Form 10-Q
period 2002-09-30
CENTER FINANCIAL CORP
filed 2002-11-14
CIK 1174820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________TO _______________

Commission file number: 000-50050

Center Financial Corporation
(Exact name of Registrant as specified in its charter)

California	52-2380548
(State of Incorporation)	(IRS Employer Identification No)

3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010
(Address of principal executive offices)

(213) 251-2222
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

          As of September 30, 2002, there were 7,088,591 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1:      INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION
 CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001

	2002	2001

	(Unaudited)
ASSETS
Cash and due from banks	$32,514,750	$28,791,216
Federal funds sold	37,535,000	33,000,000
Money market funds and interest-bearing deposits in other banks	20,000,000	20,400,000

Cash and cash equivalents	90,049,750	82,191,216

Interest-bearing deposits in other banks	—	200,000
Securities available for sale, at fair value	141,753,338	94,519,840
Securities held to maturity, at amortized cost (fair value of $16,403,592 as of September 30, 2002 and $15,224,113 as of December 31, 2001)	15,745,803	14,925,931
Federal Home Loan Bank and other equity stock, at cost	707,000	161,500
Loans, net of allowance for loan losses of $6,215,679 as of September 30, 2002 and $5,539,531 as of December 31, 2001	458,978,495	372,044,059
Premises and equipment, net	8,959,622	8,921,301
Customers’ liability on acceptances	3,971,472	4,447,128
Other real estate owned, net	—	673,938
Accrued interest receivable	3,648,889	2,750,287
Deferred income taxes, net	731,064	1,621,735
Investments in affordable housing partnerships	3,062,522	2,678,870
Other assets	4,298,395	1,537,509

TOTAL	$731,906,350	$586,673,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$189,447,883	$168,530,001
Interest-bearing	458,788,718	356,840,216

Total deposits	648,236,601	525,370,217

Acceptances outstanding	3,971,472	4,447,128
Accrued interest payable	2,502,352	3,313,289
Other borrowed funds	12,294,827	324,401
Accrued expenses and other liabilities	3,051,879	1,827,815

Total liabilities	670,057,131	535,282,850

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)
STOCKHOLDERS’ EQUITY
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	––	––
Common stock, no par value; authorized 20,0000,000 shares; issued and outstanding, 7,088,591 as of September 30, 2002 and 6,104,441 as of December 31, 2001	51,031,230	41,283,775
Retained earnings	9,219,493	10,098,100
Accumulated other comprehensive income, net of tax	1,598,496	8,589

Total stockholders’ equity	61,849,219	51,390,464

TOTAL	$731,906,350	$586,673,314

The accompanying notes are an integral part of these financial statements.

CENTER FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Month Periods Ended September 30, 2002 And 2001 (Unaudited)

	Three Months Ended		Nine Months Ended

	2002	2001	2002	2001

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$8,121,707	$7,237,105	$22,488,570	$22,511,349
Interest on federal funds sold	140,946	292,221	328,836	997,998
Interest on taxable investment securities	1,350,819	1,222,567	3,626,332	3,198,254
Interest on tax-advantaged investment securities	202,237	214,813	640,975	408,140
Dividends on equity stocks	7,795	15,262	16,157	50,088
Money market funds and interest-earning deposits	143,579	5,468	395,095	18,281

Total interest and dividend income	9,967,083	8,987,436	27,495,965	27,184,110

INTEREST EXPENSE:
Interest on deposits	2,931,467	3,360,320	7,919,614	10,801,505
Interest on borrowed funds	75,379	10,842	86,876	38,441

Total interest expense	3,006,846	3,371,162	8,006,490	10,839,946
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	6,960,237	5,616,274	19,489,475	16,344,164
PROVISION FOR LOAN LOSSES	400,000	100,000	900,000	200,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,560,237	5,516,274	18,589,475	16,144,164
NONINTEREST INCOME:
Customer service fees	1,555,164	1,354,484	4,441,136	4,083,511
Fee income from trade finance transactions	739,823	698,424	2,105,870	2,253,165
Wire transfer fees	152,952	121,480	440,074	342,160
Gain on sale of SBA loans	750,108	180,074	1,051,016	237,112
Net gain on sale of securities available for sale	171,322	—	171,322	—
Loan service fees	381,506	198,942	849,647	419,373
Other income	139,707	117,552	428,968	312,100

Total noninterest income	3,890,582	2,670,956	9,488,033	7,647,421

NONINTEREST EXPENSE:
Salaries and employee benefits	3,230,343	2,864,704	9,500,326	8,055,223
Occupancy	436,012	399,904	1,302,601	1,017,576
Furniture, fixtures, and equipment	275,979	225,930	768,747	571,876
Net other real estate owned (income)	—	—	(98,458)	—
Data processing	382,197	315,924	1,149,134	900,227
Professional service fees	490,485	271,988	1,087,559	791,241
Business promotion and advertising	355,339	344,288	1,069,667	785,126
Stationary and supplies	116,092	130,855	275,711	295,592
Telecommunications	113,164	139,044	310,383	323,159
Postage and courier service	118,681	123,438	346,032	327,642
Security service	43,412	35,614	107,279	93,766
Other operating expenses	399,340	404,427	1,165,629	1,006,113

Total noninterest expense	5,961,044	5,256,116	16,984,610	14,167,541

INCOME BEFORE INCOME TAX PROVISION	4,489,775	2,931,114	11,092,898	9,624,044
INCOME TAX PROVISION	1,682,490	1,188,546	4,230,002	3,863,081

NET INCOME	$2,807,285	$1,742,568	$6,862,896	$5,760,963

EARNINGS PER SHARE:
Basic	$0.41	$0.26	$1.01	$0.87
Diluted	$0.39	$0.25	$0.97	$0.84

The accompanying notes are an integral part of these financial statements.

CENTER FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
September 30, 2002 and December 31, 2001

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount

BALANCE, JANUARY 1, 2001	5,272,214	$33,162,280	$9,755,521	$(8,681)	$42,909,120
Comprehensive income
Net income			7,759,701		7,759,701
Other comprehensive income
Change in unrealized gain (loss), net of tax expense $93,162 and benefit ($80,831) on; Securities available for sale				128,666
Interest rate swap				(111,396)	17,270

Comprehensive income					7,776,971

Stock options exercised	144,296	705,599			705,599
Stock dividend	687,931	7,415,896	(7,415,896)
Cash paid for fractional shares			(1,226)		(1,226)

BALANCE, DECEMBER 31, 2001	6,104,441	41,283,775	10,098,100	8,589	51,390,464
Comprehensive income
Net income			6,862,896		6,862,896
Other comprehensive income
Change in unrealized gain, net of tax expense $411,422 and $748,487 on; Securities available for sale				558,401
Interest rate swap				1,031,506	1,589,907

Comprehensive income					8,452,803

Stock options exercised	167,120	1,518,417			1,518,418
Tax benefit from stock options exercised	143,986	489,032			489,031
Stock dividend	673,044	7,740,006	(7,740,006)		—
Cash paid for fractional shares			(1,497)		(1,497)

BALANCE, SEPTEMBER 30, 2002 (Unaudited)	7,088,591	$51,031,230	$9,219,493	$1,598,496	$61,849,219

The accompanying notes are an integral part of these financial statements.				(Continued)

CENTER FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
September 30, 2002 and December 31, 2001

	2002	2001

	(Unaudited)
Disclosures of reclassification amounts for the nine month period ended September 30, 2002 and for the year ended December 31, 2001:
Unrealized gain on securities available for sale:
Unrealized holding gains arising during period, net of tax expense of $483,377 in 2002 and $143,264 in 2001	$657,768	$254,691
Less reclassification adjustments for gains included in net income, net of tax expense of $71,955 in 2002 and $70,591 in 2001	(99,367)	(126,025)

Net change in unrealized gain on securities available for sale net of tax expense of $411,422 in 2002 and $93,162 in 2001	558,401	128,666
Unrealized gain on (loss) on interest rate swap:
Unrealized holding gains arising during period, net of tax expense (benefit) of $761,451 in 2002 and $(80,831) in 2001	1,049,409	(111,396)
Less reclassification adjustments for gains included in net income, net of tax expense of $12,964 in 2002 and zero in 2001	(17,903)	—

Net change in unrealized gain (loss) on interest rate swap, net of tax expense (benefit) of $748,487 in 2002 and $(80,831) in 2001	1,031,506	(111,396)

Change in unrealized gain on securities available for sale and interest rate swap, net of tax	$1,589,907	$17,270

The accompanying notes are an integral part of these financial statements.	(Concluded)

CENTER FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2002 And 2001 (Unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,862,896	$5,760,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	841,470	619,271
Amortization of premium, net of accretion of discounts on securities available for sale and held to maturity	457,425	529,826
Provision for loan losses	900,000	200,000
Gain on sale of securities available for sale	(171,322)	—
Gain on sale of SBA loans	(1,051,016)	(237,112)
Gain on sale of other real estate owned	(84,519)	—
Loss on disposition of premises and equipment	1,084	—
Federal Home Loan Bank stock dividend	(11,800)	(6,200)
Increase in accrued interest receivable	(898,602)	(445,340)
(Increase) decrease in other assets	(1,247,396)	675,613
Decrease in accrued interest payable	(810,937)	(288,940)
Increase in accrued expenses and other liabilities	1,905,320	1,594,187

Net cash provided by operating activities	6,692,603	8,402,268

CASH FLOW FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing deposits in other banks	200,000	(400,000)
Purchase of securities available for sale	(81,778,210)	(73,717,939)
Proceeds from principal repayment, matured, or called securities available for sale	31,021,432	22,172,890
Proceeds from sale of securities available for sale	4,015,071	—
Purchase of securities held to maturity	(827,960)	(3,215,070)
Proceeds from matured, or called securities held to maturity	1,558	19,481,431
Purchase of Federal Home Loan Bank and equity stock	(533,700)	(300,450)
Net increase in loans	(112,683,368)	(73,563,038)
Proceeds from sale of SBA loans	25,633,883	22,839,759
Proceeds from recoveries of loans previously charged-off	746,065	660,171
Purchases of premises and equipment	(890,202)	(2,514,401)
Proceeds from disposition of premises and equipment	9,327	—
Proceeds from sale of other real estate owned	278,457	—
Net (increase) decrease in investments in affordable housing partnerships	(380,152)	60,941

Net cash used in investing activities	(135,187,799)	(88,495,706)

(Continued)

CENTER FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2002 And 2001 (Unaudited)

	2002	2001

CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits	$122,866,384	$95,936,300
Net increase in other borrowed funds	11,970,426	1,331,703
Proceeds from stock options exercised	1,518,417	636,240
Stock dividend paid in cash for fractional shares	(1,497)	(1,226)

Net cash provided by financing activities	136,353,730	97,903,017

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,858,534	17,809,579
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$82,191,216	$47,870,390

CASH AND CASH EQUIVALENTS, END OF YEAR	$90,049,750	$65,679,969

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$8,817,427	$11,128,885
Income taxes paid	$4,039,031	$3,411,841
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING, OPERATING, AND FINANCING ACTIVITIES:
Loans made to facilitate the sale of other real estate owned	$480,000	$—
Transfer of retained earnings to common stock for stock dividend	$7,740,006	$7,415,896

The accompanying notes are an integral part of these financial statements.	(Concluded)

CENTER FINANCIAL CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.     THE BUSINESS OF CENTER FINANCIAL CORPORATION

          Center Financial Corporation (“Center Financial”) was incorporated on April 19, 2000 as a California corporation initially under the name of “Center Financial Services” to be a subsidiary of California Center Bank (the “Bank), and was subsequently renamed Center Financial Corporation to become the bank holding company for the Bank.    The new corporate structure will permit Center Financial and the Bank greater flexibility in terms of operations, expansion, and diversification. In June 2002, Center Financial filed a registration statement to register its common stock with the Securities and Exchange Commission (the “SEC”) pursuant to the terms of a Plan of Reorganization and Agreement of Merger dated June 7, 2002.  The Plan of Reorganization and Agreement of Merger provided for the exchange of shares of the Bank for shares of Center Financial on a share-for-share basis (the “Reorganization”).  The registration statement was declared effective in September 2002.   Center Financial also registered its common stock with the SEC pursuant to section 12(g) of the Securities Exchange Act of 1934, as amended. The Reorganization was consummated on October 28, 2002, at which time each issued and outstanding share of the California Center Bank was exchanged on a share-for-share basis for a share of Center Financial, and the Bank became a wholly owned subsidiary of Center Financial.  As of September 30, 2002, Center Financial had not engaged in any business since its incorporation. In the Reorganization, the Bank will continue its operations as presently conducted under its Management, but the Bank will be a wholly owned subsidiary of Center Financial.   Center Financial, the Bank, and the subsidiary of the Bank (CB Capital Trust) discussed below, are collectively referred to herein as the “Company”.  The financial statements for Center Financial presented herein are presented pro forma, on a consolidated basis, assuming the Reorganization had been consummated as of the dates of the respective financial statements.

          The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986.  The Bank’s headquarters is located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010.  The Bank is a community bank providing comprehensive financial services for small to medium sized business owners, mostly in Southern California.  The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers.  In addition, the Bank is a Preferred Lender of Small Business Administration (SBA) loans and provides trade finance loans and other international banking products.  The Bank’s primary market is the greater Los Angeles metropolitan area, including Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has twelve full-service branch offices located in Los Angeles, Orange, San Bernardino, and San Diego counties.  The Bank opened all 12 branches as de novo branches, including the Oxford Branch, which began its operations in September 2002.  The Oxford Branch is situated in the heart of the Korean community in Los Angeles.  The Bank also operates three Loan Production Offices (“LPO’s”) in Phoenix, Seattle, and Denver.

          Additionally, CB Capital Trust, a Maryland real estate investment trust, was formed as a subsidiary of the Bank in August 2002 with the primary business purpose of investing in the Bank’s real-estate related assets, and should ultimately reduce state taxes and increase its earnings.  CB Capital Trust was capitalized in September 2002, whereby the Bank exchanged real estate related assets for 100% of the common stock of the CB Capital Trust.  Additionally, it is anticipated that CB Capital Trust will issue preferred stock to at least 100 employees.  The value of preferred shares issued to each employee will be minimal.

          Center Financial’s principal source of income is currently dividends from the Bank, but Center Financial intends to explore supplemental sources of income in the future.  The expenditures of Center Financial, including the holding company formation related legal and accounting professional fees, SEC Registration, NASDAQ listing fees and the cost of servicing debt, will generally be paid from dividends paid to Center Financial by the Bank.

2.     BASIS OF PRESENTATION

          The consolidated financial statements include the accounts of Center Financial, the Bank, and CB Capital Trust.  Intercompany transactions and accounts have been eliminated in consolidation.

          The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments which are, in the opinion of Management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the nine months ended September 30, 2002 are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted.  The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for each of the years in the three-year period ended December 31, 2001 included in Company’s Form S-4 Registration Statement effective September 25, 2002.

          Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

3.     SIGNIFICANT ACCOUNTING POLICIES

          The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – Amendment of FAS 133 on January 1, 2001. There was no transition adjustment upon adoption by the Company. These statements establish accounting and reporting standards for derivative instruments and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheets and measure those instruments at fair value.  If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure.  The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

          In accordance with these accounting standards, the Company has identified certain variable-rate loans as a source of interest rate risk to be hedged in connection with the Company’s overall asset-liability management process.  As these loans have contractually variable rates, there is a risk of fluctuation in interest income as interest rates rise and fall in future periods.  In response to this identified risk, the Company uses an interest rate swap as a cash flow hedge to hedge the interest rate risk associated with the cash flows of the specifically identified variable-rate loans. To qualify for hedge accounting, the Company must demonstrate that at the inception of the hedge and on an on-going basis that the changes in the fair value of the hedging instrument are expected to be perfectly effective in offsetting related changes in the cash flows of the hedged loans due to the matched terms in both the interest rate swap and the hedged loans.  Accordingly, the accumulated change in the fair value of the cash flow hedge is recorded in a separate component of stockholders’ equity, net of tax, while ineffective portions are recognized in earnings immediately. Revenues or expenses associated with the interest rate swap are accounted for on an accrual basis and are recognized as adjustments to interest income on loans, based on the interest rates currently in effect for the interest rate swap agreement.

4.     RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Accounting for Business Combinations, effective starting with fiscal years beginning after December 15, 2001.  This standard requires that all business combinations be accounted for by a single method – the purchase method and prohibits the use of the pooling-of-interests method for all business combinations initiated after June 30, 2001. This statement supersedes Accounting Principle Board Opinion (“APB”) Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Contingencies of Purchased Enterprises.  This statement reflects the conclusion that virtually all business combinations are acquisitions and, thus, all business combinations should be accounted for in the same way that other asset acquisitions are accounted for – based on the values exchanged. The adoption of SFAS No. 141 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

          In June 2001, the FASB issued SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, effective starting with fiscal years beginning after December 15, 2001.  This standard establishes new accounting standards for goodwill and other intangible assets and continues to require the recognition of goodwill and other intangible assets as an asset but does not permit amortization of goodwill and other intangible assets as previously required by APB Opinion No. 17. The standard also establishes a new method of testing goodwill and other intangible assets for impairment. It requires goodwill and other intangible assets to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired, if any, would be expensed to current operations. The adoption of SFAS No. 141 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

          In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This standard supersedes SFAS No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets to Be Disposed Of, but retains the requirements relating to recognition and measurement of an impairment loss and resolves certain implementation issues relating to recognition and measurement of an impairment loss and resolves certain implementation issues relating from SFAS No. 121.  This Statement is effective for fiscal years beginning after December 15, 2001.  The adoption of SFAS No. 144 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which among various topics, eliminated the requirement that all forms of gains or losses on debt extinguishments, such as the liquidation of repurchase agreements, be reported as extraordinary items.  The adoption of SFAS No. 141 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

          The FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in July 2002.  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.  Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS 146 replaces Issue 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

          In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution.  This statement requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets.  Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002.  If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of the statement.  Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements.  Additionally, the scope of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.  This statement is effective for the Company beginning October 1, 2002.  The Company has adopted the new standard as of October 1, 2002 and the adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

5.     OTHER BORROWED FUNDS

          The Company generally borrows funds from the Treasury, Tax, and Loan Investment Program, which is administered by the Federal Reserve Bank.  Borrowings obtained from the Treasury, Tax, and Loan Investment Program mature within a month from the transaction date.  Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2,200,000.  The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $3,475,790 (available-for-sale at fair market value of $2,475,790 and held-to-maturity at amortized cost of $1,000,000) at September 30, 2002 and $3,530,499 (available-for-sale at fair market value of $2,530,499 and held-to-maturity at amortized cost of $1,000,000) at December 31, 2001, as collateral to participate in the program.

          The borrowed amounts outstanding at September 30, 2002 and December 31, 2001, which includes Treasury Tax and Loan and notes issued to U.S. Treasury, were $2,334,723 and $324,401, respectively.  Interest expense on notes was $16,004 for the nine months ended September 30 2002 and $42,685 for the year ended December 31, 2001, reflecting average interest rates of 1.03% and 3.88%, respectively.

          In addition, the Company regularly uses Federal Home Loan Bank (“FHLB”) advances.  During the third quarter of 2002, the Company borrowed $10,000,000 from the Federal Home Loan Bank of San Francisco with note terms from 2 years to 15 years.  Notes of 10-year and 15-year terms are amortizing over the life of notes.  As of September 30, 2002, the amount of FHLB advances outstanding at September 30, 2002 and December 31, 2001 were $9,960,104 and $0, respectively.  The Company has pledged government agencies and/or mortgage-backed securities with a total carrying value of $11,609,194 (all available-for-sale securities at fair market value) at September 30, 2002.  Total interest expense on the notes was $70,769 and $0 for the nine months ended September 30 2002 and 2001.

6.     EARNINGS PER SHARE

          The actual number of shares outstanding at September 30, 2002, was 7,088,591. Basic earnings per share is calculated on the basis of weighted average number of shares outstanding during the period.  Diluted earnings per share is calculated on the basis of weighted average shares outstanding during the period plus shares issuable upon assumed exercise of outstanding common stock options and warrants.

          The following table sets forth the Company’s earnings per share calculation for the three and nine months ended September 30, 2002 and 2001:

	For the Three Months Ended September 30,

	2002			2001

	(In thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts

Basic earnings per share	$2,807	6,857	$0.41	$1,743	6,704	$0.26
Effect of dilutive securities:
Stock options	—	292	$(0.02)	—	285	$(0.01)

Dilutive earnings per share	$2,807	7,149	$0.39	$1,743	6,989	$0.25

	For the Nine Months Ended September 30,

	2002			2001

	(In thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts

Basic earnings per share	$6,863	6,828	$1.01	$5,761	6,660	$0.87
Effect of dilutive securities:
Stock options	—	237	(0.04)	—	238	(0.03)

Dilutive earnings per share	$6,863	7,065	$0.97	$5,761	6,898	$0.84

 7.     COMMITMENTS AND CONTINGENCIES

          The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, commercial letters of credit, standby letters of credit, and performance bonds. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

          The Company’s exposure to credit loss is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

          Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of the collateral obtained, if deemed necessary by the Company upon extension of credit, is based on Management’s credit evaluation of the borrower.

          Commercial letters of credit, standby letters of credit, and performance bonds are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in making loans to customers. The Company generally holds collateral supporting those commitments if deemed necessary.

          A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at September 30, 2002 and December 31, 2001 follows:

Outstanding Commitments

	September 30, 2002	December 31, 2001

Commitments to extend credit	$48,559,368	$45,235,628
Standby letters of credit	3,356,375	3,329,802
Commercial letters of credit	16,943,349	12,682,434
Performance bonds	209,525	416,856

8.     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

          As of September 30, 2002, the Company had three interest rate swap agreements at a notional amount of $65 million, wherein the Company receives a fixed rate of 5.89% at semi-annual intervals and 6.89% and 6.25% at quarterly intervals, respectively. The Company pays a floating rate at quarterly intervals for all three off-balance sheet interest rate swaps based on the Wall Street Journal published Prime Rate, on notional amounts of $20 million (original notional amount of  $45 million but terminated $25 million in August 2002), $20 million, and $25 million, respectively.  These contracts mature on October 30, 2003, May 10, 2005, and August 15, 2006, respectively.  At September 30, 2002, the Wall Street Journal published Prime Rate was 4.75 percent.  Interest income from loans was increased by $565,435 for the nine months ended September 30, 2002.  At September 30, 2002, the fair value of the interest rate swaps was at a favorable position of $1,031,506 net of tax of $748,487, and is included in accumulated other comprehensive income. At September 30, 2002, the related asset on the interest rate swap of $1,779,993 was included in other assets.

          In August 2001, the Company terminated a $25 million notional amount interest rate swap with a gain of  $201,000, which will be recognized over the remaining term of the interest rate swap agreement until October 2003 as yield adjustment of underlying loans.

          The credit risk associated with the interest rate swap agreements represents the accounting loss that would be recognized at the reporting date if the counterparty failed completely to perform as contracted and any collateral or security proved to be of no value.  To reduce such credit risk, the Company evaluates the counterparty’s credit rating and financial position.  In Management’s opinion, the Company did not have a significant exposure to the individual counterparty before the maturity of the interest rate swap agreements, because the counterparties to the interest rate swap agreements are large banks with strong credit ratings.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULT S OF OPERATIONS

          The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of the Company. This information is intended to facilitate the understanding and assessment of significant changes and trends related to the financial condition of the Company and its operations. This discussion and analysis should be read in conjunction with the audited financial statements and notes thereto as of and for each of the years in the three-year period ended December 31, 2001 included in the Company’s Form S-4 Registration Statement effective September 25, 2002, and the accompanying interim unaudited consolidated financial statements notes thereto.

SELECTED FINANCIAL DATA

          The following table sets forth-certain selected financial data concerning the Company for the periods indicated:

	As of and for the Nine Months and Year Ended

	September 30, 2002	September 30, 2001	December 31, 2001

	(Dollars in thousands, unaudited)
AVERAGE BALANCES:
Average net loans	$416,666	$323,884	$331,685
Average investment securities	114,773	86,643	93,849
Average assets	641,827	491,724	510,552
Average deposits	400,803	301,298	313,050
Average equity	55,458	46,374	47,529
PERFORMANCE RATIOS:
Return on average assets[1]	1.43%	1.57%	1.52%
Return on average equity[1]	16.55%	16.61%	16.33%
Efficiency ratio[2]	58.61%	59.05%	59.66%
Net interest margin[3]	4.44%	4.93%	4.86%
CAPITAL RATIOS [4]
Leverage capital ratio	8.55%	9.32%	9.07%
Tier 1 risk-based capital ratio	10.99%	12.37%	11.60%
Total risk-based capital ratio	12.14%	13.63%	12.85%
ASSET QUALITY RATIOS
Allowance for loan losses to total gross loans	1.34%	1.93%	1.47%
Allowance for loan losses to non-performing loans	305.96%	100.68%	379.19%
Total non-performing assets [5] to total assets	0.27%	1.21%	0.38%

1	Calculations are based on annualized net income, sum of trailing 12 months.
2	Represents the ratio of non-interest expense to the sum of net interest income before provision for loan losses and total non-interest income excluding securities gains and losses.
3	Net interest margin is calculated by dividing annualized net interest income by total average interest-earning assets.
4	The capital ratios of Center Financial Corporation and California Center Bank were the same as of September 30, 2002.
5	Nonperforming assets consist of nonperforming loans, which include nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned.

FORWARD-LOOKING STATEMENTS

          Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuer’s of such securities suffering financial losses; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, see “Interest Rate Risk Management” and “Liquidity and Capital Resources” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Form S-4 Registration Statement effective September 25, 2002.

SUMARY OF FINANCIAL DATA

RESULTS OF OPERATIONS SUMMARY

     Net income for the third quarter of 2002 was $2.8 million compared to $1.7 million for the third quarter of 2001.  Basic and diluted earnings per share were $0.41 and $0.39 compared to $0.26 and $0.25 for the third quarter of 2002 and 2001, respectively.  The Company’s annualized return on average assets was 1.58% and annualized return on average equity was 18.95% for the quarter ended September 2002. This compares favorably with the 1.30% return on average assets and 14.24% return on average equity for the like quarter in 2001.  The Company’s improvement in 2002 third quarter earnings compared to the same period in 2001 represents an increase of 61.1%.  The primary reason for the earnings improvement was increase in net interest income and noninterest income offset by increases in noninterest expenses and a higher provision for loan losses.   Noninterest income increased $1.2 million or 45.7% for the third quarter of 2002 compared to the same quarter of 2001, whereas noninterest expense increased $705,000 or 13.4% for the third quarter of 2002 compared to the like quarter a year ago. The higher growth of noninterest income compared to noninterest expense contributed to the improved profitability ratios for the third quarter of 2002 in spite of the decline in net interest margin.

     Net interest income increased 23.9% to $7.0 million for the third quarter of 2002, compared to $5.6 million for the same quarter in 2001. The increase in net interest income for the third quarter of 2002 was due to growth in the Company’s interest-earning assets offset by declines in the average yield on earning assets.  The Company’s net interest margin declined to 4.28% for the third quarter in 2002 from 4.64% for the like quarter in 2001.  The net interest margin was depressed in 2002 due to the impact of declining rates on the Company’s asset-sensitive balance sheets.

     Noninterest income for the third quarter of 2002 was $1.2 million higher than for the third quarter of 2001.  The higher noninterest income was attributable to: (i) higher recurring customer service fees partially contributed from new branches opened during second half of 2001, (ii) higher loan servicing fees due to newly sold servicing assets in 2002, (iii) gain on sale of securities available for sale, and (iv) higher gains from the sale of SBA loans in the third quarter of 2002.  The increase in non-interest income was offset by a $705,000 unfavorable variance in non-interest expenses.  The Company’s overhead efficiency ratio improved to 54.9% for the third quarter of 2002 from 63.4% for the third quarter of 2001, which indicates that the five new branches started to contribute to the Company’s overall profitability.

     As with third quarter numbers, net income for the nine months ended September 30, 2002 compares favorably to the same period in 2001. Net income increased 19.1% to $6.9 million for the first nine months of 2002 compared to $5.8 million for the same period in 2001.  Basic and diluted earnings per share were $1.01 and $0.97 compared to $0.87 and $0.84 for the nine months ended September 30, 2002 and 2001, respectively.  However, the annualized return on average assets and annualized return on average equity declined to 1.43% and 16.55% for the nine months ended September 30, 2002 compared to 1.57% and 16.61% for the same period in 2001.  The reason for the variance in the Company’s profitability ratios was due to decrease in net interest margin by 49 basis points and $142.8 million increase in average earning assets.  The average yields on loans and investments declined 208 and 59 basis points for the nine months ended September 30, 2002 compared to the like period in 2001, respectively.

FINANCIAL CONDITION SUMMARY

     The Company’s total assets increased $145.2 million, or 24.8%, to $731.9 million as of September 30, 2002, relative to total assets as of December 31, 2001. The increase in total assets was primarily a result of growth in net loans of $86.9 million, investment securities of $48.1 million and short-term investments of $4.5 million.  The increase in total assets was funded primarily by increases in deposits and in FHLB borrowings.  Average earning assets increased significantly due to growth in average loans, average investments, and average money market funds, which increased by $92 million or 28.6%, $28.1 million or 32.5%, and $27.6 million, respectively, for the nine months ended September 30, 2002 compared to the same period in 2001.

     The loan portfolio increased by 23.4% to $459.0 million at September 30, 2002 compared to $372.0 million at December 31, 2001, but decreased slightly as a percentage of total assets to 62.7% from 63.4% as of those same dates.   The growth in loans was generated, in part, by increased penetration of the Company’s SBA lending at the Loan Production Offices (LPOs) and focused marketing efforts in the Company’s current markets.

     Total investment securities grew to $157.5 million at September 30, 2002 compared to $109.4 million at December 31, 2001.  The investment securities at September 30, 2002 represent an increase of 43.9% or $48.1 million compared to December 31, 2001. Most of the increase was in securities available for sale, which increased 50.0% or $47.2 million at September 30, 2002 compared to December 31, 2001.  Investment securities represented 21.5% of total assets at September 30, 2002, compared to 18.7% as of December 31, 2001.

     Total deposits increased $122.9 million or 23.4% to $648.2 million at September 30, 2002 compared to $525.4 million at December 31, 2001.  The new branches, which opened in mid 2001 have contributed $78.2 million in total deposits as of September 30, 2002.   Money Market and NOW Account deposits increased $33.0 million or 42.5% to $110.7 million as of September 30, 2002 compared to $77.7 million at December 31, 2001.  Time Deposits over $100,000 increased by $48.6 million or 28.3% to $220.3 million at September 30, 2002 compared to $171.7 million at December 31, 2001.  Time Deposits under $100,000 increased by $9.2 million or 11.9% to $86.4 million at September 30, 2002 compared to $77.2 million at December 31, 2001.   Time Deposits over and under $100,000 included brokered deposits of $12.0 million and $7.5 million at September 30, 2002, respectively.  The Company accepted brokered deposits to increase longer-term deposits at the low rate environment. The term of the deposits range from six months to three years. The average rate on these deposits was 3.35%.   As a percentage of total deposits, demand deposits, money market and NOW accounts, time deposits over $100,000, and time deposits under $100,000 comprised 29.2%, 17.1%, 34.0%, and 13.3% as of September 30, 2002, respectively.  Demand deposits, savings accounts, money market and NOW accounts, and time deposits over $100,000 increased 12.4%, 37.0%, 42.5%, and 28.3% as of the same date compared to December 31, 2001, respectively.

     The Company took long-term advances for the total amount of $10 million from Federal Home Loan Bank, with final maturities of 2 years, 5 years, 10 years, and 15 years in order to take the advantage of current low rate structure.  The 10-year and 15-year notes are amortizing over its life.

     Stockholders’ equity increased $10.5 million or 20.4% to $61.9 million as of September 30, 2002 compared to $51.4 million at December 31. 2001.  The increase was due to stock option exercise of $1.5 million, tax benefit from exercise of options of $500,000, addition to retention of earnings of $6.9 million, and increase of $1.6 million in other comprehensive income, net of taxes due to the low-rate environment.  Other comprehensive income is comprised of unrealized gain/loss of available-for-sale securities investment and fair market value of interest rate swaps the Company has entered into for hedging purposes.

EARNINGS PERFORMANCE ANALYSIS

     As previously noted and reflected on the Consolidated Statements of Income, during the quarter and for the nine months ended September 30, 2002 the Company generated net income of $2.8 million and $6.9 million, as compared to $1.7 million and $5.8 million for the same periods in 2001.  The Company earns income from two primary sources:  net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and net non-interest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest income

          The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources.  The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

          Total interest and dividend income for the third quarter of 2002 increased 10.9% to $10.0 million compared with $9.0 million for the same period in 2001, primarily due to increases in both the Company’s loan and investment portfolios offset by lower yields on all categories of earning assets.  Growth was driven by average net loans and average investment securities.  Average net loans increased $104.1 million or 30.7% and average investments increased  $32.1 million or 31.0% for the third quarter of 2002 compared to the same period 2001.

          Net interest income increased by $1.3 million for the third quarter of 2002 compared to the like quarter in 2001.  Of this increase, approximately $1.8 million was due to volume change offset by $258,000 and $184,000 in rate and rate/volume changes, respectively.  The average yield on loans for the third quarter of 2002 declined to 7.27% compared to 8.46% for the like quarter in 2001, a decrease of 119 basis points.  The average investment portfolio for the third quarter of 2002 and 2001 was  $135.7 million and $103.6 million, respectively. The average yield on the investment portfolio as of the third quarter of 2002 and 2001 was 4.54% and 5.50%, respectively.

          Total interest expense for the third quarter of 2002 declined 10.8% to $3.0 million compared with $3.4 million for the same quarter in 2001.  The decrease in interest expense was attributable to lower rates paid on substantially all categories of interest-bearing liabilities offset by increase in deposit volume.

          The yield on earning assets for the third quarter of 2002 decreased to 6.13% compared to 7.43% for the like quarter in 2001. Similarly, the average cost on interest-bearing liabilities has declined to 2.64% the third quarter 2002 compared to 4.05% for the same quarter in 2001.

          For the nine-month period ended September 30, 2002, total interest and dividend income increased modestly to $27.5 million compared with $27.2 million over the same period 2001.  The yield on average earning assets declined 193 basis points to 6.27% for the nine months ended September 30, 2002, compared to 8.20% for the same period last year.  Total interest expense for the nine months ended 2002 decreased 26.1% to $8.0 million compared to $10.8 million for same period last year.

          The historically low interest rate environment has had an impact on both interest-earning assets and interest bearing-liabilities resulting in a compression of the net interest margin. Similarly, the average cost on interest-bearing liabilities has declined to 2.65% for the nine months ended 2002 compared to 4.79% for the same period last year.

          For the nine months ended September 30, 2002, average deposits and borrowings increased 33.7% to $404.5 million compared to $302.5 million for the same period last year.  However, the average cost of funds declined 214 basis points to 2.65% from 4.79% last year.  For the nine months ended September 30, 2002, average noninterest-bearing demand deposits increased 31.0% to $172.1 million compared to $131.4 million for the same period in 2001.

          The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended September 30, 2002 and 2001:

Distribution, Rate and Yield Analysis of Net Income

	For the Three Months Ended September 30,

	2002			2001

	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [6]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans [7]	$443,505	$8,122	7.27%	$339,422	$7,237	8.46%
Federal funds sold	33,093	141	1.69	34,748	292	3.34
Taxable investment securities:
U.S. Treasury	2,205	24	4.39	2,161	25	4.65
U.S. Government agencies debt securities	33,959	372	4.35	33,040	451	5.41
U.S. Government agencies mortgage backed securities	69,793	812	4.62	33,930	508	5.94
U.S. Government agencies collateralized mortgage obligations	3,763	50	5.23	8,689	126	5.74
Municipal securities	103	1	3.87	103	0	0.48
Others securities [8]	6,552	92	5.55	7,663	113	5.85

Taxable investment securities:	$116,375	$1,351	4.61%	$85,586	$1,223	5.67%
Tax-advantaged investment securities: [9]
Municipal securities	6,226	64	4.08	5,403	60	4.41
Others – Government preferred stock	13,124	139	4.19	12,629	155	4.87

Tax-advantaged investment securities	19,350	203	4.16%	18,032	215	4.73%
Equity Stock- Federal Home Loan Bank (FHLB)	687	7	4.04	1,380	15	4.39
Money market funds and interest-earning deposits	31,740	143	1.79	600	5	3.62

Total interest-earning assets	644,750	9,967	6.13%	479,768	8,987	7.43%

Non-interest earning assets:
Cash and due from banks	35,093			30,173
Premises and equipment – net	9,020			8,624
Other real estate owned	—			—
Customer’s acceptance outstanding	3,964			6,187
Accrued interest receivables	3,126			2,389
Other assets	7,110			4,088

Total noninterest-earning assets	58,313			51,461

Total Assets	$703,063			$531,229

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$102,562	$466	1.80%	$71,321	$438	2.44%
Savings	38,842	276	2.82	25,392	144	2.25
Time certificates of deposit in Denominations of $100,000 or more	217,015	1,596	2.92	159,566	1,921	4.78
Other time certificates of deposit	84,274	594	2.79	72,818	857	4.67

Total interest-bearing deposits	442,693	2,932	2.63%	329,097	3,360	4.05%
Other borrowed funds	8,461	75	3.53	1,361	11	3.16

Total interest-bearing liabilities	$451,154	$3,007	2.64%	$330,458	$3,371	4.05%

Non-interest-bearing liabilities:
Demand deposits	183,458			140,476
Other liabilities	9,690			11,742

Total non-interest bearing liabilities	193,148			152,218
Stockholders’ equity	58,761			48,553

Total liabilities and stockholders’ equity	$703,063			$531,229

Net interest income		$6,960			$5,616
Net interest spread [10]			3.49%			3.39%
Net interest margin [11]			4.28%			4.64%
Ratio of average interest-earning assets to Interest-bearing liabilities			142.91%			145.18%

6	Average rates/yields for these periods have been annualized.
7

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained.  Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fees were approximately $313,000 and $263,000 for the three months ended September 30,2002 and 2001, respectively.

8	Other securities include corporate debt securities and U.S. Government asset-backed securities.
9

Yields on tax-advantaged income have not been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

10	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
11	Represents the net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

          The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the nine months ended September 30, 2002 and 2001:

Distribution, Rate and Yield Analysis of Net Income

	For the Nine Months Ended September 30,

	2002			2001

	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans [12]	$416,665	$22,488	7.22%	$323,884	$22,511	9.29%
Federal funds sold	26,216	329	1.68	31,112	998	4.29
Taxable investment securities:
U.S. Treasury	2,180	73	4.48	2,669	95	4.76
U.S. Governmental agencies debt securities	23,890	888	4.97	34,719	1,430	5.50
U.S. Governmental agencies mortgage backed securities	60,235	2,231	4.95	21,790	952	5.84
U.S. Governmental agencies collateralized mortgage obligations	2,835	139	6.53	9,299	466	6.70
Municipal securities	103	5	6.10	103	—	0.00
Others securities [13]	6,634	291	5.87	5,712	255	5.97

Taxable investment securities:	$95,878	$3,627	5.06%	$74,292	$3,198	5.75%
Tax-advantaged investment securities [14]
Municipal securities	5,742	179	4.17	4,262	139	4.36
Others – Government preferred stock	13,153	462	4.69	8,089	269	4.45

Tax-advantaged investment securities	18,895	641	4.54%	12,351	408	4.42%
Equity Stocks- Federal Home Loan Bank (FHLB) and others	460	16	4.70	1,212	50	5.53
Money market funds and interest-earning deposits	28,123	395	1.88	565	19	4.50

Total interest-earning assets	$586,237	$27,496	6.27%	$443,416	$27,184	8.20%

Non-interest earning assets:
Cash and due from banks	33,557			27,959
Premises and equipment – net	8,972			7,825
Other real estate owned	57			—
Customer’s acceptance outstanding	4,115			5,758
Accrued interest receivables	2,903			2,433
Other assets	5,986			4,333

Total noninterest-earning assets	55,590			48,308

Total Assets	$641,827			$491,724

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$89,246	$1,168	1.75%	$57,261	$1,205	2.81%
Savings	34,957	684	2.61	24,062	455	2.53
Time certificates of deposit in
Denominations of $100,000 or more	198,070	4,390	2.96	146,603	6,232	5.68
Other time certificates of deposit	78,530	1,678	2.86	73,372	2,910	5.30

	400,803	7,920	2.64%	301,298	10,802	4.79%
Other borrowed funds	3,678	86	3.13	1,242	38	4.09

Total interest-bearing liabilities	$404,481	$8,006	2.65%	$302,540	$10,840	4.79%

Non-interest-bearing liabilities:
Demand deposits	172,106			131,412
Other liabilities	9,782			11,398

Total non-interest bearing liabilities	181,888			142,810
Stockholders’ equity	55,458			46,374

Total liabilities and stockholders’ equity	$641,827			$491,724

Net interest income		$19,490			$16,344
Net interest spread [15]			3.62%			3.41%
Net interest margin [16]			4.44%			4.93%
Ratio of average interest-earning assets to Interest-bearing liabilities			144.94%			146.56%

12

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained.  Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fees were approximately $800,000 and $629,000 for the nine months ended September 30,2002 and 2001, respectively.

13			Other securities include corporate debt securities and U.S. Government asset-backed securities.
14

Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the Government’s preferred stock are not taxable for federal income tax purposes.

15			Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
16			Represents the net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

          The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned on interest-earning assets and paid on interest-bearing liabilities.  In addition, it shows the changes in interest income and expenses attributable to: (1) variances in average daily balances (Volume), (2) variances in interest rates (Rate), and (3) variances attributable to changes in both the interest rate and average daily balances (Rate/Volume).

Rate / Volume Analysis of Net Income

	Three Months Ended September 30, 2002 vs. 2001 Increase (decrease) due to changes in				Nine Months Ended September 30, 2002 vs. 2001 Increase (decrease) due to changes in

	Volume	Rate	Rate / Volume	Total	Volume	Rate	Rate / Volume	Total

	(Dollars in thousands)
Interest Income:
Loans [17]	$2,219	$(1,021)	$(313)	$885	$6,449	$(5,031)	$(1,441)	$(23)
Federal funds sold	(14)	(144)	7	(151)	(157)	(608)	96	(669)
Taxable investment securities	439	(229)	(82)	128	929	(387)	(113)	429
Tax-advantaged securities [18]	16	(26)	(2)	(12)	216	11	6	233
Equity stock –FHLB	(8)	(1)	1	(8)	(32)	(7)	5	(34)
Money market funds and interest-earning deposit	284	(3)	(143)	138	927	(11)	(540)	376

Total earning assets	2,936	(1,424)	(532)	980	8,332	(6,033)	(1,987)	312

Interest Expense:
Money market and super NOW	192	(114)	(50)	28	674	(456)	(255)	(37)
Savings deposits	76	37	19	132	206	16	7	229
Time deposits	824	(1,090)	(323)	(589)	2,354	(4,317)	(1,111)	(3,074)
Other borrowings	57	2	6	65	75	(9)	(18)	48

Total interest-bearing liabilities	1,149	(1,165)	(348)	(364)	(3,309)	(4,766)	(1,377)	(2,834)

Net interest income	$1,787	$(259)	$(184)	$1,344	$5,023	$(1,267)	$(610)	$3,146

Provision for Loan Losses

          Credit risk is inherent in the business of making loans.  The Company sets aside an allowance for potential loan losses through charges to earnings, which are reflected monthly in the income statement as the provision for loan losses.  Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that in Management’s judgment is adequate to absorb losses inherent in the Company’s loan portfolio.

          The provision for loan losses amounted to $400,000 for the third quarter of 2002 compared to $100,000 for the same period last year. For the nine-month period ended 2002 the provision for loan loss total $900,000 compared to $200,000 for the same period last year. The provision for loan losses for the first nine months of 2002 reflected loan portfolio growth of 23.3% as of September 30, 2002 compared to the end of last year as well as other factors.  Considering that nonperforming loans increased by $500,000 from $1.5 million at December 31, 2001 to $2.0 million as of September 30, 2002 and new loans increased by $86.9 million, Management belieces that the $900,000 additional loan loss provision was adequate for the first nine months of 2002.  Refer to “Nonperforming Assets” and “Allowance for Loan Losses” tables for details.  While Management believes that the allowance for loan losses was adequate at September 30, 2002, future additions to the allowance will be subject to continuing evaluation of the estimation, inherent and other known risks in the loan portfolio.  The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

Noninterest Income

          Noninterest income includes revenues earned from sources other than interest income. The primary sources of noninterest income include customer service charges and fees on deposit accounts, fees and commissions generated from trade finance activities and issuance of letters of credit, ancillary fees on loans, net gains on sales of loans and net gains on sale of investment securities available for sale.

          For the third quarter of 2002, noninterest income increased 45.7% to $3.9 million compared to $2.7 million for the same quarter 2001.  The growth in noninterest income was primarily attributable to increase in customer service fees, other loan related service fees, gain on sale of loans and securities, and other income.

          Customer service fees increased 14.8% to $1.6 million compared to $1.4 million for the same quarter in 2001, but decreased from 50.7% to 40.0% of total noninterest income.  The decrease was due to relative increase in gain on sale of SBA loans and securities for the third quarter of 2002 compared to the same quarter a year ago.  Other loan related fees increased $183,000 during the third quarter of 2002, which was attributable primarily to growth in loan volume.  Other loan related service fees and other income represented 13.4% of total noninterest income or $521,000 for the third quarter of 2002 compared to $316,000 or 11.9% for the same quarter of 2001.

          The Company sold the guaranteed portion on part of its SBA loan portfolio in the secondary market during the third quarter of 2002.   Gain on sale of SBA loans increased 316.6% to $750,000 compared to $180,000 for the like quarter of 2001.  In addition, the Company sold certain available-for-sale securities at a gain of $171,000 to take advantage of favorable market conditions.

          For the nine months ended ended September 30, 2002, noninterest income totaled $9.5 million compared to $7.6 million for the same period last year, an increase of 24.1%.  Customer service fees increased 8.8% to $4.4 million compared to  $4.1 million for the same period of 2001.  The increase was mostly a result of the branch network expansion and the continued increase in the Company’s deposit base.  Other loan related fees increased by $430,000 or 102.6% to $850,000 for the nine-months ended September 30, 2002, compared to $419,000 for the same period last year.  Other loan related fees and other income combined totaled $1.3 million compared to $731,000 for the nine months ended September 30, 2002 and 2001, respectively.  During the same period, gain on sale of loans totaled $1.1 million compared to $237,000 for the same period in 2001.

          The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

Noninterest Income

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,

	2002		2001		2002		2001

	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

	(Dollars in thousands)
Noninterest income:
Customer service fee	$1,555	39.96%	$1,355	50.72%	$4,441	46.81%	$4,084	53.41%
Fee income from trade finance transactions	740	19.02	698	26.14	2,106	22.20	2,253	29.46
Wire transfer fees	153	3.93	121	4.53	440	4.64	342	4.47
Gain on sale of loans	750	19.28	180	6.74	1,051	11.08	237	3.10
Net gain on sale of securities available for sale	171	4.39	—	0.00	171	1.80	—	0.00
Other loan related service fees	382	9.82	199	7.45	850	8.96	419	5.48
Other income	140	3.60	118	4.42	429	4.52	312	4.08

Total noninterest income:	$3,891	100.00%	$2,671	100.00%	$9,488	100.00%	$7,647	100.00%

As a percentage of average earning assets:	0.60%		0.56%		1.62%		1.72%

Noninterest Expense

          For the third quarter of 2002, noninterest expense increased 13.4% to $6.0 million compared to $5.3 million for the same quarter in 2001.  The increase in noninterest expense was primarily attributable to costs related to expansion of the branch network, legal and accounting professional fees associated with the Company’s holding company reorganization, Securities and Exchange Commission (“SEC”) registration and Nasdaq listing.

          Compensation and employee benefits increased 12.8% to $3.2 million for the third quarter ended of 2002 compared to $2.9 million for the same quarter in 2001. Approximately half of the increase in compensation and employee benefits was attributable to increased personnel to staff the new branches; the remainder of the increase was due to normal salary increases.

          Occupancy expense increased for the third quarter 2002 to $436,000 compared to $400,000 for the same period last year.  The expansion of the branch network and relocation of the Company’s headquarters in 2001 was primarily responsible for the increased occupancy expense.

          Furniture, fixture, and equipment expense increased by 22.2% to $276,000 for third quarter of 2002 compared to $226,000 for the same quarter in 2001.  The increased expense in this category was due to the increase in the branch network and the relocation of the Company’s headquarters.

          For the third quarter ended September 30, 2002, data processing expenses increased by 21.0% to $382,000 compared to $316,000 for the same quarter in 2001.  The increase was attributable to growth in the volume of transactions from the existing and the new branches.

          For the third quarter of 2002, professional service fees increased 80.3% to $491,000 compared to $272,000 for the same quarter last year.  The increase was primarily attributable to an increase in legal and accounting fees related to  the formation of  holding company and the SEC registration preparation.

          Other noninterest expenses include stationery and supplies, telecommunications, postage, courier service, security service and miscellaneous other operating expenses.  For the third quarter of 2002, these noninterest expenses decreased 5.1% to $791,000 compared to $833,000 for the same quarter in 2001.

          The efficiency ratio, defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income, were 54.9% and 63.4% for the third quarters of 2002 and 2001, respectively.  The efficiency ratio has shown significant improvement during the third quarter of 2002, because most of new branches, which opened during the third quarter of 2001, passed their breakeven point and started to show profits.

          The Company’s total noninterest expense increased 19.9% to $17.0 million for the nine months ended 2002, compared with $14.2 million for the same period in 2001.   For the same period, compensation and employee benefits increased 17.9% to $9.5 million compared to $8.1 million in 2001.

          Occupancy expense for the nine-month period ended 2002 increased to $1.3 million compared to $1.0 million for the same period last year. Furniture, fixtures, and equipment expense increased 34.4% to $769,000 compared to $572,000 for the same nine-month periods ended September 30, 2002, and 2001.

          Other real estate owned (“OREO”) reflected a net gain of $98,000 and $0 for the nine months ended 2002 and 2001.  The Company sold one OREO during the first quarter of 2002 and none in 2001. For the nine months ended September 30, 2002, data processing expense increased 27.6% to $1.2 million compared to $900,000 in 2001.

          For the nine months ended September 30, 2002, professional service fees increased 37.4% to $1.1 million compared to $791,000 for the same period in 2001.  Other noninterest expenses included stationery and supplies, telecommunications, postage, courier service, security service and miscellaneous other operating expenses.   For the nine months ended September 30, 2002, these expenses increased 7.8% to $2.2 million compared to $2.0 million for the same period in 2001.

          The efficiency ratios were 58.6% and 59.1% for the nine months ended September 30, 2002 and 2001, respectively.

          The following table sets forth the breakdown of noninterest expense for the periods indicated:

Noninterest Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,

	2002		2001		2002		2001

	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

	(Dollars in thousands)
Noninterest Expense:
Salaries and benefits	$3,230	54.19%	$2,865	54.50%	$9,500	55.93%	$8,055	56.85%
Occupancy	436	7.31	400	7.61	1,303	7.67	1,018	7.19
Furniture, fixture, and equipment	276	4.63	226	4.30	769	4.53	572	4.04
Net other real estate owned (income) expense	—	0.00	—	0.00	(98)	-0.58	—	0.00
Data processing	382	6.41	316	6.01	1,149	6.76	900	6.35
Professional services fees	491	8.24	272	5.18	1,087	6.40	791	5.58
Business promotion and advertising	355	5.96	344	6.54	1,070	6.30	785	5.54
Stationery and supplies	116	1.95	131	2.49	276	1.62	296	2.09
Telecommunications	113	1.90	139	2.64	310	1.83	323	2.28
Postage and courier service	119	2.00	123	2.34	346	2.04	328	2.32
Security service	44	0.74	36	0.68	107	0.63	94	0.66
Other operating expense	399	6.69	404	7.69	1,166	6.86	1,006	7.10

Total noninterest expense:	$5,961	100.00%	$5,256	100.00%	$16,985	100.00%	$14,168	100.00%

As a percentage of average earning assets:		0.92%		1.10%		2.90%		2.95%
Efficiency ratio		54.94%		63.42%		58.61%		59.05%

Provision for Income Taxes

          Income tax expense is the sum of two components, current tax expense and deferred tax expense.  Current tax expense is the result of applying the current tax rate to taxable income.  The deferred portion is intended to reflect that income on which taxes are paid differs from financial statement pre-tax income, because some items of income and expense are recognized in different years for income tax purpose than for the financial statements.

          The provision for income taxes increased 41.6% to $1.7 million for the third quarter of 2002 compared to $1.2 million for the same period in 2001. For the nine months ended September 30, 2002 and 2001, the provisions for income taxes were $4.2 million and $3.9 million, respectively, representing effective tax rates of 38.13% and 40.14%, respectively.  The increase in the tax provision was primarily attributable to 53.2% and 15.3% increase in pretax earnings during the third quarter and the nine-month period ended September 30, 2002.  The effective tax rates slightly decreased in 2002 due to  (i) an increase in low-income housing tax credits, and (ii) an increase in tax-advantaged securities.  The Company reduced taxes utilizing the tax credits from investments to the low-income housing projects in the amount of $70,000 for the third quarter of 2002 and $215,000 for the nine months ended September 30, 2002

          The Company normally has a net deferred tax asset.  The Company’s deferred tax asset was $731,000 as of September 30, 2002 and $1.6 million as of December 31, 2001.

          In September 2002, the state of California passed a new law related to the tax deduction for loan loss reserves. Under this recently enacted law, the Company is not allowed to use the reserve method to determine its California tax bad debt deduction for the taxable years beginning on or after January 1, 2001, in conformity with federal income tax law pursuant to Internal Revenue Code Section 585. This recently enacted law allows a permanent forgiveness of fifty percent of the tax loan loss reserve that existed as of January 1, 2001. This one time benefit is immaterial to the Company's overall income tax provision for the quarter.

           A wholly-owned real estate investment trust (“REIT”) owns approximately $200 million of California Center Bank’s real estate loans exchanged for 100 percent common stock ownership. Under current California tax laws, REIT income is subject to dividend received exclusion.  As of September 30, 2002, there was no tax benefit accrued.

BALANCE SHEET ANALYSIS

          The major components of the Company’s earning asset base are its Interest Earning Short-term investments, investment securities portfolio and loan portfolio.  The detailed composition and growth characteristics of these three portfolios are significant to any analysis of the financial condition of the Company, and the loan portfolio analysis will be discussed in a later section of this Form 10-Q.

Interest Earning Short-Term Investments

          The Company invests its excess available funds from the daily operations in overnight Fed Funds and Money Market Funds.  The Company started to invest in Money Market Funds from the fourth quarter of 2001 as an alternative to Fed Funds to take additional yield.  Money Market Funds are composed of mostly government funds and high quality short-term commercial paper.  The Company can redeem the funds at any time.  As of September 30, 2002 and December 31, 2001, the amounts invested in Fed Funds were $37.5 million and $33.0 million, respectively.  The Company invested $20.0 million in Money Market Funds as of both September 30, 2002 and December 31, 2001. The average balance in Fed Funds was $26.2 million for the nine months ended September 30, 2002, compared with $31.1 million for the same period last year. The average yield earned on these funds was 1.68% for the first nine months of 2002 compared to 4.29% for the same period last year.  The average balance and yield on money market funds was $28.1 million and 1.88% for the first nine months of 2002.

Investment Portfolio

          As of September 30, 2002, investment securities totaled $157.5 million or 21.5% of total assets, compared to $109.4 million or 18.7% of total assets as of December 31, 2001. The increase in the investment portfolio was due to:  (i) purchase of  $80.2 million in available-for-sale securities and $818,000 in held-to-maturity securities, (ii) $11.7 million of called U.S. government agency securities,   (iii) sale of $2.8 million of mortgage-backed securities and $1.0 million of corporate bonds, and  (iv) prepayment of mortgage backed securities principals amounted to $19.3 million.

          As of September 30, 2002, available-for-sale securities totaled $141.8 million, compared to $94.5 million as of December 31, 2001.  Held-to-maturity securities were $15.8 million as of September 30, 2002, compared to $14.9 million as of December 31, 2001. Composition of available-for-sale and held-to-maturity securities was 90.0% and 10.0% as of September 30, 2002, compared to 86.4% and 13.6% as of September 30, 2001, respectively.    New securities were purchased in the available-for-sale classification to provide flexibility.  For the nine-month period ended September 30, 2002, the yield on the average investment portfolio declined 59 basis points to 4.97% from 5.56% for the same period last year.  The decline in yield was attributable to declining interest rates due to eleven successive market rate cuts in the year 2001.

     The average balance of taxable investment securities increased by 29.1% to $95.9 million for the nine months ended September 30, 2002, compared to $74.3 million for the same period last year. The annualized average interest rate yield declined 69 basis points to 5.06% for the nine months ended September 30, 2002, compared to 5.75% for the same period year, respectively. The growth in taxable securities was attributable to the Company’s investment strategy of replacing its called and matured securities with government agency securities and with mortgage-backed securities to enhance cash flow.

     The average balance of tax-advantaged securities was $19.4 million and $18.9 million for the third quarter and nine months ended September 30, 2002, respectively, compared to $18.0 million and $12.4 million for the same periods last year.  The growth was due to the Company’s continuing strategy of purchasing tax-advantaged securities for the purpose of reducing its net tax liability and net effective tax rate and improving its after tax profitability.  The average yield on tax-advantaged securities for the three months and the nine months ended September 30, 2002 were 4.16% and 4.54%, respectively, compared to 4.73% and 4.42% for the same periods last year.  The tax-equivalent yield on these same securities for the three months and the nine months ended September 30, 2002 were 5.93% and 6.45%, respectively, compared to 6.73% and 6.33% for the same periods last year.

     The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

Investment Portfolio

	As of September 30, 2002		As of December 31, 2001

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Available for Sale:
U.S. Treasury securities	$2,097	$2,229	$2,125	$2,169
U.S. Government agencies securities	20,141	20,533	8,984	9,210
Corporate debt securities	5,531	5,695	6,546	6,629
U.S. Government agencies mortgage-backed securities	81,559	82,275	58,312	58,318
U.S. Government agencies collateralized mortgage obligation	6,773	6,820	4,617	4,692
U.S. Government agencies asset-backed securities	38	39	53	54
Government agencies preferred stock [17]	13,636	13,162	13,676	13,448
Corporate preferred securities	11,000	11,000	—	—

Total available for sale	$140,775	$141,753	$94,313	$94,520

Held to Maturity:
U.S. Government agencies securities	$9,000	$9,343	$9,000	$9,311
U.S. Government agencies mortgage-backed securities	420	431	422	416
Municipal securities	6,326	6,630	5,504	5,497

Total held to maturity	$15,746	$16,404	$14,926	$15,224

Total investment securities	$156,521	$158,157	$109,239	$109,744

     The following table summarizes, as of September 30, 2002, the maturity characteristics of the investment portfolio, by investment category.  Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Available for Sale:
U.S. Treasury securities	$—	0.00%	$2,229	4.72%	$—	0.00%	$—	0.00%	$2,229	4.72%
U.S. Government agencies securities	2,008	5.25	15,004	4.48	$3,521	2.27	—	0.00	20,533	4.17
Corporate debt securities	1,019	5.35	4,676	6.18	—	0.00	—	0.00	5,695	6.03
U.S. Government agencies mortgage-backed securities	—	0.00	4,794	4.94	21,834	5.21	$55,647	4.77	82,275	4.89
U.S. Government agencies collateralized mortgage obligation	—	0.00	1,167	5.93	—	0.00	5,653	4.68	6,820	4.89
U.S. Government agencies asset-backed securities	—	0.00	39	3.57	—	0.00	—	0.00	39	3.57
Government agencies preferred stock	3,000	4.73	10,162	3.89	—	0.00	11,000	3.65	24,162	3.65

Total available for sale securities	$6,027	5.01%	$38,071	4.63%	$25,355	4.80%	$72,300	4.59%	$141,753	4.66%

Held to Maturity:
U.S. Government agencies securities	$6,000	5.43	$3,000	5.57%	$—	0.00%	$—	0.00%	$9,000	5.48%
U.S. Government agencies mortgage-backed securities	—	0.00	—	0.00	—	0.00	420	7.58	420	7.58
Municipal securities	—	0.00	1,390	3.88	4,584	4.19	352	3.99	6,326	4.11

Total held to maturity securities	6,000	5.43%	4,390	5.03%	4,584	4.19%	772	5.94%	15,746	4.99%

Total investment securities	$12,027	5.22%	$42,461	4.69%	$29,939	4.70%	$73,072	4.60%	$157,499	4.69%

17

Yields on tax-advantaged obligations have not been computed on a tax equivalent basis.  100% of earnings on municipal obligations and 70% of earnings on the Government’s preferred stock are not taxable for federal income tax purposes.

Loan Portfolio

     As of September 30, 2002, net loans increased 23.4% to $459.0 million compared to $372.0 million as of December 31, 2001, with all growth coming from established branches and LPOs.  While Management believes that it can continue to leverage the Company’s current infrastructure to achieve similar or greater growth in loans for the remainder of the year, no assurance can be given that such growth will in fact occur.   Net loans as of September 30, 2002, represented 62.7% of total assets, compared to 63.4% as of December 31, 2001.  The increase in loans was funded primarily through deposit growth coming from established branches.

     The Company has experienced solid growth in the loan portfolio across all loan product categories for the nine months ended September 30, 2002.  As compared to December 31, 2001, construction loans increased $8.8 million or 68.1%, commercial real estate loans grew $49.0 million or 30.3%, trade finance loans added $8.4 million or 31.3% and SBA loans, net of loans sold, increased $13.0 million or 27.7%, in spite of sale of $ 25.6 million in total SBA loans as of September 30, 2002.  The Company may retain SBA loans for a while, instead of selling its SBA guaranteed portion until the Company’s net loan to deposit ratio moves up to the level of   approximately 75%.  The Company has serviced total SBA loans of $ 49.4 million as of September 30, 2002 and $ 28.0 million as of December 31, 2002, respectively.  The commercial and consumer loan categories also increased modestly by $3.9 million or 4.1% and $4.0 million or 11.5%, respectively.

     The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

Loan Portfolio Composition

	September 30, 2002		December 31, 2001

	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in thousands)
Real Estate
Construction	$21,607	4.62%	$12,850	3.39%
Commercial [18]	210,700	45.08	161,670	42.64

Total Real Estate	232,307	49.70%	174,520	46.03%

Commercial
Korean Affiliate Loans [19]	8,900	1.90	8,654	2.27
Others	90,717	19.41	87,076	22.97

Total Commercial	99,617	21.31%	95,730	25.25%

Consumer	39,171	8.38%	35,128	9.26%

Trade Finance [20]
Korean Affiliate Loans	—	0.00	1,912	0.50
Others	35,216	7.53	24,918	6.58

Total Trade Finance	35,216	7.53%	26,830	7.08%

SBA	59,965	12.83	46,955	12.38
Other [21]	1,122	0.25	22	0.01

Total Gross Loans	467,398	100.00%	379,185	100.00%
Less:
Allowance for Loan Loss	(6,216)		(5,540)
Deferred Loan Fees	(315)		(463)
Discount on SBA Loans	(1,889)		(1,139)

Total net loans	$458,978		$372,044

18	Real estate commercial loans are loans secured by first deeds of trust on real estate.
19	Consists of loans to U.S. affiliates or branches of Korean companies.
20	Includes commitments secured by standby letters of credit.
21	Consists predominantly of transactions in process and overdrafts.

     The Company has historically made three types of credit extensions involving direct exposure to the Korean economy: commercial loans to U.S. affiliates/subsidiaries/branches of companies located in South Korea (“Korean Affiliate Loans”), acceptances with Korean banks, and standby letters of credit issued by Korean banks.  In certain instances, standby letters of credit issued by Korean banks support the loans made to the U.S. affiliates or branches of Korean companies, to which the Company has extended loans.  In addition, the Company makes certain loans involving indirect exposure to the economies of South Korea as well as other Pacific Rim countries, as discussed at the end of this section.  There was no significant impact to our customer base because of West Coast ports lock-out, especially those involved in the import/export trades.

     The following table sets forth the amounts of outstanding balances in the above three categories for South Korea:

       Loans and Commitments Involving Korean Country Risk

Category	As of September 30, 2002	As of December 31, 2001

	(Dollars in thousands)
Commercial loans to U.S. affiliates or branches of Korean companies [22]	$8,900	$10,566
Acceptances with Korean Banks	1,462	—
Standby letters of credit issued by banks in South Korea	10,670	8,160

Total	$21,032	$18,726

     As of September 30, 2002, loans involving direct exposure to the Korean economy totaled $21.0 million, representing 4.5% of total loans, compared to $18.7 million, or 5.0%, of total loans as of December 31, 2001.  The increase in commitments of $2.2 million or 12.0% was primarily attributable to increase in standby letters of credit to $10.7 million or 2.3% of total loans, increased in Acceptances with Korean banks to $1.4 million or 0.31% of total loans offset by a decline in commercial loans to U.S. affiliates of Korean companies to $8.9 million or 1.9% of total loans.

     In addition to the loans included in the above table, which involve direct exposure to the Korean economy, the Company also makes loans to many business customers in the import or export businesses whose operations are indirectly affected by the economies of various Pacific Rim countries.  As of September 30, 2002, loans outstanding involving indirect country risk

22

In addition, the Bank had unfunded commitments for loans to U.S. affiliates or branches of Korean companies in the amounts of $1.5 million and $1.8 million as of September 30, 2002 and December 31, 2001, respectively.

totaled $36.9 million, or 7.9% of the Company’s total loans.  Loans and lines of unused commitments involving both direct and indirect country risk totaled $85.8 million, or 16.1% of total loans and unused commitments.

     Approximately 56.0% of loans outstanding and unused commitments involving indirect country risk were made to customers doing business with Korea, and the remaining portion was to customers doing business with various other Pacific Rim countries.  With the exception of Korea, the Company does not believe it has significant indirect country risk exposure to any other Pacific Rim country.  The Company limits its risk to export loans by participating in the state and federal agency supported export programs such as the Export Working Capital Program (EWCP) and the California Export Finance Office (CEFO), which guarantee 70-90% of the export loans.  In addition, the country risk is further mitigated by requiring that all export receivables be supported by Letters of Credit issued by established creditworthy commercial banks.

     With respect to import related loans, the Company only lends to U.S. domestic businesses whose operations are impacted more by fluctuations in the U.S. economy than by the economic conditions of the Pacific Rim countries from which they import.  As part of its loan loss allowance methodology, the Company assigns one of three rating factors to borrowers in these businesses, depending upon the perceived degree of indirect country risk and allocates an additional amount to the allowance to reflect the potential incremental risk from such indirect exposure to the economies of those foreign countries.  (See “Allowance for Loan Losses” and “Allowance for Country Risk Exposure”.)

Nonperforming Assets

     Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due but not on nonaccrual status, loans restructured where the terms of repayment have been renegotiated, resulting in a reduction and/or deferral of interest or principal, and Other Real Estate Owned (“OREO”).  Management generally places loans on nonaccrual status when they become 90 days or more past due, unless they are fully secured and in process of collection.  Loans may be restructured in the discretion of Management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms, but the Company nonetheless believes the borrower will eventually overcome those circumstances and repay the loan in full.  OREO consists of real property acquired through foreclosure or similar means that Management intends to offer for sale.

     Management’s classification of a loan as nonaccrual or restructured is an indication that there is reasonable doubt as to the full collectibility of principal and/or interest on the loan.  At this point, the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid.  If the loan deteriorates further due to a borrower’s bankruptcy or similar financial problems, unsuccessful collection efforts or a loss classification by regulators or auditors, the remaining balance of the loan is then charged off.  These loans may or may not be collateralized, but collection efforts are continuously pursued. Total nonperforming loans increased to $2.0 million as of September 30, 2002 compared to $1.5 million at December 31, 2001, because a borrower in high-tech industry was adversely affected.  However, nonperforming assets declined slightly from $2.1 million as of December 31, 2001 to $2.0 million at September 30, 2002 due to the sale of OREO during the first quarter of 2002.  Nonperforming assets as a percentage of total loans and other real estate owned improved to 0.43% as of September 30, 2002 compared to 0.56% at December 31, 2001. Nonperforming loans as a percentage of total loans slightly increased to 0.43% as of September 30, 2002 compared to 0.39% at December 31, 2001, because several small-sized business loans became delinquent over 90 days during the third quarter of 2002.

     The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

Nonperforming Assets [23]	As of September 30, 2002	As of September 30, 2001	As of December 31, 2001

	(Dollars in thousands)
Nonaccrual loans:	$2,032	$6,672	$1,461
Loans 90 days or more past due (as to principal or interest) still accruing [24]	$—	$—	$—
Restructured loans [25]	$—	$—	$—

Total nonperforming loans	$2,032	$6,672	$1,461
Other real estate owned	—	—	674

Total nonperforming assets	$2,032	$6,672	$2,135

Nonperforming loans as a percentage of total loans [26]	0.43%	1.88%	0.39%
Nonperforming assets as a percentage of total loans and other real estate owned	0.43%	1.88%	0.56%
Allowance for loan losses to nonperforming loans	305.96%	100.68%	379.19%

23

During the nine months ended September 30, 2002 and the year ended December 31, 2001, approximately $ 0 and $176,000, respectively, of interest income related to these loans was included in net income. Additional interest income of approximately $79,000 and $216, 000, respectively, would have been recorded for the nine months ended September 30, 2002 and the year ended December 31, 2001 if these loans had paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

24	There was no loans 90 days or more past due (as to principal or interest) still accruing as of September 30, 2002 and December 31, 2001.
25

A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.There was no restructured loans as of September 30, 2002 and December 31, 2001.

26	Total loans are gross of the allowance for loan losses, and net of deferred fees and discount on SBA loans.

     The Company evaluates impairment of loans according to the provisions of FASB Statement No. 114 (SFAS No. 114), Accounting by Creditors for Impairment of a Loan.  Under SFAS No. 114, loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest and principal payments.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, alternatively, at the loan’s observable market price or the fair value of the collateral if the loan is collateralized, less costs to sell.

     As of September 30, 2002, the Company had classified $3.6 million of its loans as impaired, compared with $2.3 million as of December 31, 2001.  The specific allowance for impaired loans totaled $733,000 and $112,000, as of September 30, 2002 and December 31, 2001, respectively.  The Company’s average recorded investment in impaired loans during the nine months of 2002, and during the year ended December 31, 2001 were $3.3 million and $4.8 million, respectively.  Of these amounts, the portions actually recognized on impaired loans, on a cash basis, were $183,000 and $324,000 during the nine months of 2002 and for the year ended December 31, 2001.

Allowance for Loan Losses

     The allowance for loan losses reflects Management’s judgment of the level of allowance adequate to provide for probable losses inherent in the loan portfolio as of the balance sheet date.  On a quarterly basis, the Company assesses the overall adequacy of the allowance for loan losses, utilizing a disciplined and systematic approach which includes the application of a specific allowance for identified problem loans, a formula allowance for identified graded loans, an allocated allowance for large groups of smaller balance homogenous loans, and an allocated allowance for country risk exposure.

     Allowance for Specifically Identified Problem Loans.  A specific allowance is established for impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The specific allowance is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  Regardless of the measurement method, the Company measures impairment based on the fair value of the collateral when it is determined that foreclosure is probable.

     Formula Allowance for Identified Graded Loans.  Non-homogenous loans such as commercial real estate, construction, commercial business, trade finance and SBA loans that are not subject to the allowance for specifically identified loans discussed above are reviewed individually and subject to a formula allowance.  The formula allowance is calculated by applying loss factors to outstanding pass, special mention, substandard, and doubtful loans.  The evaluation of inherent loss for these loans involves a high degree of uncertainty, subjectivity, and judgment, because probable loan losses are not identified with specific loan.  In determining the formula allowance, Management relies on a mathematical calculation that incorporates a twelve-quarter rolling average of historical losses.

     In order to reflect the impact of recent events, the twelve-quarter rolling average is weighted.  Loans risk-rated pass, special mention and substandard for the most recent three quarters are adjusted to an annual basis as follows:

•	The most recent quarter is weighted 4/1;
•	The second most recent is weighted 4/2; and
•	The third most recent is weighted 4/3.

            The formula allowance may be further adjusted to account for the following qualitative factors:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;
•	Changes in national and local economic and business conditions and developments, including the condition of various market segments;
•	Changes in the nature and volume of the loan portfolio;
•	Changes in the experience, ability, and depth of lending management and staff;
•	Changes in the trend of the volume and severity of past due and classified loans, and trends in the volume of nonaccrual loans and troubled debt restructurings, and other loan modifications;
•	Changes in the quality of our loan review system and the degree of oversight by the Directors;
•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated losses in our loan portfolio.

     Allowance for Large Groups of Smaller Balance Homogeneous Loans.  The portion of the allowance allocated to large groups of smaller balance homogenous loans is focused on loss experience for the pool rather than on analyses of individual loans.  Large groups of smaller balance homogenous loans consist of consumer loans to individuals.  The allowance for groups of performing loans is based on historical losses over a three-year period.  In determining the level of allowance for delinquent groups of loans, the Company classifies groups of homogenous loans based on the number of days delinquent.

     Allowance for Country Risk Exposure.  The allowance for country risk exposure is based on an estimate of probable losses relating to both direct exposure to the Korean economy, and indirect exposure to the economies of various Pacific Rim countries.  The exposure is related to trade finance loans made to support export/import businesses between U.S. and Korea, Korean Affiliate Loans, and certain loans to local U.S. businesses that are supported by stand by letters of credit issued by Korean banks.  As with the credit rating system, the Company uses a country risk grading system under which risk gradings have been divided into three ranks.  To determine the risk grading, the Company evaluates loans to companies with a significant portion of their business reliant upon imports or exports to Pacific Rim countries.  The Company then analyzes the degree of dependency on business, suppliers or other business areas dependent upon such countries and applies an individual rating to the credit.  The Company provides an allowance for country risk exposure based upon the rating of dependency.  Most of the Company’s business customers whose operations are indirectly affected by the economies of such countries are in the import or export businesses.  As part of its methodology, the Company assigns one of three rating factors (25, 50 or 75 basis points) to borrowers in these businesses, depending upon the perceived degree of indirect exposure to such economies.  The “country risk exposure factor” reflected in the table below is in addition to the allowance for such loans, which is already reflected, in the formula allowance.  This factor takes into account both the direct risk on the loans included in the Loans Involving Country Risk table above, and the loans to import or export businesses involving indirect exposure to the Korean economy.

     The process of assessing the adequacy of the allowance for loan losses involves judgmental discretion, and eventual losses may differ from even the most recent estimates.  Further, the Company’s independent loan review consultants, as well as the Company’s external auditors, the FDIC and the California Department of Financial Institutions, review the allowance for loan losses as an integral part of their examination process.

     The following table sets forth the composition of the allowance for loan losses as of September 30, 2002 and December 31, 2001:

Composition of Allowance for Loan Losses	As of September 30, 2002	As of December 31, 2001

	(Dollars in thousands)
Specific (Impaired loans)	$735	$112
Formula (non-homogeneous)	4,529	4,522
Homogeneous	360	259
Country risk exposure	592	647

Total allowance and reserve	$6,216	$5,540

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses	As of and For the Three Months Ended September 30,		As of and For the Nine Months Ended September 30,		As of and For the Year Ended December 31,

	2002	2001	2002	2001	2001

	(Dollars in thousands)
Balances:
Average total loans outstanding during period	$449,636	$346,259	$422,427	$330,590	$338,258
Total loans outstanding at end of period	$465,194	$353,052	$465,194	$353,052	$377,584
Allowance for Loan Losses:
Allowance for loan losses	$5,873	$6,805	$5,497	$6,567	$6,590
Reserve for losses on commitments to extend credit [27]	$—	$—	$(43)	$66	$43
Balance at beginning of period	$5,873	$6,805	$5,540	$6,633	$6,633
Charge-offs	250	187	927	676	3,074
Recoveries:	192	99	746	660	781
Net loan (charge-offs) recoveries	(57)	(88)	(181)	(16)	(2,293)
Provision for loan losses	400	100	900	200	1,200

Balance at end of period	$6,216	$6,817	$6,216	$6,817	$5,540

Ratios:
Net loan charge-offs to average total loan	0.01%	0.03%	0.04%	0.00%	0.68%
Provision for loan losses to average total loans	0.09	0.03	0.21	0.06	0.35
Allowance for loan losses to gross loans at end of period	1.34	1.93	1.34	1.93	1.47
Allowance for loan losses to total nonperforming loans	305.96	100.68	305.96	100.68	379.19
Net loan charge-offs to allowance for loan losses at end of period	0.92	1.28	2.91	0.23	41.39
Net loan charge-offs to provision for loan losses	14.36%	87.60%	20.09%	7.95%	191.08%

     The allowance for loan losses was $6.2 million as of September 30, 2002, compared to $5.5 million at December 31, 2001.  The Company recorded a provision of $900,000 for the nine months of 2002.  For the nine months ended September 30, 2002, the Company charged off $927,000 and recovered $746,000, resulting in net charge-offs of $181,000, compared to $16,000 for the same period in 2001. The allowance for loan losses was 1.3% of total loans at September 30, 2002 compared to 1.5% as of December 31, 2001.  The slight decrease of the ratio was primarily due to 23.3% increase of new loans at September 30, 2002 compared to December 31, 2001. The Company provides a lower rate of allowance for the new credits based on migration analysis discussed previously.  The allowance for loan losses to total nonperforming loans decreased to 306.0% as of September 30, 2002 compared to 379.2% as of December 30, 2001.  On the other hand, the ratio of the allowance for loan losses to total nonperforming loans increased significantly to 306.0% at September 30, 2002 from 100.7% as of September 30,

27

The reserve for losses on commitments to extend credit and letters of credit is primarily related to undisbursed funds on lines of credit. The Company evaluates credit risk associated with the loan portfolio at the same time as it evaluates credit risk associated with commitments to extend credit and letters of credits.  However, as of September 30, 2002, the reserve necessary for the commitments is reported separately in other liabilities in the accompanying statements of financial condition, and not as part of the allowance for loan losses, as presented above.

2001.  The significant increase of the ratio was due in part to Management's efforts to renegotiate and restructure certain loans and obtain additional collateral over a period of time in 2001, during which time the collateral values continued to deteriorate and the borrowers failed to cooperate so that foreclosure and charge-offs were indicated by fourth quarter. In addition, uncertainties in the economy following the September 11 terrorist attacks triggered Management's proactive efforts to identify and charge off non-performing loans that experienced continued deterioration. Throughout 2002, in view of ongoing economic uncertainty, Management continued these proactive efforts and as of September 30, 2002, the Company has identified related risks and rated individually all significant classified loans.  The Company does not anticipate any significant increase in charge offs for the fourth quarter of 2002 except for those loans already identified, although no assurance can be given that no significant increases will in fact occur.

     The composition of the allowance for loan losses has changed slightly as of September 30, 2002 compared to that as of December 31, 2002.  The specific allowance for impaired loans increased to $735,000 as of September 30, 2002 compared to $112,000 as of December 31, 2001, because the Company now analyzed individually the impaired loans with a balance even less than $100,000 and allocates specific allowance.  At December 31, 2001, the Company included the required allowance for impaired loan with less than $100,000 in the formula non-homogeneous allowance.  The allocated allowance for homogeneous consumer loans increased because of an increase in consumer loans.  Allowance for country risk decreased slightly due to the improved credit rating of South Korea.

     Management believes the level of allowance as of September 30, 2002 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the quarter.  However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require in increased provisions for loan losses in the future.

     Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio.  Although the adequacy of the allowance is reviewed quarterly, Management performs an ongoing assessment of the risks inherent in the portfolio.  Real estate is the principal collateral for the Company’s loans.

Investments in Affordable Housing Partnerships

     The increase in investments in affordable housing partnerships amounted to $3.1 million and $2.7 million as of September 30, 2002 and December 31, 2001, respectively.  During September 2002, the Company committed another $2.0 million for a similar project for Community Reinvestment Activity, but funded only $500,000 as of September 30, 2002.

Other Assets

Other assets increased by $2.8 million to $4.3 million as of September 30, 2002 compared to $1.5 million at December 31, 2001.  The variance was due to increase in matured but unsettled securities and fair value of interest rate swap to $1.1 million and $1.7 million, respectively.

Deposits

     An important balance sheet component affecting the Company’s net interest margin is its deposit base.  The Company’s average deposit cost decreased to 2.65% during the first nine months of 2002, compared to 4.79% in 2001.  The significant decline in market rates, brought about by the decreases in short term rates set by the Federal Reserve Board, caused the average rates paid on deposits and other liabilities to decline.  The U.S. economy is currently under a low interest rate environment, and the Company’s management sees some merits in wholesale funding sources, to extend liability duration at reasonable costs, utilizing medium to long term brokered deposits and Federal Home Loan Bank advances.

     In addition, the Company can deter, to some extent, the rate hunting customers who demand high cost CDs because of local market competition.   Total brokered CDs were $19.5 million as of September 30, 2002, with the maturities ranging from six to 36 months. With interest rates relatively low, the Company has extended the duration of its liabilities using wholesale funding sources to protect its net interest margin going forward in the event that interest rates begin to rise.  There were no brokered deposits in 2001.

     Deposits increased $122.9 million or 23.4% to $648.2 million as of September 30, 2002 compared to $525.4 million as of December 31, 2001. There was a change in deposit mix as follows: money market and NOW accounts increased by $33.0 million or 42.5%, time deposits greater than $100,000 increased by $48.6 million or 28.3%, noninterest bearing demand accounts increased by $20.9 million or 12.4%, and savings accounts was up by $11.2 million or 37.0%.  The increases in all deposit products were attributed to the expansion of the branch network and the continued promotion of the deposit products.

Deposits gathered from five new branches opened in 2001 was $77.7 million of which 29.5% or $ 23.9 million was non-interest bearing demand deposits as of September 30, 2002.

     Information concerning the average balance and average rates paid on deposits by deposit type for the three months and the nine months ended September 30, 2002 and 2001 is contained in the “Distribution, Yield and Rate Analysis of Net Income” tables above in the sections entitled “Net Interest Income and Net Interest Margin.”

     It is Management’s opinion that the $122.9 million net increase in deposits has at least in part been the result of a “return back to safety net, bank CD”, as the economy in general and equity markets in particular have engendered uncertainty.  However, customers appear to value liquidity over yield and primarily remain in less than 6 months maturity when they open CDs.

Other Borrowed Funds

     The Company regularly uses Federal Home Loan Bank of San Francisco (“FHLB”) advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments.  The Company has borrowed $10.0 million from the FHLB during September 2002 to take advantage of low long-term borrowing rates in order to establish long-term funding source.  There was no borrowing from the FHLB at December 31, 2001.  Notes issued to the U.S. Treasury increased $2.1 million to $2.2 million as of September 30, 2002 compared to $116,000 as of December 31, 2001. The total borrowed amount outstanding at September 30, 2002 and December 31, 2001 was $12.3 million and $324,000, respectively.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk/Interest Rate Risk Management

     Market risk is the risk of loss from adverse changes in market prices and rates.  The Company’s market risk arises primarily from interest rate risk inherent in its lending, investment and deposit taking activities, but also to a certain extent from foreign exchange rate risk and commodity risk.  The Company’s profitability is affected by fluctuations in interest rates.  A sudden and substantial change in interest rates may adversely impact the Company’s earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis.  To that end, Management actively monitors and manages its interest rate risk exposure.

     Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities.  The Company actively monitors its assets and liabilities to mitigate risks associated with interest rate movements.  In general, the Management’s strategy is to match asset and liability balances within maturity categories to limit the Company’s exposure to earnings fluctuations and variations in the value of assets and liabilities as interest rates change over time.  The Company’s strategy for asset and liability management is formulated and monitored by the Company’s Asset/Liability Management Board Committee.  This Board Committee is composed of four outside directors and the President.  The Controller serves as a secretary of the Committee.  The Board Committee meets quarterly to review and adopt recommendations of the Management Committee.

     The Asset/Liability Management Committee consists of executive and manager level officers from various areas of the Company including lending, investment, and deposit gathering, in accordance with policies approved by the Board of Directors.  The primary goal of the Company’s Asset/Liability Management Committee is to manage the financial components of the Company to optimize the net income under varying interest rate environments.  The focus of this process is the development, analysis, implementation, and monitoring of earnings enhancement strategies, which provide stable earnings and capital levels during periods of changing interest rates.

    The Management Committee meets regularly to review, among other matters, the sensitivity of the Company’s assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, and maturities of investments and borrowings.  The Asset/Liability Management Committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition, and reports regularly to the Asset/Liability Board Committee and the Board of Directors.

Interest Rate Risk

     Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change.  In general, the interest that the Company earns on its assets and pays on its liabilities are established contractually for specified period of time.  Market interest rates change over time and if a financial institution cannot quickly adapt to changes in interest rate, it may be exposed to volatility in earnings.  For instance, if the Company were to fund long-term fixed rate assets with short-term variable rate deposits, and interest rates were to rise over the term of the assets, the short-term variable deposits would rise in cost, adversely affecting net interest income.  Similar risks exist when rate sensitive assets (for example, prime rate based loans) are funded by longer-term fixed rate liabilities in a falling interest rate environment.

     In order to monitor and manage interest rate risk, Management utilizes quarterly gap analysis and quarterly simulation modeling as a tool to determine the sensitivity of net interest income and economic value sensitivity of the balance sheet.  These techniques are complementary and both are used to provide a more accurate measurement of interest rate risk.

     Gap analysis measures the repricing mismatches between assets and liabilities.  The interest rate sensitivity gap is determined by subtracting the amount of liabilities from the amount of assets that reprice during a particular time interval.  A liability sensitive position results when more liabilities than assets reprice or mature within a given period.  Conversely, an asset sensitive position results when more assets than liabilities reprice within a given period.  As of September 30, 2002, the Company was asset sensitive with a positive one-year gap of $70.3 million or 9.6% of total assets and 10.3% of earning assets.  As the Company’s assets tend to reprice more frequently than its liabilities over a one-year horizon, the Company will realize higher net interest income in a rising rate environment and lower net interest income in a falling rate environment.

     The Company’s net interest income for the third quarter of 2002 increased by $264,000 due to interest rate swaps.  For the nine months ended September 30, 2002 and for the year ended December 31, 2001 net interest income due to swap increased by $565,000 and $65,000, respectively.  The fair value of the interest rate swaps at September 30, 2002 was a favorable position of $1.0 million, net of tax of $748,000, and was included in accumulated other comprehensive income.

     The following table sets forth the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities as of September 30, 2002 using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.  Actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis	As of September 30, 2002 Amounts Subject to Repricing Within

	(Dollars in thousands)
	0-3 Months	3-12 Months	1-5 Years	After 5 Years	Non Sensitive	Total

	(Dollars in thousands)
Assets
Cash	$—	$—	$—	$—	$32,515	$32,515
Federal Fund Sold	37,535	—	—	—	—	37,535
Money Market Funds	20,000	—	—	—	—	20,000
Investment securities	33,116	56,717	58,466	5,938	3,262	157,499
FHLB Stock	—	—	707	—	—	707
Loans	386,589	35,542	35,712	4,249	3,102	465,194
Loan Loss Reserve	—	—	—	—	(6,216)	(6,216)
Other Assets	—	—	—	—	24,672	24,672

Total Assets	$477,240	$92,259	$94,885	$10,187	$57,335	$731,906

Liabilities
Deposit
Demand Deposit	$94,724	$—	$94,724	$—	$—	$189,448
Interest-bearing
Savings deposits	—	—	33,160	8,290	—	41,450
Time deposits of $100,000 or more	110,630	105,380	4,275	—	—	220,285
Other time deposit	40,969	43,571	1,816	—	—	86,356
Money market						—
and NOW accounts	36,369	—	59,462	14,866	—	110,697
Accrued Interest Payable	—	—	—	—	2,502	2,502
Acceptances outstanding	—	—	—	—	3,971	3,971
Other borrowed funds	2,395	182	7,130	2,588	—	12,295
Other Liabilities	—	—	—	—	3,053	3,053

Total Liabilities	285,087	149,133	200,567	25,744	9,526	670,057

Shareholder’s Equity	—	—	—	—	61,849	61,849

Total Liabilities & Shareholder’s Equity	$285,087	$149,133	$200,567	$25,744	$71,375	$731,906

Interest rate swap	(65,000)		65,000
Period Repricing Gap	127,153	(56,874)	(40,682)	(15,557)
Cumulative Repricing Gap	127,153	70,279	29,597	14,040
as % of Total Assets	17.37%	9.60%	4.04%	1.92%
as % of Earning Assets	18.67%	10.32%	4.35%	2.06%

     Although the interest rate sensitivity gap analysis is a useful measurement tool and contributes to effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure.  As a result, the Asset/Liability Management Committee also uses simulation modeling on a quarterly basis as a tool to measure the sensitivity of earnings and net portfolio value (“NPV”) to interest rate changes. Net portfolio value is defined as the net present value of an institution’s existing assets, minus the present value of liabilities and off-balance sheet instruments.  The simulation model captures all assets, liabilities, and off-balance sheet financial instruments, such as the interest rate swaps, and other significant variables considered to be affected by interest rates.  These other significant variables include prepayment speeds on mortgage-backed securities, cash flows on loans and deposits, principal amortization, call options on investment securities purchased, balance sheet growth assumptions, and changes in interest rate relationships as various rate indices react differently to market rates.  The simulation measures the volatility of net interest income and net portfolio value under immediate rising or falling market rate scenarios in 100-basis-point increments up to 300 basis points.

     The following table sets forth, as of September 30, 2002, the estimated impact of changes on the Company’s net interest income over a twelve-month period and NPV, assuming a parallel shift of 100 to 300 basis points in both directions.

Change (In Basis Points)	Net Interest Income (next twelve months)	% Change	NPV	% Change

	(Dollars in thousands)
+300	$29,758	15.41%	$61,300	-14.39%
+200	$27,923	8.30%	$65,707	-8.24%
+100	$27,194	5.47%	$69,966	-2.29%
Level	$25,784	0.00%	$71,606	0.00%
-100	$24,929	-3.31%	$73,593	2.77%
-200	$22,883	-11.25%	$74,301	3.76%
-300	$20,394	-20.90%	$74,585	4.16%

     As previously indicated, net income increases (decreases) as market interest rates rise (fall) and the net portfolio value decreases (increases), as the rate rises (falls).  The NPV declines (increases) as interest income increases (decreases), since the change in the discount rate has a greater impact on the change in the NPV than does the change in the cash flows.

     The primary analytical tool used by the Company to gauge interest rate sensitivity is a simulation model used by many community banks, which is based upon the actual maturity and repricing characteristics of interest-rate-sensitive assets and liabilities.  The model attempts to forecast changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates.  As an enhancement to the primary simulation model, other factors are incorporated into the model, including prepayment assumptions and market rates of interest provided by independent broker/dealer quotations, an independent pricing model, and other available public information.  The model also factors in projections of anticipated activity levels of the Company product lines.  Management believes that the assumptions it uses to evaluate the vulnerability of the Company’s operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company’s assets and liabilities and the estimated effects of changes in interest rates on the Company’s net interest income and NPV could vary substantially if different assumptions were used or if actual experience were to differ from the historical experience on which they are based.

     The Company’s historical strategies in protecting both net interest income and the economic value of equity from significant movements in interest rates have involved using various methods of assessing existing and future interest rate risk exposure and diversifying and restructuring its investment portfolio accordingly.  The Company may use off-balance sheet instruments, such as interest rate swaps, as part of its overall goal of minimizing the impact of interest rate fluctuations on the Company’s net interest margin and its stockholders’ equity.  In late 2001 and during 2002, the Company has entered into three interest rate swaps for total notional amount of $90 million to hedge the interest rate risk associated with the cash flows of specifically identified variable-rate loans. One interest rate swap in the notional amount of $25 million (original contract entered in October 2001 with a notional value of $45 million, final maturity of October 2003 and receiving fixed rate of 5.89%) was terminated and replaced during August 2002 with an interest rate swap of equal notional amount, with a 3 years extended maturity to August 2006 and receiving fixed rate of $6.25%.   The Company’s policies also permit the purchase of rate caps and floors, although the Company has not yet engaged in these activities.

Liquidity

     Liquidity is the Company’s ability to maintain sufficient cash flow to meet deposit withdrawals and loan demands and to take advantage of investment opportunities as they arise.  The Company’s principal sources of liquidity have been growth in deposits, proceeds from the maturity of securities, and prepayments from loans.  To supplement its primary sources of liquidity, the Company maintains contingent funding sources, which include a borrowing capacity of up to 25% of total assets upon providing collateral with the Federal Home Loan Bank of San Francisco, access to the discount window of the Federal Reserve Bank of San Francisco, a deposit facility with the California State Treasurers office up to 50% of total equity with collateral pledging, and an unsecured Fed funds line with a correspondent bank.

     As of September 30, 2002, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 34.8%.  Total available liquidity as of that date was $215.3 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed Funds sold, money market funds and uncollateralized securities.  It is the Company’s policy to maintain a minimum liquidity ratio of 20%.  The Company’s net non-core fund dependence ratio was 22.8% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds.  The Company has identified approximately $40 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis.  The non-core fund dependence ratio was 20.5% with the assumption of $40 million as stable and core fund sources.  The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by the long-term assets.  The Company had $19.5 million in brokered deposits as of September 30, 2002 and zero brokered deposits as of December 31, 2001.

Capital Resources

     Stockholders’ equity as of September 30, 2002 was $61.8 million, compared to $51.4 million as of December 31, 2001.  The primary sources of increases in capital have been retained earnings and relatively nominal proceeds from the exercise of employee and/or director stock options.  Stockholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale.  The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company is financially sound and able to support its growth from its retained earnings.  Since inception, the Company has been reinvesting its earnings into its capital in order to support the Company’s continuous growth through the payment of stock rather than cash dividends.

     The Company is subject to risk-based capital regulations adopted by the federal banking regulators.  These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures.  The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity.  According to the regulations, institutions whose Tier I risk based capital ratio, total risk based capital ratio and leverage ratio meet or exceed 6%, 10%, and 5%, respectively, are deemed to be “well-capitalized.”  Based on these guidelines, the Company’s Tier 1 and total risk based capital ratios as of September 30, 2002 were 10.99% and 12.14%, respectively.  The Company’s leverage ratios were 8.55% as of September 30, 2002.  All of the Company’s capital ratios were well above the minimum regulatory requirements for a “well-capitalized” institution.

Risk Based Ratios [28]	As of September 30, 2002	Minimum Regulatory Requirements	Well Capitalized Requirements

Total Capital (to Risk-Weighted Assets)	12.14%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	10.99%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	8.55%	4.00%	5.00%

Item 4:	CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures - The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act

28	Center Financial’s capital ratios were the same as California Center Bank as of September 30, 2002, due to insignificant amount of equity of the bank holding company.

Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

     Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     Changes in Internal Controls - There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions.  As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1:	LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

Item 2:	CHANGES IN SECURITIES

Not applicable

Item 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5:	OTHER INFORMATION

Not applicable

Item 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 99.1 — Certification of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K: The registrant filed no reports on Form 8-K during the quarter ended September 30, 2002 and no events have occurred which would require one to be filed.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: November 13, 2002	/s/ SEON HONG KIM

Center Financial Corporation Seon Hong Kim President & Chief Executive Officer

Date: November 13, 2002	/s/ YONG HWA KIM

Center Financial Corporation Yong Hwa Kim Senior Vice President & Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Seon Hong Kim, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Center Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By	/s/ SEON HONG KIM

Seon Hong Kim President & Chief Executive Officer

I, Yong Hwa Kim, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Center Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By	/s/ YONG HWA KIM

Yong Hwa Kim Senior Vice President & Chief Financial Officer