Form 10-K
period 2002-12-31
CENTER FINANCIAL CORP
filed 2003-03-31
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number: 000-50050

CENTER FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

California	52-2380548
(State of Incorporation)	(IRS Employer Identification No.)

3435 Wilshire Boulevard, Suite 700
Los Angeles, California	90010
(Address of principal executive offices)	(Zip Code)

(213) 251-2222

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes        ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒  Yes        ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☐  Yes        ☒  No

As of March 10, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $77.2 million, based on the closing price reported to the Registrant on that date of $16.37 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of March 10, 2003 was 7,178,250.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-13.

PART I

ITEM 1.	BUSINESS

General

Center Financial Corporation

Center Financial Corporation (“Center Financial” or the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is headquartered in Los Angeles, California. Center Financial was incorporated in April, 2000 and acquired all of the outstanding shares of Center Bank (formerly California Center Bank) in October, 2002. Center Financial’s principal subsidiary is Center Bank (“the Bank”). Center Financial exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries as it may acquire or establish.

Our principal source of income is currently dividends from the Bank, but we intend to explore supplemental sources of income in the future. Our expenditures, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, and the cost of servicing debt, will generally be paid from such payments made to us by the Bank.

At December 31, 2002, we had consolidated assets of $818.6 million, deposits of $727.0 million and shareholders’ equity of $65.2 million.

Our Administrative Offices are located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010 and our telephone number is (213) 251-2222. Our website address is www.centerbank.com. As used herein, the terms “Company”, “we”, “us” and “our” refer collectively to Center Financial Corporation, the Bank, and the Bank’s subsidiary, CB Capital Trust (discussed below), unless the context otherwise requires. The term “Center Financial” is used to designate Center Financial Corporation only.

Center Bank and Subsidiary

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters is located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank is a community bank providing comprehensive financial services to small to medium sized business owners, mostly in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (SBA) loans and provides trade finance loans and other international banking products. The Bank’s primary market is the greater Los Angeles metropolitan area, including Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has twelve full-service branch offices located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all 12 branches as de novo branches, including the Oxford Branch, which began its operations in September 2002. The Oxford Branch is located in the heart of the Korean community in Los Angeles. The Bank also operates Loan Production Offices (“LPO’s”) in Phoenix, Seattle, and Denver. The Bank opened new LPO at Annandale, Virginia in November 2002.

Additionally, CB Capital Trust, a Maryland real estate investment trust, was formed as a subsidiary of the Bank in August 2002 with the primary business purpose of investing in the Bank’s real-estate related assets. CB Capital Trust was capitalized in September 2002, at which time the Bank exchanged real estate related assets for 100% of the common stock of the CB Capital Trust. CB Capital Trust issued preferred stock to 113 employees of the Bank during January 2003. The value of the preferred shares issued to each employee is minimal. CB Capital Trust was formed with the intention of ultimately reducing the Company’s state taxes and thereby increasing net earnings, although no assurance can be given that such tax savings will in fact be achieved.

Through our network of branch offices, we provide a wide range of commercial and consumer banking services to our customers. In the past, we focused primarily on Korean-American individuals and companies, but in recent years we have expanded our target customers to include multi-ethnic businesses and depositors. Our primary focus is on small and medium sized Korean-American businesses, professionals and other individuals in its market area, with particular emphasis on the growth of deposits and the origination of commercial and real estate secured loans. We offer bilingual services to our customers in English and Korean and have a network of ATM’s located in ten of our branch offices.

In 2000, we commenced implementing our strategy of growing our branch network by establishing de novo full service branches to expand our customer base. In September 2000, we opened a branch in Colton, the Inland Empire area of Southern California. In 2001, we continued these plans by opening five new branches, in Downtown Los Angeles, the Mid-Wilshire District, Torrance, San Diego and Cerritos. We also opened a mini branch office, the Oxford Branch in the heart of Koreatown in 2002. In May 2003, subject to receipt of all required regulatory approvals, we plan to open our 13th branch, the Fullerton Branch in the Buena Park area, where the Korean-American population is rapidly growing. All the branches are within the Southern California area.

In 2000, we opened two new loan production offices, in Phoenix, Arizona and in Seattle, Washington, to meet the needs of Asian Americans in those markets. In 2001, we opened a loan production office in Denver, Colorado with the same objective. These loan production offices emphasize SBA loans, but also provide a variety of international banking and commercial lending services, including commercial real estate and business commercial loans. The Bank opened new LPO, at Annandale, Virginia in November 2002 and called Washington D. C. LPO.

We engage in a full complement of lending activities, including the making of commercial real estate loans, commercial loans, working capital lines, SBA loans, trade financing, automobile loans and other personal loans, and construction loans. We have offered SBA loans since 1989, providing financing for various purposes for small businesses under guarantee of the Small Business Administration, a federal agency created to provide financial assistance for small businesses. We are a preferred SBA lender with full loan approval authority on behalf of the SBA.

We also participate in the SBA’s Export Working Capital Program (EWCP). SBA loans are generally secured by deeds of trust on industrial buildings or retail stores. In certain instances, we sell a portion of the guaranteed portion of the SBA guaranteed loans we originate. We retain the obligation to service the loans, for which we receive a servicing fee. As of December 31, 2002, we were servicing $47.6 million of sold SBA loans.

As of December 31, 2002, the principal areas in which we directed our lending activities, and the percentage of our total loan portfolio for which each of these areas was responsible, were as follows: commercial loans secured by first deeds of trust on real estate 46%; commercial loans 20%; SBA loans 13%; trade financing 9%; consumer loans 8% and construction loans 4%.

We fund our lending activities primarily with corporate demand deposits and consumer savings and time deposits obtained through our branch network. Our deposit products include demand deposit accounts, money market accounts, and savings accounts, time certificates of deposit and fixed maturity installment savings. Our deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof. Like most state-chartered banks of our size in California, we are not currently a member of the Federal Reserve System. We withdrew from membership in 2001 after determining that we did not benefit from membership. As of December 31, 2002, we had 38,760 deposit accounts with balances totaling approximately $727.0 million. As of December 31, 2002, we had $207.1 million or 28% in non-interest bearing demand deposits; $168.6 million or 23% in money market accounts; $45.4 million or 6% in savings accounts; $86.9 million or 12% in time deposits less than $100,000; and $219.1 million or 30% in time deposits of more than $100,000. We have obtained the registered service mark “Prime Business Club” to serve exclusively our Prime Business Accounts. As of December 31, 2002, the State of California had placed a deposit of $10 million with us.

We also offer international banking services such as letters of credit, acceptances and wire transfers, and merchant deposit services, travelers’ checks, debit cards, and safe deposit boxes.

In 2001, we introduced Internet banking services to allow our customers to access their loan and deposit accounts through the Internet. Customers can obtain transaction history, account information, transfer funds between accounts and process bill payments.

We hold no patents or licenses (other than licenses required to be obtained from appropriate bank regulatory agencies), franchises, or concessions. Our business is generally not seasonal. There has been no material effect upon our capital expenditures, earnings, or competitive position as a result of federal, state, or local environmental regulation.

For 2002, income from commercial loans secured by first deeds of trust on real estate properties, income from commercial loans, interest on investments and service charges on deposit accounts generated approximately 38%, 22%, 17% and 15%, respectively, of our total revenues. We segregate our operations into three primary segments: Banking Operations, Trade Finance Services (“TFS”), and Small Business Administration Lending Services. Total assets as of December 31, 2002 attributable to Banking Operations totaled $667.5 million, compared with $65.2 million for Trade Finance Services and $85.9 million for Small Business Administration Lending Services. For financial information about our business segments, see footnote 19 of the consolidated financial statements included in Item 8 herein. We are not dependent on a single customer or group of related customers for a material portion of our deposits or loans, nor is a material portion of our loans concentrated within a single industry or group of related industries. Most of our customers are concentrated in the greater Los Angeles area.

We have not engaged in any material research activities relating to the development of new services or the improvement of existing banking services during the last three fiscal years. However, our officers and employees are engaged continually in marketing activities, including the evaluation and development of new services, which enable us to retain and improve our competitive position in our service area.

On May 3, 2001, as a result of an unsolicited offer from Hanmi Financial Corporation, Center Bank entered into a letter of intent with Hanmi Financial Corporation pursuant to which it was proposed that Center Bank be merged with and into Hanmi Bank. The Bank terminated the letter of intent on June 22, 2001, after completion by Hanmi Financial Corporation of its due diligence, as a result of Hanmi’s determining to significantly decrease the consideration it had initially indicated it would be willing to offer to acquire the Bank. Hanmi indicated it had determined to decrease the consideration it would offer based on unspecified results from its due diligence review, a weakening economy and a declining interest rate environment. The Bank and Hanmi Financial Corporation never entered into a definitive agreement with respect to the acquisition of Center Bank. We have no plans for 2003 regarding a “new line of business” requiring the investment of a material amount of total assets.

Recent Developments

Center Financial filed a registration statement Form S-4 with the Securities and Exchange Commission in order to register its common stock, which was issued pursuant to the terms of the Plan of Reorganization and Agreement of Merger, dated September 27, 2002. The Plan of Reorganization and Agreement of Merger provided for exchange of shares in the Bank for shares of Center Financial on share-for-share basis (the “Reorganization”). The registration statement was declared effective on September 27, 2002. The Reorganization was approved by Center Financial shareholders on October 23, 2002, and all required regulatory approvals or non-disapprovals with respect to the Reorganization were obtained. The Reorganization was consummated on October 28, 2002, subsequent to which the Bank continued its operations as previously conducted but as a wholly owned subsidiary of Center Financial. The new corporate structure is intended to give Center Financial and the Bank greater flexibility in terms of operation, expansion and diversification.

2001 and 1994 Cease and Desist Orders

During the period from October 1994 to October 1999 and again from November 2001 to April 2002, the Bank was subject to cease and desist orders, the first issued by the Federal Reserve Board and the second issued by the FDIC. On November 30, 2001, the Bank consented to the issuance of a Cease and Desist Order by the FDIC pursuant to Section 8(b)(1) of the Federal Deposit Insurance Act, 12 U.S.C. § 1818(b)(1), concerning compliance with the Bank Secrecy Act and related regulations (the “2001 Cease and Desist Order”). Pursuant to the 2001 Cease and Desist Order, the FDIC determined that it had reason to believe that the Bank had engaged in unsafe and unsound banking practices and had committed violations of the Bank Secrecy Act and Section 208.63 of Federal Reserve Regulation H, which outlines required Bank Secrecy Act compliance procedures. The Bank Secrecy Act requires banks to monitor and report large cash transactions in order to detect transactions that are being conducted for illegitimate purposes, including money laundering and other criminal enterprises. The related Federal Reserve regulation requires banks to develop and establish compliance programs reasonably designed to assure and monitor compliance with these Bank Secrecy Act requirements. The regulation further requires that the compliance program at a minimum (i) provide for a system of internal controls to assure ongoing compliance; (ii) provide for independent testing for compliance to be conducted by bank personnel or by an outside party; (iii) designate an individual or individuals responsible for coordinating and monitoring day-to-day compliance; and (iv) provide for training for appropriate personnel. Bank Secrecy Act compliance deficiencies were also one of many areas addressed in the previous cease and desist order in effect on the Bank from October 1994 to October 1999; the previous order is discussed in detail below in this section.

The 2001 Cease and Desist Order required the Bank to take affirmative actions to address its Bank Secrecy Act violations and weaknesses, which actions consisted of the following:

•	correcting all violations and deficiencies related to compliance with the Bank Secrecy Act and related regulations;

•	developing, adopting and implementing a written plan designed to ensure compliance with all provisions of the Bank Secrecy Act;

•	developing, adopting and implementing a written compliance program, as required by the applicable provisions of the FDIC’s regulations, designed to, among other things, ensure and maintain compliance by the Bank with the Bank Secrecy Act and the rules and regulations issued pursuant thereto, which compliance program shall ensure that clear and comprehensive compliance reports are provided to the board of directors on a monthly basis. The compliance program at a minimum shall include:

•	establishment of a system of internal controls to ensure compliance with the Bank Secrecy Act and the rules and regulations issued pursuant thereto, including policies and procedures to detect and monitor all transactions to ensure that they are not being conducted for illegitimate purposes and that there is full compliance with all applicable laws and regulations;

•	providing for independent testing of compliance with all applicable rules and regulations related to the Bank Secrecy Act and the reporting of suspicious transactions required to be reported pursuant to the rules and regulations of the Bank Secrecy Act, and ensuring that compliance audits are performed at least annually, are fully documented, and are conducted with the appropriate segregation of duties;

•	ensuring that the compliance program is managed by a qualified officer who shall have responsibility for all Bank Secrecy Act compliance and related matters, including, without limitation (i) the identification of timely, accurate and complete reporting to law enforcement and supervisory authorities of unusual or suspicious activity or known or suspected criminal activity perpetrated against or involving the Bank, and (ii) monitoring the Bank’s compliance and ensuring that full and complete corrective action is taken with respect to previously identified violations and deficiencies; and

•	providing and documenting training by competent staff and/or independent contractors of all board members and all appropriate personnel, in all aspects of regulatory and internal policies and procedures related to the Bank Secrecy Act, with a specific concentration on accurate record keeping, form completion and the detection and reporting of known and/or suspected criminal activity.

•	developing, adopting and implementing a written customer due diligence program, which shall provide for a minimum of the following:

•	a risk focused assessment of the customer base of the Bank to (i) identify the categories of customers whose transactions do not require monitoring because of the routine and usual nature of their banking activities; and (ii) determining the appropriate level of enhanced due diligence necessary for those categories of customers that the Bank has reason to believe pose a heightened risk of illicit activities; and

•	for those customers whose transactions require enhanced due diligence, procedures to: (i) detriment the appropriate documentation necessary to confirm the identity and business activities of the customer; (ii) understand the normal and expected transactions of the customer, and (iii) reasonably ensure the identification and timely, accurate and complete reporting of known or suspected criminal activity against or involving the Bank to law enforcement and supervisory authorizes, as required by the suspicious activity reporting provisions of the rules and regulations promulgated under the Bank Secrecy Act.

•	Furnishing written annual progress reports to the FDIC detailing the form and manner of any actions taken to secure compliance with the 2001 Cease and Desist Order and the results thereof.

As a result of the most recent regulatory examination, the FDIC terminated the Order effective April 9, 2002.

Effective October 4, 1994, the Bank consented to the issuance of a Cease and Desist Order (the “1994 Cease and Desist Order”) with the Federal Reserve Board pursuant to Section 8(b) of the Federal Deposit Insurance Act, which order was not terminated until October 13, 1999 when the Federal Reserve Board determined that the Bank was in compliance with the 1994 Cease and Desist Order and had “returned to a satisfactory condition.” The purpose of the 1994 Cease and Desist Order was to ensure that the Bank comply with applicable federal and state laws as well as improve its financial soundness. The 1994 Cease and Desist Order required, among other actions, that the Bank:

•	develop and submit to the Federal Reserve Board a written capital maintenance plan addressing specified items;

•	achieve and maintain an adequate reserve for loan losses and submit certain information concerning the same to the Federal Reserve Board;

•	submit to the Federal Reserve Board written loan review procedures to identify and properly categorize problem credits and assess the overall quality of the Bank’s loan portfolio;

•	submit to the Federal Reserve Board a written plan to improve the Bank’s position with respect to certain past due loans and refrain from amending the plan without prior Federal Reserve Board approval;

•	submit to the Federal Reserve Board amended written loan policies, policies concerning concentrations of credit and asset/liability management policies and procedures, all meeting detailed specifications;

•	correct certain exceptions in the Bank’s loan files noted by the Federal Reserve Board;

•	eliminate all assets classified “loss” by the Federal Reserve Board that had not been charged off or collected as of the date of the order;

•	not violate the Bank Secrecy Act or accompanying regulations;

•	submit to the Federal Reserve Board an internal compliance program designed to ensure that the Bank comply with the Bank Secrecy Act;

•	correct apparent violations of, and not engage in any future violations of: regulations concerning the Bank Secrecy Act, interbank liability policies, timely filing of criminal referral forms, and payment of interest on demand deposits; and a state law concerning the purchase of Bank assets by insiders at less than fair market value;

•	not pay cash dividends without prior regulatory approval;

•	conduct a complete review of management and submit written findings to the Federal Reserve Board concerning the same;

•	submit to the Federal Reserve Board a detailed written business plan for 1995 and thereafter on an annual basis, and notify the Federal Reserve Board of any changes to same;

•	not increase the fees paid to directors, paying bonuses to executive officers or providing gifts to any director or executive officer, without prior regulatory notification and non-disapproval;

•	not sell Bank assets in excess of a specified amount to an executive officer or director without prior Federal Reserve Board approval;

•	cause the audit committee to consist only of non-employee directors, to meet at least monthly and to report in writing to the full board on a monthly basis;

•	submit to the Federal Reserve Board written audit policies and procedures meeting certain requirements;

•	ensure that all regulatory reports and financial statements filed with the Federal Reserve Board are timely and accurate;

•	comply with applicable regulatory requirements prior to accepting any brokered deposits; and

•	file periodic progress reports with the Federal Reserve Board concerning compliance with the order.

As indicated above, the Federal Reserve Board terminated the 1994 Cease and Desist Order effective October 13, 1999 upon finding that the Bank was in compliance with all the terms of the Order and had returned to satisfactory condition.

Financial Instruments Held for Asset and Liability Management Purposes

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—Amendment of FAS 133 on January 1, 2001. There was no transition adjustment upon adoption by the Company. These statements establish accounting and reporting standards for derivative instruments and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statements of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

Recent Accounting Pronouncements

In June 2001, Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, wither early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual consolidated financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s consolidated financial statements. The disclosure requirements are effective for consolidated financial statements of interim and annual periods ending after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim consolidated financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For nonpublic enterprises with a variable interest in a variable interest entity created before February 1,

2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s consolidated financial statements. The Interpretation requires certain disclosures in consolidated financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Competition

The banking business in our present and intended future market areas is highly competitive with respect to virtually all products and services and has become increasingly so in recent years. While the banking market in the our primary market area is generally dominated by a relatively small number of major banks with many offices operating over a wide geographic area, our direct competitors in our niche market tend to be relatively smaller community banks, which also focus their businesses on Korean-American consumers and businesses.

There is a high level of competition within this specific market. In the greater Los Angeles metropolitan area, our main competitors include six locally owned and operated Korean-American banks and subsidiaries of two Korean banks. These other banks have branches located in many of the same neighborhoods as we do, provide similar types of products and services and use the same Korean language publications and media for their marketing purposes.

A less significant source of competition in the Los Angeles metropolitan area are a small number of branches of major banks which maintain a limited bilingual staff for Korean-speaking customers. While such banks have not traditionally focused their marketing efforts on our customer base in Southern California, their competitive influence could increase should they in the future choose to focus on this market.

In Phoenix, there are currently no local Korean-American banks serving the banking needs of the local Korean-American community.

In Seattle, there is one newly established local bank, which mainly serves the banking needs of the local Korean-American community. However, in addition to us, three other Los Angeles-based Korean-American banks have opened LPOs in the area.

In Denver, one local bank mainly serves the banking needs of the local Korean-American community.

In Washington D. C. and its vicinity, there is no local bank but one branch office of a bank, of which the headquarters office is located in Pennsylvania, with a Korean speaking branch manager and staff, which mainly serves the banking needs of the local Korean-American community.

Large commercial bank competitors have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to areas of highest yield and demand. Many of the major banks operating in our market area offer certain services, which the Bank does not offer directly (but some of which we offer through correspondent institutions). By virtue of their greater total capitalization, such banks also have substantially higher lending limits than we do.

In addition to other banks, competitors include savings institutions, credit unions, and numerous non-banking institutions, such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer money market and mutual funds, wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. To the extent that we are affected by more general competitive trends in the industry, those trends are towards increased consolidation and competition. Strong, unregulated competitors have entered banking markets with focused products targeted at highly profitable customer segments. Many largely unregulated competitors are able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically, and the California market has been particularly attractive to out-of-state institutions The Financial Modernization Act effective March 11, 2000, which has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, is also expected to intensify competitive conditions. (See “—SUPERVISION AND REGULATION—Financial Modernization Act” below.)

Technological innovations have also resulted in increased competition in the financial services industry. Such innovations have, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously have been considered traditional banking products. In addition, many customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATM’S, self-service branches and/or in-store branches. In addition to other banks, the sources of competition for such hi-tech products include savings associations, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, and mortgage banking firms. To some extent the effect of such competition on us is limited by the lack of availability of various technological advancements with Korean language capability. However, as such technology becomes available, the competitive pressure on us to be at the forefront of such advancements is significant.

In order to compete with the other financial services providers, we provide quality, personalized, friendly service and fast decision making to better serve our customers’ needs. For customers whose loan demands exceed our lending limit, we attempt to arrange for such loans on a participation basis with our correspondent banks. We also distinguish ourselves within the Korean-ethnic community by expanding into geographic markets which our competitors have not reached. We also maintain an international trade finance department to meet the growing needs of the business communities within our niche market. In order to compete on the technological front, we offer Internet banking services to allow our customers to access their loan and deposit accounts through the Internet. Customers can obtain transaction history, account information, transfer funds between accounts and process bill payments.

The market for the origination of SBA loans is highly competitive. With respect to its origination of SBA loans, we compete with other small, mid-size and major banks in the geographic areas in which our full service branches are located. We currently have loan production offices which emphasize SBA loans. In addition, because these loans are largely broker-driven, we also compete with banks located outside of our immediate geographic area. Being designated a Preferred SBA Lender with the full loan approval authority on behalf of the SBA, our LPO’s are able to provide a faster response to loan requests than competitors which are not Preferred SBA Lenders. In order to compete in this highly competitive market, we place great emphasis on making SBA loans to minority-owned businesses.

Unlike the market for the origination of SBA loans, the secondary market for SBA loans is currently a seller’s market. To date, we have had no difficulty in the resale of SBA loans within the secondary market. However, there is no assurance that this condition would continue to last or that the secondary market for SBA loans will be available in the future.

Employees

As of December 31, 2002, we had 228 full-time equivalent employees. None of our employees is concurrently represented by a union or covered by a collective bargaining agreement. We believe that our employee relations are satisfactory.

Supervision and Regulation

Both federal and state law extensively regulates bank holding companies. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders of Center Financial. The following is a summary of particular statutes and regulations affecting Center Financial and Center Bank. This summary is qualified in its entirety by the statutes and regulations.

Regulation of Center Financial Corporation

Center Financial is subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) which requires us to file annual, quarterly and other current reports with the SEC. We are also subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in our Common Stock and short-swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements by our principal shareholders promulgated by the SEC under Section 13 of the Exchange Act.

Center Financial is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and is registered as such with the Federal Reserve Board. A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of that bank.

The Federal Reserve Board has by regulation determined certain activities in which a bank holding company may or may not conduct business. A bank holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. The permissible activities and affiliations of certain bank holding companies have recently been expanded. (See “Financial Modernization Act” below.)

Center Financial and the Bank are deemed to be affiliates of each other within the meaning set forth in the Federal Reserve Act and are subject to Sections 23A and 23B of the Federal Reserve Act . This means, for example, that there are limitations on loans by the Bank to affiliates, and that all affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions at least as favorable to the Bank as would be available for non-affiliates.

The Federal Reserve Board has a policy that bank holding companies must serve as a source of financial and managerial strength to their subsidiary banks. It is the Federal Reserve Bank’s position that bank holding companies should stand ready to use their available resources to provide adequate capital to their subsidiary banks during periods of financial stress or adversity. Bank holding companies should also maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting their subsidiary banks.

The Federal Reserve Board also has the authority to regulate bank holding company debt, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the Federal Reserve Board may require us to file written notice and obtain its approval prior to purchasing or redeeming our equity securities, unless certain conditions are met.

Center Financial is a “financial holding company.” Unlike a bank holding company, a financial holding company may engage in a broad range of activities that are deemed by the Federal Reserve Board as “financial in nature or incidental” to financial activities. Moreover, even in the case where an activity cannot meet that test, the Federal Reserve Board may approve the activity if the proposed activity is “complementary” to financial activities and does not pose a risk to the safety and soundness of depository institutions. One example of such activities which would be allowed for a financial holding company but not for a bank or a simple bank holding company, is real estate development activities. At the present time, Center Financial has no specific plans to engage in real estate development or any other activities which would require financial holding company status.

Regulation of Center Bank

As a California state-chartered bank whose accounts are insured by the FDIC up to a maximum of $100,000 per depositor, we are subject to regulation, supervision and regular examination by the Department of Financial Institutions and the FDIC. In addition, while we are not a member of the Federal Reserve System, we are subject to certain regulations of the Federal Reserve Board. The regulations of these agencies govern most aspects of our business, including the making of periodic reports, and activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas. Supervision, legal action and examination by the FDIC is generally intended to protect depositors and is not intended for the protection of shareholders.

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

Center Financial and Center Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. Those regulations incorporate both risk-based and leverage capital requirements. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries. Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the statements of financial condition as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2002 and 2001, Center Bank’s Total Risk-Based Capital Ratios were 11.42% and 12.85%, respectively and its Tier 1 Risk-Based Capital Ratios were 10.31%, and 11.60%, respectively. As of December 31, 2002, Center Financial’s Total Risk-Based Capital was 11.44% and its Tier 1 Risk-Based Capital Ratio was 10.34%.

The risk-based capital requirements also take into account concentrations of credit (i.e., relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy.

The risk-based capital regulations also include exposure to interest rate risk as a factor that the regulators will consider in evaluating a bank’s or bank holding company’s capital adequacy. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from adverse movements in interest rates. While interest risk is inherent in a bank’s role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank or bank holding company.

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate such institutions and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banking institutions must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set, however, higher capital requirements when an institution’s particular circumstances warrant. As of December 31, 2002 and 2001, Center Bank’s Leverage Capital Ratios were 9.5% and 9.1%, respectively. As of December 31, 2002, Center Financial’s Leverage Capital Ratio was 9.5%, exceeding regulatory minimums. (See “Item 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Capital Resources.”)

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%). A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank “undercapitalized.” Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). “Significantly undercapitalized” banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying certain bonuses without FDIC approval. Even more severe restrictions apply to critically undercapitalized banks. Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized, the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the issuance of cease and desist orders, termination of insurance of deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution-affiliated” parties.

As of December 31, 2002, Center Bank was deemed “Well Capitalized” for regulatory purposes. Although Center Bank met all of the minimum regulatory requirements for a “well-capitalized financial institution” as of December 31, 2001 the Bank was categorized as “adequately capitalized” (i.e., the next lower capital category) as of such date under the regulatory framework for prompt corrective action due to the imposition of a Cease and Desist Order against the Bank on November 30, 2001 relating to Bank Secrecy Act compliance deficiencies. The Bank Secrecy Act generally requires banks, including Center Bank, to monitor and report large domestic currency transactions and cross-border transactions of currency for the purpose of detecting transactions that are being conducted for illegitimate purposes, including money laundering and criminal enterprises. (See ”—2001 and 1994 Cease and Desist Orders.”) The Cease and Desist Order was terminated on April 9, 2002, and the Bank has been categorized as “well-capitalized” since that date. (See “Item 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources,” and “Note 18—Regulatory Matters” in Notes to Financial Statements.”)

Safety and Soundness Standards

The federal banking agencies have also adopted guidelines establishing safety and soundness standards for all insured depository institutions. Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan and institute enforcement proceedings if an acceptable compliance plan is not submitted.

Premiums for Deposit Insurance

The FDIC regulations also implement a risk-based premium system, whereby insured depository institutions are required to pay insurance premiums depending on their risk classification. Under this system, insured banks are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three supervisory categories based on federal regulatory evaluations. The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well capitalized, adequately capitalized and undercapitalized are the same in the FDIC’s prompt corrective action regulations. The current base assessment rates (expressed as cents per $100 of deposits) are summarized as follows:

	Group A	Group B	Group C
Well Capitalized	0	3	17
Adequately Capitalized	3	10	24
Undercapitalized	10	24	27

In addition, banks must pay an amount which fluctuates but is currently 1.68 cents per $100 of insured deposits, towards the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry.

Community Reinvestment Act

Center Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” Center Bank was last examined for CRA compliance in 2001 and received a “satisfactory” CRA Assessment Rating.

Other Consumer Protection Laws and Regulations

Bank regulatory agencies are increasingly focusing attention on compliance with consumer protection laws and regulations. Examination and enforcement has become intense, and banks have been advised to carefully monitor compliance with various consumer protection laws and their implementing regulations. The federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in home mortgage lending describing three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact. In addition to CRA and fair lending requirements, Center Bank is subject to numerous other federal consumer protection statutes and regulations. Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, Center Bank may incur additional compliance costs or be required to expend additional funds for investments in the local communities it serves.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization. However, states were given the ability to prohibit interstate mergers with banks in their own state by “opting-out” (enacting state legislation applying equality to all out-of-state banks prohibiting such mergers) prior to June 1, 1997.

Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquiror would control more than 10% of the deposits held by insured depository institutions nationwide or 30% percent or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

A bank may establish and operate de novo branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.

In 1995 California enacted legislation to implement important provisions of the Interstate Banking Act discussed above and to repeal California’s previous interstate banking laws, which were largely preempted by the Interstate

The changes effected by Interstate Banking Act and California laws have increased competition in the environment in which Center Bank operates to the extent that out-of-state financial institutions directly or indirectly enter Center Bank’s market areas. It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry. While many large out-of-state banks have already entered the California market as a result of this legislation, it is not possible to predict the precise impact of this legislation on Center Bank and Center Financial and the competitive environment in which they operate.

Financial Modernization Act

Effective March 11, 2000 the Gramm-Leach-Bliley Act eliminated most barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities. This new legislation permits bank holding companies to become “financial holding companies” and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the CRA by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. Center Financial is a “financial holding company,” in order to take advantage if appropriate of the increased flexibility provided by the Gramm-Leach-Bliley Act. However, Center Financial has no specific plans at this time with respect to any activities it may conduct because of this increased flexibility.

The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A national bank (and therefore, a state bank as well) may also engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

The Gramm-Leach-Bliley Act also imposes significant new requirements on financial institutions with respect to the privacy of customer information, and modifies other existing laws, including those related to community reinvestment.

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the “Patriot Act”). Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations applicable to financial institutions, including:

•	due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-U.S. persons;

•	standards for verifying customer identification at account opening; and

•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

We implemented most of the requirements under the Patriot Act during the fourth quarter of 2001. To fulfill the requirements, we added four additional full-time employees to its BSA Compliance Department and intensified due diligence procedures concerning the opening of new accounts. We also implemented new systems and procedures to identify suspicious activity reports and report to FINCEN. The cost of additional staff in the BSA Compliance Department and the system enhancement described above was reflected in the statements of operations for the year ended December 31, 2001 and 2002.

The Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance matters, including:

•	the creation of a five-member oversight board appointed by the Securities & Exchange Commission that will set standards for accountants and have investigative and disciplinary powers

•	the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years

•	increased penalties for financial crimes

•	expanded disclosure of corporate operations and internal controls and certification of financial statements

•	enhanced controls on and reporting of insider trading, and

•	statutory separations between investment bankers and analysts.

We are currently evaluating what impacts the new legislation and its implementing regulations will have upon our operations, including a likely increase in certain outside professional costs.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect Center Financial, Center Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the United States Congress, the California legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject Center Bank and Center Financial to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of Center Financial or Center Bank would be affected thereby.

Risk Factors

Statements and financial discussion and analysis by management contained throughout this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. The important factors that could cause actual results to differ materially from the forward-looking statements herein include, without limitation, the factors set forth below.

Poor economic conditions in California may cause us to suffer higher default rates on our loans.

A substantial majority of our loans are generated in the greater Los Angeles area in Southern California. As a result, poor economic conditions in the Los Angeles area may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. The Los Angeles area has experienced a downturn in economic activity in line with the slowdown in California during the past year. Economic activity slowed significantly immediately following the September 11, 2001 terrorist attacks, although delinquencies on our loans as a result of the September 11 terrorist attack have been minimal. Unemployment levels have increased since mid 2001, especially in Los Angeles County, which is our geographic center and the base of our deposit and lending activity. In addition, it is likely that the war against Iraq will have a significant negative effect on the national economy. If the current recessionary conditions continue or deteriorate, we expect that our level of problem assets would increase accordingly, resulting in increases in the level of delinquencies and losses for us.

Concentrations of real estate loans could subject us to increased risks in the event of a real estate recession or natural disaster.

Approximately $241.3 million or 46% of our loan portfolio as of December 31, 2002, and $161.7 million or 43% of our loan portfolio as of December 31, 2001, were concentrated in commercial real estate loans. Of this amount, $45.3 million represented loans secured by industrial buildings, and $63.9 million represented loans secured by retail shopping centers as of December 31, 2002. Although commercial loans generally provide for higher interest rates and shorter terms than single-family residential loans, such loans generally involve a higher degree of risk, as the ability of borrowers to repay these loans is often dependent upon the profitability of the borrowers’ businesses. An increase in the percentage of nonperforming assets in commercial real estate, commercial and industrial loan portfolios may have a material impact on our financial condition and results of operations, by reducing our income, increasing our expenses, and leaving us with less cash available for lending and other activities.

As the primary collateral for many of our loans rests on commercial real estate properties, a downturn in real estate values in the greater Southern California region could negatively impact us by providing us with decreased collateral values in our loan portfolio. In the early 1990s, the entire state of California experienced an economic recession, particularly impacting real estate values, that resulted in increases in the level of delinquencies and losses for many of the state’s financial institutions. If any similar real estate recession affecting our market areas should occur in the future, the security for many of our loans could be reduced and the ability of many of our borrowers to pay could decline. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and, during early 1998, flooding attributed to the weather phenomenon known as “El Niño,” could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

We have not experienced any deterioration in our real estate loan portfolio. However, there was an increase in delinquencies among small business loans, due to one SBA loan. (See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Nonperforming Assets.”)

We may experience loan losses in excess of our allowance for loan losses.

We maintain an allowance for loan losses at a level that we believe is adequate to absorb any inherent losses in the loan portfolio. However, changes in economic, operating and other conditions, including changes in interest rates that are beyond our control may cause our actual loan losses to exceed current allowance estimates. If the actual loan losses exceed the allowance for loan losses, it will hurt our business. In addition, the FDIC and the Department of Financial Institutions, as part of their supervisory functions, periodically review our allowance for loan losses. Such agencies may require us to increase our provision for loan losses or to recognize further loan losses, based on their judgments, which may be different from those of our Management. Any increase in the allowance required by the FDIC or the Department of Financial Institutions could also hurt our business.

We try to limit the risk that borrowers will fail to repay loans by carefully underwriting the loans. Losses nevertheless occur. We establish loan loss allowances for probable losses inherent in the loan portfolio as of the statements of financial condition date. We base these allowances on estimates of the following:

•	industry standards;

•	historical loss experience;

•	evaluation of current economic conditions;

•	assessment of risk factors for loans with exposure to the economies of South Korea and other Pacific Rim countries;

•	regular reviews of the quality mix and size of the overall loan portfolio;

•	regular reviews of delinquencies; and

•	the quality of the collateral underlying our loans.

We may have difficulty managing our growth.

Our total assets have increased to $818.6 million as of December 31, 2002, from $586.7 million, $451.8 million and $353.6 million as of December 31, 2001, 2000 and 1999, respectively, an increase of 40% in the past year and 132% in three years. We opened one new branch office in September 2000, five additional branches in the second half of 2001, and one in 2002. We intend to investigate other opportunities to open additional branches that would complement our existing business as such opportunities may arise; however, we can provide no assurance that we will be able to identify additional locations or finalize additional branch openings.

Our ability to manage our growth will depend primarily on our ability to:

•	monitor operations;

•	control costs;

•	maintain positive customer relations; and

•	attract, assimilate and retain qualified personnel.

If we fail to achieve those objectives in an efficient and timely manner, we may experience interruptions and dislocations in our business which could substantially increase our expenses and negatively impact our ability to retain our customers. In addition, such concerns may cause federal and state banking regulators to require us to delay or forgo any proposed growth until such problems have been addressed to the satisfaction of those regulators.

We have found that growth by de novo branch banking has temporarily increased our overhead expenses as a percentage of our total assets. The overall effect of opening five new branches in 2001 was that our earnings were reduced because of these increased costs. If we continue to grow by opening additional branches, we expect to face similar increased costs in the future.

Our earnings are subject to interest rate risk, especially if rates fall.

Banking companies’ earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets, such as loans and investment securities. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by the monetary policies of the Federal Reserve Board, the international interest rate environment, as well as by economic, regulatory and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. Many of these factors are beyond our control. Fluctuations in interest rates affect the demand of customers for our products and services. We are subject to interest rate risk to the degree that our interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than our interest-earning assets. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. Therefore, significant fluctuations in interest rates may have an adverse or a positive effect on our results of operations. See “Item 7A, Quantitive and Qualitative Disclosure of Market Risks—Interest Rate Risk.”

All of our lending involves underwriting risks, especially in a competitive lending market.

At December 31, 2002, commercial real estate loans represented 46% of our total loan portfolio; commercial lines and term loans to businesses represented 21% of our total loan portfolio; and SBA loans represented 13% of our total loan portfolio.

Real estate lending involves risks associated with the potential decline in the value of underlying real estate collateral and the cash flow from income producing properties. Declines in real estate values and cash flows can be caused by a number of factors, including adversity in general economic conditions, rising interest rates, changes in tax and other governmental and other policies affecting real estate holdings, environmental conditions, governmental and other use restrictions, development of competitive properties, and increasing vacancy rates. Our dependence increases the risk of loss both in our loan portfolio and with respect to any other real estate owned when real estate values decline. We seek to reduce our risk of loss through our underwriting and monitoring procedures.

Commercial lending, even when secured by the assets of a business, involves considerable risk of loss in the event of failure of the business. To reduce such risk, we typically take additional security interests in other collateral, such as real property, certificates of deposit or life insurance, and/or obtain personal guarantees.

Specific risks associated with SBA lending are discussed in a separate risk factor below.

We operate in a highly competitive market, and some of our competitors offer a broader range of services than we provide, and have lower cost structures.

The banking business in our current and intended future market areas is highly competitive with respect to virtually all products and services. While the banking market in our primary market area is generally dominated by a relatively small number of major banks with many offices operating over a wide geographic area, our main competitors include five locally owned and operated Korean-American banks and subsidiaries of two Korean banks. These other banks have branches located in many of the same neighborhoods as we do, provide similar types of products and services and use the same Korean language publications and media for their marketing purposes. There is a high level of competition within this specific market. While major banks have not historically focused their marketing efforts on the Bank’s Korean-American customer base in Southern California, their competitive influence could increase in the future. Such banks have substantially greater lending limits than we have, offer certain services we cannot, and often operate with “economies of scale” that result in lower operating costs than ours on a per loan or per asset basis. In addition to competitive factors impacting our specific market niche, we are affected by more general competitive trends in the banking industry, including intra-state and interstate consolidation, competition from non-bank sources and technological innovations. Many of our competitors have advantages over us in conducting certain businesses and providing certain services, and there can be no assurance that we will be able to compete successfully.

We also compete with other financial institutions such as savings and loan associations, credit unions, thrift and loan companies, mortgage companies, securities brokerage companies and insurance companies located within and without our service area and with quasi-financial institutions such as money market funds for deposits and loans. Financial services like ours are increasingly offered over the Internet on a national and international basis, and we compete with providers of these services as well. Ultimately, competition can drive down our interest margins and reduce our profitability. It also can make it more difficult for us to continue to increase the size of our loan portfolio and deposit base. See “—Competition.”

Trading in our common stock has not been extensive and you may have difficulty selling your shares in the future.

Although Center Financial’s Common Stock has been listed on the Nasdaq National Market since October 29, 2003 (the day after the effective date of the holding company reorganization), trading in our stock has not been extensive and cannot be characterized as active. See “Item 5, Market for Common Equity and Related Shareholder Matters—Trading History.”

We do not expect to pay significant cash dividends in the future.

We believe the most effective use of our capital and earnings is to finance our growth and operations. For this reason, we expect to retain all or the vast majority of our earnings rather than distribute them to shareholders in the form of dividends. Instead, we intend to continue paying annual stock dividends to shareholders. However, we may consider cash distributions in the form of cash dividends to shareholders in the future, although we do not currently expect any such dividends to be significant.

We are a legal entity separate and distinct from our subsidiaries. Substantially all of our revenue and cash flow, including funds available for the payment of dividends and other operating expenses, is dependent upon the payment of dividends to us by our subsidiaries. Dividends payable to us by Center Bank are restricted under California and federal laws and regulation. See “Item 5, Market for Common Equity and Related Shareholder Matters—Dividends.”

We have specific risks associated with Small Business Administration loans.

We realized $1.3 million, $525,000 and $121,000, respectively, in 2002 and in 2001 and 2000, in gains recognized on secondary market sales of our SBA loans. We have sold some of the guaranteed portions of these loans in the secondary market. We can provide no assurance that we will be able to continue originating these loans, or that a secondary market will exist for, or that we will continue to realize premiums upon the sale of, the guaranteed portions of the SBA loans. The federal government presently guarantees 75% to 80% of the principal amount of each qualifying SBA loan. We can provide no assurance that the federal government will maintain the SBA program, or if it does, that such guaranteed portion will remain at its current funding level. Furthermore, we can provide no assurance that we will retain our preferred lender status, which, subject to certain limitations, allows us to approve and fund SBA loans without the necessity of having the loan approved in advance by the SBA, or that if it does, the federal government will not reduce the amount of such loans which we can make. We believe that our SBA loan portfolio does not involve more than a normal risk of collectibility. However, since we have sold some of the guaranteed portions of our SBA loan portfolio, we incur a pro rata credit risk on the non-guaranteed portion of the SBA loans since we share pro rata with the SBA in any recoveries. In the event of default on an SBA loan, our pursuit of remedies against a borrower would be subject to SBA approval, and where the SBA establishes that its loss is attributable to deficiencies in the manner in which the loan application has been prepared and submitted, the SBA may decline to honor its guarantee with respect to our SBA loans or it may seek the recovery of damages from us. The SBA has never declined to honor its guarantees with respect to its SBA loans, although no assurance can be given that the SBA would not attempt to do so in the future. (See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio—Small Business Administration (SBA) Loans.”)

Another economic downturn in South Korea could cause us to incur losses with respect to certain of our loans and credit transactions which expose us to the Korean Economy.

Because a significant portion of our customer base is Korean-American, we have historically had exposure to the Korean economy with respect to certain of our loans and credit transactions. We make three types of credit extensions involving direct exposure to the Korean economy: commercial loans to U.S. affiliates/subsidiaries/branches of companies located in South Korea (“Korean Affiliate Loans”), acceptances with Korean banks, and standby letters of credit issued by Korean banks. We also have indirect exposure to the economies of various Pacific Rim countries because we provide short term trade financing to local import-export businesses in connection with issuing letters of credit to overseas suppliers/sellers, as well as making working capital and other business loans to such businesses, some of which businesses could be hurt by a downturn in the economies of such countries. The Korean economy and its capital markets suffered significant downturns in late 1997 and early 1998, and we had one Korean Affiliate Loan for $2 million that had to be charged-off in 1997 because such customer was directly impacted by the problems in South Korea, since that time the Bank had recovered $1.4 million as of June 30, 2002. This one charge-off in 1997 represented in excess of 42.7% of our total charge-offs in 1997. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Nonperforming Assets, Allowance for Loan Losses and Market Risk/Interest Rate Risk Management.” Since that time, we have been closely monitoring our exposure to the Korean economy and those of other Pacific Rim countries and have taken steps to reduce our exposure and to make sure that our allowance for loan losses is adequate to absorb any losses that might occur if problems were to arise again in South Korea or those other countries. However, another severe downturn in the Korean economy or in the economies of other Pacific Rim countries could cause us to incur significant credit losses.

Our directors and executive officers control a large amount of our stock, and your interests may not always be the same as those of the board and management.

As of January 31, 2003, our directors, executive officers and nominees for director together with their affiliates, beneficially owned approximately 34.0% of our outstanding voting stock (not including vested option shares). As a result, if all of these shareholders were to take a common position, they would be able to significantly affect the election of directors as well as the outcome of most corporate actions requiring shareholder approval, such as the approval of mergers or other business combinations. Such concentration may also have the effect of delaying or preventing a change in control of Center Financial.

In some situations, the interests of our directors and executive officers may be different from yours. However, our Board of Directors and executive officers have a fiduciary duty to act in the best interests of the shareholders, rather than in their own best interests, when considering a proposed business combination or any of these types of matters.

Provisions in our Articles of Incorporation will delay or prevent changes in control of our corporation or our management.

These provisions make it more difficult for another company to acquire us, which could reduce the market price of our common stock and the price that you receive if you sell your shares in the future. These provisions include the following:

•	a requirement that certain business combinations not approved by our Board of Directors receive the approval of two-thirds of the outstanding shares;

•	staggered terms of office for members of the board of directors;

•	the elimination of cumulative voting in the election of directors; and

•	a requirement that our Board of Directors consider the potential social and economic effects on the our employees, depositors, customers and the communities we serve as well as certain other factors, when evaluating a possible tender offer, merger or other acquisition of Center Financial.

We are involved in litigation.

From time to time, we are involved in litigation. If litigation arises against us, we will vigorously enforce and defend our rights. However, some litigation may result in significant expense to us and divert the efforts of our management personnel from their day to day responsibilities. In the event of an adverse result in litigation, we could also be required to pay substantial damages. We are currently a party to a lawsuit entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. We expect to incur substantial legal fees and expenses in connection with this lawsuit. As a result, our defense of this lawsuit, regardless of its eventual outcome, will likely be costly and time consuming. We have insurance against certain types of claims, and while it is possible that a portion of this claim may not ultimately be covered, this determination cannot be made until after the final disposition of the case. If the outcome of this litigation is adverse to us and we are required to pay significant monetary damages, our financial condition and results of operations may have a material adverse effect. For a more detailed discussion of this lawsuit, see “Item 3, Legal Proceedings.”

ITEM 2.	PROPERTIES

Properties

Our headquarters are located at 3435 Wilshire Boulevard, Los Angeles, California 90010. We lease approximately 22,363 square feet of rentable area, which includes a ground floor branch and administrative offices located on the seventh floor of the building. The initial lease term will expire in 2006. We have options to renew the lease for two additional terms of five years each. As of December 31, 2002, the monthly base rent for the facility was $23,280.

As of December 31, 2002, we operated full-service branches at ten leased locations (including the branch described in the previous paragraph). Expiration dates of our leases range from February 2004 to April 2008. Certain properties currently leased have renewal options, which could extend the use of the facility for additional specified terms. The Company operates four LPOs in different states of which only Denver LPO’s rent expense was subsidized by us in 2002. Total subsidized rent expense for this LPO during 2002 was $19,500.

In addition, we own two properties in Los Angeles: our Olympic office at 2222 West Olympic Boulevard and our Western office at 253 N. Western Avenue. Our old facility at 4301 West 3rd Street was sold during the third quarter of 2002 and leased back for approximately 9 months until the new facility is fully renovated for the new branch’s use. We have a branch in both the Western and Olympic offices, and house our SBA department and auto loan departments in our Western office; and our Trade Financing Department and Credit Card Center in our Olympic office. The net book value of the two owned facilities (building and land) as of December 31, 2002, was $6.2 million. In the opinion of Management, all properties are adequately covered by insurance. All of our existing facilities are considered adequate for our present and anticipated future use.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of our business.

On or about March 3, 2003, the Company was served with a complaint filed by Korea Export Insurance Corporation (“KEIC”) in Orange County, California Superior Court, entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. KEIC is seeking to recover alleged losses from a number of parties involved in international trade transactions that gave rise to bills of exchange that were financed by various Korean Banks but not ultimately paid. KEIC is seeking to recover damages of approximately $56 million from the Company based on a claim that the Company, in its capacity as a collecting bank for these bills of exchange, acted negligently in presenting and otherwise handling trade documents for collection. The claims against some of the other parties in the case are based in part on alleged fraudulent concealment. No claim of fraud or fraudulent concealment has been made against the Company. None of the claims against the Company or the other parties has yet been adjudicated, and the litigation is in the preliminary stages of discovery. The Company is in the early stages of investigating the facts and allegations of the complaint and has not yet reached any definitive conclusions regarding the merits of the lawsuit or the extent, if any, of liability that the Company may have. The Company has retained legal counsel and intends to vigorously defend this lawsuit. The Company has not yet answered the complaint filed by KEIC. As a result, our defense of this lawsuit, regardless of its eventual outcome, will likely be costly and time consuming. We have insurance against certain types of claims, and while it is possible that a portion of this claim may not ultimately be covered, this determination cannot be made until after the final disposition of the case. If the outcome of this litigation is adverse to us and we are required to pay significant monetary damages, our financial condition and results of operations may have a material adverse effect.

After taking into consideration information furnished by our counsel as to the current status of these claims or proceedings to which we are a party, Management is of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse affect on our financial condition and results of operations, except for the lawsuit involving KEIC v. Korea Data Systems (USA), Inc., et al.

In addition, although neither is currently pending, the Company has been the subject of two prior regulatory orders, one issued by the Federal Reserve Board and in effect from October 1994 through October 1999, involving a wide variety of matters; and a second order issued by the Federal Deposit Insurance Corporation in effect from November 2001 through April 2002 relating solely to violations of the Bank Secrecy Act and the regulations promulgated pursuant thereto. (See “Item 1, Business—2001 and 1994 Cease and Desist Orders.”)

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The last annual meeting of shareholders of Center Bank prior to the holding company reorganization was held on October 23, 2002. Proxies were solicited by Center Bank’s Management and followed the requirements of Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to Management’s nominees for directorship as listed in the proxy statement/prospectus, and all of such nominees were elected pursuant to the vote of shareholders. All directors were elected to one-year terms. The results of the voting were as follows:

	Authority Given	Abstain	Authority Withheld	Total
Chung Hyun Lee	6,124,036	607	—	6,124,643
David Z. Hong	6,124,036	607	—	6,124,643
Jin Chul Jhung	6,124,036	607	—	6,124,643
Chang Hwi Kim	6,124,036	607	—	6,124,643
Peter Y. S. Kim	6,124,036	607	—	6,124,643
Sang Hoon Kim	6,124,036	607	—	6,124,643
Seon Hong Kim	6,120,706	607	3,330	6,124,643
Monica M. Yoon	6,121,528	607	2,508	6,124,643
Warren A. Mackey	6,124,036	607	—	6,124,643

In addition, the shareholders voted on a proposal to approve the holding company reorganization whereby Center Financial became the holding company for Center Bank and the outstanding shares of Center Bank were exchanged for shares of Center Financial, as described in the Proxy Statement/Prospectus dated September 25, 2002. The results of the voting were as follows:

FOR:	By Proxy	3,732,298	In Person	—	Total	3,732,298
AGAINST:	By Proxy	84,786	In Person	—	Total	84,786
ABSTAIN:	By Proxy	32,418	In Person	—	Total	32,418

The number of shares cast “for” the above-described proposal represented 53.34% of the total number of shares issued and outstanding, and the number of broker non-votes received with respect to this proposal was 2,275,141 or 32.51%.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Trading History

Center Financial’s Common Stock has been listed on the Nasdaq National Market since October 29, 2002 (the day after the completion of the holding company reorganization). Prior to the reorganization, the common stock of Center Bank was traded on the “Over-the-Counter” Bulletin Board, and was not listed on any national stock exchange or with Nasdaq. Trading in our Common Stock has not been extensive and such trades cannot be characterized as amounting to an active trading market. Management is aware of the following securities dealers who are involved in trading of the Company’s stock: Hoefer & Arnett, San Francisco, California; Seidler Companies, Inc., Big Bear Lake, California; and Wedbush Morgan Securities, Portland, Oregon (the “Securities Dealers”).

The information in the following table indicates the high and low “bid” and “asked” quotations and approximate volume of trading for the Company’s1 common stock for the periods indicated, based upon information provided by the Nasdaq Stock Market, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, do not reflect actual transactions and do not include nominal amounts traded directly by shareholders or through other dealers and not through the Securities Dealers.

	Sale Price of the Company’s Common Stock(1)		Approximate Trading Volume	Approximate Number of Transactions
Calendar Quarter Ended	High	Low
March 31, 2001	10.75	9.38	576,600	292
June 30, 2001	16.11	9.00	1,987,900	674
September 30, 2001	12.94	10.85	391,300	205
December 31, 2001	11.00	9.35	1,073,500	165
March 31, 2002	12.85	10.01	186,800	114
June 30, 2002	14.50	11.70	889,100	421
September 30, 2002	13.20	12.50	712,900	230
December 31, 2002	13.60	12.81	746,400	468

(1)	Inasmuch as Center Financial did not acquire the outstanding shares of the Bank until October 2002, the information contained herein for 2001 and part of 2002 is for Center Bank’s stock. As of the effective date of the holding company reorganization (October 28, 2002), each outstanding share of common stock of Center Bank was converted into one outstanding share of common stock of the Center Financial.

Holders

As of December 31, 2002, there were approximately 941 shareholders of record of the common stock.

Dividends

As a banking holding company which currently has no significant assets other than our equity interest in Center Bank, our ability to pay dividends primarily depends upon the dividends we receive from Center Bank. The dividend practice of Center Bank, like our dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by Center Bank’s board of directors at that time.

Shareholders are entitled to receive dividends only when and if declared by our board of directors. We presently intend to retain earnings to increase capital to support growth, even though we are legally able to pay cash dividends. We also intend to follow the same policy of paying annual stock dividends that Center Bank followed prior to the holding company reorganization in October 2002. However, no assurance can be given that we will continue to follow this policy, or that our performance will justify the payment of dividends of any kind.

The following table sets forth information concerning all annual stock dividends paid since 1996:

Year	Stock Dividend	Year	Stock Dividend
2002	11%	1998	11%
2001	13%	1997	11%
2000	13%	1996	7%

Inasmuch as Center Financial did not acquire the outstanding shares of the Bank until October 2002, the information contained herein for 2001 and part of 2002 is for Center Bank’s stock. As of the effective date of the holding company reorganization (October 28, 2002), each outstanding share of common stock of Center Bank was converted into one outstanding share of common stock of the Center Financial.

Center Bank’s ability to pay cash dividends to us is also subject to certain legal limitations. Under California law, banks may declare a cash dividend out of their net profits up to the lesser of retained earnings or the net income for the last three fiscal years (less any distributions made to shareholders during such period), or with the prior written approval of the Commissioner of Financial Institutions, in an amount not exceeding the greatest of (i) the retained earnings of the bank, (ii) the net income of the bank for its last fiscal year, or (iii) the net income of the bank for its current fiscal year. In addition, under federal law, banks are prohibited from paying any dividends if after making such payment they would fail to meet any of the minimum regulatory capital requirements. The federal regulators also have the authority to prohibit banks from engaging in any business practices which are considered to be unsafe or unsound, and in some circumstances the regulators might prohibit the payment of dividends on that basis even though such payments would otherwise be permissible.

Our ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows us to pay dividends to our shareholders if our retained earnings equal at least the amount of the proposed dividend. If we do not have sufficient retained earnings available for the proposed dividend, we may still pay a dividend to our shareholders if we meet two conditions after giving effect to the dividend. Those conditions are generally are as follows: (i) our assets (exclusive of goodwill and deferred charges) would equal at least 1¼ times our liabilities; and (ii) our current assets would equal at least our current liabilities or, if the average of our earnings before taxes on income and before interest expense for two preceding fiscal years was less than the average of our interest expense for such fiscal years, then our current assets must equal at least 1¼ times our current liabilities.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2002, with respect to options outstanding and available under our 1996 Stock Option Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	603,077	$7.71	653,609

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial information concerning the Company,1 which should be read in conjunction with our audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data for as of December 31, 2002 and 2001 and for each of the years in the three year period ended December 31, 2002 is derived from our audited consolidated financial statements and related notes, which are included in this Annual Report. The selected financial data for prior years is derived from our audited financial statements which are not included in this Annual Report. All per share information has been adjusted for stock splits and dividends declared by the Company from time to time. Statistical information below is generally based on average daily amounts.

	As of and For the Years Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except share data)
Statements of Operations:
Interest income	$37,507	$36,123	$32,898	$22,201	$18,217
Interest expense	11,044	13,749	11,697	7,174	6,063

Net interest income before provision for loan losses	26,463	22,374	21,201	15,027	12,154
Provision for loan losses	2,100	1,200	500	804	970

Net interest income after provision for loan losses	24,363	21,174	20,701	14,223	11,184
Noninterest income	13,788	10,686	8,967	8,560	6,896
Noninterest expense	23,345	19,754	15,964	14,573	12,023

Income before income tax expenses	14,806	12,106	13,704	8,210	6,057
Income tax expense	5,459	4,346	5,301	3,068	2,223

Net income	9,347	7,760	8,403	5,142	3,834

Share Data:
Net income per share:
Basic	1.25	1.07	1.16	0.70	0.53
Diluted	1.22	1.04	1.13	0.69	0.52
Weighted average common shares outstanding:(2)
Basic	7,460,999	7,220,390	7,249,506	7,292,887	7,238,732
Diluted	7,673,560	7,427,298	7,460,292	7,465,204	7,399,494
Statements of Financial Condition:
Total assets	$818,624	$586,673	$451,828	$353,581	$271,220
Total investment securities	156,739	109,446	79,464	66,061	79,848
Net loans(3)	521,217	372,044	302,624	230,626	128,522
Total deposits	727,020	525,370	397,492	310,741	236,755
Total shareholders’ equity	65,206	51,390	42,909	35,136	30,566

(1)	Inasmuch as the Company did not acquire the outstanding shares of Center Bank until October 2002, the financial information contained throughout this Annual Report for 2001 and earlier is for Center Bank only. Information for 2002 is for the Company on a consolidated basis unless otherwise stated.
(2)	As adjusted to give retroactive effect to stock splits and dividends.
(3)	Net loans represent total gross loans less the allowance for loan losses, deferred fees, and discount on SBA loans.

	As of and For the Years Ended December 31,
	2002	2001	2000	1999	1998
Performance Ratios:
Return on average assets(1)	1.39%	1.52%	2.14%	1.66%	1.53%
Return on average equity(2)	16.27	16.33	21.53	15.75	13.18
Net interest spread(3)	3.52	3.47	4.23	3.94	3.82
Net interest margin(4)	4.30	4.86	6.04	5.49	5.51
Efficiency ratio(5)	58.00	59.66	52.86	61.78	63.11
Net loans to total deposits at period end	71.69	70.82	76.13	74.22	54.29
Capital Ratios:
Leverage capital ratio:
Consolidated Company	9.48%	n/a	n/a	n/a	n/a
Center Bank	9.45	9.07%	9.87%	10.32%	11.81%
Tier 1 risk-based capital ratio:
Consolidated Company	10.34	n/a	n/a	n/a	n/a
Center Bank	10.31	11.60	13.50	15.13	22.45
Total risk-based capital ratio:
Consolidated Company	11.44	n/a	n/a	n/a	n/a
Center Bank	11.42	12.85	14.76	16.40	23.73
Asset Quality Ratios:
Non-performing loans to total loans(6)	0.46%	0.39%	0.41%	0.60%	3.20%
Non-performing assets to total loans and other real estate owned(7)	0.46	0.56	0.41	0.83	3.39
Net charge-offs to average total loans	0.19	0.68	0.16	(0.44)	0.76
Allowance for loan losses to total gross loans	1.28	1.47	2.14	2.77	3.70
Allowance for loan losses to nonperforming loans	278.42	379.19	520.64	462.69	115.41

(1)	Net income divided by average total assets.
(2)	Net income divided by average shareholders’ equity.
(3)	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
(4)	Represents net interest income as a percentage of average interest-earning assets.
(5)	Represents the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income excluding securities gains and losses.
(6)	Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more and restructured loans.
(7)	Nonperforming assets consist of nonperforming loans and other real estate owned.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS[8]

This discussion presents Management’s analysis of the financial condition and results of operations of the Company9 as of and for each of the years in the three-year period ended December 31, 2002, and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with the financial statements of the Company and the notes related thereto which appear elsewhere in this Form 10-K Annual Report (See Item 8 below). All share and per share information set forth herein has been adjusted to reflect stock splits and dividends declared by the Company from time to time.

Statements contained in this document that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, including the Company’s expectations, intentions, beliefs, or strategies regarding the future. All forward looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to the Company on the date noted, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company’s actual results could materially differ from those in such forward-looking statements. Factors that could cause actual results to differ materially from those in such forward looking statements are fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which the Company conducts its operations.

Critical Accounting Policy

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, Management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company’s allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that Management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in our markets, including economic conditions in Southern California, South Korea and other Pacific Rim countries, and in particular, the state of certain industries. Size and complexity of individual credits in relation to lending officers’ background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodologies. As the Company adds new products, increases the complexity of its loan portfolio, and expands its geographic coverage, it will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented

(8)	Figures throughout this Management’s Discussion and Analysis have been rounded for purposes of simplicity and consistency with the tabular information presented.
(9)	Inasmuch as the Company did not acquire the outstanding shares of Center Bank until October 2002, the financial information contained throughout this Annual Report for 2001 and earlier is for Center Bank only. Information for 2002 is for the Company on a consolidated basis unless otherwise stated.

elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “—Financial Condition—Allowance for Loan Losses.” Although Management believes the level of the allowance as of December 31, 2002 is adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

Overview

Consolidated net income for the year ended December 31, 2002, was $9.3 million, or $1.22 per diluted share compared to $7.8 million or $1.04 per diluted share in 2001 and $8.4 million or $1.13 per diluted share in 2000. Increase in net income was largely attributable to a 33% increase in average earning assets, in spite of the decrease in the net interest margin. This decrease in 2002 was partially offset by interest rate hedge entered into during the years 2002 and 2001 to protect the Company’s asset sensitivity against further declines in interest rates. The increase in net income reflects the growth in the Company’s loans and deposits during 2002 as well as increases in customer service fees and gain on loan sales. Noninterest income increased $3.1 million compared with 2001. These increases partially offset by $3.6 million dollar increase in noninterest expense.

The Company’s annualized return on average equity (“ROE”) was 16.27%, 16.33%, and 21.53% for the years ended December 31, 2002, 2001, and 2000, respectively. Return on average assets (“ROA”) was 1.39%, 1.52%, and 2.14% for the years ended December 31, 2002, 2001, and 2000, respectively. The modest decreases in these ratios in 2002 were due to decrease in net interest margin, and the decreases in 2001 were due to progressive reductions in market rates set by the Federal Reserve Board.

Total assets significantly increased by 40% to $818.6 million, at December 31, 2002 compared to $586.7 million at December 31, 2001. The increase in total assets was primarily due to growth in net loans, investment securities, and short-term investments. The increase in total assets was funded primarily by increases in deposits. Total deposits increased by 38% to $727.0 million at December 31, 2002 compared to $525.4 million at December 31, 2001. This increase was primarily due to opening of the new branches in 2001 and structured business promotion efforts during the year.

The Company’s shareholders’ equity increased 27% to $65.2 million as of December 31, 2002 compared to December 31, 2001. The increase was primarily due to retention of earnings of $9.3 million, stock option exercise of $1.7 million, tax benefit from exercise of options of $1.1 million, and increase of $1.7 million in other comprehensive income, net of taxes. Other comprehensive income is comprised of unrealized gain or loss on available-for-sale investment securities and fair market value of interest rate swaps the Company has entered into for hedging purposes.

Additionally, on October 28, 2002, the Center Financial and Center Bank completed a reorganization into a bank holding company structure. The new structure is intended to provide broader operational capabilities beyond the bank to facilitate efforts to reshape the balance sheet, greater flexibility in terms of operations, expansion and diversification, and improve shareholder value through greater profitability. In connection with the reorganization, the Center Financial commenced trading on the Nasdaq National Market on October 29, 2002, under the trading symbol “CLFC”.

Results of Operations

Net Interest Income

The Company’s earnings depend largely upon its net interest income, which is the difference between the income received from its loan portfolio and other interest-earning assets and the interest paid on deposits and other liabilities. The Company’s net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company’s net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes.

Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the Federal Reserve Board. Interest rates on deposits are affected primarily by rates charged by competitors.

Net interest income was $26.4 million, $22.4 million, and $21.2 million for the years ended December 31, 2002, 2001, and 2000, respectively. The increase in net interest income of $4.2 million, or 18%, in 2002 was principally due to increases in average loans by $101.9 million and in average securities by $30.2 million, offset by an increase in average time deposits by $57.6 million. Progressive reductions in market rates set by the Federal Reserve Board in 2001 and 2002 negatively impacted interest income more than interest expense, as the interest rates on prime rate based loans are reduced immediately, but rates on customer time deposits do not reset until maturity.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume), (ii) changes in interest rates (rate), and (iii) changes in both rate and volume (rate/volume):

	Year Ended December 31, 2002 vs. 2001 Increase (Decrease) Due to Change In				Year Ended December 31, 2001 vs. 2000 Increase (Decrease) Due to Change In
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Earning Assets:
Interest Income:
Loans(1)	$9,119	$(6,179)	$(1,899)	$1,041	$7,596	$(4,361)	$(1,200)	$2,035
Federal funds sold	(131)	(660)	75	(716)	505	(553)	(200)	(248)
Taxable investment securities	1,419	(717)	(225)	477	820	(20)	(3)	797
Tax-advantaged securities(2)	229	(19)	(7)	203	471	13	73	557
Equity stocks	(33)	(11)	6	(38)	(4)	(1)	—	(5)
Money market funds and interest-earning deposit	664	(31)	(216)	417	196	(3)	(104)	89

Total earning assets	11,267	(7,617)	(2,266)	1,384	9,584	(4,925)	(1,434)	3,225

Deposits and Borrowed Funds:
Interest Expense:
Money market and super NOW accounts	924	(511)	(298)	115	399	(556)	(119)	(276)
Savings deposits	292	59	28	379	111	(121)	(21)	(31)
Time deposits	2,937	(5,027)	(1,283)	(3,373)	4,275	(1,273)	(597)	2,405
Other borrowings	177	(1)	(2)	174	(9)	(42)	5	(46)

Total interest-bearing liabilities	4,330	(5,480)	(1,555)	(2,705)	4,776	(1,992)	(732)	2,052

Net interest income	$6,937	$(2,137)	$(711)	$4,089	$4,809	$(2,935)	$(701)	$1,173

(1)	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in loan income were approximately $941,000, $898,000, and $538,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.
(2)	Yield on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Net Interest Margin

Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. The net interest margins for the years ended December 31, 2002, 2001, and 2000 were 4.30%, 4.86%, and 6.04%, respectively. Since the yield on earning assets reacted more instantaneously to the downward trend in interest rates, the lag in the repricing of the Company’s considerable time deposit portfolio has resulted in a contraction of the Company’s net interest margin.

During 2002, the yield on average interest-earning assets decreased to 6.11% or 173 basis points from 7.84% in 2001, as a result of progressive declines of 475 basis points of interest rate in 2001 and another 50 basis points decrease of interest rate in November 2002. The prime rate, to which the majority of the Company’s loans are tied is at its lowest rate in several decades. Similarly, the Company’s overall cost of funds of total interest-bearing liabilities decreased to 2.60% or 177 basis points at December 31, 2002 from 4.37% in 2001. Cost of funds did not decrease as much as the decrease in yield on earning assets because of the lag in the repricing at the lesser degree of interest rate of the Company’s substantial portfolio of time deposits. In addition, the decrease of noninterest-bearing demand deposits, on which the Company relied as considerable funding source, further contributed to decrease in net interest margin during 2002.

Comparing 2001 to 2000, the Company’s net interest margin decreased 118 basis points to 4.86% from 6.04%. The decrease in the net interest margin was primarily due to several progressive declines in interest rates since the beginning of the year. During 2001, the overall yield on earning assets decreased 153 basis points to 7.84% from 9.37% in 2000, while cost of funds decreased 77 basis points to 4.37% from 5.14% in 2000.

The following table shows the Company’s average balances of assets, liabilities and shareholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

Distribution, Rate and Yield Analysis of Net Income

	For the Years Ended December 31,
	2002			2001
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans(1)	$433,628	$30,711	7.08%	$331,685	$29,670	8.95%
Federal funds sold	26,763	431	1.61	30,220	1,147	3.80
Taxable investment securities:
U.S. Treasury	2,191	98	4.47	2,551	120	4.72
U.S. Governmental agencies debt securities	24,737	1,198	4.84	31,594	1,731	5.48
U.S. Governmental agencies mortgage backed securities	64,788	2,986	4.61	30,600	1,745	5.70
U.S. Governmental agencies collateralized mortgage obligations	3,751	215	5.73	9,006	549	6.09
Municipal securities	102	6	5.88	103	6	6.19
Other securities(2)	9,395	482	5.13	5,975	357	5.97

Total taxable investment securities	104,964	4,985	4.75%	79,829	$4,508	5.65
Tax-advantage investment securities:(3)
Municipal securities	5,864	243	6.38	4,549	192	6.49
Others—Government preferred stock	13,179	600	6.27	9,471	448	6.51

Total tax-advantage investment securities	19,043	843	6.30	14,020	640	6.51
Equity Stocks	541	25	4.62	1,118	63	5.63
Money market funds and interest-earning deposits	28,719	512	1.78	3,597	95	2.64

Total interest-earning assets	$613,658	$37,507	6.11%	$460,469	$36,123	7.84%

Non-interest earning assets:
Cash and due from banks	34,322			28,872
Bank premises and equipment, net	9,081			8,062
Other real estate owned	42			194
Customers’ acceptances outstanding	4,148			5,921
Accrued interest receivables	2,956			2,433
Other assets	6,658			4,602

Total noninterest-earning assets	57,207			50,084

Total Assets	$670,865			$510,553

Distribution, Rate and Yield Analysis of Net Income—(Continued)

	For the Years Ended December 31,
	2000
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
	Dollars in thousands)
Assets:
Interest-earning assets:
Loans(1)	$260,172	$27,635	10.62%
Federal funds sold	22,189	1,395	6.29
Taxable investment securities:
U.S. Treasury	5,956	288	4.84
U.S. Governmental agencies debt securities	46,124	2,597	5.63
U.S. Governmental agencies mortgage backed securities	426	28	6.63
U.S. Governmental agencies collateralized mortgage obligations	10,671	672	6.29
Municipal securities	103	6	6.26
Other securities(2)	2,099	119	5.68

Total taxable investment securities	$65,379	3,711	5.68
Tax-advantage investment securities:(3)
Municipal securities	2,102	83	6.07
Others—Government preferred stock	—	—	n/a

Total tax-advantage investment securities	2,102	83	6.07
Equity Stocks	1,179	68	5.78
Money market funds and interest-earning deposits	108	6	5.61

Total interest-earning assets	$351,129	$32,898	9.37%

Non-interest earning assets:
Cash and due from banks	23,777
Bank premises and equipment, net	6,493
Other real estate owned	115
Customers’ acceptances outstanding	5,005
Accrued interest receivables	2,240
Other assets	4,101

Total noninterest-earning assets	41,731

Total Assets	$392,860

(1)	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in loan income were approximately $941,000, $898,000, and $538,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.
(2)	Other securities include U.S. government asset-backed securities, corporate trust preferred securities, and corporate debt securities.
(3)	Yield on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Distribution, Rate and Yield Analysis of Net Income

	For the Years Ended December 31,
	2002			2001			2000
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
	(Dollars in thousands)
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$98,164	$1,693	1.72%	$61,947	$1,579	2.55%	$50,994	$1,856	3.64%
Savings	37,125	995	2.68	25,180	615	2.44	21,484	646	3.00
Time certificates of deposit in:
Denominations of $100,000 or more	203,121	5,894	2.90	151,819	7,879	5.19	101,136	6,038	5.97
Other time certificates of deposit	80,427	2,245	2.79	74,104	3,633	4.90	52,609	3,068	5.83

	418,837	10,827	2.59	313,050	13,706	4.38	226,223	11,608	5.13
Other borrowed funds	6,668	217	3.25	1,307	43	3.28	1,462	89	6.12

Total interest-bearing liabilities	$425,505	$11,044	2.60%	$314,357	$13,749	4.37%	$227,685	$11,697	5.14%

Non-interest-bearing liabilities:
Demand deposits	178,081			137,219			117,395
Other liabilities	9,829			11,447			8,749

Total non-interest bearing liabilities	187,910			148,666			126,143
Shareholders’ equity	57,450			47,529			39,032

Total liabilities and shareholders’ equity	$670,865			$510,552			$392,860

Net interest income		$26,463			$22,373			$21,201

Net interest spread(1)			3.52%			3.47%			4.23%
Net interest margin(2)			4.30%			4.86%			6.04%

Ratio of average interest-earning assets to interest-bearing liabilities			144.22%			146.48%			154.22%

(1)	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

Provision for Loan Losses

For the year ended December 31, 2002, the provision for loan losses was $2.1 million, compared to $1.2 million and $500,000 for 2001 and 2000, respectively. The substantial increase in the provision in 2002 resulted from a combination of the 40% growth in the loan portfolio and $837,000 in net charge-offs during the year, and the substantial increase in the provision in 2001 resulted from a combination of the 22% growth in the loan portfolio during the year, and the high level of charge-offs during the year. In 2001, several loans totaling $3.1 million became worthless and were charged off. After recoveries, net charge-offs were $2.3 million in 2001 compared to $428,000 in 2000. While Management believes that the allowance for loan losses was adequate at December 31, 2002, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio. The procedures for monitoring the adequacy of the Allowance, as well as detailed information concerning the allowance itself, are included below under “—Allowance for Loan Losses.”

Noninterest Income

The Company generates noninterest income primarily from service fees on deposit accounts, fees generated from trade finance activities and the issuance of letters of credit, other transactional fees in connection with remittances, net gains on sale of loans, other loan related service fees, net gains on sales of securities available for sale and other activities.

Noninterest income increased 29% or $3.1 to $13.8 million for the twelve months ended December 31, 2002 compared to $10.7 million for the twelve months ended December 31, 2001, but decreased slightly (less than a tenth of a percent) as a percentage of average earning assets. The primary sources of recurring non-interest income continue to be customer service fee charges on deposit accounts and fees from trade finance transactions. Customer service fees increased by $0.6 million, or 11% from 2001 to 2002, and by $0.8 million, or 18%, from 2000 to 2001. They remained relatively constant as a percentage of nontinterest income from 2000 to 2001, but decreased somewhat as a percentage of noninterest income to 45% for 2002, compared to 52% in 2001. However, the decrease in this percentage in 2002 resulted primarily from unusually high gains on sale of loans and fixed assets in 2002. Excluding gain on sale of loans and fixed assets, the ratios of customer service fees to total non-interest income actually increased to 54% in 2002. The increases in customer service fees in both 2001 and 2002 were mainly due to new branches opened during those years.

Fee income from trade finance transactions still remained the second largest source of our noninterest income, but decreased to $2.8 million in 2002, from $2.9 million and $3.1 million in 2001 and 2000, respectively, due to constant levels of international trade activity by the Company’s customers in the periods under review. Trade finance loans averaged $32.2 million in 2002 compared with $30.9 million and $31.9 million in 2001 and 2000, respectively. This area of the Company’s activities, unlike most others, has not grown in recent years.

The gain on loan sales increased by $1.0 million due to increased SBA loan sales. Additionally, the Company had a gain on the sale of fixed assets of $738,000 during 2002 in which it sold one of its branch facilities in order to relocate the branch to a more desirable site, which did not apply in the same period of 2001.

The remainder of other noninterest income is comprised of various fees and charges charged to customers. These fees rose in line with the increased business activity of the Company in 2002 compared with the prior year. Other income, which is comprised of other charges and fees, safe deposit rent, prepayment penalty charges, among others, were $1.1 million for the twelve months ended December 31, 2002 compared to $475,000 for the twelve months of 2001. This increase was mainly due to prepayment penalty charge of $80,000 and certain recoveries of $100,000. The Company recognized certain recoveries as a result of final settlement with the IRS on reserve previously set aside for a tax lien claim.

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

Noninterest Income

	For the Years Ended December 31,
	2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Customer service fees	$6,147	44.58%	$5,517	51.63%	$4,667	52.05%
Fee income from trade finance transactions	2,819	20.45	2,923	27.35	3,077	34.31
Wire transfer fees	606	4.40	473	4.43	381	4.25
Gain on sale of loans	1,300	9.43	525	4.91	121	1.35
Net gain on sale of securities available for sale	171	1.24	197	1.83	—	—
Gain on sale of fixed assets	738	5.35	—	0.00	—	—
Other loan related service fees	945	6.85	576	5.39	384	4.28
Other income	1,062	7.70	475	4.46	337	3.76

Total noninterest income	$13,788	100.00%	$10,686	100.00%	$8,967	100.00%

As a percentage of average earning assets	2.25%		2.32%		2.54%

Noninterest Expense

Noninterest expense is comprised primarily of compensation and employee benefits; occupancy; furniture, fixture, and equipment; data processing; professional service fees; business promotions and advertising; and other operating expenses. Noninterest expense increased 18% to $23.3 million for the year ended December 31, 2002, compared to $19.7 million and $15.9 million for the years ended December 31, 2001 and 2000, respectively. However, noninterest expense decreased slightly as a percentage of average earning assets in both 2002 and 2001, to 3.8% for 2002, compared to 4.3% and 4.5% for 2001 and 2000, respectively. Approximately $2.0 million of the $3.8 million increase in 2001 resulted from opening five new branches during the year.

The efficiency ratio, defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income, was 58% for the twelve months ended December 31, 2002, compared with 60% and 53% for the same periods ended December 31, 2001 and 2000, respectively. The slight improvement in the efficiency ratio primarily resulted from the increase of operating efficiencies at the five new branches opened during 2001. Increase in net interest income and noninterest income in 2002 also contributed to an improvement in efficiency ratio. As some of the new branches are already passed the break-even point, Management expects the efficiency ratio will continue to improve in 2003 as it has in 2002, assuming net interest income and noninterest income will continue to grow once the branches are in full operation. However, no assurance can be given that this improvement in the efficiency ratio will be achieved.

The largest dollar increase was in compensation and employee benefits, which increased by $1.3 million or 12% to $12.3 million during 2002 compared to $11.0 million in 2001, but decreased slightly from 56% to 53% as a percentage of total noninterest expense. The increase was primarily due to full years’ impact in 2002 from the expansion of the branch network, five offices opening during the second quarter of 2001. Additionally, the impact of incentive compensation as well as normal increases in annual salary for existing employees, further contributed to the increase in compensation and employee benefits during 2002. Compensation and employee benefits increased 17% to $11.0 million during 2001 compared to $9.4 million in 2000, but again decreased slightly from 59% to 56% as a percentage of total noninterest expense. Approximately half of the increase in compensation and employee benefits in 2001 was attributable to increased personnel to staff the new branches; the remainder of the increase was due to salary increases and higher salary costs of certain employees.

Occupancy expense increased by 21% to $1.7 million during 2002 compared to $1.4 million and $947,000 in years 2001 and 2000 respectively, but remained constant at 7% as a percentage of total total noninterest expense. The primary reason for this increase was the full year’s impact of the expansion of the branch network and the relocation of the Company’s headquarter from owned premises to leased premises in Los Angeles during 2001. Furniture, fixture, and equipment expense increased by the $247,000, or 31%, to $1.1 million in 2002 compared to $803,000 and $563,000 in 2001 and 2000, respectively. However, the ratio of furniture, fixture, and equipment expense to total noninterest expense remained steady at about 4%. This increase was mainly due to additional depreciation expense associated with the new branches and the relocation of the Company’s headquarters.

Data processing expenses increased by 22% to $1.7 million for the year ended December 31, 2002, compared to $1.3 million in 2001. This increase was mainly related to an increase in the volume of transactions processed stemming from new business generated by the new branches. The increase in volume of transactions and the impact of new business generated at the new branches also affected data processing expenses for year ended 2001. Data processing expense increased by 46% to $1.3 million for the year ended 2001 compared to $924,000 in 2000.

Professional service fees increased 32% to $1.4 million for the year ended December 31, 2002, compared to $1.0 million in year 2001. The increase was primarily attributable to an increase in legal and accounting fees related to the Securities and Exchange Commission (SEC) holding company registration filing and listing on NASDAQ. Professional services fees rose by 36% to $1.0 million for the year ended 2001, compared to $764,000 for the year ended 2000. The increase was primarily attributable to payment for services rendered in connection with several special projects, including the Company’s merger discussions with other financial institution during the year, which discussions terminated before the execution of any definitive agreements. The Company became a party to a lawsuit in March 2003, and we expect to incur substantial legal fees and expenses in connection with this lawsuit in 2003. (See “Item 3, Legal Proceedings”) Total cost of this lawsuit is difficult to estimate as there is limited information available at this time.

Business promotion and advertising expense increased by 38% to $1.6 million in 2002 as compared to $1.1 million and $968,000 in 2001 and 2000, respectively. The increase resulted from the opening of the new branch locations during 2000 and 2001, and the Company’s greater emphasis on product promotion through increased marketing efforts and loan referral program.

Other operating expense also increased significantly. Other operating expense include correspondent bank charge expense, regulatory assessment expense, loan related expense, director compensation expense, corporate administrative expense, and loss on investment in affordable housing partnerships, which the Company receives federal income tax credits and CRA credits. Other operating expense in 2002 increased 32% to $1.8 million compared to $1.4 million in 2001. This increase was primarily due to increase in corporate administrative expense of $102,000 and $162,000 loss on investment in affordable housing partnerships. For the year ended December 31, 2001, other operating expenses increased 29% to $1.4 million compared to $1.1 million in 2000, primarily from increased costs associated with the opening of five new branch offices in 2001.

The following table sets forth the breakdown of noninterest expense for the periods indicated:

Noninterest Expense

	For the Years Ended December 31,
	2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and benefits	$12,294	52.66%	$10,980	55.58%	$9,405	58.91%
Occupancy	1,739	7.45	1,437	7.28	947	5.93
Furniture, fixture, and equipment	1,050	4.50	803	4.07	563	3.53
Net other real estate owned (income) expense	(98)	(0.42)	(191)	(0.97)	50	0.31
Data processing	1,650	7.07	1,348	6.82	924	5.79
Professional services fees	1,375	5.89	1,040	5.27	764	4.79
Business promotion and advertising	1,553	6.65	1,122	5.68	968	6.06
Stationery and supplies	420	1.80	417	2.11	263	1.65
Telecommunications	455	1.95	449	2.27	271	1.70
Postage and courier service	485	2.08	429	2.17	334	2.09
Security service	576	2.46	524	2.65	395	2.47
Other operating expense	1,846	7.91	1,396	7.07	1,080	6.77

Total noninterest expense	$23,345	100.00%	$19,754	100.00%	$15,964	100.00%

As a percentage of average earning assets		3.80%		4.28%		4.54%
Efficiency ratio		58.00%		59.67%		52.86%

Provision for Income Taxes

Income tax expense is the sum of two components, current tax expense and deferred tax expense. Current tax expense is the result of applying the current tax rate to taxable income. The deferred portion is intended to reflect that income on which taxes are paid differs from financial statement pre-tax income because some items of income and expense are recognized in different years for income tax purposes than in the financial statements.

For the years ended December 31, 2002, 2001, and 2000, the provisions for income taxes were $5.5 million and $4.3 million, and $5.3 million representing effective tax rates of 37% and 36%, and 39%, respectively. The primary reasons for the difference from the statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax favored investments in low income housing and municipal obligations. Additionally, during the current year, California law with respect to the tax treatment of bad debts was changed. As part of this law change, there was a permanent forgiveness of fifty percent of the tax loan loss reserve that existed as of January 1, 2001. The tax impact of this forgiveness was reflected in the current year tax provision however the impact was not material.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax return. The Company’s deferred tax asset was $824,000 as of December 31, 2002, $1.6 million, and $1.8 million as of December 31, 2001, and 2000, respectively. As of December 31, 2002, the Company’s deferred tax asset was primarily due to book reserves for losses on loans partially offset by unrecognized book gains from securities that are available for sale.

Financial Condition

Summary

Total assets increased $232.0 million, or 40%, to $818.6 million as of December 31, 2002 compared to $586.7 million at December 31, 2001. The increase in total assets was mainly due to a $149.2 million growth in net loans and $46.5 million increase in securities available for sale. Loans net of allowance for loan losses, deferred fees, and discount on SBA loans retained, investments, and money market and short-term investments as a percentage of total assets were 64%, 19% and 9% respectively as of December 31, 2002, as compared to 63%, 19% and 9% at December 31, 2001. The increase in total assets was funded by $201.7 million increase in deposits and $17.2 million increase in other borrowed funds. To take the advantage of lower rates in 2002 the Company has borrowed $14.9 million from the Federal Home Loan Bank.

Loan Portfolio

The Company’s loan portfolio represents the largest single portion of invested assets, substantially greater than the investment portfolio or any other asset placement category. The quality and diversification of the Company’s loan portfolio are important considerations when reviewing the Company’s results of operations. The Company offers a range of products designed to meet the credit needs of its borrowers. The Company’s lending activities consist of commercial real estate lending, construction loans, commercial business and trade finance loans, and consumer loans.

As of December 31, 2002, 2001 and 2000, gross loans represented 65%, 65% and 69% of total assets. Comparison of ratios shows a normal cycle, which has generally stabilized showing no significant fluctuations. The Loan Distribution table below reflects the gross and net amounts of loans outstanding as of December 31 for each year from 1998 to 2002.

Loan balances increased by more than 296% or $395.8 million from December 31, 1998 to December 31, 2002. These increases have resulted from the focused lending practices since the current President, Seon Hong Kim, joined the Company in September 1998, with targeted marketing campaigns designed to achieve balanced growth in all principal loan categories, after undergoing aggressive collection efforts and resolving and/or charging off its under performing problem loans.

As of December 31, 2002, no single industry or business category represented more than 10% of the loan portfolio. The Company also monitors the diversification of collateral of the real estate loan portfolio by area, by type of building, and by the type of building usage.

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

Loan Portfolio Composition

	For the Years Ended December 31,
	2002		2001		2000		1999		1998
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$20,669	3.90%	$12,851	3.39%	$1,276	0.41%	$3,605	1.51%	$—	0.00%
Commercial(1)	241,252	45.55	161,670	42.64	114,284	36.84	87,054	36.57	42,475	31.73
Commercial:
Korean Affiliate Loans(2)	11,335	2.14	8,654	2.28	11,226	3.62	9,251	3.89	18	0.01
Other commercial loans	97,205	18.36	87,076	22.97	80,073	25.81	60,778	25.53	35,151	26.26
Trade Finance:(3)
Korean Affiliate Loans	3,038	0.57	1,912	0.50	548	0.18	301	0.13	488	0.36
Other trade finance loans	47,068	8.89	24,918	6.57	34,294	11.05	36,791	15.45	29,473	22.03
SBA(4)	67,489	12.75	46,955	12.38	39,116	12.61	23,178	9.74	19,552	14.61
Other(5)	129	0.01	22	0.01	1,746	0.56	1,751	0.73	1,065	0.80

Consumer	41,463	7.83	35,128	9.26	27,665	8.92	15,357	6.45	5,623	4.20
Total Gross Loans	$529,648	100.00%	$379,186	100.00%	$310,228	100.00%	$238,066	100.00%	$133,845	100.00%

Less:
Allowance for Loan Losses	(6,760)		(5,540)		(6,633)		(6,561)		(4,943)
Deferred Loan Fees	(170)		(463)		(398)		(387)		(105)
Discount on SBA Loans Retained	(1,501)		(1,139)		(574)		(492)		(275)

Total Net Loans	$521,217		$372,044		$302,624		$230,626		$128,522

(1)	Real estate commercial loans are loans secured by first deeds of trust on real estate.
(2)	Consists of loans to U.S. affiliates or branches of Korean companies. (See “Loans Involving Country Risk”)
(3)	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.
(4)	This balance includes SBA loans held for sale of $12,250,000 at the lower of cost or market.
(5)	Consists of transactions in process and overdrafts.

Commercial Real Estate Loans.    Real estate lending involves risks associated with the potential decline in the value of underlying real estate collateral and the cash flow from income producing properties. Declines in real estate values and cash flows can be caused by a number of factors, including adversity in general economic conditions, rising interest rates, changes in tax and other governmental and other policies affecting real estate holdings, environmental conditions, governmental and other use restrictions, development of competitive properties, and increasing vacancy rates. The Company’s dependence increases the risk of loss both in the Company’s loan portfolio and with respect to any other real estate owned when real estate values decline.

The Company offers commercial real estate loans secured by industrial buildings, retail stores, or office buildings, where the property’s repayment source generally comes from tenants or businesses that fully or partially occupy the building. When real estate collateral is owner-occupied, the value of the real estate collateral must be supported by a formal appraisal in accordance with applicable regulations, subject to certain exceptions. The majority of the properties securing these loans are located in Los Angeles and Orange Counties.

The Company has established general underwriting guidelines for commercial property real estate loans requiring a maximum loan-to-value (LTV) ratio of 70%. The Company’s underwriting policies also generally require that the properties securing commercial real estate loans have debt service coverage ratios of at least 1.25:1 for investor-owned property. Additionally, for owner-occupied properties, the Company expects additional debt service capacity from the business itself. As additional security, the Company generally requires personal guarantees when commercial real estate loans are extended to corporations, limited partnerships, and other legal entities.

Commercial real estate loans are in all cases secured by first deeds of trust, generally for terms extending no more than seven years, and are amortized over periods of up to 25 years. The majority of the commercial real estate loans currently being originated contain interest rates tied to the Company’s prime rate that adjusts with changes in the national prime rate. The Company also extends commercial real estate loans with fixed rates.

Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Repayment of such loans may therefore be affected by adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the properties securing the loans. The Company generally obtains loan guarantees from financially capable parties. The Company’s lending personnel inspect substantially all of the properties collateralizing the Company’s real estate loans before such loans are made.

As of December 31, 2002, commercial real estate loans totaled $241.3 million, representing 46% of total loans, compared to $161.7 million or 43% of total loans at December 31, 2001. The increase in the percentage of commercial real estate loans resulted from Management’s efforts to promote this segment of the portfolio, as such loans involve a somewhat lesser degree of risk than certain other loans in the portfolio due to the nature and value of the collateral.

Real Estate Construction Loans.    The Company finances the construction of various projects within the Company’s market area, including motels, industrial buildings, tax-credit low income apartment complexes and single-family residences. The future condition of the local economy could negatively impact the collateral values of such loans.

The Company’s construction loans typically have the following characteristics: (i) maturity of two years or less; (ii) a floating interest rate based on the Company’s Prime rate; (iii) advance of anticipated interest cost during construction; (iv) advance of fees; (v) first lien position on the underlying real estate; (vi) loan to value ratio of 65%; and (vii) recourse against the borrower or guarantor in the event of default.

The Company does not typically commit to making permanent loans on such properties unless the permanent loans are government guaranteed loans. The Company does not participate in joint ventures or make equity investments in connection with its construction lending.

Construction loans involve additional risks compared to loans secured by existing improved real property. These risks include the following: (i) the uncertain value of the project prior to completion; (ii) the inherent uncertainty in estimating construction costs, which is often beyond the control of the borrower; (iii) construction delays and cost overruns; and (iv) the difficulty in accurately evaluating the market value of the completed project.

As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than on the ability of the borrower or guarantor to repay principal and interest. If the Company is forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that the Company will be able to recover all of the unpaid balance of and accrued.

Real estate construction loans totaled $20.7 million and $12.9 million at December 31, 2002 and 2001, respectively. The Company began originating real estate construction loans in 1999; the gradual increase in the percentage of real estate construction loans since then resulted from Management’s efforts to promote this segment of the portfolio as the Company tries to expand the scope of real estate lending and improve the loan yield.

Commercial Business Loans.    The Company offers commercial loans for intermediate and short-term credit. Commercial loans may be unsecured, partially secured or fully secured. The majority of the originations of commercial loans are in Los Angeles County and Orange County, in the state of California. The Company originates commercial business loans to facilitate term working capital and to finance business acquisitions, fixed asset purchases, accounts receivable and inventory financing. These term loans to businesses generally have terms of up to five years, have interest rates tied to the Company’s Prime rate, and may be secured in whole or in part by owner-occupied real estate or time deposits at the Company. For a term loan, the Company typically requires monthly payments of both principal and interests. In addition, the Company grants commercial lines of credit to finance accounts receivable and inventory on a short-term basis, usually one year or less. Short-term business loans are generally intended to finance current transactions and typically provide for principal payments with interest payable monthly. The Company requires a complete re-analysis before considering any extension. The Company finances primarily small and middle market businesses in a wide spectrum of industries. In general, it is the Company’s intent to take collateral whenever possible regardless of the purpose of the loan. Collateral may include liens on inventory, accounts receivable, fixtures and equipment and in some cases leasehold improvements and real estate. As a matter of policy, the Company generally requires all principals of a business to be co-obligors on all loan instruments, and all significant shareholders of corporations to execute a specific debt guaranty. All borrowers must demonstrate the ability to service and repay not only the debt with the Company but also all outstanding business debt, exclusive of collateral, on the basis of historical earnings or reliable projections.

Commercial loans typically involve relatively large loan balances and are generally dependent on the businesses’ cash flows and thus may be subject to adverse conditions in the general economy or in specific industry.

As of December 31, 2002, commercial business loans which include Korean affiliate loans and other commercial loans totaled $108.6 million representing 20% of total gross loans. Commercial business loans totaled $95.7 million at December 31, 2001, representing 25% of total loans. The decrease in the percentage of commercial business loans to total loans resulted from faster growth in other sectors and more emphasis on other types of secured loans, primarily real estate loans.

Trade Finance Loans.    For the purpose of financing overseas transactions, the Company provides short term trade financing to local borrowers in connection with the issuance of letters of credit to overseas suppliers/sellers. In accordance with these letters of credit, the Company extends credit to the borrower by providing assurance to the borrower’s foreign suppliers that payment will be made upon shipment of goods. Upon shipment of goods, and when the foreign suppliers negotiate the letters of credit, the borrower’s inventory is financed by the Company under the approved line of credit facility. The underwriting procedure for this type of credit is the same as for commercial business loans.

As of December 31, 2002, trade finance loans totaled $50.1 million, representing 9% of total loans, compared to $26.8 million or 7% as of December 31, 2001. The increase was mainly due to the increased banker’s acceptances business as a result of new banker’s acceptance credit lines established with several banks in Korea. After an intentional decrease of trade finance loans in past years, the Management cautiously increased trade finance related loans and commitments during 2002, due to (i) improvement in credit rating of Korea as well as those of financial institutions in Korea from credit rating agencies such as Standard & Poors, and (ii) primary increase is in banker’s acceptances, which have lesser risk since they are short-term and banks are source of payments.

Small Business Administration (SBA) Loans.    The Company has offered SBA loans since 1989, providing financing for various purposes for small businesses under guarantee of the Small Business Administration, a federal agency created to provide financial assistance for small businesses. The Company is a Preferred SBA Lender with full loan approval authority on behalf of the SBA. It also participates in the SBA’s Export Working Capital Program (EWCP). SBA loans consist of both real estate and business loans. The SBA guarantees on such loans currently range from 75% to 80% of the principal and accrued interest. Under certain circumstances, the guarantee of principal and interest may be less than 75%. In general, the guaranteed percentage is less than 75% for loans over $1.0 million. The Company typically requires that SBA loans be secured by first or second lien deeds of trust on real property. SBA loans have terms ranging from 7 to 25 years depending on the use of proceeds. To qualify for an SBA loan, a borrower must demonstrate the capacity to service and repay the loan, exclusive of the collateral, on the basis of historical earnings or reliable projections.

At December 31, 2002, 80% of total SBA loans, net of participations sold, were real estate loans secured by deeds of trust on industrial buildings or retail stores. During the years 2002 and 2001, the Company originated $53.9 million, and $48.0 million in SBA loans. During the same years, the Company sold $25.6 million and $23.1 million SBA loans, respectively, and retained the obligation to service the loans for a servicing fee and to maintain customer relations. As of December 31, 2002, the Company was servicing $47.6 million of sold SBA loans, compared to $33.6 million as of December 31, 2001.

Consumer Loans.    Consumer loans, also termed loans to individuals, are extended for a variety of purposes. Most are to finance the purchase of automobiles. Other consumer loans include secured and unsecured personal loans, home equity lines, overdraft protection loans, and unsecured lines of credit. The Company grants a small portfolio of credit card loans, mainly to the owners of its corporate customers. Management assesses the borrower’s ability to repay the debt through a review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. Although creditworthiness of the applicant is of primary importance, the underwriting process also includes a comparison of value of the security, if any, to the proposed loan amount. The Company generally makes these loans in amounts of 80% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraisal for substantially all loans secured by real estate. Most of the Company’s consumer loans are repayable on an installment basis.

Consumer loans are generally unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance, because the collateral is more likely to suffer damage, loss or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, the collection of loans to individuals is dependent on the borrower’s continuing financial stability, and thus is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, various federal and state laws, including federal and state bankruptcy and insolvency laws, often limit the amount which lender can recover on consumer loans. Consumer loans may also give rise to claims and defense by consumer loan borrowers against the lender on these loans, such as the Company, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller or the underlying collateral.

Consumer loans represented 8% of total loans as of December 31, 2002, compared to 9% as of December 31, 2001. Automobile loans are the largest component of consumer loans, representing 78% and 82% of total consumer loans as of December 31, 2002 and 2001.

Off-Balance Sheet Commitments.    As part of its service to its small to medium-sized business customers, the Company from time to time issues formal commitments and lines of credit. These commitments can be either secured or unsecured and 90% are short term less than one year. They may be in the form of revolving lines of credit for seasonal working capital needs. However, these commitments may also take the form of standby letters of credit and commercial letters of credit. Commercial letters of credit facilitate import trade. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

The following tables set forth the amounts for all such obligations as of December 31, 2002:

Other Commercial Commitments

	As of December 31, 2002
	Commitments Expiring Within
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Other commercial commitments:
Loans	$89,696	$6,689	$3,752	$854	$100,991
Standby letters of credit	3,923	355	—	—	4,278
Performance bond	157	26	—	—	183
Commercial letters of credit	13,934	—	—	—	13,934

Total commercial commitments	$107,710	$7,070	$3,752	$854	$119,386

Loans Involving Country Risk

The Company has historically made three types of credit extensions involving direct exposure to the Korean economy: (i) commercial loans to U.S. affiliates or subsidiaries or branches of companies located in South Korea (“Korean Affiliate Loans”), (ii) advances on acceptances by Korean banks, and (iii) loans against standby letters of credit issued by Korean banks. In certain instances, standby letters of credit issued by Korean banks support the loans made to the U.S. affiliates or branches of Korean companies, to which the Company has extended loans. In addition, the Company makes certain loans involving indirect exposure to the economies of South Korea as well as other Pacific Rim countries, as discussed at the end of this section.

The following table sets forth the amounts of outstanding balances in the above three categories for South Korea:

Loans and Commitments Involving Korean Country Risk

	As of December 31,
Category	2002	2001	2000	1999	1998
Commercial loans to U.S. affiliates or branches of Korean companies	$6,953	$10,566	$11,774	$9,551	$507
Unused commitments for loans to U.S. affiliates of Korean companies	13,642	1,748	6,791	3,154	512
Acceptances with Korean Banks	13,213	—	86	4,929	3,963
Standby letters of credit issued by banks in South Korea	10,379	8,160	12,301	8,475	50

Total	$44,187	$20,474	$30,952	$26,109	$5,032

Loans and commitments involving direct exposure to the Korean economy totaled $44.2 million or 7% of total loans and commitments and $20.5 million or 5% of total loans and commitments as of December 31, 2002 and 2001, respectively. The Company’s level of loans and commitments involving such exposure in 2002 has increased as compared to 2001 due to $13.2 million increase in banker’s acceptances outstanding with Korean banks and $11.9 million increase in unused commitments to U.S. affiliates of Korean Companies.

As of December 31, 2002, loans and commitments involving indirect country risk totaled $73.5 million, or 11% of the Company’s total loans and commitments, and loans and commitments involving foreign country risk totaled $30.8 million, or 5% of total loans and commitments. Indirect country risk is defined as the risk associated with U.S. businesses dependent upon foreign countries for business and trade. A significant concentration of both loans and commitments, involving indirect country risk is approximately 44% with borrowers doing business with Korea, the remaining percentages to other foreign countries are small in relation to the total indirect loans involving total foreign country risk. Effects of the Korean economy political risks on the Company’s borrowers indirect borrowing relationships with Korea or the Korean economy have been taken into consideration in the Company’s loan portfolio growth direction. As a result, with the exception of Korea, the Company does not believe it has significant indirect country risk exposure to any other foreign country. The Company limits its risk to export loans by participating in the state and federal agency supported export programs such as the Export Working Capital Program (EWCP) and the California Export Finance Office (CEFO), which guarantee 70 to 90% of the export loans. It is also the Company’s requirement that a majority of export finance loans are supported by Letters of Credit issued by established creditworthy commercial banks. The Company also monitors other foreign countries for economic or political risks to the portfolio. The Company makes import loans to U.S. domestic business entities whose operations would not be directly affected by the economic conditions of foreign countries.

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the maturity distribution and repricing intervals of the Company’s outstanding loans as of December 31, 2002. In addition, the table shows the distribution of such loans between those with floating interest rates and those with fixed interest rates. The table includes nonaccrual loans of $ $2.4 million.

Loan Maturities Schedule

	As of December 31, 2002
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Real Estate:
Construction	$20,669	$—	$—	$20,669
Commercial	5,511	64,477	171,264	241,252
Commercial	67,998	32,457	8,085	108,540
Consumer	2,846	38,617	—	41,463
Trade Finance(1)	50,106	—	—	50,106
SBA	537	1,497	65,455	67,489
Other(2)	129	—	—	129

Total	$147,796	$137,048	$244,804	$529,648

Loans with predetermined (fixed) interest rates	$31,065	$46,975	$23,692	$101,732
Loans with variable (floating) interest rates	$116,731	$90,073	$221,112	$427,916

(1)	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.
(2)	Consists of transactions in process and overdrafts.

Nonperforming Assets

Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due but not on nonaccrual status, loans restructured where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and OREO (Other Real Estate Owned). Management generally places loans on nonaccrual status when they become 90 days past due, unless they are both fully secured and in process of collection. Loans may be restructured by Management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms, where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full. OREO consists of real property acquired through foreclosure or similar means that Management intends to offer for sale.

Management’s classification of a loan as nonaccrual or restructured is an indication that there is reasonable doubt as to the full collectibility of principal or interest on the loan. At this point, the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid. The remaining balance of the loan will be charged-off if the loan deteriorates further due to a borrower’s bankruptcy or similar financial problems, unsuccessful collection efforts or a loss classification by regulators and/or auditors. These loans may or may not be collateralized, but collection efforts are continuously pursued.

There was no OREO outstanding at December 31, 2002. If the Company acquires OREO, it records it at the lower of its carrying value or its fair value less anticipated disposal costs. Any write-down of OREO is charged to earnings. The Company may make loans to potential buyers of OREO to facilitate the sale of OREO. In those cases, all loans made to such buyers must be reviewed under the same guidelines as those used for making customary loans, and must conform to the terms and conditions consistent with the Company’s loan policy. Any deviations from this policy must be specifically noted and reported to the appropriate lending authority. The Company follows Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (SFAS No. 66) when accounting for loans made to facilitate the sale of OREO. In accordance with paragraph 5 of SFAS No.66, profit on real estate sales transactions shall not be recognized by the full accrual method until all of the following criteria are met:

•	A sale is consummated;

•	The buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property;

•	The seller’s receivable is not subject to future subordination; and

•	The seller has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property.

As of December 31, 2002 and 2001, the Company provided loans in the amount of $480,000 and $1.3 million, respectively, to facilitate the sale of OREO resulted in a gain on sale on OREO of $85,000 and $194,000 in 2002 and 2001, respectively.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

Nonperforming Assets

	As of December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
Construction	$—	$—	$—	$—	$—
Commercial	49	91	368	389	2,086
Commercial:
Korean Affiliate Loans	—	80	—	—	—
Other commercial loans	885	491	501	250	607
Consumer	50	118	20	5	25
Trade finance:
Korean Affiliate Loans	—	—	—	—	—
Other trade finance loans	87	5	160	479	—
SBA	1,357	676	74	28	—
Other(1)	—	—	—	—	—

Total	$2,428	$1,461	$1,123	$1,151	$2,718
Loans 90 days or more past due (as to principal or interest) still accruing:
Total	—	—	—	—	—
Restructured loans:(2)
Real estate:
Construction	$—	$—	$—	$—	$—
Commercial	—	—	151	223	1,494
Commercial:
Korean Affiliate Loans	—	—	—	—	—
Other commercial loans	—	—	—	41	68
Consumer	—	—	—	3	3
Trade finance:
Korean Affiliate Loans	—	—	—	—	—
Other trade finance loans	—	—	—	—	—
SBA	—	—	—	—	—
Other(1)	—	—	—	—	—

Total	$—	$—	$151	$267	$1,565

Total nonperforming loans	$2,428	$1,461	$1,274	$1,418	$4,283
Other real estate owned	—	674	—	546	250

Total nonperforming assets	$2,428	$2,135	$1,274	$1,964	$4,533

Nonperforming loans as a percentage of total loans	0.46%	0.39%	0.41%	0.60%	3.21%
Nonperforming assets as a percentage of total loans and other real estate owned	0.46%	0.57%	0.41%	0.83%	3.40%
Allowance for loan losses to nonperforming loans	278.42%	379.19%	520.64%	462.69%	115.41%

(1)	Consists of transactions in process and overdrafts
(2)	A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

In 2002, nonperforming loans increased by $967,000 to $2.4 million or from 0.39% to 0.46% as a percentage of total loans. The increase in nonperforming loans from December 31, 2001 to 2002 was due primarily to one SBA real estate term loan. However, due to the sale in 2002 of $647,000 in OREO which was on the Company’s books as of December 31, 2001, the ratio of nonperforming assets to total nonperforming loans and OREO declined to 0.46% at December 31, 2002 compared to 0.57% as of December 31, 2001. Nonperforming assets amounted to $2.1 million, an increase of $861,000 at December 31, 2001 as compared to $1.3 million in 2000. This increase was primarily due to increase in nonperforming SBA loans. The federal government presently guarantees 75% of the principal amount of each qualifying SBA loan. However, nonperforming loans as a percentage of total loans declined to 0.39% at December 31, 2001 compared to 0.41% as of December 31, 2000. Since 1999 the Company’s nonperforming loans have declined to more acceptable levels and have remained at under 1% of total loans. The high percentage of non-performing assets as of December 31, 1998 was primarily due to the negative performance of several business and commercial real estate loans to businesses in the Southern California business market made prior to the tightening of our underwriting practices in 1998. In September 1998, when the Company’s current President was hired, Management began to implement a new focus on credit quality and an aggressive approach towards the timely identification of problem loans. Specifically, the credit department was restructured with more experienced staff and utilized more sophisticated credit criteria methods: (i) training procedures for lending personnel were enhanced; (ii) the underwriting department was strengthened with experienced and qualified lending professionals; (iii) a new service unit was developed for timely documentation follow-up after loan origination to enhance credit risk management; and (iv) the Special Asset Group, which is responsible for the timely resolution of problem assets and the collection of charged off loans, was strengthened by the addition of more experienced personnel.

The Company evaluates impairment of loans according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Under SFAS No. 114, loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest payments and contractual principal payments. Impaired loans are measured based on the net present value of expected future cash flow discounted at the loans effective interest rate or, as an expedient, at the loans observable market price or the fair value of the collateral, if the loan is collateral dependent, less costs to sell.

At December 31, 2002, 2001 and 2000 the Company had classified $1,777,000, $1,095,000 and $1,123,000 of its loans as impaired with specific reserves of $468,000, $112,000 and $59,000 respectively. At December 31, 2002 and 2001 loans classified as impaired without specific reserves amounted to $809,000 and $1,260,000, respectively. The average recorded investment in impaired loans during the years ended December 31, 2002, 2001, and 2000 was $3,272,000, $4,764,000, and $1,406,000, respectively. Interest income of $351,000, $324,000, and $137,838 was recognized on impaired loans, on cash basis, during the years ended December 31, 2002, 2001, and 2000, respectively.

Allowance for Loan Losses

The allowance for loan losses reflects Management’s judgment of the level of allowance adequate to provide for probable losses inherent in the loan portfolio as of the statement of financial condition date. On a monthly basis, the Company assesses the overall adequacy of the allowance for loan losses, utilizing a disciplined and systematic approach which includes the application of a specific allowance for identified problem loans, a formula allowance for identified graded loans, an allocated allowance for large groups of smaller balance homogenous loans, and an allocated allowance for country risk exposure.

Allowance for Specifically Identified Problem Loans.    A specific allowance is established for impaired loans in accordance with SFAS 114. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The specific allowance is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, the Company measures impairment based on the fair value of the collateral when it’s determined that foreclosure is probable.

Formula Allowance for Identified Graded Loans.    Non-homogenous loans such as commercial real estate, construction, commercial business, trade finance and SBA loans that are not subject to the allowance for specifically identified loans discussed above are reviewed individually and subject to a formula allowance. The formula allowance is calculated by applying loss factors to outstanding Pass, Special Mention, Substandard and Doubtful loans. The evaluation of inherent loss for these loans involves a high degree of uncertainty, subjectivity and judgment because probable loan losses are not identified with a specific loan. In determining the formula allowance, we rely on a mathematical calculation that incorporates a twelve-quarter rolling average of historical losses. In order to reflect the impact of recent events, the twelve-quarter rolling average has been weighted. Loans risk rated Pass, Special Mention and Substandard for the most recent three quarters are adjusted to an annual basis as follows:

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

Allowance for Large Groups of Smaller Balance Homogenous Loans.    The portion of the allowance allocated to large groups of smaller balance homogenous loans is focused on loss experience for the pool rather than on an analysis of individual loans. Large groups of smaller balance homogenous loans consist of consumer loans to individuals. The allowance for groups of performing loans is based on historical losses over a three-year period. In determining the level of allowance for delinquent groups of loans, we classify groups of homogenous loans based on the number of day’s delinquent.

Allowance for Country Risk Exposure.    The allowance for country risk exposure is based on an estimate of probable losses relating to both direct exposure to the Korean economy, and indirect exposure to the economies of various Pacific Rim countries. The exposure is related to trade finance loans made to support export/import business between the U.S. and Korea, Korean Affiliate Loans, and certain loans to local U.S. business that are supported by stand by letters of credit issued by Korean banks. As with the credit rating system, we use a country risk grading system under which risk gradings have been divided into three ranks. To determine the risk grading, the Company evaluates loans to companies with a significant portion of their business reliant upon imports or exports to Pacific Rim countries. The Company then analyzes the degree of dependency on business, suppliers or other business areas dependent upon such countries and applies an individual rating to the credit. The Company provides an allowance for country risk exposure based upon the rating of dependency. Most of the Company’s business customers whose operations are indirectly affected by the economies of such countries in the import or export business. As part of its methodology, the Company assigns one of three rating factors (25, 50 or 75 basis points) to borrowers in these businesses, depending upon the perceived degree of indirect exposure to such economies. The country risk exposure factor reflected in the table below is in addition to the allowance for such loans, which is already reflected, in the formula allowance. This factor takes into account both the direct risk on the loans included in the Loans Involving Country Risk table above, and the loans to import or export businesses involving indirect exposure to the Korean economy or other Pacific Rim countries.

The process of assessing the adequacy of the allowance for loan losses involves judgmental discretion, and eventual losses may therefore differ from even the most recent estimates. Further, the Company’s independent loan review consultants, as well as the Company’s external auditors, the FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of their examination process.

The Company continued to record loss provisions to compensate for both the continued growth on the Company’s loan portfolio and the continued change in the composition of the overall loan portfolio, reflecting a steady shift toward commercial real estate and commercial loans. The allowance for loan losses was $6.8 million, $5.5 million and $6.6 million as of December 31, 2002, 2001 and 2000, respectively. The allowance for loan losses was 1.3% of total loans as of December 31, 2002 compared to 1.5% and 2.1% as of December 31, 2001 and 2000, respectively. Allowance for loan losses to nonperforming loans were 278%, 379% and 521% as of December 31, 2002, 2001, and 2000, respectively. Management thinks the risks in the portfolio are sufficiently lower to reduce both the ratio of the allowance to total loans and the ratio of the allowance to nonperforming loans, since the Company’s mix of loans shifted towards real estate loans secured by first deed of trust and experienced decrease in net charge-offs, partially offset by slight increase in nonaccrual loans. Certain qualitative risk factors used in the reserve analysis were reduced during 2001 and 2002 based on Management’s assessment of the economic environment and the inherent risks in the loan portfolio for these periods. Management believes that the level of allowance for loan losses is adequate to cover the known and probable risks of the nonperforming loans as of December 31, 2002.

The following table sets forth the composition of the allowance for loan losses as of December 31, 2002, 2001, 2000, 1999 and 1998, respectively:

Composition of Allowance for Loan Losses

	As of December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Specific (Impaired loans)(1)	$468	$112	$59	$111	$595
Formula (non-homogeneous)	5,178	4,522	5,481	5,065	3,447
Homogeneous	313	259	254	138	78
Country risk exposure	801	647	839	1,247	823

Total allowance and reserve	$6,760	$5,540	$6,633	$6,561	$4,943

(1)	Starting 2002 the Company allocated the specific reserve on all impaired loans, whereas the Company used to provide specific reserves only for loans with balance of $200,000 or more and allocate formula allowance for the loans with balances less than $200,000.

Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed monthly, Management performs an ongoing assessment of the risks inherent in the portfolio. As of December 31, 2002, Management believed the allowance to be adequate based on its assessment of the estimated and known risks in the portfolio migration analysis of charge-off history which indicated stabilized loss ratios. There has been no need to adjust the risk ratios applied to graded loans. Classified loans stood at $2.7 million as of December 31, 2002 compared to $3.2 million as of December 31, 2001 showing a 16% decline due to improved underwriting standards and timely identification and resolution of problem loans.

Based on the calculation and continued loan recoveries, the level of allowance as of December 31, 2002 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the year. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions or loan losses in the future.

The provision for loan losses in 2002, 2001, and 2000 were $2.1 million, $1.2 million, and $500,000, respectively. The provision for 2002 increased primarily due to loan portfolio growth. Net charge-offs were $837,000 and $2.3 million in 2002 and 2001, respectively. The biggest single charge-off during 2002 was $250,000 related to a high technology manufacturer whose business failed due to the general slowdown in the technology sector in the U.S. Charge-offs in 2002 were significantly less than in 2001 due to greater oversight by the Company in monitoring and addressing delinquent and classified loans. Charge-offs in 2001 were highest among the past 5 years. The biggest single charge-off during 2001 was $747,000, related to a trade finance borrower whose business failed. This loan was in the “other trade finance “ category and the failure of business was not due to the effects of the Korean economy. Other charge offs included two commercial loans, totaling $670,000. Included in the loans charged off during 2001 was a partial charge-off of $90,000 relating to Korean affiliate loan. The remaining balance on this commercial loan of $80,000 was charged off during 2002. No Korean related loans were nonperforming as of December 31, 2002.

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	For the Years Ended December 31,

	2002	2001	2000	1999	1998
	(Dollars in thousands)
Balances:
Average total loans outstanding during period(1)	$439,493	$338,258	$266,765	$184,656	$137,161
Total loans outstanding at end of period(1)	$527,977	$377,584	$309,256	$237,187	$133,465

Allowance for Loan Losses:
Balance before reserve for losses on commitments	$5,540	$6,590	$6,500	$4,876	$4,987
Reserve for losses on commitments to extend credit(2)	$(43)	$43	$61	$67	$26
Balance at beginning of period	$5,497	$6,633	$6,561	$4,943	$5,013
Charge-offs:
Real estate:
Construction	—	—	—	—	—
Commercial	—	334	—	—	356
Commercial:
Korean Affiliate Loans	80	90	—	—	—
Other commercial loans	1,243	1,398	323	238	770
Consumer	227	70	27	59	205
Trade Finance:
Korean Affiliate Loans	—	—	—	—	—
Other trade finance loans	29	747	906	157	251
SBA	75	435	40	1	94
Other	—	—	—	—	—

Total charge-offs	1,654	3,074	1,296	455	1,676
Recoveries:
Real Estate:
Construction	—	—	—	—	—
Commercial	10	243	3	186	241
Commercial:
Korean Affiliate Loans	327	277	345	493	216
Other commercial loans	367	196	299	314	157
Consumer	5	4	88	10	—
Trade finance:
Korean Affiliate Loans	—	—	—	—	—
Other trade finance loans	68	37	110	146	—
SBA	40	24	23	120	21
Other		—	—	—	—
Total recoveries	817	781	868	1,269	635
Net loan charge-offs and (recoveries)	837	2,293	428	(814)	1,041
Provision for loan losses	2,100	1,200	500	804	971

Balance at end of period	$6,760	$5,540	$6,633	$6,561	$4,943

Ratios:
Net loan charge-offs to average total loan	0.19%	0.68%	0.16%	(0.44)%	0.76%
Provision for loan losses to average total loans	0.48	0.35	0.19	0.44	0.71
Allowance for loan losses to gross loans at end of period	1.28	1.47	2.14	2.77	3.70
Allowance for loan losses to total nonperforming loans	278.42	379.19	520.64	462.69	115.41
Net loan charge-offs to allowance for loan losses at end of period	12.38	41.39	6.45	(12.41)	21.06
Net loan charge-offs to provision for loan losses	39.86%	191.08%	85.60%	(101.24)%	107.21%

(1)	Total loans are net of deferred loan fees and discount on SBA loans sold.
(2)

The reserve for losses on commitments to extend credit and letters of credit is primarily related to lines of credit. The Company evaluates credit risk associated with the loan portfolio at the same time it evaluates credit risk associated with commitments to extend credit and letters of credits. However, as of December 31,

2002, the reserve necessary for the commitments is reported separately in other liabilities in the accompanying statements of financial condition, and not as part of the allowance for loan losses, as presented above.

Allocation of Allowance for Loan Losses

The largest increase of allocated allowance was for real estate commercial loans, increase of $499,000 or 23% to $2.7 million during 2002 compared to $2.2 million in 2001. The increase in the allocated allowance for 2002 was primarily due to increase in loan volume. Because of the nature of loan type secured by real estate and evidenced by historically low charge-off experience ratio, real estate commercial loans required lower reserve requirement. 39% of total allowance was allocated for real estate commercial loans, while the proportion of real estate commercial loans to the total loan portfolio was 46%.

The allocated allowance for construction loans increased $256,000 or 154% to $422,000 at December 31, 2002 compared to $166,000 as of December 31, 2001, primarily due to growth in volume relating to the origination of construction loans. Construction loans increased by $7.8 million or 61% during 2002 as compared to 2001.

The allocated allowance for other trade finance loans increased $202,000 or 52% to $591,000 during 2002 compared to $389,000 as of December 31, 2001, as a result of an increase in volume of banker’s acceptances. The increase of banker’with investment grade Korean banks and the Korean government backed National Federation of Fisheries. Banker’s acceptances rely upon repayment at maturity by the accepting bank. Credit exposure related to banker’s acceptances is limited to the underlying strength of the accepting bank. However, the Company increased the allocated allowance for trade finance due to higher historical charge-off ratio.

At December 31, 2002, the Company allocated 25% of total allowance to other commercial loans, in spite of the ratio of other commercial loans to total loans was 18%, because the Company experienced the highest losses from the type of the loans.

The Company has not substantively changed any aspect of its overall approach in the determination of its allocation of allowance for loan losses in the periods discussed above. There have been no material changes in assumptions or estimation techniques in the periods discussed above that affected the determination of the current year allowances.

The following table provides a breakdown of the allowance for loan losses by category as of the dates indicated:

Allocation of Allowance for Loan Losses

	As of December 31,
	2002		2001		2000		1999		1998
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
Balance at End of Period:
Real Estate:
Construction	$422	3.90%	$166	3.39%	$25	0.41%	$90	1.51%	$—	0.00%
Commercial	2,655	45.55	2,156	42.64	2,416	36.84	2,319	36.57	1,903	31.73
Commercial:
Korean Affiliate Loans	129	2.14	98	2.28	105	3.62	4	3.89	35	0.01
Other commercial loans	1,717	18.36	1,647	22.97	1,962	25.81	1,876	25.53	1,288	26.26
Consumer	449	7.83	457	9.26	534	8.92	336	6.45	192	4.20
Trade Finance:
Korean Affiliate Loans		0.57	—	0.50	—	0.18	—	0.13	—	0.36
Other commercial loans	591	8.89	389	6.58	819	11.05	1,343	15.45	944	22.03
SBA	797	12.75	627	12.38	772	12.61	593	9.74	581	14.61
Other	—	0.02	—	0.01	—	0.56	—	0.73	—	0.80

Total	$6,760	100.00%	$5,540	100.00%	$6,633	100.00%	$6,561	100.00%	$4,943	100.00%

Investment Portfolio

The Company’s investment securities portfolio are classified into two categories: Held-to-Maturity or Available-for-Sale. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115) also provides for a trading portfolio classification but the Company had no investment securities, in this category for any of the reported periods. The Company classifies securities that it has the ability and intent to hold to maturity as held-to-maturity securities, to be sold only in the event of concerns with an issuer’s credit worthiness, a change in tax law that eliminates their tax-exempt status or other infrequent situations as permitted by SFAS No. 115. All other securities are classified as available-for-sale. The securities classified as held-to-maturity are presented net of amortized cost and available for sales securities are carried at their estimated fair values.

As of December 31, 2002, investment securities totaled $156.7 million or 19% of total assets, as compared to $109.4 million or 19% of total assets as of December 31, 2001. The overall investment portfolio composition ratio of available-for-sale and held-to-maturity securities was 90% and 10% as of December 31, 2002, compared to 86% and 14% as of December 31, 2001, respectively.

As of December 31, 2002, investment securities available-for-sale totaled $141.0 million, compared to $94.5 million in December 31, 2001. This increase was primarily due to $13.8 million increase in short maturity government agency securities of 2-3 years with one time call option by the issuer to enhance investment yield and $19.4 million in mortgage-backed securities to provide consistent cash flow. In addition, the Company purchased $11.0 million of trust preferred securities in order to diversify the portfolio composition and to enhance overall investment yield. The trust preferred securities have neither significant price volatility nor significant credit risk due to their floating rate, no interest cap features, and a high credit rating of A1/A+. The securities also provide a call option in 5 years. At December 31, 2002, the securities available-for-sale had an unrealized net gain of $1.3 million, comprised of $1.7 million of unrealized gains and $356,000 of unrealized losses. At December 31, 2001, the securities available-for-sale had an unrealized net gain of $207,000 comprised of $786,000 of unrealized gains and $579,000 of unrealized losses.

For the year ended December 31, 2002, the taxable equivalent yield on the average investment portfolio declined 79 basis points to 4.99% from 5.78% for the last year. The decline in yield resulted from replacing securities at a current low market rate. Total securities purchased and total securities matured/sold/called for 2002 were $99.8 and $21.1 million, respectively. During 2001, the 109% increase in available-for-sale securities and the 57% decrease in held to maturity securities resulted from Management’s decision to replace called agency securities classified as held-to-maturity with mortgage-backed securities designated as available-for-sale, to provide a more consistent stream of cash flows associated with the prepayments on the mortgage-backed securities. During 2001, $40.5 million in agency securities were called and $86.1 million in available-for-sale securities were purchased.

The Company has a sizeable investment in residential mortgage-backed securities to enhance the yield of the portfolio, consisting of pass-through certificates issued by GNMA, FHLMC, FNMA, and FHLB. As of December 31, 2002, the carrying value of mortgage-backed securities totaled $78.4 million, or 10% of total assets, and consisted of $17.1 million, $27.9 million $30.2 million and $2.9 million of such securities issued by GNMA, FHLMC, FNMA, and FHLB, respectively. Mortgage-backed securities with a total carrying value of $45.1 million, or 29% of the total portfolio, had adjustable interest rates as of December 31, 2002.

U.S. Government agencies, U.S. Treasury, and mortgage-backed securities with a total carrying value of $38.1 million and $24.4 million, respectively, were pledged to secure a deposit from the State of California, borrowing lines, and interest rate swap agreements, or were pledged for other purposes as required and permitted by law as of December 31, 2002 and December 31, 2001. Except securities issued by the U.S. government and its agencies, there was no investment in any securities from one issuer that exceeded 10% of shareholders’ equity as of December 31, 2002 and 2001.

The following table summarizes the amortized cost, fair value, and distribution of the Company’s investment securities as of the dates indicated:

Investment Portfolio

	As of December 31,
	2002		2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury securities	$2,088	$2,225	$2,125	$2,170
U.S. Government agencies asset-backed securities	34	34	53	54
U.S. Government agencies securities	22,611	23,034	8,984	9,209
U.S. Government agencies mortgage-backed securities	77,679	78,415	58,312	58,318
U.S. Government agencies collateralized mortgage obligation	6,097	6,148	4,617	4,692
Government agencies preferred stock	13,623	13,524	13,676	13,448
Corporate trust preferred securities	11,000	10,890	—	—
Corporate debt securities	6,527	6,728	6,546	6,629

Total available for sale	$139,659	$140,998	$94,313	$94,520

Held to Maturity:
U.S. Government agencies securities	$9,000	$9,305	$9,000	$9,311
U.S. Government agencies mortgage-backed securities	419	430	422	416
Municipal securities	6,322	6,554	5,504	5,497

Total held to maturity	$15,741	$16,289	$14,926	$15,224

Total investment securities	$155,400	$157,287	$109,239	$109,744

The following table summarizes, as of December 31, 2002, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale (Fair Value):
U.S. Treasury securities	$—	0.00%	$2,225	4.72%	$—	0.00%	$—	0.00%	$2,225	4.72%
U.S. Government agencies asset-backed securities	—	0.00	34	3.58	—	0.00	—	0.00	34	3.58
U.S. Government agencies securities	1,034	5.38	22,000	3.68	—	0.00	—	0.00	23,034	3.76
U.S. Government agencies mortgage-backed securities	—	0.00	4,250	3.59	17,780	4.68	56,385	4.16	78,415	4.29
U.S. Government agencies collateralized mortgage obligations	834	5.75	0	0.00	—	0.00	5,314	4.44	6,148	4.62
Government agencies preferred stock	3,000	4.73	10,524	3.89	—	0.00	—	—	13,524	3.64
Corporate trust preferred securities	—	0.00	—	0.00	—	0.00	10,890	3.64	10,890	4.07
Corporate debt securities	1,012	5.35	5,716	5.46	—	0.00	—	0.00	6,728	5.45

Total available for sale securities	$5,880	5.10	$44,749	4.00	$17,780	4.68	$72,589	4.11	$140,998	4.19

Held to Maturity (Amortized Cost):
U.S. Government agency securities	8,000	5.41	1,000	6.02	—	0.00	—	0.00	9,000	5.48
U.S. Government agencies mortgage-backed securities	—	0.00	—	0.00	—	0.00	419	7.58	419	7.58
Municipal securities	207	3.55	1,583	3.99	4,181	4.20	351	3.99	6,322	4.11

Total held to maturity	$8,207	5.36	$2,583	4.77	$4,181	4.20	$770	5.94	$15,741	4.99

Total investment securities	$14,087	5.25%	$47,332	4.04%	$21,961	4.59%	$73,359	4.13%	$156,739	4.27%

Interest Earning Short-Term Investments

The Company invests its short-term excess available funds in overnight Fed Funds and money market fund. As of December 31, 2002 and 2001, the amounts invested in overnight Fed Funds were $35.5 million, and $33.0 million, respectively. On the same date, the amounts invested in money market funds were $40.0 million and $20.0 million, respectively. The investment in Fed Funds averaged $26.8 million for the year ended

December 31, 2002, and $30.2 million for December 31, 2001. Interest earned on these funds averaged 1.61% for the twelve months of 2002, and 3.80% in 2001, respectively. The average investments in money market funds were $28.7 million at the average yield of 1.78% during 2002 and $3.6 million at 2.64% in 2001. In November 2001, the Company started to invest excess funds in a money market fund, which are available for withdrawal the next day.

Other Investments

The Company invested in the Federal Home Loan Bank (FHLB) and Pacific Coast Banker’s Bank stocks totaling $817,000 as of December 31, 2002 and $161,500 to FHLB stock as of December 31, 2001, respectively, in order to utilize a borrowing facility when needed. The Company purchased $595,000 of additional shares of FHLB stock during 2002 due to FHLB’s minimum capital stock requirement for its member banks based on the member’s December 31 regulatory financial data and on current advances outstanding. In 2001, the Company sold its investment in Federal Reserve Bank stock, after the Company converted its status as a member bank under the supervision of the Federal Reserve to become a non-member bank under the supervision of the Federal Deposit Insurance Corporation.

Other investments, totaling $3.0 million and $2.7 million as of December 31, 2002 and 2001, are comprised of limited partnership interests owned by the Company in projects of affordable housing for lower income tenants. Investments in such projects enable the Company to obtain a CRA credit and federal and state income tax credits, as previously discussed in “Provision for Income Taxes.” During the year ended December 31, 2002, the Company committed an additional $2.0 million for a similar project for Community Reinvestment Act investment, but funded only $500,000.

Non-Earning Assets

Cash on hand and balances due from correspondent banks represent the largest component of the Company’s noninterest earning assets. At December 31, 2002, cash on hand and balances due from correspondent banks represented 5% of total assets and remained unchanged from previous year. The outstanding balance of cash and due from banks was $38.9 million and $28.8 million as of December 31, 2002 and 2001, respectively. The ratio of average cash and due from banks to average total assets was 5%, and 6%, for the years ended December 31, 2002 and 2001, respectively. The Company maintained balances at correspondent banks to cover daily in-clearings and other activities. At December 31, 2002, reserve requirement with the Federal Reserve Bank was $2.3 million.

Another component of non-earning assets are Premises and Equipment, which are stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related leases, or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense was $1.1 million in 2002 as compared to $885,000 in 2001. The net book value of the Company’s premises and equipment totaled $10.0 million and increased by $1.1 million in 2002 compared to $8.9 million in 2001. This increase was mainly due to relocation of one of branch office to a better site with higher market value.

Other assets increased by $2.6 million to $4.2 million as of December 31, 2002 compared to $1.5 million at December 31, 2001. The increase principally reflects the matured but unsettled securities, servicing assets, and fair value of interest rate swap in the amounts of $116,000, $367,000, and $1.5 million, respectively.

Deposits

The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. Net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost core deposits, namely non-interest-bearing demand, NOW accounts, savings accounts and money market deposit accounts. Liquidity is impacted by the volatility of deposits or other funding instruments, or in other words their propensity to leave the institution for rate-related or other reasons. Potentially, the most volatile deposits in a financial institution are large certificates of deposits, which generally means time deposits with balances exceeding $100,000. Because these deposits (particularly when considered together with a customer’s other specific deposits) may exceed FDIC insurance limits, depositors may select shorter maturities to offset perceived risk elements associated with deposits over $100,000.

The Company offers wide variety of retail deposit account products to both consumer and commercial deposit customers. Time deposits, which are the Company’s highest cost deposits, consisting primarily of retail fixed-rate certificate of deposit, comprised 42% and 47% of the deposit portfolio at December 31, 2002 and 2001, respectively. The ratio of noninterest-bearing deposits to total deposits was 28% and 32% for the years ended December 31, 2002, and 2001, respectively. The ratio of noninterest-bearing deposits to total deposits has gradually decreased during these periods, due to severe competition with other peer group banks, as well as investment companies. All other deposits, which include interest-bearing checking accounts (NOW), savings and money market accounts, accounted for the remaining 29% and 21% of the deposit portfolio at December 31, 2002 and 2001, respectively. The change in deposit mix was due to the proportional increase of money market and NOW accounts to 23% of total deposits at December 31, 2002, compared to 15% as of December 31, 2001. The increase of money market and NOW account was largely due to new corporate money market accounts opened in later part of the 2002.

Deposits totaled $727.0 million at December 31, 2002 as compared to $525.4 million as of December 31, 2001 reflecting an increase of $201.7 million or 38% for the twelve months of 2002. Growths in deposits were largely attributable to the expansion of the branch network and the continued promotion efforts of the deposit products. Deposits gathered from five new branches opened in 2001 were $149.2 million from its inception. The increase in deposits has at least in part been the result of a “return back to safety net, bank CD”, as the economy in general and equity markets in particular have engendered uncertainty. However, customers appear to value liquidity over yield and primarily remain in less than 6 months maturity when they open CDs.

The Company can deter, to some extent using wholesale funding sources, the rate hunting customers who demand high rate CDs because of local market competition. Total brokered CDs were $13.6 million as of December 31, 2002, with the maturities ranging from six to 36 months. There was no brokered deposit in 2001.

In addition, the Company maintained a 10.0 million time certificate of deposit with the State of California as of December 31, 2002 and December 31, 2001, respectively. The deposit has been renewed every 3 to 6 months. The cost of the deposit was 1.96% and 2.40% as of December 31, 2002 and 2001, respectively.

Time deposits of $100,000 or more totaled $219.1 million, accounting for 30% of the deposit portfolio at December 31, 2002. These accounts, consisting primarily of consumers, brokered deposits and deposit with California State, had a weighted average interest rate of 2.64% at December 31, 2002. The following table provides the remaining maturities of the Company’s time deposits in denominations of $100,000 or greater as of December 31, 2002:

Maturity of Time Deposits of $100,000 or More

December 31, 2002
(Dollars in thousands)

Three months or less	$100,972
Over three months through six months	$72,117
Over six months through twelve months	$41,608
Over twelve months	$4,388

Total	$219,085

The Company’s average deposit cost decreased to 2.59% during 2002, compared to 4.38% in 2001. The significant decline in market rates, due to progressive decreases in short term rates set by the Federal Reserve Board during 2001 and 2002, caused the average rates paid on deposits and other liabilities to decline.

Information concerning the average balance and average rates paid on deposits by deposit type for the past fiscal years is contained in the Distribution, Rate, and Yield table in the previous section entitled “Results of Operations—Net Interest Margin.”

Other Borrowed Funds

The Company borrows funds from the Federal Home Loan Bank and Treasury, Tax, and Loan Investment Program, which is administered by the Federal Reserve Bank. Borrowed fund totaled to $17.6 million in December 31, 2002 as compared to $324,000, in 2001. Interest expense on total borrowed funds was $217,000 in 2002 and $43,000 in 2001, reflecting average interest rates of 3.25% and 3.28%, respectively.

The U.S. economy is currently under a low interest rate environment, and the Management sees some merit in wholesale funding sources, to extend liability duration at reasonable costs, utilizing medium to long term brokered deposits and Federal Home Loan Bank advances. Using wholesale funding sources, the Company can also protect its net interest margin going forward in the event that interest rates begin to rise. As of December 31, 2002, the Company borrowed $14.9 million from the Federal Home Loan Bank of San Francisco with note terms from 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at the predetermined schedules over the life of notes. The Company has pledged government agencies and mortgage-backed securities with a total carrying value of $17.0 million at December 31, 2002. Total interest expense on the notes was $198,000 for the year ended December 31, 2002. No borrowing from FHLB was outstanding at December 31, 2002.

Borrowings obtained from the Treasury, Tax, and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $3.2 million at December 31, 2002 and $3.5 million at December 31, 2001, as collateral to participate in the program. The borrowed amounts outstanding at December 31, 2002 and 2001, which include Treasury Tax and Loan and notes issued to U.S. Treasury, were $2.2 million and $116,000, respectively. Interest expense on notes was $20,000 and $43,000 for the years ended December 31, 2002 and 2001, reflecting average interest rates of 1.67% and 3.88%, respectively.

Impact of Inflation

The primary impact of inflation on the Company is its effect on interest rates. Our primary source of income is net interest income, which is affected by changes in interest rates. We attempt to limit the impact of inflation on our net interest margin through management of rate-sensitive assets and liabilities and the analysis of interest rate sensitivity. The effect of inflation on premises and equipment as well as non-interest expenses has not been significant for the periods covered in this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

Market Risk/Asset Liability Management

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

Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. The Company actively monitors its assets and liabilities to mitigate risks associated with interest rate movements. In general, the Management’s strategy is to match asset and liability balances within maturity categories to limit the Company’s exposure to earnings fluctuations and variations in the value of assets and liabilities as interest rates change over time. The Company’s strategy for asset and liability management is formulated and monitored by the Company’s Asset/Liability Management Board Committee. This Board Committee is composed of four outside directors and the President. The Chief Financial Officer serves as a secretary of the Committee. The Board Committee meets quarterly to review and adopt recommendations of the Management Committee.

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

In order to monitor and manage interest rate risk, Management utilizes quarterly gap analysis and quarterly simulation modeling as a tool to determine the sensitivity of net interest income and economic value sensitivity of the statements of financial condition. These techniques are complementary and both are used to provide a more accurate measurement of interest rate risk.

Gap analysis measures the repricing mismatches between assets and liabilities. The interest rate sensitivity gap is determined by subtracting the amount of liabilities from the amount of assets that reprice during a particular time interval. A liability sensitive position results when more liabilities than assets reprice or mature within a given period. Conversely, an asset sensitive position results when more assets than liabilities reprice within a given period. As of December 31, 2002, the Company was asset sensitive with a positive one-year gap of $93.8 million or 11.5% of total assets and 12.3% of earning assets. As the Company’s assets tend to reprice more frequently than its liabilities over a one-year horizon, the Company will realize higher net interest income in a rising rate environment and lower net interest income in a falling rate environment.

The following table sets forth the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2002 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis

	As of December 31, 2002 Amounts Subject to Repricing Within
	0-3 Months	3-12 Months	1-5 Years	After 5 Years	Non Sensitive	Total
	(Dollars in thousands)
Assets:
Cash					$38,877	$38,877
Federal fund sold	$35,500					35,500
Money market funds and interest-bearing deposits in other	40,000					40,000
Investment securities	33,882	$66,016	$50,843	$2,546	3,452	156,739
FHLB and other equity bank stock			817			817
Loans	437,966	44,602	41,774	1,632	2,003	527,977
Loan loss reserve					(6,760)	(6,760)
Other assets	—	—	—	—	25,474	25,474

Total assets	$547,348	$110,618	$93,434	$4,178	$63,046	$818,624

Liabilities:
Deposits:
Demand deposit	$103,546	$—	$103,546	$—	$—	$207,092
Interest-bearing:
Savings deposits	—	—	36,326	9,082		45,408
Time deposits of $100,000 or more	101,945	112,883	4,257	—		219,085
Other time deposit	37,927	46,655	2,291	—		86,873
Money market and NOW accounts	88,315	—	64,197	16,050		168,562
Accrued interest payable					2,576	2,576
Acceptances outstanding					4,257	4,257
Other borrowed funds	2,725	5,188	7,143	2,509		17,565
Other liabilities	—	—	—	—	2,000	2,000

Total liabilities	$334,458	$164,726	$217,760	$27,641	$8,833	$753,418

Shareholders’ equity	—	—	—	—	65,206	65,206

Total liabilities & shareholders’ equity	$334,458	$164,726	$217,760	$27,641	$74,039	$818,624

Interest rate swap	(85,000)	20,000	65,000
Period repricing gap	127,890	(34,108)	(59,326)	(23,463)
Cumulative repricing gap	127,890	93,782	34,456	10,993
as % of total Assets	15.62%	11.46%	4.21%	1.34%
as % of earning assets	16.81%	12.33%	4.53%	1.45%

Although the interest rate sensitivity gap analysis is a useful measurement tool and contributes to effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that  measure. As a result, the Asset/Liability Management Committee also uses simulation modeling on a quarterly basis as a tool to measure the sensitivity of earnings and net portfolio value (“NPV”) to interest rate changes. NPV is defined as the net present value of an institution’s existing assets, minus the present value of liabilities and off-balance sheet instruments. The simulation model captures all assets, liabilities, and off-balance sheet financial instruments, such as the interest rate swaps, and other significant variables considered to be affected by interest rates. These other significant variables include prepayment speeds on mortgage-backed securities, cash flows on loans and deposits, principal amortization, call options on investment securities purchased, statements of financial condition growth assumptions, and changes in interest rate relationships as various rate indices react differently to market rates. The simulation measures the volatility of net interest income and NPV under immediate rising or falling market rate scenarios in 100-basis-point increments up to 300 basis points.

The following table sets forth, as of December 31, 2002, the estimated impact of changes on the Company’s net interest income over a twelve-month period and NPV, assuming a parallel shift of 100 to 300 basis points in both directions.

Change (In Basis Points)	Net Interest Income (Next twelve months)	% Change	Net Portfolio Value (NPV)	% Change
(Dollars in thousands)
+300	$33,246	12.29%	$63,106	–13.43%
+200	$31,094	5.02%	$67,595	–7.27%
+100	$30,155	1.85%	$71,544	–1.85%
Level	$29,607	0.00%	$72,896	0.00%
–100	$28,287	–4.46%	$75,797	3.98%
–200	$26,741	–9.68%	$78,440	7.61%
–300	$23,611	–20.25%	$80,298	10.15%

As previously indicated, net income increases (decreases) as market interest rates rise (fall), since the Company is asset sensitive. The NPV decreases (increases), as the rate rises (falls), since the NPV has a negative convexity (reverse relationship) with the discount rate. As above table indicates, 300 basis points drop in rates impacts net interest income by $6.0 million or 20% decrease, whereas rate increase of 300 basis points impacts net interest income by only $3.4 million or 12% increase. Since average cost on interest-bearing liabilities was 2.6% at December 31,2002, the effect of 300 basis points drop in rates on interest-bearing liabilities is protected even without a floor, but there may be almost full 300 basis points drop in the yield of interest-earning assets.

All interest-earning assets and interest-bearing liabilities and related derivative contracts are included in the rate sensitivity analysis at December 31, 2002. At December 31, 2002, the Company’s estimated changes in net interest income and NPV was within the ranges established by the Board of Directors.

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

Derivatives

The Company’s historical strategies in protecting both net interest income and the economic value of equity from significant movements in interest rates have involved using various methods of assessing existing and future interest rate risk exposure and diversifying and restructuring its investment portfolio accordingly. The Company may use off-balance sheet instruments, such as interest rate swaps, as part of its overall goal of minimizing the impact of interest rate fluctuations on the Company’s net interest margin and its shareholders’ equity. In late 2001 and during 2002, the Company has entered into four interest rate swaps for total notional amount of $110 million to hedge the interest rate risk associated with the cash flows of specifically identified variable-rate loans. One interest rate swap was terminated partially in the notional amount of $25 million, from the original contract entered in October 2001 with a notional value of $45 million, and replaced during August 2002 at the same notional amount, but with a 3 years extended maturity to August 2006 and receiving fixed rate of $6.25%. The Company recorded a deferred gain of $201,000 from the termination of the partial notional value of a swap, and will recognize the gain over the remaining term of the interest rate swap agreement until October 2003 as yield adjustment of underlying loans. At December 31, 2002, the Company had four interest rate swap agreements at a total notional amount of $85 million, wherein the Company receives a fixed rate of 5.89% at semi-annual intervals and 6.89%, 6.25% and 5.51% at quarterly intervals, respectively. The Company pays a floating rate at quarterly intervals for all four off-balance sheet interest rate swaps based on the Wall Street Journal published Prime Rate, on notional amounts of $85 million. These contracts mature on October 30, 2003, May 10, 2005, August 15, 2006, and December 19, 2005, respectively. At December 31, 2002, the Wall Street Journal published prime rate was 4.25 percent. For the years ended December 31, 2002 and 2001 the Company increased net interest income by $924,000 and $65,000, respectively, from the interest rate swap transaction. The fair value of the interest rate swaps at December 31, 2002 was a favorable position of $783,000, net of tax of $761,000, and was included in accumulated other comprehensive income. At December 31, 2002, the fair value of the interest rate swap of approximately $1.5 million was included in other assets. The Company’s policies also permit the purchase of rate caps and floors, although the Company has not yet engaged in these activities.

Liquidity

Liquidity is the Company’s ability to maintain sufficient cash flow to meet deposit withdrawals and loan demands and to take advantage of investment opportunities as they arise. The Company’s principal sources of liquidity have been growth in deposits, proceeds from the maturity of securities, and prepayments from loans. To supplement its primary sources of liquidity, the Company maintains contingent funding sources, which include a borrowing capacity of up to 25% of total assets upon providing collateral with the Federal Home Loan Bank of San Francisco, access to the discount window of the Federal Reserve Bank of San Francisco, a deposit facility with the California State Treasurers office up to 50% of total equity with collateral pledging, and an unsecured Fed funds lines with correspondent banks.

As of December 31, 2002, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities was 33%. Total available liquidity as of that date was $232.7 million, consisting of excessive cash holdings or balances in due from banks, overnight fed funds sold, money market funds and uncollateralized securities. It is the Company’s policy to maintain a minimum liquidity ratio of 20%. The Company’s net non-core fund dependence ratio was 20% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $40 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The net non-core fund dependence ratio was 13% with the assumption of $40 million as stable and core fund sources and certain portion of MMDA as volatile. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by the long-term assets.

Capital Resources

Shareholders’ equity as of December 31, 2002 was $65.2 million, compared to $51.4 million as of December 31, 2001. The primary sources of increases in capital have been retained earnings and proceeds and tax benefits from the exercise of employee and/or director stock options. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale and appreciation of fair value of interest rate swaps for hedging of certain prime rate based loans. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company is financially sound and able to support its growth from its retained earnings. Since inception, the Company has been reinvesting its earnings into its capital in order to support the Company’s continuous growth through the payment of stock rather than cash dividends.

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose Tier I risk based capital ratio, total risk based capital ratio and leverage ratio meet or exceed 6%, 10%, and 5%, respectively, are deemed to be “well-capitalized.” Based on these guidelines, the Company’s Tier 1 capital and total risk based capital ratios as of December 31, 2002 were 10.34% and 11.44%, respectively. The Company’s leverage ratio was 9.48% as of December 31, 2002. All of the Company’s capital ratios were well above the minimum regulatory requirements for a “well-capitalized” institution.

The following table compares the Company’s and the Bank’s actual capital ratios at December 31, 2002, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	11.44%	11.42%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	10.34%	10.31%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	9.48%	9.45%	4.00%	5.00%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following financial statements and independent auditors’ reports are included herein:

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Center Financial Corporation

Los Angeles, California

We have audited the accompanying consolidated statements of financial condition of Center Financial Corporation as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Center Financial Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Center Financial Corporation as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California

February 27, 2003

(March 18, 2003 as to the last

paragraph of Note 11)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors of

Center Financial Corporation

We have audited the accompanying statements of operations, changes in shareholders’ equity and cash flows of California Center Bank for the year ended December 31, 2000. These financial statements are the responsibility of Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of their operations and cash flows of California Center Bank for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Los Angeles, California

February 9, 2001

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2002 and 2001

	2002	2001
	(Dollars in thousands)
ASSETS
Cash and due from banks	$38,877	$28,791
Federal funds sold	35,500	33,000
Money market funds and interest-bearing deposits in other banks	40,000	20,400

Cash and cash equivalents	114,377	82,191
Interest-bearing deposits in other banks	—	200
Securities available for sale, at fair value	140,998	94,520
Securities held to maturity, at amortized cost (fair value of $16,289 as of December 31, 2002 and $15,224 as of December 31, 2001)	15,741	14,926
Federal Home Loan Bank and other equity stock, at cost	817	161
Loans, net of allowance for loan losses of $6,760 as for December 31, 2002 and $5,540 as of December 31, 2001	508,967	372,044
Loans held for sale, at the lower of cost or market	12,250	—
Premises and equipment, net	9,988	8,921
Customers’ liability on acceptances	4,257	4,447
Other real estate owned, net	—	674
Accrued interest receivable	3,269	2,750
Deferred income taxes, net	824	1,622
Investments in affordable housing partnerships	2,982	2,679
Other assets	4,154	1,538

Total	$818,624	$586,673

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	207,092	168,530
Interest-bearing	519,928	356,840

Total deposits	727,020	525,370
Acceptances outstanding	4,257	4,447
Accrued interest payable	2,576	3,313
Other borrowed funds	17,565	325
Accrued expenses and other liabilities	2,000	1,828

Total liabilities	753,418	535,283

Commitments and Contingencies (Notes 11, 15,16)

Shareholders’ Equity:
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 20,000,000 shares; issued and outstanding, 7,122,612 as of December 31, 2002 and 6,104,441 as of December 31, 2001	51,831	41,284
Retained earnings	11,704	10,098
Accumulated other comprehensive income, net of tax	1,671	8

Total shareholders’ equity	65,206	51,390

Total	$818,624	$586,673

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$30,711	$29,670	$27,635
Interest on federal funds sold	431	1,147	1,395
Interest on taxable investment securities	4,985	4,508	3,711
Interest on tax-advantaged investment securities	843	640	83
Dividends on equity stock	25	63	68
Money market funds and interest-earning deposits	512	95	6

Total interest and dividend income	37,507	36,123	32,898
Interest Expense:
Interest on deposits	10,827	13,706	11,608
Interest on borrowed funds	217	43	89

Total interest expense	11,044	13,749	11,697

Net interest income before provision for loan losses	26,463	22,374	21,201
Provision for loan losses	2,100	1,200	500

Net interest income after provision for loan losses	24,363	21,174	20,701
Noninterest Income:
Customer service fees	6,147	5,517	4,667
Fee income from trade finance transactions	2,819	2,923	3,077
Wire transfer fees	606	473	381
Gain on sale of loans	1,300	525	121
Net gain on sale of securities available for sale	171	197	—
Gain on sale of premises and equipment	738	—	—
Loan service fees	945	576	384
Other income	1,062	475	337

Total noninterest income	13,788	10,686	8,967
Noninterest Expense:
Salaries and employee benefits	12,294	10,980	9,405
Occupancy	1,739	1,437	947
Furniture, fixtures, and equipment	1,050	803	563
Net other real estate owned (income) expense	(98)	(191)	50
Data processing	1,650	1,348	924
Professional service fees	1,375	1,040	764
Business promotion and advertising	1,553	1,122	968
Stationary and supplies	420	417	263
Telecommunications	455	449	271
Postage and courier service	485	429	334
Security service	576	524	395
Other operating expenses	1,846	1,396	1,080

Total noninterest expense	23,345	19,754	15,964

Income before income tax provision	14,806	12,106	13,704
Income tax provision	5,459	4,346	5,301

Net income	$9,347	$7,760	$8,403

Earnings per share:
Basic	$1.25	$1.07	$1.16

Diluted	$1.22	$1.04	$1.13

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

Years Ended December 31, 2002, 2001, and 2000

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount	Retained Earnings
	(Dollar in thousands)
BALANCE, JANUARY 1, 2000	4,777	$29,685	$6,089	$(638)	$35,136
Comprehensive income:
Net income			8,403		8,403
Other comprehensive income:
Change in unrealized gain, net of tax expense of $442 on securities available for sale				629	629

Comprehensive income					9,032

Stock options exercised	17	107			107
Stock dividend	621	4,231	(4,231)
Cash paid for fractional shares			(2)		(2)
Repurchase and retirement of common stock	(143)	(861)	(503)	—	(1,364)

BALANCE, DECEMBER 31, 2000	5,272	33,162	9,756	(9)	42,909
Comprehensive income:
Net income			7,760		7,760
Other comprehensive income:
Change in unrealized gain (loss), net of tax expense (benefit) of $93 and ($80) on:
Securities available for sale				129
Interest rate swap				(112)	17

Comprehensive income					7,777

Stock options exercised	144	706			706
Stock dividend	688	7,416	(7,416)
Cash paid for fractional shares	—	—	(2)	—	(2)

BALANCE, DECEMBER 31, 2001	6,104	41,284	10,098	8	51,390
Comprehensive income:
Net income			9,347		9,347
Other comprehensive income:
Change in unrealized gain, net of tax expense of $364 and $842 on:
Securities available for sale				768
Interest rate swap				895	1,663

Comprehensive income					11,010

Stock options exercised	346	1,730			1,730
Tax benefit from stock options exercised		1,077			1,077
Stock dividend	673	7,740	(7,740)
Cash paid for fractional shares	—	—	(1)	—	(1)

BALANCE, DECEMBER 31, 2002	7,123	$51,831	$11,704	$1,671	$65,206

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Concluded)

Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
	(Dollars in thousands)
Disclosures of reclassification amounts for the years ended December 31:
Unrealized gain on securities available for sale:
Unrealized holding gain arising during period, net of tax expense of $436 in 2002, $164 in 2001, and $442 in 2000	$867	$255	$629
Less reclassification adjustments for gain included in net income, net of tax expense of $72 in 2002 and $71 in 2001	(99)	(126)	—

Net change in unrealized gain on securities available for sale, net of tax expense of $364 in 2002, $93 in 2001, and $442 in 2000	768	129	629
Unrealized gain on (loss) on interest rate swap:
Unrealized holding gain arising during period, net of tax expense (benefit) of $872 in 2002 and ($80) in 2001	936	(112)	—
Less reclassification adjustments for gain included in net income, net of tax expense of $30 in 2002	(41)	—	—

Net change in unrealized gain (loss) on interest rate swap, net of tax expense (benefit) of $842 in 2002 and ($80) in 2001	895	(112)	—

Change in unrealized gain on securities available for sale and interest rate swap, net of tax	$1,663	$17	$629

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$9,347	$7,760	$8,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,109	885	567
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	807	304	76
Provision for loan losses	2,100	1,200	500
Gain on sale of premises and equipment	(738)	—	—
Net gain on sale of securities available for sale	(171)	(197)	—
Gain on sale of SBA loans	(1,300)	(525)	(121)
Net (gain) loss on sale of other real estate owned	(85)	(194)	(18)
Deferred tax (benefit) provision	(408)	206	(528)
Federal Home Loan Bank stock dividend	(121)	(8)	(9)
Increase in accrued interest receivable	(519)	(198)	(882)
(Increase) decrease in other assets	(1,073)	640	(1,166)
(Decrease) increase in accrued interest payable	(738)	(85)	2,003
Increase in accrued expenses and other liabilities	1,442	816	97

Net cash provided by operating activities	9,652	10,604	8,922

Cash flow from investing activities:
Net decrease in interest-bearing deposits in other banks	200	—	—
Purchase of securities available for sale	(98,956)	(86,146)	(15,942)
Proceeds from principal repayment, matured, or called securities available for sale	48,970	29,520	3,622
Proceeds from sale of securities available for sale	4,015	7,491	—
Purchase of securities held to maturity	(829)	(3,215)	(90)
Proceeds from matured, called or principal repayment on securities held to maturity	2	22,482	2
Purchase of Federal Home Loan Bank and other equity stock	(534)	(300)	(628)
Proceeds from redemptions of Federal Home Loan Bank and other equity stocks	—	1,222	444
Proceeds from sale of SBA loans	27,099	17,506	5,807
Net increase in loans	(177,407)	(89,306)	(79,052)
Proceeds from recoveries of loans previously charged-off	817	781	868
Purchases of premises and equipment	(4,763)	(3,040)	(991)
Proceeds from disposition of premises and equipment	3,325	—	15
Proceeds from sale of other real estate owned	278	444	564
Net increase in investments in affordable housing partnerships	(303)	(1,655)	(774)

Net cash used in investing activities	(198,086)	(104,216)	(86,155)

Cash flow from financing activities:
Net increase in deposits	201,650	127,878	86,752
Net increase (decrease) in other borrowed funds	17,241	(649)	(640)
Proceeds from stock options exercised	1,730	706	107
Stock dividend paid in cash for fractional shares	(1)	(2)	(2)
Repurchase and retirement of common stock	—	—	(1,364)

Net cash provided by financing activities	220,620	127,933	84,853

Net increase in cash and cash equivalents	32,186	34,321	7,620
Cash and cash equivalents, beginning of year	$82,191	$47,870	$40,250

Cash and cash equivalents, end of year	$114,377	$82,191	$47,870

Supplemental disclosure of cash flow information:
Interest paid	$11,782	$13,834	$9,694
Income taxes paid	$6,232	$3,400	$6,300

Supplemental schedule of noncash investing, operating, and financing activities:
Transfer of loans to other real estate owned	$—	$2,268	$—
Loans made to facilitate the sale of other real estate owned	$480	$1,344	$—
Transfer of retained earnings to common stock for stock dividend	$7,740	$7,416	$4,231

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Business of Center Financial Corporation

Center Financial Corporation (“Center Financial”) was incorporated on April 19, 2000 as a California corporation initially under the name of “Center Financial Services” to be a subsidiary of Center Bank (the “Bank”), and was subsequently renamed Center Financial Corporation to become the bank holding company for the Bank. The new corporate structure permits Center Financial and the Bank greater flexibility in terms of operations, expansion, and diversification. In June 2002, Center Financial filed a registration statement to register its common stock with the Securities and Exchange Commission (the “SEC”) pursuant to the terms of a Plan of Reorganization and Agreement of Merger dated June 7, 2002. The Plan of Reorganization and Agreement of Merger provided for the exchange of shares of the Bank for shares of Center Financial on a share-for-share basis (the “Reorganization”). The registration statement was declared effective in September 2002. Center Financial also registered its common stock with the SEC pursuant to section 12(g) of the Securities Exchange Act of 1934, as amended. The Reorganization was consummated on October 28, 2002, at which time each issued and outstanding share of the Bank was exchanged on a share-for-share basis for a share of Center Financial, and the Bank became a wholly owned subsidiary of Center Financial. As of September 30, 2002, Center Financial had not engaged in any business since its incorporation. In the Reorganization, the Bank will continue its operations as presently conducted under its management, but the Bank will be a wholly owned subsidiary of Center Financial. Center Financial, the Bank, and the subsidiary of the Bank (“CB Capital Trust”) discussed below, are collectively referred to herein as the “Company.”

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank’s headquarters is located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank is a community bank providing comprehensive financial services for small to medium sized business owners, mostly in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is the greater Los Angeles metropolitan area, including Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has twelve full-service branch offices located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all 12 branches as de novo branches, including the Oxford Branch, which began its operations in September 2002. The Oxford Branch is situated in the heart of the Korean community in Los Angeles. The Bank also operates three Loan Production Offices (“LPO’s”) in Phoenix, Seattle, and Denver. The Bank opened a new LPO, in Annandale, Virginia in November 2002 and called the Washington D.C. LPO. The Bank changed its name from California Center Bank to Center Bank during December 2002.

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Center Financial, the Bank, and CB Capital Trust. Intercompany transactions and accounts have been eliminated in consolidation.

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry.

Significant Group Concentration of Credit Risk

Most of the Company’s activities are with customers located within the greater Los Angeles region. Note 3 discusses the types of securities that the Company invests in. Note 4 discusses the types of lending that the Company engages in.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets and the results of litigation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, overnight federal funds sold, money market funds, and interest-bearing deposits in other banks, all of which have original maturities of less than 90 days.

The Company is required to maintain minimum reserve balances in cash with the Federal Reserve Bank. The average reserve balance requirement was approximately $2,261,000 and $983,000 as of December 31, 2002 and 2001, respectively. In addition, as of December 31, 2001, the Company had a clearing balance requirement of $500,000.

Investment Securities

Investments are classified into three categories and accounted for as follows:

(i)  securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost;

(ii)  securities that are bought and held principally for the purpose of selling them in the near future are classified as “trading securities” and reported at fair value. Unrealized gains and losses are recognized in earnings; and

(iii)  securities not classified as held to maturity or trading securities are classified as “available for sale” and reported at fair value. Unrealized gains and losses are reported as a separate component of accumulated other comprehensive income in shareholders’ equity, net of tax.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accreted discounts and amortized premiums on investment securities are included in interest income, using the interest method, and unrealized and realized gains or losses related to holding or selling of securities are calculated using the specific identification method. Any declines in the fair value of held to maturity or available for sale securities below their cost that are deemed to be other than temporary are reflected in the statements of operations as realized losses.

Federal Home Loan Bank and Other Equity Stock

As a member of the Federal Home Loan Bank (“FHLB”) of San Francisco, the Company is required to own common stock in the FHLB based upon the Company’s balance of residential mortgage loans, mortgage-backed securities, and outstanding advances. The Company’s investment in FHLB stock totaled $756,000 and $161,000 as of December 31, 2002 and 2001, respectively. In addition, the Company invested $61,000 in Pacific Coast Banker’s Bank stock at December 31, 2002. The instruments are carried at cost in the statements of financial condition.

Loans

Interest on loans is credited to income as earned and is accrued only if deemed collectible. Accrual of interest is discontinued when a loan is over 90 days delinquent or if management believes that collection is highly uncertain. Generally, payments received on non-accrual loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals.

Nonrefundable fees, net of certain direct costs associated with the origination of loans are deferred and recognized as an adjustment of the loan yield over the life of the loan in a manner that approximates the interest method. Other loan fees and charges, representing service costs for the prepayment of loans, delinquent payments, or miscellaneous loan services, are recorded as income when collected.

Certain SBA loans that the management has the intent to sell before maturity are designated as held for sale at origination and recorded at the lower of cost or market value, determined on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. On loans sold, the Company allocates the carrying value of such loans between the portion sold and the portion retained, based upon estimates of their relative fair values at the time of sale. The difference between the adjusted carrying value and the face amount of the portion retained is amortized to interest income over the life of the related loan using the interest method.

Servicing assets are recognized when loans are sold with servicing retained. The servicing asset is included in other assets in the accompanying consolidated statements of financial condition and is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, using a discount rate of related note rate plus 2 percent. The servicing asset is amortized in proportion to and over the period of estimated servicing income. Management periodically evaluates the servicing asset for impairment, which is the carrying amount of the servicing asset in excess of the related fair value. The fair value of servicing assets is determined using a weighted average discount rate of 9.39 percent and prepayment speed of 17.8 percent at December 31, 2002. Impairment, if it occurs, is recognized in a valuation allowance in the period of impairment.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Loan Losses

Loan losses are charged, and recoveries are credited to the allowance account. Additions to the allowance account are charged to provision for loan losses. The allowance for loan losses is maintained at a level considered adequate by management to absorb probable losses in the loan portfolio. The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the loan portfolio, consideration of historical loan loss experience, current economic conditions, and changes in the composition of the loan portfolio, analysis of collateral values, and other pertinent factors. While management uses available information to recognize possible losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additional allowance based on their judgments about information available to them at the time of their examination.

Loans are measured for impairment when it is probable that not all amounts, including principal and interest, will be collected in accordance with the contractual terms of the loan agreement. The amount of impairment and any subsequent changes are recorded through the provision for loan losses as an adjustment to the allowance for loan losses. Impairment is measured either based on the present value of the loan’s expected future cash flows or the estimated fair value of the collateral. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The Company evaluates consumer loans for impairment on a pooled basis. These loans are considered to be smaller balance, homogeneous loans, and are evaluated on a portfolio basis considering the projected net realizable value of the portfolio compared to the net carrying value of the portfolio.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of premises and equipment are computed on the straight-line method over the following estimated useful lives:

Building	30 years
Furniture, fixture, and equipment	5 to 10 years
Computer equipment	3 years
Leasehold improvements	life of lease or improvements, whichever is shorter

Other Real Estate Owned

Other real estate owned (“OREO”), which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at fair value less estimated selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses. Any subsequent decline in the fair value of OREO is recognized as a charge to operations and a corresponding increase to the valuation allowance of OREO. Gains and losses from sales and net operating expenses of OREO are included in current operations.

Investments in Affordable Housing Partnerships

The Company owns limited partnership interests in projects of affordable housing for lower income tenants. The investments in which the Company has significant influence are recorded using the equity method of accounting. For those investments in limited partnerships for which the Company does not have a significant

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

influence, such investments are accounted for using the cost method of accounting and the annual amortization is based on the proportion of tax credits received in the current year to the total estimated tax credits to be allocated to the Company. The tax credits are being recognized in the consolidated financial statements to the extent they are utilized on the Company’s tax returns.

Income Taxes

Deferred income taxes are provided for using an asset and liability approach. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements.

Financial Instruments Held for Asset and Liability Management Purposes

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—Amendment of FAS 133 on January 1, 2001. There was no transition adjustment upon adoption by the Company. These statements establish accounting and reporting standards for derivative instruments and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheets and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

In accordance with these accounting standards, the Company has identified certain variable-rate loans as a source of interest rate risk to be hedged in connection with the Company’s overall asset-liability management process. As these loans have contractually variable rates, there is a risk of fluctuation in interest income as interest rates rise and fall in future periods. In response to this identified risk, the Company uses interest rate swaps as a cash flow hedge to hedge the interest rate risk associated with the cash flows of the specifically identified variable-rate loans. To qualify for hedge accounting, the Company must demonstrate that at the inception of the hedge and on an on-going basis that the changes in the fair value of the hedging instrument is expected to be perfectly effective in offsetting related changes in the cash flows of the hedged loans due to the matched terms in both the interest rate swap and the hedged loans. Accordingly, the accumulated change in the fair value of the cash flow hedge is recorded in a separate component of shareholders’ equity, net of tax, while the ineffective portions are recognized in earnings immediately. Revenues or expenses associated with the interest rate swap are accounted for on an accrual basis and are recognized as adjustments to interest income on loans, based on the interest rates currently in effect for the interest rate swap agreement. Gain from termination of the partial notional value of interest swap is recognized over the remaining term of the swap agreement as an yield adjustment of underlying loans.

Stock-Based Compensation

The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based employee compensation plans. The standards include the recognition of compensation expense over the vesting period of the fair value of stock-based awards on the date of grant. SFAS No. 123 permits entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provide only the pro forma net income and pro forma net earnings per share disclosures as if the fair-value based method defined in SFAS

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 123 had been applied. Under APB Opinion No. 25, compensation expense for fixed options would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 in accounting for its stock option plan and provide the pro forma disclosure requirements of SFAS No. 123 in the footnotes to its consolidated financial statements.

Earnings per Share

Basic earnings per share (“EPS”) exclude dilution and are computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings. EPS data for all periods presented was retroactively restated reflecting the 2003 stock dividend of 8 percent declared on February 26, 2003. (See Note 22)

Comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale and interest rate swaps, are reported as a separate component of the shareholders’ equity section of the consolidated statements of financial condition, such items, along with net income, are components of comprehensive income.

Recent Accounting Pronouncements

In June 2001, Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Termination Benefits and Other Costs to Exit and Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual consolidated financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s consolidated financial statements. The disclosure requirements are effective for consolidated financial statements of interim and annual periods ending after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim consolidated financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For nonpublic enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s consolidated financial statements. The Interpretation requires certain disclosures in consolidated financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Reclassifications

Certain reclassifications were made to the prior year consolidated financial statements to conform to the current year presentation.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    INVESTMENT SECURITIES

The following is a summary of the investment securities at December 31:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
2002
Available for sale:
U.S. Treasury securities	$2,088	$137	$—	$2,225
U.S. Government agencies asset-backed securities	34	—	—	34
U.S. Government agencies securities	22,611	423	—	23,034
U.S. Government agencies mortgage-backed securities	77,679	772	(36)	78,415
U.S. Government agencies collateralized mortgage obligations	6,097	51	—	6,148
Government agencies preferred stock	13,623	99	(198)	13,524
Corporate trust preferred securities	11,000	—	(110)	10,890
Corporate debt securities	6,527	213	(12)	6,728

Total	$139,659	$1,695	$(356)	$140,998

Held to maturity:
U.S. Government agency securities	$9,000	$305	$—	$9,305
U.S. Government agencies mortgage-backed securities	419	11		430
Municipal securities	6,322	233	(1)	6,554

Total	$15,741	$549	$(1)	$16,289

2001
Available for sale:
U.S. Treasury securities	$2,125	$45	$—	$2,170
U.S. Government agencies asset-backed securities	53	1	—	54
U.S. Government agencies securities	8,984	225	—	9,209
U.S. Government agencies mortgage-backed securities	58,312	318	(312)	58,318
U.S. Government agencies collateralized mortgage obligations	4,617	75	—	4,692
Government agencies preferred stock	13,676	13	(241)	13,448
Corporate debt securities	6,546	109	(26)	6,629

Total	$94,313	$786	$(579)	$94,520

Held to maturity:
U.S. Government agency securities	$9,000	$311	—	$9,311
U.S. Government agencies mortgage-backed securities	422	—	(6)	416
Municipal securities	5,504	32	(39)	5,497

Total	$14,926	$343	$(45)	$15,224

Accrued interest and dividend receivable on investment securities totaled $1,077,000 and $986,000 at December 31, 2002 and 2001, respectively. For the year ended December 31, 2002 and 2001, proceeds from sales of securities available for sale amounted to $4,015,000 and $7,491,000, with gross realized gain of $171,000 and $205,000, respectively. Gross realized losses of $8,000 were incurred in 2001.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2002, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2035, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Also, the U.S. Government agencies, which issued preferred stock with no maturity have the right to call these obligations at par.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Within 1 year	$2,002	$2,046	$8,207	$8,461
Over 1 year through 5 years	29,224	29,941	2,583	2,736
Over 5 years through 10 years	11,000	10,890	4,181	4,310
Over 10 years	—	—	351	353

	42,226	42,877	15,322	15,860
Mortgage-backed securities and collateralized mortgage obligations	83,776	84,563	419	429
Asset-backed securities	34	34	—	—
U.S. Government agencies preferred stock	13,623	13,524	—	—

Total	$139,659	$140,998	$15,741	$16,289

U.S government agencies, U.S. Treasury, and mortgage-backed securities with a total carrying value of $38,126,000 (available for sale at fair market value of $29,126,000 and held to maturity at amortized cost of $9,000,000) and $24,417,000 (available for sale at fair market value of $15,417,000 and held to maturity at amortized cost of $9,000,000), respectively, were pledged to secure a deposit from the State of California, borrowing lines, and interest rate swap agreements, or were pledged for other purposes as required and permitted by law as of December 31, 2002 and December 31, 2001, respectively.

4.    LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consist of the following at December 31:

	2002	2001
	(Dollars in thousands)
Real estate:
Construction	$20,669	$12,851
Commercial	241,252	161,670
Commercial	108,540	95,730
Small Business Administration(1)	67,489	46,955
Trade finance	50,106	26,830
Consumer	41,463	35,128
Other	129	22

	529,648	379,186
Less: Allowance for Loan Losses	(6,760)	(5,540)
Deferred Loan Fees	(170)	(463)
Discount on SBA Loans Retained	(1,501)	(1,139)

Loans, net	$521,217	$372,044

(1)	This balance includes SBA loans held for sale of $12,250,000 at the lower of cost or market.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002 and 2001, the Company serviced loans sold to unaffiliated parties in the amounts of $47,583,000 and $33,621,000, respectively. The Company has capitalized $460,000, $329,000, and $106,000 of servicing assets and amortized $137,000, $104,000, and $11,000 during the years ended December 31, 2002, 2001, and 2000, respectively. There was no valuation allowance for the servicing assets at December 31, 2002. The valuation allowance for the servicing assets amounted to $21,000 as of December 31, 2001. The servicing assets are included in other assets in the accompanying consolidated statements of financial condition.

The following is an analysis of all loans to officers and directors of the Company and its affiliates as of December 31. All such loans were made under terms that are consistent with the Company’s normal lending policies.

	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of year	$1,760	$2,077	$4,347
New loans or disbursements	34	485	122

	1,794	2,562	4,469
Less: repayments in year	(1,013)	(802)	(2,392)

Balance at end of year	$781	$1,760	$2,077

Available lines of credit at end of year	$351	$303	$197

At December 31, 2001, and 2000, the above schedule included loans to an outside party of $882,000, and $1,586,000, respectively, which were guaranteed by a director of the Company. No loans were guaranteed by the director of the Company at December 31, 2002.

The following is a summary of activity in the allowance for loan losses for the years ended December 31:

	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of period	$5,540	$6,633	$6,561
Provision for loan losses	2,100	1,200	500
Charge-offs	(1,654)	(3,074)	(1,296)
Recoveries of charge-offs	817	781	868
Reserve for losses on commitments to extend credit(1)	(43)	—	—

Balance at end of period	$6,760	$5,540	$6,633

(1)	The reserve for losses on commitments to extend credit and letters of credit is primarily related to undisbursed funds on lines of credit. The Company evaluates credit risk associated with the loan portfolio at the same time as it evaluates credit risk associated with commitments to extend credit and letters of credits. However, the reserve necessary for the commitments is reported separately in other liabilities in the accompanying statements of consolidated financial condition, and not as part of the allowance for loan losses.

Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the real estate market in California. Should the real estate market experience an overall decline in property values, the ability of borrowers to make timely scheduled principal and interest payments on the Company’s loans may be adversely affected and, in turn, may result in increased delinquencies

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and foreclosures. In the event of foreclosures under such conditions, the value of the property acquired may be less than the appraised value when the loan was originated and may, in some instances, result in insufficient proceeds upon disposition to recover the Company’s investment in the foreclosed property. Furthermore, although most of the Company’s trade finance activities are related to trade with Asia, all of the Company’s loans are made to companies domiciled in the United States of America. The Company has historically made three types of credit extensions involving direct exposure to the Korean economy: commercial loans to U.S. affiliates/subsidiaries/branches of companies headquartered in South Korea, acceptances with Korean banks, and standby letters of credit issued by Korean banks. In certain instances, standby letters of credit issued by Korean banks support the loans made to the U.S. affiliates or branches of Korean companies, to which the Company has extended loans. In addition, the Company makes certain loans to U.S. domestic business customers in the import or export business whose operations are indirectly affected by the economies of various Pacific Rim countries. Of the total loans outstanding and unused commitments involving indirect country risk, approximately 67% at December 31, 2002 involve borrowers doing business with Korea. The percentages to other individual Pacific Rim countries are relatively small in relation to the loans involving country risk. As a result, with the exception of Korea, the Company does not believe it has significant indirect country risk exposure to any other Pacific Rim countries.

At December 31, 2002 and 2001, the Company had classified $1,777,000 and $1,095,000 of its loans as impaired with specific reserves of $468,000 and $112,000, respectively. At December 31, 2002 and 2001 loans classified as impaired without specific reserves amounted to $809,000 and $1,260,000, respectively. The average recorded investment in impaired loans during the years ended December 31, 2002, 2001, and 2000 was $3,272,000, $4,764,000, and $1,406,000, respectively. Interest income of $351,000, $324,000, and $137,838 was recognized on impaired loans, on cash basis, during the years ended December 31, 2002, 2001, and 2000, respectively.

5.    PREMISES AND EQUIPMENT

The following is a summary of the major components of premises and equipment as of December 31:

	2002	2001
	(Dollars in thousands)
Land	$3,333	$3,393
Building	3,744	2,673
Furniture, fixture, and equipment	4,930	4,065
Leasehold improvements	2,230	2,412
Construction in progress	72	349

	14,309	12,892
Accumulated depreciation and amortization	(4,321)	(3,971)

Premises and equipment, net	$9,988	$8,921

Depreciation and amortization expense for the years ended December 31, 2002, 2001, and 2000 amounted to $1,109,000, $885,000, and $567,000, respectively.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    OTHER REAL ESTATE OWNED

As of December 31, 2002, no other real estate owned (“OREO”) was outstanding. At December 31, 2001, OREO consisted of a single-family residence carried at $674,000. For the years ended December 31, 2002, 2001, and 2000, other real estate owned (income) expense, net, comprised the following:

	2002	2001	2000
	(Dollars in thousands)
Net gain on sale of other real estate owned	$(85)	$(194)	$(18)
Operating (income) expenses	(13)	3	68

Other real estate owned (income) expense, net	$(98)	$(191)	$50

7.    INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

The Company has invested in certain limited partnerships that were formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout the state of California and other states. The Company’s ownership in each limited partnership varies from under 2% to 22%. At December 31, 2002 and 2001, the investments in these limited partnerships amounted to $2,982,000 and $2,679,000, respectively. One of the four limited partnerships invested in by the Company is accounted for using the equity method of accounting, since the Company has significant influence over the partnership. For those investments in limited partnerships for which the Company does not have a significant influence, such investments are accounted for using the cost method of accounting and the annual amortization is based on the proportion of tax credits received in the current year to total estimated tax credit to be allocated to the Company. Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilizes the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest.

The approximate remaining federal and state tax credit to be utilized over a multiple-year period is $3,964,000 and $2,504,000 at December 31, 2002 and 2001, respectively. The Company’s usage of federal tax credits were $285,000, $153,000, and $99,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company also had state tax credits amounting to $35,000 in 2002. Investment amortization amounted to $262,000, $84,000, and $62,000 for the years ended December 31, 2001, and 2000.

8.    DEPOSITS

Deposits consist of the following at December 31:

	2002	2001
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$207,092	$168,530
Money market accounts and NOW	168,562	77,690
Savings	45,408	30,253

	421,062	276,473

Time deposits:
Less than $100,000	86,873	77,190
$100,000 or more	219,085	171,707

	305,958	248,897

Total	$727,020	$525,370

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Time deposits by maturity dates are as follows at December 31, 2002:

	Three Months or Less	Three to Six Months	Six to Twelve Months	Over Twelve Months	Total
	(Dollars in thousands)
Time deposits $100,000 and over	$100,972	$72,117	$41,608	$4,388	$219,085
Other time deposits	$37,395	$26,488	$20,627	$2,363	$86,873

Total	$138,367	$98,605	$62,235	$6,751	$305,958

A summary of interest expense on deposits is as follows for the years ended December 31:

	2002	2001	2000
	(Dollars in thousands)
Money market accounts and NOW	$1,693	$1,579	$1,856
Savings	994	615	646
Time deposits:
Less than $100,000	2,245	3,633	3,068
$100,000 or more	5,895	7,879	6,038

Total	$10,827	$13,706	$11,608

During 2002 and 2001, the Company accepted deposits from the State of California. As of December 31, 2002 and 2001 these deposits totaled $10,000,000. The Company has pledged U.S. government agencies and mortgage-back securities with a total carrying value of $11,980,000 (available for sale at fair market value of $4,980,000 and held to maturity at amortized cost of $7,000,000) and $12,931,000 (available for sale at fair market value of $5,932,000 and held to maturity at amortized cost of $6,999,000) as of December 31, 2002 and 2001, respectively, to secure such public deposits. Interest expense for the years ended December 31, 2002, 2001 and 2000 was $195,000, $442,000 and $151,000, respectively.

In the ordinary course of business, the Company has received deposits from certain directors, executive officers, and businesses with which they are associated. At December 31, 2002 and 2001, the total of these deposits amounted to $2,586,000 and $2,723,000, respectively.

9.    OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank and the Treasury, Tax, and Loan Investment Program, which is administered by the Federal Reserve Bank. Borrowed funds totaled to $17,565,000 and $325,000 at December 31, 2002 and 2001, respectively. Interest expense on total borrowed funds was $217,000 in 2002, $43,000 in 2001, and $89,000 in 2000, reflecting average interest rates of 3.25%, 3.28% and 6.12%, respectively.

As of December 31, 2002, the Company borrowed $14,900,000 from the Federal Home Loan Bank of San Francisco with note terms from 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of notes. The Company has pledged government agencies and mortgage-backed securities with a total carrying value of $17,018,000 (available for sale at fair market value of $16,018,000 and held to maturity at amortized cost of $1,000,000) at December 31, 2002. Total interest expense on the notes was $198,000 for the year ended December 31, 2002, reflecting average interest rate of 3.34%. No borrowing was outstanding at December 31, 2001.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal Home Loan Bank advances outstanding as of December 31, 2002 mature as follows:

	2003	2004	2007	2012	2017	Total
	(Dollars in thousands)
Borrowings	$5,000	$2,000	$4,000	$1,935	$1,965	$14,900
Weighted interest rate	1.84%	2.56%	4.08%	4.58%	5.24%	3.34%

Borrowings obtained from the Treasury, Tax, and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2,200,0000. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $3,210,000 (available for sale at fair market value of $2,210,000 and held to maturity at amortized cost of $1,000,000) at December 31, 2002 and $3,530,000 (available for sale at fair market value of $2,530,000 and held to maturity at amortized cost of $1,000,000 at December 31, 2001, as collateral to participate in the program. The total borrowed amount under the program, outstanding at December 31, 2002 and 2001 was $2,200,000 and $116,000, respectively. Interest expense on notes was $20,000, $43,000 and $76,000 for the years ended December 31, 2002, 2001 and 2000, respectively, reflecting average interest rates of 1.67%, 3.28% and 6.12% respectively.

10.    INCOME TAXES

The following is a summary of income tax expense (benefit) for the year ended December 31:

	2002	2001	2000
	(Dollars in thousands)
Current:
Federal	$4,683	$3,342	$4,752
State	1,184	798	1,077

Total	$5,867	$4,140	$5,829

Deferred:
Federal	$(339)	$58	$(380)
State	(69)	148	220

	$(408)	$206	$(160)

Federal	$4,344	$3,400	$4,372
State	1,115	946	1,297
Change in valuation allowance for deferred tax assets	—	—	(368)

	$5,459	$4,346	$5,301

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002 and 2001, the cumulative temporary differences, as tax effected, are as follows:

	2002	2001
	(Dollars in thousands)
Deferred tax assets:
Statutory bad debt deduction less than statement provision	$2,225	$869
Deferred loan fees	78	208
Depreciation	155	269
Organization cost	88	—
State taxes	274	282

Total deferred tax assets	2,820	1,628
Deferred tax liabilities:
Net unrealized gain on available for sale securities and interest rate swaps	(1,213)	(6)
Basis difference—§1031 Like-Kind Exchanges	(338)	—
Federal Home Loan Bank stock	(11)	—
Other	(434)	—

Total deferred tax liabilities	(1,996)	(6)

Deferred income taxes, net	$824	$1,622

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax-planning strategies in making this assessment. During 2002 and 2001, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes the net deferred tax assets are more likely than not to be realized.

Applicable income taxes in 2002, 2001, and 2000 resulted in effective tax rates of 36.87 percent, 35.90 percent, and 38.68 percent, respectively. The primary reasons for the differences from the federal statutory tax rate of 35 percent are as follows:

	2002	2001	2000
	(Dollars in thousands)
Income tax expenses at federal statutory rate	$5,082	$4,237	$4,796
State franchise taxes, net of federal income tax expenses	724	624	843
Reduction in valuation allowance	—	—	(368)
Low income housing tax credit, federal	(285)	(153)	(99)
Tax-advantaged interest income	(48)	(53)	(31)
Dividend received deduction for stock investments	(147)	(107)	—
Others, net	133	(202)	160

	$5,459	$4,346	$5,301

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    COMMITMENTS AND CONTINGENCIES

The Company leases its premises under noncancelable operating leases. At December 31, 2002, future minimum rental commitments under these leases are as follows:

Year	Amount
(Dollars in thousands)
2003	$947
2004	859
2005	797
2006	252
2007	183
Thereafter	61

$3,099

Rental expense recorded under such leases amounted to approximately $900,000 in 2002, $725,000 in 2001, and $430,000 in 2000.

From time to time, the Company may be involved in litigation. If litigation arises against the Company, the Company will vigorously enforce and defend the Company’s rights. However, some litigation may result in significant expense to the Company and divert the efforts of the management from its day-to-day responsibilities. In the event of an adverse result in litigation, the Company could also be required to pay substantial damages. The Company has insurance against certain types of claims, but the Company does not have insurance for all claims that may be asserted against the Company.

The Bank is currently a party to a lawsuit entitled Korea Export Insurance Corporation v. Korea Data systems (USA), Inc. et al. The Company expects to incur substantial legal fees and expenses in connection with this lawsuit. As a result, the Company’s defense of this lawsuit, regardless of its eventual outcome, will likely be costly and time consuming. If the outcome of this litigation is adverse to the Company, a judgment (or settlement) requiring us to pay significant monetary damages, could have a material effect on our financial condition and results of operations.

12.    SHAREHOLDERS’ EQUITY

Under California State Banking Law, the Bank may not pay a cash dividend that exceeds the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any cash distribution made during the period. During 2002, 2001, and 2000, the Company paid 11%, 13%, and 13% in stock dividends, respectively.

In December 2002, the Articles of Incorporation of the Company were amended to increase the Company’s authorized shares of “Common Stock” and second class of shares, to be called “Serial Preferred Stock,” to 20,000,000 and 10,000,000, respectively.

The Company has a Stock Option Plan, adopted in 1996, under which options may be granted to key employees and directors of the Company. The Stock Option Plan authorized the issuance of up to 1,256,686 shares of the Company’s unissued common stock, reflecting stock splits and stock dividends issued, as of December 31, 2002. Under the Stock Option Plan, option prices may not be less than 100% of the fair market

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value at the date of grant. Options may be exercised at the rate of 33-1/3% per year for directors (Non-Qualified Stock Option Plan) and 20% per year for employees (Incentive Stock Option Plan) and all options not exercised expire ten years after the date of grant.

The following is a summary of activities in the stock option plan for the years ended December 31:

	2002		2001		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	769,119	$6.48	707,858	$7.64	616,692	$7.52
Effect on options due to stock dividend	79,165	6.44	88,268	5.57	79,290	6.83
Granted	158,000	11.49	135,000	10.06	75,000	8.72
Forfeited	(58,080)	7.37	(17,711)	6.84	(46,114)	6.88
Exercised	(345,127)	5.01	(144,296)	4.89	(17,010)	6.29

Outstanding, end of year	603,077	$7.71	769,119	$6.48	707,858	$7.64

Options exercisable at year-end	277,122	$5.34	487,678	$5.39	228,589	$5.33

Weighted-average fair value of options granted during the year		$3.90		$4.52		$2.14

The fair values of options granted under the Company’s Stock Option Plan during 2002, 2001 and 2000, was estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions used: no dividends yield; expected life of three to five years; expected volatility of 24%, 54%, and 24% for 2002, 2001 and 2000, respectively. The assumptions used were no cash dividends; and a risk-free interest rate of 4.9%, 4.3%, and 6.0% and 6.1% for 2002, 2001 and 2000, respectively.

Information pertaining to stock options outstanding at December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$3.85–5.00	205,063	5.38 years	$4.67	201,888	$4.67
$5.01–7.00	74,279	6.60 years	$5.82	37,135	$5.72
$7.01–10.00	132,435	8.06 years	$8.30	31,439	$8.14
$10.01–12.00	151,300	9.85 years	$10.87	6,660	$10.44
$12.01–$14.50	40,000	10.00 years	$12.92	—	—

	603,077	8.13 years	$7.71	277,122	$5.34

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Stock Option Plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company’s stock option plan been determined based on the fair values at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, the Company’s net income and earnings per share for the years ended December 31 would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000
	(Dollars in thousands, except per share data)
Net income:
As reported	$9,347	$7,760	$8,403
Pro forma	$9,144	$7,537	$8,177

Earnings per share:
As reported:
Basic earnings per share	$1.25	$1.07	$1.16
Diluted earnings per share	$1.22	$1.04	$1.13
Pro forma:
Basic earnings per share	$1.23	$1.04	$1.13
Diluted earnings per share	$1.19	$1.01	$1.10

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations at December 31, 2002, 2001, and 2000. Earnings per share data have been restated for all periods presented to reflect the eight percent stock dividend declared on February 26, 2003. (See Note 22)

	Income	Weighted- Average Number of Shares	Per Share Amount
	(Dollars in thousands, except per share data)
2002
Basic EPS—
Income available to common shareholders	$9,347	7,461	$1.25
Effect of Dilutive Securities—
Options	—	213	$(0.03)
Diluted EPS—
Income available to common shareholders	$9,347	7,674	$1.22

2001
Basic EPS—
Income available to common shareholders	$7,760	7,220	$1.07
Effect of Dilutive Securities—
Options	—	207	$(0.03)
Diluted EPS—
Income available to common shareholders	$7,760	7,427	$1.04

2000
Basic EPS—
Income available to common shareholders	$8,403	7,250	$1.16
Effect of Dilutive Securities—
Options	—	210	$(0.03)
Diluted EPS—
Income available to common shareholders	$8,403	7,460	$1.13

14.    EMPLOYEE BENEFIT PLAN

The Company has an Employees’ Profit Sharing and Savings Plan (the “Plan”), as amended in 2000, for the benefit of substantially all of its employees who have reached a minimum age of 21 years. Each employee is allowed to contribute to the Plan up to the maximum percentage allowable, not to exceed the limits of IRS Code Sections 401(k), 404 and 415. The Company’s matching contribution will equal to the sum of 75 percent of the employee’s contribution up to 4 percent of his/her compensation plus 25 percent of the employee’s contribution that exceeds 4 percent but less than 8 percent of his/her compensation. The Company may also make a discretionary contribution, which is not limited to the current or accumulated net profit, as well as a qualified nonelective contribution, with both amounts determined by the Company. For the years ended December 31, 2002, 2001, and 2000, the Company has made matching contributions of $155,000, $158,000, and $156,000, respectively, and no discretionary or qualified nonelective contributions.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit, standby letters of credit and performance bonds. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance sheet risk at December 31, 2002 is as follows:

	As of December 31, 2002 Commitments Expiring Within
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Other commercial commitments:
Loans	$89,696	$6,689	$3,752	$854	$100,991
Standby letters of credit	3,923	355	—	—	4,278
Performance bond	157	26	—	—	183
Commercial letters of credit	13,934	—	—	—	13,934

Total commercial commitments	$107,710	$7,070	$3,752	$854	$119,386

The Company has an employment agreement with its President and Chief Executive Officer, Mr. Seon Hong Kim commencing September 1, 2001 for a term of three years with an initial base salary of $240,000 per year with annual increases based on increases in the consumer price index not to exceed 7%, plus an incentive bonus equal to three percent of the Company’s pre-tax earnings for the year which exceed the Company’s pre-tax earnings for the previous year. In the event of termination without cause due to a merger or corporate reorganization where there is a change in more than 25% ownership of the Company, Mr. Kim is entitled to receive the balance of the salary due under the Agreement or twelve (12) months severance pay, whichever is less.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company has entered interest rate swaps to hedge the interest rate risk associated with the cash flows of specifically identified variable-rate loans. As of December 31, 2002, the Company had four interest rate swap agreements with a total notional amount of $85 million, wherein the Company receives a fixed rate of 5.89% at semi-annual intervals and 6.89%, 6.25% and 5.51% at quarterly intervals, respectively. The Company pays a floating rate at quarterly intervals for all four off-balance sheet interest rate swaps based on the Wall Street Journal published Prime Rate, on notional amounts of $20,000,000 (original notional amount of $45,000,000 but terminated $25,000,000 in August 2002), $20,000,000, $25,000,000, and $20,000,000 respectively. These contracts mature on October 30, 2003, May 10, 2005, August 15, 2006, and December 19, 2005, respectively. At December 31, 2002, the Wall Street Journal published Prime Rate was 4.25 percent. Net interest income of $924,000 and $65,000 was recorded for the year ended December 31, 2002 and 2001, respectively. At December 31, 2002, the fair value of the interest rate swaps was in a favorable position of $783,000, net of tax of $761,000, as compare to unfavorable position of $112,000, net of tax $80,000 in 2001 and is included in accumulated other comprehensive income. At December 31, 2002 and 2001, the fair value related asset on the interest rate swap of $1,544,000 and fair value related liability on the interest rate swap of $192,000 is included in other assets and accrued expenses and other liabilities, respectively, in the accompanying consolidated statements of financial condition.

In August 2002, the Company terminated a $25 million notional amount interest rate swap with a gain of $201,000, which will be recognized over the remaining term of the interest rate swap agreement until October 2003 as a yield adjustment of underlying loans.

The credit risk associated with the interest rate swap agreements represents the accounting loss that would be recognized at the reporting date if the counterparty failed completely to perform as contracted and any collateral or security proved to be of no value. To reduce such credit risk, the Company evaluates the counterparty’s credit rating and financial position. In management’s opinion, the Company did not have a significant exposure to an individual counterparty before the maturity of the interest rate swap agreements, because the counterparties to the interest rate swap agreements are large banks with strong credit ratings.

17.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies available to management at December 31, 2002 and 2001. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Furthermore, fair values disclosed hereinafter do not reflect any premium or discount that could result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values and related carrying amounts of the Bank’s financial instruments are as follows:

	December 31, 2002		December 31, 2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$114,377	$114,377	$82,191	$82,191
Interest-bearing deposits in other banks	—	—	200	200
Investment securities available for sale	140,998	140,998	94,520	94,520
Investment securities held to maturity	15,741	16,289	14,926	15,224
Loans receivable, net	508,967	512,360	372,044	374,507
Loans held for sale	12,250	13,010	—	—
Federal Home Loan Bank and other equity stock	817	817	161	161
Customers’ liability on acceptances	4,257	4,257	4,447	4,447
Accrued interest receivable	3,269	3,269	2,750	2,750

Liabilities:
Deposits	$727,020	$728,462	$525,370	$526,396
Other borrowed funds	17,565	18,208	116	116
Acceptances outstanding	4,257	4,257	4,447	4,447
Accrued interest payable	2,576	2,576	3,313	3,313

Off-balance sheet items:
Commitments to extend credit	—	$757	—	$339
Standby letters of credit	—	75	—	58
Commercial letters of credit	—	52	—	48
Performance bonds	—	3	—	7

Derivative:
Interest rate swap asset (liability)	$1,544	$1,544	$(192)	$(192)

The methods and assumptions used to estimate the fair value of each class of consolidated financial statements for which it is practicable to estimate that value are explained below:

Cash and Cash Equivalents—The carrying amounts approximate fair value due to the short-term nature of these instruments.

Interest-Bearing Deposits in Other Banks—The carrying amounts approximate fair value due to the short-term nature of these investments.

Securities—The fair value of securities is generally obtained from market bids from similar or identical securities, or obtained from independent securities brokers or dealers.

Loans—Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed rate loans, as well as anticipated repayment schedules. The fair value of adjustable rate loans is based on the estimated discounted cash flows utilizing the discount rates that approximate the pricing of loans collateralized by similar properties or assets. The fair value of nonperforming loans at December 31, 2002 and 2001 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The estimated fair value is net of allowance for loan losses, deferred loan fees, and deferred gain on SBA loans.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans Held for Sale—Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, in any, are recognized through a valuation allowance by charges to income.

Federal Home Loan Bank and Other Equity Stock—The carrying amount approximates fair value, as the stocks may be sold back to the Federal Reserve Bank, the Federal Home Loan Bank and other bank at carrying value.

Accrued Interest Receivable and Accrued Interest Payable—The carrying amounts approximate fair value due to the short-term nature of these assets and liabilities.

Customer’s Liability on Acceptances and Acceptances Outstanding—The carrying amounts approximate fair value due to the short-term nature of these assets.

Deposits—The fair value of nonmaturity deposits is the amount payable on demand at the reporting date. Nonmaturity deposits include noninterest-bearing demand deposits, savings accounts, NOW accounts, and money market accounts. Discounted cash flows have been used to value term deposits such as certificates of deposit. The discount rate used is based on interest rates currently being offered by the Company on comparable deposits as to amount and term.

Other Borrowed Funds—The carrying amounts approximate fair value due to the short-term nature of these instruments.

Loan Commitments, Letters of Credit, and Performance Bond—The fair value of loan commitments and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commercial letters of credit and performance bonds is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. Furthermore, fair values disclosed hereinafter do no reflect any premium or discount that could result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.

Interest Rate Swap—The fair value of interest rate swap is based on the quoted market prices obtained from an independent pricing service.

18.    REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as required under risk-based capital guidelines. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

regulations) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2002 and 2001, the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2002, the Bank was deemed “Well Capitalized” for regulatory purposes. Although the Bank met all of the minimum regulatory requirements for a “well-capitalized financial institution”, as of December 31, 2001 the Bank was categorized as “adequately capitalized” (i.e., the next lower capital category) under the regulatory framework for prompt corrective action due to the imposition of a Cease and Desist Order against the Bank on November 30, 2001 relating to Bank Secrecy Act compliance deficiencies. The Bank Secrecy Act generally requires banks, including the Bank, to monitor and report large domestic currency transactions and cross-border transactions of currency for the purpose of detecting transactions that are being conducted for illegitimate purposes, including money laundering and criminal enterprises. The Cease and Desist Order was terminated on April 9, 2002, and the Bank has been categorized as “Well Capitalized” since that date.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2002:
Total capital (to Risk-weighted Assets):
Consolidated Company	$70,197	11.44%	$49,070	8.0%	n/a	n/a
Center Bank	$70,029	11.42%	$49,054	8.0%	$61,318	10.0%
Tier I capital (to Risk-weighted Assets):
Consolidated Company	$63,394	10.34%	$24,535	4.0%	n/a	n/a
Center Bank	$63,225	10.31%	$24,527	4.0%	$36,791	6.0%
Tier I capital (to Average Assets):
Consolidated Company	$63,394	9.48%	$26,756	4.0%	n/a	n/a
Center Bank	$63,225	9.45%	$26,748	4.0%	$33,435	5.0%

As of December 31, 2001:
Total capital (to Risk-weighted Assets):
Consolidated Company	n/a	n/a	n/a	8.0%	n/a	n/a
Center Bank	$56,754	12.85%	$35,341	8.0%	$44,176	10.0%
Tier I capital (to Risk-weighted Assets):
Consolidated Company	n/a	n/a	n/a	4.0%	n/a	n/a
Center Bank	$51,233	11.60%	$17,671	4.0%	$26,506	6.0%
Tier I capital (to Average Assets):
Consolidated Company	n/a	n/a	n/a	4.0%	n/a	n/a
Center Bank	$51,233	9.07%	$22,598	4.0%	$28,248	5.0%

19.    BUSINESS SEGMENT INFORMATION

The following disclosure about segments of the Company is made in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company segregates its operations into three primary segments: Banking Operations, Trade Finance Services (“TFS”), and Small Business Administration Lending Services (“SBA”). The Company determines the operating results of each segment based on an internal management system that allocates certain expenses to each segment. Net interest income is based on the Company’s internal funds transfer pricing system which assigns a cost of funds or credit

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. Indirect costs, including overhead expense, are allocated to the segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. The provision for credit losses is allocated based on actual loans originated. The Company evaluates overall performance based on profit or loss from operations before income taxes.

Future changes in the Company’s management structure or reporting methodologies may result in changes in the measurement of operating segment results.

Banking Operations—Banking Operations provides deposit products and lending products including commercial, installment, and real estate loans to its customers. Banking Operations also manages the Company’s investment, liquidity, and interest rate risk.

Trade Finance Services—The Trade Finance department allows the Company’s import/export customers to handle their international transactions. Trade finance products include the issuance and collection of letters of credit, international collection, and import/export financing.

Small Business Administration Lending Services—The SBA department provides customers of the Company access to the U.S. SBA-guaranteed lending program.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the operating results and other key financial measures for the individual operating segments for the years ended December 31, 2002, 2001, and 2000:

	Year Ended December 31, 2002
	Banking Operations	Trade Finance	SBA	Total
	(Dollars in thousands)
Interest income	$30,513	$2,808	$4,186	$37,507
Interest expense	9,001	818	1,225	11,044

Net interest income	21,512	1,990	2,961	26,463
Provision for loan losses	1,681	366	53	2,100

Net interest income after provision for loan losses	19,831	1,624	2,908	24,363
Other operating income	8,638	3,072	2,078	13,788
Other operating expenses	19,108	2,751	1,486	23,345

Segment pretax profit	$9,361	$1,945	$3,500	$14,806

Segment assets	$667,531	$65,224	$85,869	$818,624

	Year Ended December 31, 2001
	Banking Operations	Trade Finance	SBA	Total
Interest income	$28,302	$3,615	$4,206	$36,123
Interest expense	10,486	1,248	2,015	13,749

Net interest income	17,816	2,367	2,191	22,374
Provision for loan losses	385	574	241	1,200

Net interest income after provision for loan losses	17,431	1,793	1,950	21,174
Other operating income	6,744	3,084	858	10,686
Other operating expenses	15,611	2,895	1,248	19,754

Segment pretax profit	$8,564	$1,982	$1,560	$12,106

Segment assets	$482,253	$43,593	$60,827	$586,673

	Year Ended December 31, 2000
	Banking Operations	Trade Finance	SBA	Total
Interest income	$24,025	$4,812	$4,061	$32,898
Interest expense	7,747	1,547	2,403	11,697

Net interest income	16,278	3,265	1,658	21,201
Provision for (recovery from) loan losses	834	(532)	198	500

Net interest income after provision for loan losses	15,444	3,797	1,460	20,701
Other operating income	5,610	3,201	156	8,967
Other operating expenses	12,123	2,992	849	15,964

Segment pretax profit	$8,931	$4,006	$767	$13,704

Segment assets	$355,846	$47,098	$48,884	$451,828

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2002
Net interest income before provision for loan losses	$6,004	$6,525	$6,885	$7,049
Provision for loan losses	$100	$400	$400	$1,200
Net income	$2,141	$1,914	$2,808	$2,484
Basic earnings per common share	$0.30	$0.26	$0.38	$0.31
Diluted earnings per common share	$0.29	$0.25	$0.36	$0.32

2001
Net interest income before provision for loan losses	$5,229	$5,498	$5,617	$6,030
Provision for loan losses	$100	—	$100	$1,000
Net income	$2,017	$2,001	$1,743	$1,999
Basic earnings per common share	$0.28	$0.28	$0.24	$0.27
Diluted earnings per common share	$0.28	$0.27	$0.23	$0.26

21.    PARENT ONLY CONDENSED FINANCIAL STATEMENTS

The Company commenced operations on October 28, 2002. As a result, comparative financial information is not available. The information below is presented as of December 31, 2002 and for the year then ended as if the reorganization had taken place on January 1, 2002.

CONDENSED STATEMENT OF FINANCIAL CONDITION

(Dollars in thousands)

Assets:
Cash	$6
Receivable from the Bank	199
Investment in the Bank	65,037

Total Assets	$65,242

Liabilities	36
Shareholders’ Equity	65,206

Total liabilities and shareholders’ equity	$65,242

CONDENSED STATEMENT OF OPERATIONS

(Dollars in thousands)

Equity in earnings of Center Bank	$9,688
Other income (loss), net	(341)

Net income	$9,347

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENT OF CASH FLOWS

(Dollars in thousands)

Cash flows from operating activities:
Net income	$9,347
Adjustment to reconcile net income to net cash used in operating activities:
Equity in undistributed income of the Bank	(9,688)
Increase in receivable from the Bank	(199)
Increase in liabilities	36

Net cash used in operating activities	(504)

Cash flows from investing activities:
Dividends received from the Bank	510

Net cash provided by investing activities	510

Cash flows from financing activities:	—

Net cash used in financing activities	—

Net increase in cash	6
Cash, beginning of year	—

Cash, end of year	$6

22.    SUBSEQUENT EVENT

On February 26, 2003, the Board of Directors declared an 8 percent stock dividend to the shareholders of record as of March 14, 2003. Earnings per share data has been restated for all periods presented to reflect such dividend.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by these items will be contained in the Company’s definitive Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders which the Company will file with the SEC within 120 days after the close of the Company’s 2002 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

PART IV

ITEM 14.	CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

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

(b)  Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were taken.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description

2	Plan of Reorganization and Agreement of Merger dated June 7, 2002 among California Center Bank, Center Financial Corporation and CCB Merger Company(2)

3.1	Restated Articles of Incorporation of Center Financial Corporation(1)

3.2	Restated Bylaws of Center Financial Corporation(1)

10.1	Employment Agreement between California Center Bank and Seon Hong Kim(1)

10.2	California Center Bank 1996 Stock Option Plan (assumed by Registrant in the reorganization)(1)

10.3	Lease for Corporate Headquarters Office(1)

10.4	Lease for Gardena Office(1)

10.5	Lease for Downtown Office(1)

11	Statement of Computation of Earnings Per Share (included in Note 13 to consolidated audited financial statements included herein)

21	Subsidiaries of Registrant(1)

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of KPMG LLP

99.1	Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on June 14, 2002

(b)  Financial Statement Schedules

Schedules to the financial statements are omitted because the required information is not applicable or because the required information is presented in the Company’s Consolidated Financial Statements or related notes.

(c)  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the Company’s fiscal year ended December 31, 2002.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: March 28, 2003	/s/ SEON HONG KIM
Center Financial Corporation Seon Hong Kim President & Chief Executive Officer

Date: March 28, 2003	/s/ YONG HWA KIM
Center Financial Corporation Yong Hwa Kim Senior Vice President & Chief Financial Officer

Signature	Title	Date

/s/ SEON HONG KIM Seon Hong Kim	Director, President and Chief Executive Officer	March 28, 2003

/s/ CHUNG HYUN LEE Chung Hyun Lee	Chairman of the Board	March 28, 2003

/s/ DAVID Z. HONG David Z. Hong	Director	March 28, 2003

/s/ JIN CHUL JHUNG Jin Chul Jhung	Director	March 28, 2003

/s/ CHANG HWI KIM Chang Hwi Kim	Director	March 28, 2003

/s/ PETER Y. S. KIM Peter Y. S. Kim	Director	March 28, 2003

/s/ SANG HOON KIM Sang Hoon Kim	Director	March 28, 2003

/s/ MONICA M. YOON Monica M. Yoon	Director	March 28, 2003

/s/ WARREN A. MACKEY Warren A. Mackey	Director	March 28, 2003

/s/ YONG HWA KIM Yong Hwa Kim	Senior Vice President, Chief Financial Officer and Corporate Secretary	March 28, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Seon Hong Kim, certify that:

1.    I have reviewed this annual report on Form 10-K of Center Financial Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ SEON HONG KIM
Seon Hong Kim President & Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Yong Hwa Kim, certify that:

1.    I have reviewed this annual report on Form 10-K of Center Financial Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ YONG HWA KIM
Yong Hwa Kim Senior Vice President & Chief Financial Officer