Form 10-K/A
period 2002-12-31
CENTER FINANCIAL CORP
filed 2003-04-10
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Report on Form 10-K is being amended to correct a typographical error that occurred in the discussion of the pending litigation involving Korea Export Insurance Corporation. See “Item 1—Business—Risk Factors—We are involved in litigation” and “Item 3—Legal Proceedings”.

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

We are involved in litigation.

From time to time, we are involved in litigation. If litigation arises against us, we will vigorously enforce and defend our rights. However, some litigation may result in significant expense to us and divert the efforts of our management personnel from their day to day responsibilities. In the event of an adverse result in litigation, we could also be required to pay substantial damages. We are currently a party to a lawsuit entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. We expect to incur substantial legal fees and expenses in connection with this lawsuit. As a result, our defense of this lawsuit, regardless of its eventual outcome, will likely be costly and time consuming. We have insurance against certain types of claims, and while it is possible that a portion of this claim may ultimately be covered, this determination cannot be made until after the final disposition of the case. If the outcome of this litigation is adverse to us and we are required to pay significant monetary damages, our financial condition and results of operations may have a material adverse effect. For a more detailed discussion of this lawsuit, see “Item 3, Legal Proceedings.”

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

On or about March 3, 2003, the Company was served with a complaint filed by Korea Export Insurance Corporation (“KEIC”) in Orange County, California Superior Court, entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. KEIC is seeking to recover alleged losses from a number of parties involved in international trade transactions that gave rise to bills of exchange that were financed by various Korean Banks but not ultimately paid. KEIC is seeking to recover damages of approximately $56 million from the Company based on a claim that the Company, in its capacity as a collecting bank for these bills of exchange, acted negligently in presenting and otherwise handling trade documents for collection. The claims against some of the other parties in the case are based in part on alleged fraudulent concealment. No claim of fraud or fraudulent concealment has been made against the Company. None of the claims against the Company or the other parties has yet been adjudicated, and the litigation is in the preliminary stages of discovery. The Company is in the early stages of investigating the facts and allegations of the complaint and has not yet reached any definitive conclusions regarding the merits of the lawsuit or the extent, if any, of liability that the Company may have. The Company has retained legal counsel and intends to vigorously defend this lawsuit. The Company has not yet answered the complaint filed by KEIC. As a result, our defense of this lawsuit, regardless of its eventual outcome, will likely be costly and time consuming. We have insurance against certain types of claims, and while it is possible that a portion of this claim may ultimately be covered, this determination cannot be made until after the final disposition of the case. If the outcome of this litigation is adverse to us and we are required to pay significant monetary damages, our financial condition and results of operations may have a material adverse effect.

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description

2	Plan of Reorganization and Agreement of Merger dated June 7, 2002 among California Center Bank, Center Financial Corporation and CCB Merger Company(1)

3.1	Restated Articles of Incorporation of Center Financial Corporation(1)

3.2	Restated Bylaws of Center Financial Corporation(1)

10.1	Employment Agreement between California Center Bank and Seon Hong Kim(1)

10.2	California Center Bank 1996 Stock Option Plan (assumed by Registrant in the reorganization)(1)

10.3	Lease for Corporate Headquarters Office(1)

10.4	Lease for Gardena Office(1)

10.5	Lease for Downtown Office(1)

11	Statement of Computation of Earnings Per Share (included in Note 13 to consolidated audited financial statements included herein)

21	Subsidiaries of Registrant(1)

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of KPMG LLP

99.1	Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on June 14, 2002

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: April 9, 2003	/s/ SEON HONG KIM
Seon Hong Kim President & Chief Executive Officer

Date: April 9, 2003	/s/ YONG HWA KIM
Yong Hwa Kim Senior Vice President & Chief Financial Officer

Signature	Title	Date

/s/ SEON HONG KIM Seon Hong Kim	Director, President and Chief Executive Officer	April 9, 2003

/s/ CHUNG HYUN LEE Chung Hyun Lee	Chairman of the Board	April 9, 2003

/s/ DAVID Z. HONG David Z. Hong	Director	April 9, 2003

/s/ JIN CHUL JHUNG Jin Chul Jhung	Director	April 9, 2003

/s/ CHANG HWI KIM Chang Hwi Kim	Director	April 9, 2003

/s/ PETER Y. S. KIM Peter Y. S. Kim	Director	April 9, 2003

/s/ SANG HOON KIM Sang Hoon Kim	Director	April 9, 2003

/s/ MONICA M. YOON Monica M. Yoon	Director	April 9, 2003

/s/ WARREN A. MACKEY Warren A. Mackey	Director	April 9, 2003

/s/ YONG HWA KIM Yong Hwa Kim	Senior Vice President, Chief Financial Officer and Corporate Secretary	April 9, 2003

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

Date: April 9, 2003	By:	/s/ SEON HONG KIM
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

Date: April 9, 2003	By:	/s/ YONG HWA KIM
Yong Hwa Kim Senior Vice President & Chief Financial Officer