Form 10-K/A
period 2002-12-31
CENTER FINANCIAL CORP
filed 2003-04-25
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-2

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

Documents Incorporated by Reference.    Portions of the definitive proxy statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-13.

EXPLANATORY NOTE

This Amendment on Form 10-K/A-2 is being filed for the purpose of including the accountants consents as exhibits which consents were inadvertently omitted from the Amendment on Form 10-K/A to the Registrant’s Annual Report for the fiscal year ended December 31, 2002.

2

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit No.	Description

2	Plan of Reorganization and Agreement of Merger dated June 7, 2002 among California Center Bank, Center Financial Corporation and CCB Merger Company[1]

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Restated Bylaws of Center Financial Corporation[1]

10.1	Employment Agreement between California Center Bank and Seon Hong Kim[1]

10.2	California Center Bank 1996 Stock Option Plan[1] (assumed by Registrant in the reorganization)

10.3	Lease for Corporate Headquarters Office[1]

10.4	Lease for Gardena Office[1]

10.5	Lease for Downtown Office[1]

11

Statement of Computation of Earnings Per Share (included in Note 13 to consolidated audited financial statements included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

21	Subsidiaries of Registrant[1]

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of KPMG LLP

99.1	Certification of Chief Executive Officer and Chief Financial Officer[2]

(b)    Financial Statement Schedules

Schedules to the financial statements are omitted because the required information is not applicable or because the required information is presented in the Company’s Consolidated Financial Statements or related notes.

(c)    Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the Company’s fiscal year ended December 31, 2002.

[1]	Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on June 14, 2002
[2]	Filed as an exhibit to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2002 and incorporated herein by reference

3

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date April 25, 2003	/s/ Seon Hong Kim
Center Financial Corporation Seon Hong Kim President & Chief Executive Officer

Date: April 25, 2003	/s/ Yong Hwa Kim
Center Financial Corporation Yong Hwa Kim Senior Vice President & Chief Financial Officer

Signature	Title	Date
/s/ Seon Hong Kim Seon Hong Kim	Director, President and Chief Executive Officer	April 25, 2003

/s/ Chung Hyun Lee	Chairman of the Board	April 25, 2003
Chung Hyun Lee

/s/ David Z. Hong	Director	April 25, 2003
David Z. Hong

/s/ Jin Chul Jhung	Director	April 25, 2003
Jin Chul Jhung

	Director	April , 2003
Chang Hwi Kim

/s/ Peter Y. S. Kim	Director	April 25, 2003
Peter Y. S. Kim

/s/ Sang Hoon Kim	Director	April 25, 2003
Sang Hoon Kim

/s/ Monica M. Yoon	Director	April 25, 2003
Monica M. Yoon

	Director	April , 2003
Warren A. Mackey

/s/ Yong Hwa Kim Yong Hwa Kim	Senior Vice President, Chief Financial Officer and Corporate Secretary	April 25, 2003

4