Form 10-Q
period 2003-03-31
CENTER FINANCIAL CORP
filed 2003-05-15
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     ☐  Yes    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2003, there were 7,787,643 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF MARCH 31, 2003 AND DECEMBER 31, 2002 (Unaudited)

	3/31/ 2003	12/31/2002
	(Dollars in thousands)
ASSETS
Cash and due from banks	$32,795	$38,877
Federal funds sold	23,910	35,500
Money market funds and interest-bearing deposits in other banks	35,000	40,000

Cash and cash equivalents	91,705	114,377
Securities available for sale, at fair value	126,946	140,998
Securities held to maturity, at amortized cost (fair value of $16,112 as of March 31, 2003 and $16,289 as of December 31, 2002)	15,587	15,741
Federal Home Loan Bank and other equity stock, at cost	826	817
Loans, net of allowance for loan losses of $7,177 as for March 31, 2003 and $6,760 as of December 31, 2002	564,591	508,967
Loans held for sale, at the lower of cost or market	15,870	12,250
Premises and equipment, net	10,266	9,988
Customers’ liability on acceptances	3,046	4,257
Accrued interest receivable	3,870	3,269
Deferred income taxes, net	683	824
Investments in affordable housing partnerships	3,012	2,982
Other assets	6,356	4,154

Total	$842,758	$818,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	214,514	207,092
Interest-bearing	534,903	519,928

Total deposits	749,417	727,020
Acceptances outstanding	3,046	4,257
Accrued interest payable	2,579	2,576
Other borrowed funds	15,639	17,565
Accrued expenses and other liabilities	3,594	2,000

Total liabilities	774,275	753,418
Commitments and Contingencies (Note 7)
Shareholders’ Equity
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 20,0000,000 shares; issued and outstanding, 7,763,097 as of March 31, 2003 and 7,122,612 as of December 31, 2002	60,918	51,831
Retained earnings	5,700	11,704
Accumulated other comprehensive income, net of tax	1,865	1,671

Total shareholders’ equity	68,483	65,206

Total	$842,758	$818,624

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (Unaudited)

	2003	2002
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$8,678	$6,870
Interest on federal funds sold	85	85
Interest on taxable investment securities	1,274	1,167
Interest on tax-advantaged investment securities	203	242
Dividends on equity stock	6	3
Money market funds and interest-earning deposits	86	112

Total interest and dividend income	10,332	8,479
Interest Expense:
Interest on deposits	2,839	2,467
Interest on borrowed funds	127	8

Total interest expense	2,966	2,475

Net interest income before provision for loan losses	7,366	6,004
Provision for loan losses	400	100

Net interest income after provision for loan losses	6,966	5,904
Noninterest Income:
Customer service fees	1,612	1,422
Fee income from trade finance transactions	635	655
Wire transfer fees	154	130
Gain on sale of loans	—	341
Net gain on sale of securities available for sale	247	—
Loan service fees	285	200
Other income	186	186

Total noninterest income	3,119	2,934
Noninterest Expense:
Salaries and employee benefits	3,172	3,056
Occupancy	439	430
Furniture, fixtures, and equipment	323	239
Net other real estate owned (income) expense	—	(98)
Data processing	391	373
Professional service fees	262	169
Business promotion and advertising	431	311
Stationary and supplies	128	81
Telecommunications	127	91
Postage and courier service	121	106
Security service	143	132
Other operating expenses	541	475

Total noninterest expense	6,078	5,365

Income before income tax provision	4,007	3,473
Income tax provision	1,482	1,332

Net income	$2,525	$2,141

Earnings per share:
Basic	$0.33	$0.30

Diluted	$0.32	$0.29

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2003 AND YEAR ENDED DECEMBER 31, 2002 (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount	Retained Earnings
	(Dollar in thousands)
BALANCE, JANUARY 1, 2002	6,104	$41,284	$10,098	$8	$51,390
Comprehensive income
Net income			9,347		9,347
Other comprehensive income
Change in unrealized gain, net of tax expense of $364 and $842 on:
Securities available for sale				768
Interest rate swap				895	1,663

Comprehensive income					11,010

Stock options exercised	346	1,730			1,730
Tax benefit from stock options exercised		1,077			1,077
Stock dividend	673	7,740	(7,740)
Cash paid for fractional shares			(1)		(1)

BALANCE, DECEMBER 31, 2002	7,123	51,831	11,704	1,671	65,206

Comprehensive income
Net income			2,525		2,525
Other comprehensive income
Change in unrealized (loss) gain, net of tax (benefit) expense of ($314) and $454 on:
Securities available for sale				(432)
Interest rate swap				626	194

Comprehensive income					2,719

Stock options exercised	65	329			329
Tax benefit from stock options exercised		232			232
Stock dividend	575	8,526	(8,526)
Cash paid for fractional shares			(3)		(3)

BALANCE, MARCH 31, 2003	7,763	$60,918	$5,700	$1,865	$68,483

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY  (Continued)

THREE MONTHS ENDED MARCH 31, 2003 AND YEAR ENDED DECEMBER 31, 2002 (Unaudited)

Disclosures of reclassification amounts for the three months ended March 31, 2003 and for the year ended December 31, 2002:

	3/31/2003	12/31/2002
	(Dollars in thousands)
Unrealized gain on securities available for sale:
Unrealized holding gain arising during period, net of tax (benefit) expense of ($210) in 2003 and $436 in 2002	$(289)	$867
Less reclassification adjustments for gain included in net income, net of tax expense of $104 in 2003 and $72 in 2002	(143)	(99)

Net change in unrealized gain on securities available for sale, net of tax (benefit) expense of ($314) in 2003 and $364 in 2002	(432)	768
Unrealized gain on interest rate swap:
Unrealized holding gain arising during period, net of tax expense of $471 in 2003 and $872 in 2002	649	936
Less reclassification adjustments for gain included in net income, net of tax expense of $17 in 2003 and $30 in 2002	(23)	(41)

Net change in unrealized gain on interest rate swap, net of tax expense of $454 in 2003 and $842 in 2002	626	895

Change in unrealized gain on securities available for sale and interest rate swap, net of tax	$194	$1,663

See accompanying notes to consolidated financial statements.

(Concluded)

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (Unaudited)

	3/31/2003	03/31/2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$2,525	$2,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	309	278
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	326	111
Provision for loan losses	400	100
Net gain on sale of securities available for sale	(247)	—
Originations of SBA loans held for sale	—	(798)
Gain on sale of SBA loans	—	(341)
Proceeds from sale of SBA loans	—	11,683
Net gain on sale of other real estate owned	—	(85)
Federal Home Loan Bank stock dividend	(10)	(3)
Increase in accrued interest receivable	(601)	(1,056)
Increase in other assets	(1,124)	(534)
Increase (decrease) in accrued interest payable	3	(557)
Increase in accrued expenses and other liabilities	1,877	861

Net cash provided by operating activities	3,458	11,800

Cash flow from investing activities:
Net decrease in interest-bearing deposits in other banks	—	100
Purchase of securities available for sale	(9,188)	—
Proceeds from principal repayment, matured, or called securities available for sale	13,173	6,991
Proceeds from sale of securities available for sale	9,247	—
Purchase of securities held to maturity	(300)	—
Proceeds from matured, called or principal repayment on securities held to maturity	451	1
Net increase in loans	(59,804)	(40,348)
Proceeds from recoveries of loans previously charged off	111	159
Purchases of premises and equipment	(587)	(303)
Proceeds from sale of other real estate owned	—	278
Net increase in investments in affordable housing partnerships	(30)	(93)

Net cash used in investing activities	(46,927)	(33,216)

Cash flow from financing activities:
Net increase in deposits	22,397	13,376
Net (decrease) increase in other borrowed funds	(1,926)	1,957
Proceeds from stock options exercised	329	104
Stock dividend paid in cash for fractional shares	(3)	(1)

Net cash provided by financing activities	20,797	15,436

Net decrease in cash and cash equivalents	(22,672)	(5,980)
Cash and cash equivalents, beginning of year	114,377	82,191

Cash and cash equivalents, end of year	$91,705	$76,211

Supplemental disclosure of cash flow information:
Interest paid	$2,964	$3,032
Income taxes paid	$663	$550

Supplemental schedule of noncash investing, operating, and financing activities:
Loans made to facilitate the sale of other real estate owned	$—	$480
Transfer of retained earnings to common stock for stock dividend	$8,526	$7,740

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. THE BUSINESS OF CENTER FINANCIAL CORPORATION

Center Financial Corporation (“Center Financial”) was incorporated on April 19, 2000 as a California corporation initially under the name of “Center Financial Services” to be a subsidiary of Center Bank (the “Bank”), and was subsequently renamed Center Financial Corporation to become the bank holding company for the Bank. Center Financial acquired all of the issued and outstanding shares of the Bank in October 2002. Currently, Center Financial’s only direct subsidiary is the Bank, and Center Financial exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. Center Financial, the Bank, and the subsidiary of the Bank (“CB Capital Trust”) discussed below, are collectively referred to herein as the “Company.”

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank’s headquarters is located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank is a community bank providing comprehensive financial services for small to medium sized business owners, mostly in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is the greater Los Angeles metropolitan area, including Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has twelve full-service branch offices located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all 12 branches as de novo branches, including the Oxford Branch, which began its operations in September 2002. The Oxford Branch is situated in the heart of the Korean community in Los Angeles. The Company has received all required regulatory approvals and plan to open our 13th branch during the second quarter of 2003. The new Fullerton Branch will be in the Buena Park area, where the Korean-American population is rapidly growing. The Bank also operates three Loan Production Offices (“LPO’s”) in Phoenix, Seattle, and Denver. The Bank opened a new LPO, in Annandale, Virginia in November 2002 and called the Washington D.C. LPO. The Bank changed its name from California Center Bank to Center Bank during December 2002.

Additionally, CB Capital Trust, a Maryland real estate investment trust, was formed as a subsidiary of the Bank in August 2002 with the primary business purpose of investing in the Bank’s real-estate related assets, and should ultimately reduce state taxes and increase its earnings. CB Capital Trust was capitalized in September 2002, whereby the Bank exchanged real estate related assets for 100% of the common stock of CB Capital Trust.

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

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments which are, in the opinion of Management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three months ended March 31, 2003 are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in Company’s annual report on Form 10-K for the year ended December 31, 2002.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

3. SIGNIFICANT ACCOUNTING POLICIES

Accounting policies are fully described in Note 2 in Center Financial’s Annual Report on Form 10-K/A-2 and there have been no material changes noted.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. The provisions of the Statement No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity. The provisions of this Statement effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock—Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim consolidated financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements. (See Note 7)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in consolidated financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

5. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank and the Treasury, Tax, and Loan Investment Program, which is administered by the Federal Reserve Bank. Borrowed funds totaled $15.6 million and $17.6 million at March 31, 2003 and December 31, 2002, respectively. Interest expense on total borrowed funds was $127,000 for the three months ended March 31, 2003, compared to $217,000 for the year ended 2002, reflecting average interest rates of 3.18%, and 3.25%, respectively.

As of March 31, 2003, borrowed funds from the Federal Home Loan Bank of San Francisco with note terms from 1 year to 15 years amounted to $14.8 million. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of notes. The Company has pledged government agencies and mortgage-backed securities with a total carrying value of $15.8 million (available for sale at fair market value of $14.8 million and held to maturity at amortized cost of $1.0 million) at March 31, 2003. Total interest expense on the notes was $124,000 for the three months ended March 31, 2003, reflecting average interest rate of 3.39%.

Borrowings obtained from the Treasury, Tax, and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities available-for-sale with a total carrying value of $1.7 million at March 31, 2003 and $3.2 million (available for sale at fair market value of $2.2 million and held to maturity at amortized cost of $1.0 million at December 31, 2002), as collateral to participate in the program. The total borrowed amount under the program outstanding at March 31, 2003 and December 31, 2002 was $650,000 and $2.2 million, respectively. Interest expense on notes was $3,000 for the three months ended March 31, 2003, and $20,000 for the year ended December 31, 2002, respectively, reflecting average interest rates of 1.15% and 1.67% respectively.

6. EARNINGS PER SHARE

The actual number of shares outstanding at March 31, 2003, was 7,763,097. Basic earnings per share is calculated on the basis of weighted average number of shares outstanding during the period. Diluted earnings per share is calculated on the basis of weighted average shares outstanding during the period plus shares issuable upon assumed exercise of outstanding common stock options and warrants.

The following table sets forth the Company’s earnings per share calculation for the three months ended March 31, 2003 and 2002:

	For the Three Months Ended March 31,
	2003			2002
	(In thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$2,525	7,708	$0.33	$2,141	7,253	$0.30
Effect of dilutive securities:
Stock options	—	192	$(0.01)	—	250	$(0.01)

Diluted earnings per share	$2,525	7,900	$0.32	$2,141	7,503	$0.29

7. STOCK BASED COMPENSATION

At March 31, 2003, the Company has stock-based employee compensation plans, which are described more fully in Note 12 in Center Financial’s Annual Report on Form 10-K/A-2. The Company applies the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date of the option is granted. The following table presents the pro forma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Net income, as reported	$2,525	$2,141
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	72	13

Proforma net income	$2,453	$2,128

Earning per share:	$0.33	$0.30
Basic—as reported	$0.32	$0.29
Basic—pro forma

Diluted—as reported	$0.32	$0.29
Diluted—pro forma	$0.31	$0.28

The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000
Dividend Yield	N/A	N/A	N/A
Volatility	24%	54%	24%
Risk-free interest rate	4.9%	4.3%	6.0%, 6.1%
Expected life	3-5 years	3-5 years	3-5 years

8. COMMITMENTS AND CONTINGENCIES

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at March 31, 2003 and December 31, 2002 follows:

Outstanding Commitments

	March 31, 2003	December 31, 2002
Loans	$105,207	$100,991
Standby letters of credit	5,332	4,278
Performance bonds	304	183
Commercial letters of credit	17,721	13,934

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company has identified certain variable-rate loans as a source of interest rate risk to be hedged in connection with the Company’s overall asset-liability management process. As these loans have contractually variable rates, there is a risk of fluctuation in interest income as interest rates rise and fall in future periods. In response to this identified risk, the Company uses an interest rate swap as a cash flow hedge to hedge the interest rate risk associated with the cash flows of the specifically identified variable-rate loans. To qualify for hedge accounting, the Company must demonstrate that at the inception of the hedge and on an on-going basis that the changes in the fair value of the hedging instrument are expected to be perfectly effective in offsetting related changes in the cash flows of the hedged loans due to the matched terms in both the interest rate swap and the hedged loans. Accordingly, the accumulated change in the fair value of the cash flow hedge is recorded in a separate component of shareholders’ equity, net of tax, while ineffective portions are recognized in earnings immediately. Revenues or expenses associated with the interest rate swap are accounted for on an accrual basis and are recognized as adjustments to interest income on loans, based on the interest rates currently in effect for the interest rate swap agreement.

The Company has entered interest rate swaps to hedge the interest rate risk associated with the cash flows of specifically identified variable-rate loans. As of March 31, 2003, the Company had four interest rate swap agreements with a total notional amount of $85 million, wherein the Company receives a fixed rate of 5.89% at semi-annual intervals and 6.89%, 6.25% and 5.51% at quarterly intervals, respectively. The Company pays a floating rate at quarterly intervals for all four off-balance sheet interest rate swaps based on the Wall Street Journal published Prime Rate, on notional amounts of $20,000,000 (original notional amount of $45,000,000 but terminated $25,000,000 in August 2002), $20,000,000, $25,000,000, and $20,000,000, respectively. These contracts mature on October 30, 2003, May 10, 2005, August 15, 2006, and December 19, 2005, respectively. At March 31, 2003, the Wall Street Journal published Prime Rate was 4.25 percent. Net interest income of $438,000 was recorded for the three months ended March 31, 2003. At March 31, 2003, the fair value of the interest rate swaps was at a favorable position of $1,409,000 net of tax of $1,215,000, and is included in accumulated other comprehensive income. At March 31, 2003, the related asset on the interest rate swap of $2,624,000 was included in other assets. In August 2002, the Company terminated a $25 million notional amount interest rate swap with a gain of $201,000, which will be recognized over the remaining term of the interest rate swap agreement until October 2003 as a yield adjustment of underlying loans.

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

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three months ended March 31, 2003. This analysis should be read in conjunction with our Annual Report on Form 10-K/A-2 for the year ended December 31, 2002 and with the unaudited consolidated financial statements and notes as set forth in this report.

FORWARD—LOOKING STATEMENTS

Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuer’s of such securities suffering financial losses; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, see “Interest Rate Risk Management” and “Liquidity and Capital Resources” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the year ended December 31, 2002.

Critical Accounting Policy

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, Management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company’s allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that Management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in our markets, including economic conditions in Southern California, South Korea and other Pacific Rim countries, and in particular, the state of certain industries. Size and complexity of individual credits in relation to lending officers’ background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodologies. As the Company adds new products, increases the complexity of its loan portfolio, and expands its geographic coverage, it will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “—Financial Condition Summary—Allowance for Loan Losses.” Although Management believes the level of the allowance as of March 31, 2003 is adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

SUMMARY OF FINANCIAL DATA

RESULTS OF OPERATIONS SUMMARY

The Company reported net income of $2.5 million for the first quarter of 2003 compared with net income of $2.1 million for the first quarter of 2002. Basic and diluted earnings per share were $0.33 and $0.32, respectively, for the first quarter of 2003, compared to $0.30 and $0.29, respectively, for the first quarter of 2002. The Company’s annualized return on average assets was 1.25% and annualized return on average equity was 15.28% for the quarter ended March 2003 compared to 1.48% return on average assets and 16.45% return on average equity for the same quarter in 2002. The lower return on average assets and return on average shareholders’ equity in the current period compared with a year ago is due primarily to a decrease in the net interest margin and a higher level of shareholders’ equity from increased unrealized gains on interest rate swap, retained net income, proceeds from exercise of stock options, and our significant growth.

The Company’s improvement in 2003 first quarter earnings compared to the same period in 2002 represents an increase of 18%. The increase in earnings resulted, primarily, from a significant increases in net interest income due to (i) a substantial increase in earning assets, (ii) Management’s deliberate effort to hedge against the declining rate environment by entering into a series of interest rate swaps during 2001 and 2002, and (iii) an increase in noninterest income.

The Company’s efficiency ratio, defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income, improved to 58.45% for the quarter compared to 60.03% in the like quarter a year ago. This improvement was primarily related to contributions to the bottom line from the new branches opened during 2000, 2001 and 2002, and was also driven by both increased revenues and the Company’s ongoing efforts to improve efficiency and productivity.

FINANCIAL CONDITION SUMMARY

As of March 31, 2003, total assets increased 3% to $842.8 million, compared to $818.6 million at December 31, 2002. The increase in total assets was primarily a result of growth in net loans of $59.2 million, partially offset by a decrease in cash and cash equivalents of $22.7 million. The increase in total assets was funded by increases in deposits. Average earning assets for the first quarter of 2003 increased by 41% to $757.8 million, compared to the same quarter of 2002, while average gross loans for the quarter were $557.3 million, 42% higher than the same period of the prior year.

The loan portfolio increased by 11% to $580.5 million at March 31, 2003, compared to $521.2 million at December 31, 2002. Total net loans as a percentage of total assets also increased to 69% at March 31, 2003 compared to 64% at December 31, 2002. The growth in loans was mainly due to increases in SBA and commercial real estate loans.

Total investment securities decreased 9% to $142.5 million at March 31, 2003, compared to $156.7 million at December 31, 2002. Most of the decrease was in securities available for sale, which decreased 10% to $126.9 million at March 31, 2003 compared to $141.0 million at December 31, 2002. Investment securities represented 17% of total assets at March 31, 2003, compared to 19% as of December 31, 2002.

Total deposits increased $22.4 million or 3% to $749.4 million at March 31, 2003, compared to $727.0 million at December 31, 2002. This increase in deposits was mainly due to increases in noninterest-bearing demand, saving, and time deposits over $100,000. A large part of the increase was contributed by new branches opened in 2000, 2001 and 2002. As of March 31, 2003, the new branches opened in 2001 and 2002 held $162.9 million or 22% of total deposits. Noninterest-bearing demand, saving, and time deposits over $100,000 increased $7.4 million, $4.8 million and $30.8 million or 4%, 11% and 14%, respectively. These increases were partially offset by a $17.3 million or 10% decrease in Money Market and NOW account deposits and a $3.4 million or 4% decrease in time deposits under $100,000.

Time deposits over and under $100,000 each included brokered deposits of $5.9 million at March 31, 2003. The Company accepted brokered deposits during early part of 2002 to increase longer-term deposits in this low interest rate environment. The terms of the deposits range from six months to two years. The average rate on these deposits was 3.36%. As a percentage of total deposits, demand deposits, money market and NOW accounts, savings, time deposits over $100,000, and time deposits under $100,000 comprised 29%, 20%, 7%, 11% and 33% as of March 31, 2003, respectively, compared to 31%, 15%, 6%, 14% and 34% as of March 31, 2002.

The Company took long-term advances on July and October 2002 in the total amount of $14.9 million from the Federal Home Loan Bank of San Francisco with note terms from 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of the notes.

Total shareholders’ equity as of March 31, 2003 was $68.5 million, compared to $ 65.2 million at December 31, 2002. The increase of shareholders’ equity was attributable to net earnings of $2.5 million for the first quarter of 2003, an increase in capital by

$558,000 due to proceeds from and income tax benefits allowed on options exercised during the quarter, a $194,000 increase in unrealized gain from securities available for sale, and an increase in the fair value of interest rate swaps for hedging purposes.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in the Consolidated Statements of Operations, for the first quarter ended March 31, 2003, the Company recorded net income of $2.5 million as compared to $2.1 million for the same period in 2002. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and net noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

Total interest and dividend income for the first quarter of 2003 increased 22% to $10.3 million compared with $8.5 million for the same period in 2002, primarily due to growth in earning assets and income from interest rate swaps. Growth was driven by average net loans and average investment securities. Average net loans increased $164.6 million or 43% and average investments increased $45.1 million or 42% for the first quarter of 2003 compared to the same period in 2002.

Total interest expense for the first quarter of 2003 increased 20% to $3.0 million compared with $2.5 million for the same quarter in 2002. This increase was due to deposit growth partially offset by lower rates paid on substantially all categories of interest-bearing deposit accounts.

Net interest income before provision for loan losses increased by $1.4 million for the first quarter of 2003 compared to the like quarter in 2002. Of this increase, approximately $2.1 million was due to volume change offset by $539,000 and $155,000 in rate and rate/volume changes, respectively. The average yield on loans for the first quarter of 2003 declined to 6.40% compared to 7.22% for the like quarter in 2002, a decrease of 82 basis points. The average investment portfolios for the first quarter of 2003 and 2002 were $151.9 million and $106.7 million, respectively. The average yields on the investment portfolio as of the first quarter of 2003 and 2002 were 3.94% and 5.35%, respectively.

The interest margin for the quarter equaled 3.94%, a 13% decline compared to 4.54% for the same quarter of 2002. This decrease in net interest margin was mainly attributable to decreased yield in loans and available-for-sale securities. Matured and paid off mortgage-backed and corporate securities were replaced with the same type of securities at lower yields. The yield on earning assets for the first quarter of 2003 was 5.53%, 14% lower than 6.41% in the same quarter of last year. This decrease in 2003 was mainly due to 50 basis points reduction in prime and market rates set by the Federal Reserve Board in November 2002. Similarly, the average cost of interest-bearing liabilities has declined to 2.25% in the first quarter 2003 compared to 2.73% during the same quarter in 2002.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended March 31, 2003 and 2002:

Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended March 31,
	2003				2002
	Average Balance	Interest Income/Expense	Annualized Average Rate/Yield[1]	Average Balance	Interest Income/Expense	Annualized Average Rate/Yield[1]
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans[2]	$550,301	$8,678	6.40%	$385,744	$6,870	7.22%
Federal funds sold	27,954	85	1.23	21,086	85	1.65
Taxable investment securities:
U.S. Treasury	2,221	24	4.38	2,178	24	4.52
U.S. Governmental agencies debt securities	32,818	343	4.24	18,213	248	5.52
U.S. Governmental agencies mortgage backed securities	73,582	672	3.70	56,553	741	5.32
U.S. Governmental agencies collateralized mortgage obligations	5,921	55	3.77	4,203	52	4.98
Municipal securities	102	2	7.92	103	2	7.89
Other securities[3]	17,776	178	4.06	6,689	100	6.06

Total taxable investment securities:	132,420	1,274	3.90	87,939	1,167	5.38
Tax-advantaged investment securities[4]
Municipal securities	6,079	61	6.26	5,401	59	6.82
Others—Government preferred stock	13,384	142	5.92	13,407	183	7.62

Total tax-advantaged investment securities	19,463	203	4.23	18,808	242	5.22
Equity Stocks	817	6	2.98	162	3	8.56
Money market funds and interest-earning deposits	26,833	86	1.30	22,695	112	2.00

Total interest-earning assets	757,788	$10,332	5.53%	536,434	$8,479	6.41%

Non-interest earning assets:
Cash and due from banks	36,947			30,231
Bank premises and equipment, net	10,150			8,977
Other real estate owned	—			172
Customers’ acceptances outstanding	3,475			4,077
Accrued interest receivables	3,324			2,890
Other assets	8,689			5,795

Total noninterest-earning assets	62,585			52,142

Total Assets	$820,373			$588,576

[1]	Average rates/yields for these periods have been annualized.
[2]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in loan income were approximately $67,000 and $249,000, for the three months ended March 31, 2003 and 2002, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.
[3]	Other securities include U.S. government asset-backed securities, corporate trust preferred securities, and corporate debt securities.
[4]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended March 31,
	2003			2002
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [5]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [5]
	(Dollars in thousands)
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$158,380	$592	1.52%	$79,238	$338	1.73%
Savings	47,603	337	2.87	31,192	183	2.38
Time certificates of deposit in:
denominations of $100,000 or more	229,047	1,420	2.51	179,938	1,381	3.11
other time certificates of deposit	84,220	490	2.36	75,952	565	3.01

	519,250	2,839	2.22	366,320	2,467	2.73
Other borrowed funds	16,197	127	3.18	1,616	8	2.17

Total interest-bearing liabilities	535,447	$2,966	2.25%	367,936	$2,475	2.73%

Non-interest-bearing liabilities:
Demand deposits	209,485			159,169
Other liabilities	8,416			8,694

Total non-interest bearing liabilities	217,901			167,863
Shareholders’ equity	67,025			52,777

Total liabilities and shareholders’ equity	$820,373			$588,576

Net interest income		$7,366			$6,004

Net interest spread [6]			3.28%			3.68%
Net interest margin [7]			3.94%			4.54%

Ratio of average interest-earning assets to interest-bearing liabilities			141.52%			145.80%

[5]	Average rates/yields for these periods have been annualized.
[6]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
[7]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume), (ii) changes in interest rates (rate), and (iii) changes in both rate and volume (rate/volume):

	Three Months Ended March 31, 2003 vs. 2002 Increase (Decrease) Due to change In
	Volume	Rate[8]	Rate /Volume	Total
	(Dollars in thousands)
Earning Assets
Interest Income:
Loans[9]	$2,931	$(787)	$(336)	$1,808
Federal funds sold	28	(21)	(7)	—
Taxable investment securities	590	(321)	(162)	107
Tax-advantaged securities[10]	8	(46)	(1)	(39)
Equity stocks	13	(2)	(8)	3
Money market funds and interest-earning deposit	21	(39)	(8)	(26)

Total earning assets	3,591	(1,216)	(522)	1,853

Interest Expense:
Deposits and borrowed funds
Money market and super NOW accounts	527	(107)	(166)	254
Savings deposits	163	(4)	(4)	155
Time deposits	753	(569)	(221)	(37)
Other borrowings	92	3	24	119

Total interest-bearing liabilities	1,535	(677)	(367)	491

Net interest income	$2,056	$(539)	$(155)	$1,362

[8]	Average rates/yields for these periods have been annualized.
[9]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in loan income were approximately $67,000, and $249,000 for the three months ended March 31, 2003, and 2002, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.
[10]	Yield on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

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

The provision for loan losses for the quarter was $400,000, 400% above the $100,000 provision for the prior year period. Considering the current economic climate and the significant growth in our loan portfolio, Management decided it would be prudent and sound to make this provision in order to maintain the allowance at its current level of 1.2% of total gross loans. Management believes that the $400,000 additional loan loss provision was adequate for the first three months of 2003. While Management believes that the allowance for loan losses at March 31, 2003 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimation, inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

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

For the first quarter of 2003, noninterest income increased 6% to $3.1 million compared to $2.9 million for the same quarter in 2002 but decreased from 2.22% to 1.67% of average earning assets for the same periods. Core noninterest income, which excludes gain on sale of securities and gain on sale of loans, increased 11% to $2.9 million for the first quarter of 2003, compared with $2.6 million for the like quarter in 2002.

The primary sources of recurring noninterest income continue to be customer service fee charges on deposit accounts and fees from trade finance transactions. Customer service fees increased by $190,000, or 13%, in first quarter of 2003 compared to the same period last year. For the first quarter of 2003, customer service fees as percentage of total noninterest income also increased to 52% compared to 48% first quarter of 2002. The increase in customer service fees in first quarter of 2003 was mainly due to contributions from new branches opened during 2000 and 2001.

Fee income from trade finance transactions still remained the second largest source of our noninterest income, which slightly decreased to $635,000 for the first quarter of 2003, compared to $655,000 in the first quarter of 2002, due to constant levels of international trade activity by the Company’s customers in the periods under review.

The Company sold available-for-sale government securities during the first quarter of 2003 with a net gain of $247,000. There was no gain on sale on securities in the first quarter of 2002.

As a result of SBA loan sales and retention of servicing rights, loan service fees increased $85,000 or 43% to $285,000 for the first quarter of 2003, compared to $200,000 for the same quarter in 2002

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

Noninterest Income

	Three Months Ended March 31,
	2003		2002
	(Dollars in thousands)
	Amount	Percent of Total	Amount	Percent of Total
Customer service fees	$1,612	51.68%	$1,422	48.47%
Fee income from trade finance transactions	635	20.36	655	22.33
Wire transfer fees	154	4.94	130	4.42
Gain on sale of loans	—	—	341	11.62
Net gain on sale of securities available for sale	247	7.92	—	—
Other loan related service fees	285	9.14	200	6.82
Other income	186	5.96	186	6.34

Total noninterest income	$3,119	100.00%	$2,934	100.00%

As a percentage of average earning assets	1.67%		2.22%

Noninterest Expense

For the first quarter of 2003, noninterest expense increased 13% to $6.1 million, compared to $5.4 million for the same quarter in 2002. The increase in noninterest expense was attributable to increases in salaries, legal, depreciation, maintenance and advertising expenses. On the other hand, noninterest expense as a percentage of average assets decreased to 3.25% in first quarter of 2003 as compared to 4.06% in same period in 2002.

The Company’s efficiency ratio, defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income, as a result of increases in interest and dividend income and other income improved to 58.45% for the first quarter of 2003 compared to 60.03% in the like quarter a year ago. This improvement was primarily related to contributions to the bottom line from the new branches opened during 2000 and 2001, and was also driven by both increased revenues and the Company’s ongoing efforts to improve efficiency and productivity.

Compensation and employee benefits increased 4% to $3.2 million for the first quarter ended of 2003 compared to $3.1 million for the same quarter in 2002 but decreased 57% to 52% of total noninterest expenses for these periods. This increase in the dollar volume was mainly due to expenses associated with the increased personnel to staff the new branches and normal salary increases.

Furniture, fixture, and equipment expense increased by 35% to $323,000 for first quarter of 2003 compared to $239,000 for the same quarter in 2002 and increased from 4% to 5% of total noninterest expenses. The increased expense in this category was attributable to increase in maintenance expenses due to new service contracts for equipment.

For the first quarter of 2003, professional service fees increased 55% to $262,000 compared to $169,000 for the same quarter last year and increased from 3% to 4% of total noninterest expenses. The increase was primarily attributable to an increase in legal and accounting fees related to reporting requirements under the 1934 Act.

Following Center Bank’s name change, targeted and sponsored advertising campaigns and branch network expansion, advertising expenses increased by 39% to $431,000 for the first quarter of 2003 compared to $311,000 in the first quarter of 2002.

Other noninterest expenses include occupancy, data processing, stationery and supplies, telecommunications, postage, courier service, security service and miscellaneous other operating expenses. For the first quarter of 2003, these noninterest expenses increased 19% to $1.9 million compared to $1.6 million for the same quarter in 2002. Increases were primarily due to Center Bank’s name change and opening of new branches.

The following table sets forth the breakdown of noninterest expense for the periods indicated:

Noninterest Expense

	Three Months Ended March 31,
	2003		2002
	(Dollars in thousands)
	Amount	Percent of Total	Amount	Percent of Total
Salaries and benefits	$3,172	52.19%	$3,056	56.96%
Occupancy	439	7.22	430	8.01
Furniture, fixture, and equipment	323	5.31	239	4.46
Net other real estate owned (income) expense	—	—	(98)	(1.83)
Data processing	391	6.43	373	6.95
Professional services fees	262	4.31	169	3.15
Business promotion and advertising	431	7.09	311	5.80
Stationery and supplies	128	2.11	81	1.51
Telecommunications	127	2.09	91	1.70
Postage and courier service	121	1.99	106	1.98
Security service	143	2.35	132	2.46
Other operating expense	541	8.91	475	8.85

Total noninterest expense	$6,078	100.00%	$5,365	100.00%

As a percentage of average earning assets		3.25%		4.06%
Efficiency ratio		58.45%		60.03%

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

The provision for income taxes increased 11% to $1.5 million for the first quarter of 2003 compared to $1.3 million for the same period in 2002, but was offset by a decrease in the effective tax rates to 36.99% from 38.35% for the first quarter of 2003. The increase in the tax provision was attributable to a 15% increase in pretax earnings in the first quarter of 2003 compared to the same period a year ago. The effective tax rates decreased in the first quarter of 2003 due to: (i) an increase in low-income housing tax credits, and (ii) an increase in tax-advantaged securities. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $125,000 for the first quarter of 2003 compared to $74,000 for the three months ended in March 31, 2002.

The Company normally has a net deferred tax asset. The Company’s deferred tax asset was $683,000 and $824,000 as of March 31, 2003 and December 31, 2002, respectively.

FINANCIAL CONDITION ANALYSIS

The major components of the Company’s earning asset base are its interest-earning short-term investments, investment securities portfolio and loan portfolio. The detailed composition and growth characteristics of these three portfolios are significant to any analysis of the financial condition of the Company, and the loan portfolio analysis will be discussed in a later section of this Form 10-Q.

Interest Earning Short-Term Investments

The Company invests its excess available funds from daily operations in overnight Fed Funds and Money Market Funds. The Company started to invest in Money Market Funds beginning in the fourth quarter of 2001 as an alternative to Fed Funds to obtain higher yield. Money Market Funds are composed of mostly government funds and high quality short-term commercial paper. The Company can redeem the funds at any time. As of March 31, 2003 and December 31, 2002, the amounts invested in Fed Funds were $23.9 million and $35.5 million, respectively. The average yield earned on these funds was 1.23% for the first three months of 2003 compared to 1.65% for the same period last year. The Company invested $35.0 million and $40.0 million in Money Market Funds as of March 31, 2003 and December 31, 2002. The average balance and yield on money market funds were $26.8 million and 1.30% for the first three months of 2003.

Investment Portfolio

As of March 31, 2003, investment securities totaled $142.5 million or 17% of total assets, compared to $156.7 million or 19% of total assets as of December 31, 2002. The decrease in the investment portfolio was due to: (i) sale of $9.0 million in available-for-sale securities, (ii) $451,000 of held-to-maturity municipal securities called during the quarter, (iii) $1.0 million of corporate bonds matured during the period, and (iv) principal payment of $12.2 million on mortgage-backed securities. These decreases were partially offset by purchases of $300,000 in held-to-maturity and $9.2 million in available-for-sale securities.

As of March 31, 2003, available-for-sale securities totaled $126.9 million, compared to $141.0 million as of December 31, 2002. Available-for-sale securities as a percentage of total assets decreased to 15% as of March 31, 2003 from 17% as of December 2002. Held-to-maturity securities remained relatively unchanged at $15.6 million as of March 31, 2003, compared to $15.7 million as of December 31, 2002. The composition of available-for-sale and held-to-maturity securities was 89.0% and 11.0% as of March 31, 2003, compared to 90% and 10% as of December 31, 2002, respectively. New securities were purchased in the available-for-sale classification to provide flexibility. For the three months ended March 31, 2003, the yield on the average investment portfolio declined 141 basis points to 3.94% from 5.35% in the same quarter of 2002. During the first quarter of 2003, several of the Company’s mortgage-backed and corporate securities held in the available-for-sale category either matured or were paid off and were replaced with similar securities at lower yields.

The average balance of taxable investment securities increased by 51% to $132.4 million for the three months ended March 31, 2003, compared to $87.9 million for the same period last year. The annualized average yield declined 148 basis points to 3.90% for the three months ended March 31, 2003, compared to 5.38% for the same period last year. The growth in taxable securities was attributable to the Company’s investment strategy of replacing its called and matured securities with callable government agency securities and with mortgage-backed securities to enhance cash flow.

The average balance of tax-advantaged securities was $19.5 million and $18.8 million for the first quarter ended March 31, 2003 and 2002, respectively. The growth was due to the Company’s continuing strategy of purchasing tax-advantaged securities for the purpose of reducing its net tax liability and net effective tax rate and improving its after tax profitability. The average yield on tax-advantaged securities for the three months ended March 31, 2003 was 4.23% compared to 5.22% for the same periods last year. The tax-equivalent yield on these same securities for the three months ended March 31, 2003 was 6.03% compared to 7.39% for the same periods last year.

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

Investment Portfolio

	As of March 31, 2003		As of December 31, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury securities	$2,079	$2,209	$2,088	$2,225
U.S. Government agencies asset-backed securities	30	31	34	34
U.S. Government agencies securities	21,602	21,742	22,611	23,034
U.S. Government agencies mortgage-backed securities	65,662	66,240	77,679	78,415
U.S. Government agencies collateralized mortgage obligation	5,658	5,689	6,097	6,148
Government agencies preferred stock	13,612	13,311	13,623	13,524
Corporate trust preferred securities	11,000	10,835	11,000	10,890
Corporate debt securities	6,709	6,889	6,527	6,728

Total available for sale	$126,352	$126,946	$139,659	$140,998

Held to Maturity:
U.S. Government agencies securities	$9,000	$9,221	$9,000	$9,305
U.S. Government agencies mortgage-backed securities	418	427	419	430
Municipal securities	6,169	6,464	6,322	6,554

Total held to maturity	$15,587	$16,112	$15,741	$16,289

Total investment securities	$141,939	$143,058	$155,400	$157,287

The following table summarizes, as of March 31, 2003, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield(11)	Amount	Yield(11)	Amount	Yield	Amount	Yield(11)	Amount	Yield(11)
Available for Sale (Fair Value):
U.S. Treasury securities	$—	0.00%	$2,209	4.72%	$—	0.00%	$—	0.00%	$2,209	4.72%
U.S. Government agencies asset-backed securities	—	0.00	31	3.09	—	0.00	—	0.00	31	3.09
U.S. Government agencies securities	—	0.00	21,741	3.08	—	0.00	—	0.00	21,741	3.08
U.S. Government agencies mortgage-backed securities	—	0.00	3,054	3.73	14,829	4.66	48,357	3.97	66,240	4.11
U.S. Government agencies collateralized mortgage obligations	618	5.37	—	0.00	—	0.00	5,071	3.14	5,689	3.38
Government agencies preferred stock	—	0.00	—	0.00	—	0.00	10,835	3.21	10,835	3.21
Corporate trust preferred securities	6,561	3.32	3,000	4.66	—	0.00	3,750	5.66	13,311	4.28
Corporate debt securities	—	0.00	5,703	5.45	1,187	3.87	—	0.00	6,890	5.17

Total available for sale securities	$7,179	3.49	$35,738	3.74	$16,016	4.60	$68,013	3.88	$126,946	3.91

Held to Maturity (Amortized Cost):
U.S. Government agency securities	9,000	5.48	—	0.00	—	0.00	—	0.00	9,000	5.48
U.S. Government agencies mortgage-backed securities	—	0.00	—	0.00	—	0.00	418	7.58	418	7.58
Municipal securities	206	3.55	1,672	4.00	3,939	4.16	352	3.99	6,169	4.08

Total held to maturity	$9,206	5.43	$1,672	4.00	$3,939	4.16	$770	5.94	$15,587	4.98

Total investment securities	$16,385	4.54%	$37,410	3.75%	$19,955	4.51%	$68,783	3.90%	$142,533	4.02%

[11]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Loan Portfolio

The Company experienced moderate loan growth during the first quarter of 2003. Net loans increased $59.2 million, or 11%, to $580.5 milllion at March 31, 2003. The increase in loans was funded primarily through deposit growth coming from established branches. While Management believes that it can continue to leverage the Company’s current infrastructure to achieve similar or greater growth in loans for the remainder of the year, no assurance can be given that such growth will in fact occur. Net loans as of March 31, 2003, represented 69% of total assets, compared to 64% as of December 31, 2002.

The growth in net loans is comprised primarily of net increases in construction loans of $1.6 million or 8%, real estate commercial loans of $43.3 million or 18%, commercial loans of $3.5 million or 3%, SBA loans of $13.6 million or 20%. Partially offsetting the growth in these loan categories was a net decrease in trade finance loans of $2.9 million or 6%. The decrease in trade finance loans is primarily due to reduced usage of trade finance line.

As of March 31, 2003, commercial real estate loans totaled $284.5 million, representing 48% of total loans, compared to $241.3 million or 46% of total loans at December 31, 2002. The increase in the percentage of commercial real estate loans resulted from Management’s efforts to promote this segment of the portfolio, as such loans involve a somewhat lesser degree of risk than certain other loans in the portfolio due to the nature and value of the collateral.

The Company may retain SBA loans instead of selling its SBA guaranteed portion until the Company’s net loan-to-deposit ratio moves up to the level of approximately 75%. There were no sales of SBA loans in first quarter of 2003. The Company serviced total SBA loans of $ 46.5 million as of March 31, 2003 and $ 47.6 million as of December 31, 2002, respectively.

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	March 31, 2003		December 31, 2002
	Amount	Percent of Total	Amount	Percent of Total
	Dollars in thousands
Real Estate
Construction	$22,274	3.78%	$20,669	3.90%
Commercial[12]	284,515	48.30	241,252	45.55
Commercial
Korean Affiliate Loans[13]	13,428	2.28	11,335	2.14
Other commercial loans	98,581	16.74	97,205	18.36
Trade Finance[14]
Korean Affiliate Loans	2,485	0.43	3,038	0.57
Other trade finance loans	44,750	7.60	47,068	8.89
SBA	65,235	11.07	55,239	10.43
SBA held for sale[15]	15,870	2.70	12,250	2.32
Other[16]	152	0.00	129	0.01

Consumer:	41,791	7.10	41,463	7.83

Total Gross Loans	589,081	100.00%	529,648	100.00%

Less:
Allowance for Loan Losses	(7,177)		(6,760)
Deferred Loan Fees	(30)		(170)
Discount on SBA Loans Retained	(1,413)		(1,501)

Total Net Loans	$580,461		$521,217

[12]	Real estate commercial loans are loans secured by first deeds of trust on real estate
[13]	Consists of loans to U.S. affiliates or branches of Korean companies.
[14]	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.
[15]	SBA loans held for sale is stated at the lower of cost or market.
[16]	Consists of transactions in process and overdrafts.

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

The following table sets forth the amounts of outstanding balances in the above three categories for South Korea:

Loans and Commitments Involving Korean Country Risk

	March 31, 2003	December 31, 2002
Category	(Dollars in thousands)
Commercial loans to U.S. affiliates or branches of Korean companies	$8,413	$6,953
Unused commitments for loans to U.S. affiliates of Korean companies	12,015	13,642
Acceptances with Korean Banks	12,517	13,213
Standby letters of credit issued by banks in South Korea	10,600	10,379

Total	$43,545	$44,187

Loans and commitments involving direct exposure to the Korean economy totaled $43.5 million or 6% of total loans and commitments and $44.2 million or 7% of total loans and commitments as of March 31, 2003 and December 31, 2002, respectively. The Company’s level of loans and commitments involving such exposure at March 31, 2003 has decreased as compared to December 31, 2002 due to a $1.6 million decrease in unused commitments for loans to U.S affiliates of Korean companies and $696,000 decrease in banker’s acceptances outstanding with Korean banks.

As of March 31, 2003, loans and commitments involving indirect country risk totaled $79.0 million, or 11% of the Company’s total loans and commitments, and loans and commitments involving foreign country risk totaled $31.4 million, or 4% of total loans and commitments. Indirect country risk is defined as the risk associated with U.S. businesses dependent upon foreign countries for business and trade. Approximately 43% of the loans and commitments involving indirect country risk involve borrowers doing business with Korea; the remaining percentages involving other foreign countries are small in relation to the total indirect loans involving total foreign country risk. The effects of the Korean economy and political risks on the Company’s borrowers and indirect borrowing relationships with Korea or the Korean economy have been taken into consideration in the Company’s loan portfolio growth direction. As a result, with the exception of Korea, the Company does not believe it has significant indirect country risk exposure to any other foreign country. The Company limits its risk to export loans by participating in the state and federal agency supported export programs such as the Export Working Capital Program (EWCP) and the California Export Finance Office (CEFO), which guarantee 70 to 90% of the export loans. The Company also requires that a majority of export finance loans be supported by Letters of Credit issued by established creditworthy commercial banks. The Company also monitors other foreign countries for economic or political risks to the portfolio. The Company makes import loans to U.S. domestic business entities whose operations would not be directly affected by the economic conditions of foreign countries.

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

Management’s classification of a loan as nonaccrual or restructured is an indication that there is reasonable doubt as to the full collectibility of principal and/or interest on the loan. At this point, the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid. If the loan deteriorates further due to a borrower’s bankruptcy or similar financial problems, unsuccessful collection efforts or a loss classification by regulators or auditors, the remaining balance of the loan is then charged off. These loans may or may not be collateralized, but collection efforts are continuously pursued. Total nonperforming loans remained at approximately $2.4 million as of March 31, 2003 and December 31, 2002. The slight decrease in nonperforming loans was mainly due to a $103,000 decrease in SBA loans. Nonperforming assets as a percentage of total loans and other real estate owned improved to 0.41% as of March 31, 2003 compared to 0.46% at December 31, 2002. Total nonperforming loans increased by $801,000 to $2.4 million in the first quarter of 2003 from 1.6 million in the first quarter of 2002. This increase was primarily due to one SBA real estate term loan.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	March 31, 2003	December 31, 2002	March 31, 2002
	(Dollars in Thousands)
Nonaccrual loans:
Real estate:
Construction	$—	$—	$—
Commercial	42	49	80
Commercial:
Korean Affiliate Loans	—	—	—
Other commercial loans	902	885	839
Consumer	100	50	36
Trade finance:
Korean Affiliate Loans	—	—	—
Other trade finance loans	87	87	1
SBA	1,254	1,357	628
Other[17]	—	—	—

Total	2,385	2,428	1,584
Loans 90 days or more past due (as to principal or interest) still accruing:
Total	—	—	—
Restructured loans:[18]
Total	—	—	—

Total nonperforming loans	2,385	2,428	1,584
Other real estate owner	—	—	—

Total nonperforming assets	$2,385	$2,428	$1,584

Nonperforming loans as a percentage of total loans	0.41%	0.46%	0.39%
Nonperforming assets as a percentage of total loans and other real estate owned	0.41%	0.46%	0.39%
Allowance for loan losses to nonperforming loans	300.94%	278.42%	341.74%

[17]	Consists of transactions in process and overdrafts
[18]	A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

The Company evaluates impairment of loans according to the provisions SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Under SFAS No. 114, loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest and principal payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, alternatively, at the loan’s observable market price or the fair value of the collateral if the loan is collateralized, less costs to sell.

At March 31, 2003 and December 31, 2002, the Company had classified $1.8 million of its loans as impaired with specific reserves of $476,000 and $468,000, respectively. At March 31, 2003 and December 31, 2002, loans classified as impaired without specific reserves amounted to $2.1 million and $809,000, respectively. This increase is mainly due to downgrading of several commercial and SBA loans for which the SBA guarantees 75% of principal and accrued interest. The average recorded investment in impaired loans at March 31, 2003 and December 31, 2002 was $3.7 million and $3.3 million respectively. Interest income of $95,000 and $351,000 was recognized on impaired loans, on a cash basis, during the quarter and year ended March 31, 2003 and December 31, 2002, respectively.

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

Formula Allowance for Identified Graded Loans. Non-homogenous loans such as commercial real estate, construction, commercial business, trade finance and SBA loans that are not impaired are reviewed individually and subject to a formula allowance. The formula allowance is calculated by applying loss factors to outstanding pass, special mention, substandard, and doubtful loans. The evaluation of inherent loss for these loans involves a high degree of uncertainty, subjectivity, and judgment, because probable loan losses are not identified with specific loan. In determining the formula allowance, Management relies on a mathematical calculation that incorporates a twelve-quarter rolling average of historical losses.

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

The following table sets forth the composition of the allowance for loan losses as of March 31, 2003 and December 31, 2002:

Composition of Allowance for Loan Losses

	As of March 31, 2003	As of December 31, 2002
	(Dollars in thousands)
Specific (Impaired loans).	$476	$468
Formula (non-homogeneous)	5,680	5,178
Homogeneous	358	313
Country risk exposure	663	801

Total allowance and reserve	$7,177	$6,760

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	March, 31 2003	December 31, 2002	March, 31 2002
	(Dollars in thousands)
Balances:
Average total loans outstanding during period[19]	$557,259	$439,493	$391,198
Total loans outstanding at end of period[19]	$587,638	$527,977	$407,482
Allowance for Loan Losses:
Balance before reserve for losses on commitments	$6,760	$5,540	$5,540
Reserve for losses on commitments to extend credit[20]	—	(43)	(43)

Balance at beginning of period	6,760	5,497	5,497
Charge-offs:
Real Estage
Construction	—	—	—
Commercial	—	—	—
Commercial:
Korean Affiliate Loans	—	80	—
Other commercial loans	67	1,243	294
Consumer	27	227	40
Trade Finance:
Korean Affiliate Loans	—	29	—
Other trade finance loans	—	—	—
SBA	—	75	9
Other	—	—	—

Total charge-offs	94	1,654	343
Recoveries
Real estate
Construction	—	—	—
Commercial	—	10	—
Commercial:
Korean Affiliate Loans	53	327	—
Other commercial loans	14	367	141
Consumer	39	5	—
Trade finance:
Korean Affiliate Loans	—	—	—
Other trade finance loans	1	68	—
SBA	4	40	18
Other	—	—	—

Total recoveries	111	817	159

Net loan charge-offs and (recoveries)	(17)	837	184
Provision for loan losses	400	2,100	100

Balance at end of period	$7,177	$6,760	$5,413

Ratios:
Net loan charge-offs to average total loans	(0.00)%	0.19%	0.05%
Provision for loan losses to average total loans	0.07	0.48	0.03
Allowance for loan losses to gross loans at end of period	1.22	1.28	1.33
Allowance for loan losses to total nonperforming loans	300.94	278.42	341.73
Net loan charge-offs to allowance for loan losses at end of period	(0.24)	12.38	3.40
Net loan charge-offs to provision for loan losses	(4.25)%	39.86%	184.00%

(19)	Total loans are net of deferred loan fees and discount on SBA loans sold.
(20)	The reserve for losses on commitments to extend credit and letters of credit is primarily related to lines of credit. The Company evaluates credit risk associated with the loan portfolio at the same time it evaluates credit risk associated with commitments to extend credit and letters of credits. However, as of December 31, 2002, the reserve necessary for the commitments is reported separately in other liabilities in the accompanying statements of financial condition, and not as part of the allowance for loan losses, as presented above.

The allowance for loan losses was $7.2 million as of March 31, 2003, compared to $6.8 million at December 31, 2002. The Company recorded a provision of $400,000 for the first three months of 2003. In addition, the Company has a $93,000 reserve for losses on commitments to extent credit. For the three months ended March 31, 2003, the Company charged off $94,000 and recovered $111,000, resulting in net recoveries of $17,000, compared to net charge-offs of $184,000 for the same period in 2002. The allowance for loan losses was 1.2% of total gross loans at March 31, 2003 compared to 1.3% as of December 31, 2002. The slight decrease in the ratio was primarily due to an 11% increase in new loans at March 31, 2003 compared to December 31, 2002. The Company provides an allowance for the new credits based on the migration analysis discussed previously. The ratio of the allowance for loan losses to total nonperforming loans increased to 300.9% as of March 31, 2003 compared to 278.4% as of December 31, 2002. The ratio of the allowance for loan losses to total nonperforming loans decreased to 300.9% at March 31, 2003 from 341.7% as of March 31, 2002. Management believes that the ratio of the allowance to nonperforming loans at March 31, 2003 was adequate based on its overall analysis of the loan portfolio.

The balance of the allowance for loan losses increased to $7.2 million as of March 31, 2003 compared to $6.8 million as of December 31, 2002. This increase was mainly due to a $502,000 increase in formula (non-homogeneus) allowance and a $45,000 increase in homogeneous allowance. Formula and homogeneous allowances were increased due to loan growth and increase in delinquent auto and credit card loans. These increases were partially offset by a decrease in the country risk allowance, due to reduced percentages used to calculate reserve for domestic business and less discount acceptances.

The provision for loan losses for the quarter was $400,000, or 400% above the $100,000 provision for the prior year period. Considering the current economic climate and the significant growth in our loan portfolio, Management decided it would be prudent and sound to maintain the allowance at its current level of 1.2% of total gross loans.

Management believes the level of allowance as of March 31, 2003 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the quarter. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require in increased provisions for loan losses in the future.

Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, Management performs an ongoing assessment of the risks inherent in the portfolio. Real estate is the principal collateral for the Company’s loans.

Other Assets

Other assets increased by $2.2 million to $6.4 million as of March 31, 2003 compared to $4.2 million at December 31, 2002. The variance was due, primarily, to increase in matured but unsettled securities and fair value of interest rate swap to $1.3 million and $1.1 million, respectively.

Deposits

An important balance sheet component affecting the Company’s net interest margin is its deposit base. The Company’s average deposit cost decreased to 2.22% during the first three months of 2003, compared to 2.73% in 2002. The significant decline in market rates, brought about by the decreases in short term rates set by the Federal Reserve Board, caused the average rates paid on deposits and other liabilities to decline. The U.S. economy is currently in a historically low interest rate environment, and Management sees some merit in wholesale funding sources, to extend liability duration at reasonable costs, utilizing medium to long-term brokered deposits and Federal Home Loan Bank advances.

The Company can deter, to some extent, the rate hunting customers who demand high cost CDs because of local market competition using wholesale funding sources. Total brokered CDs were $11.8 million as of March 31, 2003, with the maturities ranging from one to twenty months. With interest rates relatively low, the Company has extended the duration of its liabilities using wholesale funding sources to protect its net interest margin going forward in the event that interest rates begin to rise. In addition, the Company maintained a $30.0 million time certificate of deposit with the State of California as of March 31, 2003, an increase of $20 million as compared to December 31, 2002. The deposit has been renewed every 3 to 6 months.

Total deposits increased $22.4 million or 3% to $749.4 million at March 31, 2003 compared to $727.0 million at December 31, 2002. This increase in deposit was mainly due to increases in noninterest demand, saving, and time deposits over $100,000. Large part of the increase was contributed by new branches opened during 2000 thru 2002. As of March 31, 2003, new branches held

$162.9 million in total deposits. Noninterest demand, saving, and time deposits over $100,000 increased $7.4 million, $4.8 million and $30.8 million or 4%, 11% and 14%, respectively. These increases were partially offset by a $17.3 million or 10% decrease in Money Market and NOW account deposits and a $3.4 million or 4% decrease in time deposits under $100,000.

Information concerning the average balance and average rates paid on deposits by deposit type for the three months ended March 31, 2003 and 2002 is contained in the “Distribution, Yield and Rate Analysis of Net Income” tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses Federal Home Loan Bank of San Francisco (“FHLB”) advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowing was $14.8 million and 14.9 million, at March 31, 2003 and December 31, 2002, respectively. Notes issued to the U.S. Treasury decreased $1.5 million to $650,000 as of March 31, 2003 compared to $2.2 million as of December 31, 2002. The total borrowed amount outstanding at March 31, 2003 and December 31, 2002 was $15.6 million and $17.6 million, respectively.

LIQUIDITY AND MARKET RISK/INTEREST RISK MANAGEMENT

Liquidity

Liquidity is the Company’s ability to maintain sufficient cash flow to meet deposit withdrawals and loan demands and to take advantage of investment opportunities as they arise. The Company’s principal sources of liquidity have been growth in deposits, proceeds from the maturity of securities, and prepayments from loans. To supplement its primary sources of liquidity, the Company maintains contingent funding sources, which include a borrowing capacity of up to 25% of total assets upon providing collateral with the Federal Home Loan Bank of San Francisco, access to the discount window of the Federal Reserve Bank of San Francisco, a deposit facility with the California State Treasurer’s office up to 50% of total equity with collateral pledging, and an unsecured Fed funds line with correspondent banks.

As of March 31, 2003, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 25%. Total available liquidity as of that date was $175.4 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed Funds Sold, Money Market Funds and uncollateralized securities. It is the Company’s policy to maintain a minimum liquidity ratio of 20%. The Company’s net non-core fund dependence ratio was 22.8% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $40 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The non-core fund dependence ratio was 24% with the assumption of $40 million as stable and core fund sources. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by the long-term assets. The Company had $11.8 million and $13.6 million in brokered deposits as of March 31, 2003 and December 31, 2002, respectively.

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

Asset/liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. The Company actively monitors its assets and liabilities to mitigate risks associated with interest rate movements. In general, the Management’s strategy is to match asset and liability balances within maturity categories to limit the Company’s exposure to earnings fluctuations and variations in the value of assets and liabilities as interest rates change over time. The Company’s strategy for asset/liability management is formulated and monitored by the Company’s Asset/Liability Management Board Committee. This Board Committee is composed of four outside directors and the President. The Chief Financial Officer serves as a secretary of the Committee. The Board Committee meets quarterly to review and adopt recommendations of the Management Committee.

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

The Asset/Liability Management Committee meets regularly to review, among other matters, the sensitivity of the Company’s assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, and maturities of investments and borrowings. The Asset/Liability Management Committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition, and reports regularly to the Asset/Liability Board Committee and the Board of Directors.

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

The Company’s net interest income for the first quarter of 2003 increased by $438,000 due to interest rate swaps. At March 31, 2003, the fair value of the interest rate swaps was at a favorable position of $1,409,000 net of tax of $1,215,000, and is included in accumulated other comprehensive income. At March 31, 2003, the related asset on the interest rate swap of $2,624,000 was included in other assets.

Although the interest rate sensitivity gap analysis is a useful measurement tool and contributes to effective asset/liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the Asset/Liability Management Committee also uses simulation modeling on a quarterly basis as a tool to measure the sensitivity of earnings and net portfolio value (“NPV”) to interest rate changes. Net portfolio value is defined as the net present value of an institution’s existing assets, minus the present value of liabilities and off-balance sheet instruments. The simulation model captures all assets, liabilities, and off-balance sheet financial instruments, such as the interest rate swaps, and other significant variables considered to be affected by interest rates. These other significant variables include prepayment speeds on mortgage-backed securities, cash flows on loans and deposits, principal amortization, call options on investment securities purchased, balance sheet growth assumptions, and changes in interest rate relationships as various rate indices react differently to market rates. The simulation measures the volatility of net interest income and net portfolio value under immediate rising or falling market rate scenarios in 100-basis-point increments up to 300 basis points.

The following table sets forth, as of March 31, 2003, the estimated impact of changes on the Company’s net interest income over a twelve-month period and NPV, assuming a parallel shift of 100 to 300 basis points in both directions.

Change (In Basis Points)	Net Interest Income (next twelve months)	% Change	NPV	% Change
	(Dollars in thousands)
+300	$33,058	15.98%	$67,207	-12.59%
+200	$30,717	7.76%	$71,492	-7.02%
+100	$29,829	4.65%	$75,268	-2.11%
Level	$28,503	0.00%	$76,888	0.00%
-100	$27,489	- 3.56%	$79,062	2.83%
-200	$25,137	- 11.81%	$81,289	5.72%
-300	$21,535	- 24.45%	$83,339	8.39%

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

The Company’s historical strategies in protecting both net interest income and the economic value of equity from significant movements in interest rates have involved using various methods of assessing existing and future interest rate risk exposure and diversifying and restructuring its investment portfolio accordingly. The Company may use off-balance sheet instruments, such as interest rate swaps, as part of its overall goal of minimizing the impact of interest rate fluctuations on the Company’s net interest margin and its shareholders’ equity. As of March 31, 2003, the Company had four interest rate swap agreements with a total notional amount of $85 million, wherein the Company receives a fixed rate of 5.89% at semi-annual intervals and 6.89%, 6.25% and 5.51% at quarterly intervals, respectively. The Company pays a floating rate at quarterly intervals for all four off-balance sheet interest rate swaps based on the Wall Street Journal published Prime Rate, on notional amounts of $20,000,000 (original notional amount of $45,000,000 but terminated $25,000,000 in August 2002), $20,000,000, $25,000,000, and $20,000,000, respectively. These contracts mature on October 30, 2003, May 10, 2005, August 15, 2006, and December 19, 2005, respectively. The Company’s policies also permit the purchase of rate caps and floors, although the Company has not yet engaged in these activities.

CAPITAL RESOURCES

Shareholders’ equity as of March 31, 2003 was $68.5 million, compared to $65.2 million as of December 31, 2002. The primary sources of increases in capital have been retained earnings and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company is financially sound and able to support its growth from its retained earnings. Since inception, the Company has been reinvesting its earnings into its capital in order to support the Company’s continuous growth through the payment of stock rather than cash dividends.

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose Tier I risk based capital ratio, total risk based capital ratio and leverage ratio meet or exceed 6%, 10%, and 5%, respectively, are deemed to be “well-capitalized.” Based on these guidelines, the Company’s Tier 1 and total risk based capital ratios as of March 31, 2003 were 9.89% and 10.97%, respectively. The Company’s leverage ratio was 8.11% as of March 31, 2003. All of the Company’s capital ratios were well above the minimum regulatory requirements for a “well-capitalized” institution.

The following table compares the Company’s and Bank’s actual capital ratios at March 31, 2003, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	10.97%	10.96%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	9.89%	9.87%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	8.11%	8.10%	4.00%	5.00%

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk is included as part of Part I, Item 2 above. See “Management’s Discussion and Analysis of Financial Condition and Results Of Operations—Liquidity and Market Risk/Interest Rate Risk Management”.

Item 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls—There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were taken.

PART II—OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of our business. With the exception of the potentially adverse outcome in the litigation described in the next paragraph, after taking into consideration information furnished by our counsel as to the current status of these claims and proceedings, we do not believe that the aggregate potential liability resulting from such proceedings would have a material adverse effect on our financial condition or results of operation.

On or about March 3, 2003, we were served with a complaint filed by Korea Export Insurance Corporation (“KEIC”) in Orange County, California Superior Court, entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. KEIC is seeking to recover alleged losses from a number of parties involved in international trade transactions that gave rise to bills of exchange financed by various Korean Banks but not ultimately paid. KEIC is seeking to recover damages of approximately $56 million from us based on a claim that we, in our capacity as a collecting bank for these bills of exchange, acted negligently in presenting and otherwise handling trade documents for collection. The claims against some of the other parties in the case are based in part on alleged fraudulent concealment. No claim of fraud or fraudulent concealment has been made against us. None of the claims against us or the other parties has yet been adjudicated, and the litigation is only in the preliminary stages. We have retained legal counsel and intend to vigorously defend this lawsuit. We have not yet answered the complaint filed by KEIC, but instead, on May 8, 2003 filed a motion to dismiss the complaint for failure to state a valid cause of action against us. The motion is currently scheduled to be heard on June 10, 2003.

We believe we have meritorious defenses against the claims made by KEIC. However, we cannot predict the outcome of this litigation. Unless the motion to dismiss is granted, defense of this lawsuit will likely be costly and time consuming. While it is possible that a portion of the claims may ultimately be covered by insurance, it is unlikely that this determination can be made until after the final disposition of the case. If the outcome of this litigation is adverse to us, and we are required to pay significant monetary damages, our financial condition and results of operations are likely to be materially and adversely affected.

Item 2: CHANGES IN SECURITIES

Not applicable

Item 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5: OTHER INFORMATION

Not applicable

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

2	Plan of Reorganization and Agreement of Merger dated June 7, 2002 among California Center Bank, Center Financial Corporation and CCB Merger Company[21]

3.1	Restated Articles of Incorporation of Center Financial Corporation[21]

3.2	Restated Bylaws of Center Financial Corporation[21]

10.1	Employment Agreement between Center Bank and Seon Hong Kim[21]

10.2	Center Bank 1996 Stock Option Plan[21] (assumed by Registrant in the reorganization)

10.3	Lease for Corporate Headquarters Office[21]

10.4	Lease for Gardena Office[21]

10.5	Lease for Downtown Office[21]

11	Statement of Computation of Earnings Per Share (included in Note 6 to consolidated interim financial statements included herein)

99.1	Certification of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K: The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2003.

[21]	Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on June 14, 2002

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: May 14, 2003:	/S/ SEON HONG KIM
Center Financial Corporation Seon Hong Kim President & Chief Executive Officer

Date: May 14, 2003:	/S/ YONG HWA KIM
Center Financial Corporation Yong Hwa Kim Senior Vice President & Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Seon Hong Kim, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Center Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/S/ SEON HONG KIM
Seon Hong Kim President & Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Yong Hwa Kim, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Center Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003:	By	/S/ YONG HWA KIM
Yong Hwa Kim Senior Vice President & Chief Financial Officer