Form 10-Q
period 2003-06-30
CENTER FINANCIAL CORP
filed 2003-08-14
CIK 1174820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

         As of July 31, 2003, there were 7,794,017 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF JUNE 30, 2003 AND DECEMBER 31, 2002 (UNAUDITED)

	6/30/2003	12/31/2002

ASSETS	(Dollars in thousands)
Cash and due from banks	$36,237	$38,877
Federal funds sold	31,925	35,500
Money market funds and interest-bearing deposits in other banks	40,000	40,000

Cash and cash equivalents	108,162	114,377
Securities available for sale, at fair value (amortized cost of $141.4 as of June 30, 2003 and $139.7 as of December 31, 2002)	140,910	140,998
Securities held to maturity, at amortized cost (fair value of $15,107 as of June 30, 2003 and $16,289 as of December 31, 2002)	14,583	15,741
Federal Home Loan Bank and other equity stock, at cost	927	817
Loans, net of allowance for loan losses of $7,350 as for June 30, 2003 and $6,760 as of December 31, 2002	585,504	508,967
Loans held for sale, at the lower of cost or market	15,544	12,250
Premises and equipment, net	10,441	9,988
Customers’ liability on acceptances	3,105	4,257
Accrued interest receivable	3,305	3,269
Deferred income taxes, net	1,097	824
Investments in affordable housing partnerships	3,099	2,982
Other assets	5,767	4,154

Total	$892,444	$818,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	237,362	207,092
Interest-bearing	556,758	519,928

Total deposits	794,120	727,020
Acceptances outstanding	3,105	4,257
Accrued interest payable	2,605	2,576
Other borrowed funds	17,156	17,565
Accrued expenses and other liabilities	4,287	2,000

Total liabilities	821,273	753,418
Commitments and Contingencies (Note 7)
Shareholders’ Equity
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 20,0000,000 shares; issued and outstanding, 7,787,967 as of June 30, 2003 and 7,122,612 as of December 31, 2002	61,097	51,831
Retained earnings	8,779	11,704
Accumulated other comprehensive income, net of tax	1,295	1,671

Total shareholders’ equity	71,171	65,206

Total	$892,444	$818,624

See accompanying notes to consolidated interim financial statements.

CENTER FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (Unaudited)

	Three Months Ended		Six Months Ended
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$9,151	$7,497	$17,829	$14,367
Interest on federal funds sold	118	103	203	188
Interest on taxable investment securities	995	1,109	2,269	2,276
Interest on tax-advantaged investment securities	174	197	377	439
Dividends on equity stock	18	5	24	8
Money market funds and interest-earning deposits	54	139	140	251

Total interest and dividend income	10,510	9,050	20,842	17,529
Interest Expense:
Interest on deposits	2,746	2,521	5,585	4,988
Interest on borrowed funds	127	4	254	12

Total interest expense	2,873	2,525	5,839	5,000

Net interest income before provision for loan losses	7,637	6,525	15,003	12,529
Provision for loan losses	550	400	950	500

Net interest income after provision for loan losses	7,087	6,125	14,053	12,029
Noninterest Income:
Customer service fees	1,743	1,464	3,355	2,886
Fee income from trade finance transactions	640	711	1,275	1,366
Wire transfer fees	177	157	331	287
Gain on sale of loans	937	—	937	341
Net gain on sale of securities available for sale	93	—	340	—
Loan service fees	339	219	624	419
Other income	509	113	695	299

Total noninterest income	4,438	2,664	7,557	5,598
Noninterest Expense:
Salaries and employee benefits	3,435	3,009	6,607	6,065
Occupancy	504	437	943	867
Furniture, fixtures, and equipment	318	254	641	493
Net other real estate owned (income) expense	—	—	—	(98)
Data processing	443	394	834	767
Professional service fees	403	428	665	597
Business promotion and advertising	423	403	854	714
Stationery and supplies	176	79	304	160
Telecommunications	110	106	237	197
Postage and courier service	130	121	251	227
Security service	151	137	294	269
Other operating expenses	538	291	1,079	766

Total noninterest expense	6,631	5,659	12,709	11,024

Income before income tax provision	4,894	3,130	8,901	6,603
Income tax provision	1,815	1,215	3,297	2,547

Net income	$3,079	$1,915	$5,604	$4,056

Earnings per share:
Basic	$0.39	$0.26	$0.72	$0.56

Diluted	$0.38	$0.25	$0.70	$0.54

See accompanying notes to consolidated interim financial statements.

CENTER FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2003 AND YEAR ENDED DECEMBER 31, 2002 (Unaudited)

	Common Stock			Accumulated Other	Total
	Number of Shares	Amount	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity
	(Dollar in thousands)
BALANCE, JANUARY 1, 2002	6,104	$41,284	$10,098	$8	$51,390
Comprehensive income
Net income			9,347		9,347
Other comprehensive income
Change in unrealized gain, net of tax expense of $364 and $842 on:
Securities available for sale				768
Interest rate swap				895	1,663

Comprehensive income					1,010

Stock options exercised	346	1,730			1,730
Tax benefit from stock options exercised		1,077			1,077
Stock dividend	673	7,740	(7,740)
Cash paid for fractional shares			(1)		(1)

BALANCE, DECEMBER 31, 2002	7,123	51,831	11,704	1,671	65,206
Comprehensive income
Net income			5,604		5,604
Other comprehensive income
Change in unrealized (loss) gain, net of tax (benefit) expense of ($747) and $474 on:
Securities available for sale				(1,029)
Interest rate swap				653	(376)

Comprehensive income					228

Stock options exercised	90	508			508
Tax benefit from stock options exercised		232			232
Stock dividend	575	8,526	(8,526)
Cash paid for fractional shares			(3)		(3)

BALANCE, JUNE 30, 2003	7,788	$61,097	$8,779	$1,295	$71,171

See accompanying notes to consolidated interim financial statements.

(Continued)

CENTER FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2003 AND YEAR ENDED DECEMBER 31, 2002 (Unaudited)

Disclosures of reclassification amounts for the six months ended June 30, 2003 and for the year ended December 31, 2002:

	6/30/2003	12/31/2002

	(Dollars in thousands)
Unrealized (loss) gain on securities available for sale:
Unrealized holding (loss) gain arising during period, net of tax (benefit) expense of ($604) in 2003 and $436 in 2002	$(832)	$867
Less reclassification adjustments for gain included in net income, net of tax expense of $143 in 2003 and $72 in 2002	(197)	(99)

Net change in unrealized (loss) gain on securities available for sale, net of tax (benefit) expense of ($747) in 2003 and $364 in 2002	(1,029)	768
Unrealized gain on interest rate swap:
Unrealized holding gain arising during period, net of tax expense of $507 in 2003 and $872 in 2002	700	936
Less reclassification adjustments for gain included in net income, net of tax expense of $33 in 2003 and $30 in 2002	(47)	(41)

Net change in unrealized gain on interest rate swap, net of tax expense of $474 in 2003 and $842 in 2002	653	895

Change in unrealized gain on securities available for sale and interest rate swap, net of tax	$(376)	$1,663

See accompanying notes to consolidated interim financial statements.	(Concluded)

CENTER FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (Unaudited)

	6/30/2003	06/30/2002

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$5,604	$4,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	628	561
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	674	194
Provision for loan losses	950	500
Net gain on sale of securities available for sale	(340)	—
Originations of SBA loans held for sale	(16,214)	(1,043)
Gain on sale of SBA loans	(937)	(341)
Proceeds from sale of SBA loans	14,835	11,683
Net gain on sale of other real estate owned	—	(85)
Federal Home Loan Bank stock dividend	(19)	(6)
Increase in accrued interest receivable	(36)	(623)
Increase in other assets	(487)	(757)
Increase (decrease) in accrued interest payable	29	(690)
Increase in accrued expenses and other liabilities	2,520	987

Net cash provided by operating activities	7,207	14,436

Cash flow from investing activities:
Net decrease in interest-bearing deposits in other banks	—	100
Purchase of securities available for sale	(47,157)	(22,115)
Proceeds from principal repayment, matured, or called securities available for sale	26,802	14,131
Proceeds from sale of securities available for sale	18,340	—
Purchase of securities held to maturity	(300)	(828)
Proceeds from matured, called or principal repayment on securities held to maturity	1,451	1
Purchase of Federal Home Loan Bank and other equity stock	(91)	(473)
Net increase in loans	(78,750)	(79,691)
Proceeds from recoveries of loans previously charged off	285	554
Purchases of premises and equipment	(1,081)	(442)
Proceeds from disposal of equipment	—	8
Proceeds from sale of other real estate owned	—	278
Net (increase) decrease in investments in affordable housing partnerships	(117)	36

Net cash used in investing activities	(80,618)	(88,441)

Cash flow from financing activities:
Net increase in deposits	67,100	63,638
Net (decrease) increase in other borrowed funds	(409)	1,837
Proceeds from stock options exercised	508	304
Stock dividend paid in cash for fractional shares	(3)	(1)

Net cash provided by financing activities	67,196	65,778

Net decrease in cash and cash equivalents	(6,215)	(8,227)
Cash and cash equivalents, beginning of year	114,377	82,191

Cash and cash equivalents, end of year	$108,162	$73,964

Supplemental disclosure of cash flow information:
Interest paid	$5,810	$5,689
Income taxes paid	$2,594	$1,750
Supplemental schedule of noncash investing, operating, and financing activities:
Loans made to facilitate the sale of other real estate owned	$—	$480
Transfer of retained earnings to common stock for stock dividend	$8,526	$7,740

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

         The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank’s headquarters is located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank is a community bank providing comprehensive financial services for small to medium sized business owners, mostly in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is the greater Los Angeles metropolitan area, including Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has thirteen full-service branch offices located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all 13 branches as de novo branches. The new Fullerton Branch opened in July 2003, in the Buena Park area, where the Korean-American population is rapidly growing. The Bank also operates four Loan Production Offices (“LPO’s”) in Phoenix, Seattle, Denver, and Washington D.C. The Bank changed its name from California Center Bank to Center Bank in December 2002.

         Additionally, CB Capital Trust, a Maryland real estate investment trust, was formed as a subsidiary of the Bank in August 2002 with the primary business purpose of investing in the Bank’s real-estate related assets, which Management believes should ultimately reduce state taxes and increase its earnings.  CB Capital Trust was capitalized in September 2002, whereby the Bank exchanged real estate related assets for 100% of the common stock of CB Capital Trust.

         Center Financial’s principal source of income is currently dividends from the Bank, but Center Financial intends to explore supplemental sources of income in the future.  The expenditures of Center Financial, including legal and accounting professional fees, and Nasdaq listing fees, have been and will generally be paid from dividends paid to Center Financial by the Bank.

2.   BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Center Financial, the Bank, and CB Capital Trust. Intercompany transactions and accounts have been eliminated in consolidation.

         The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflect all adjustments which are, in the opinion of Management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three and six months ended June 30, 2003 are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s annual report on Form 10-K/A-2 for the year ended December 31, 2002.

         Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

3.   SIGNIFICANT ACCOUNTING POLICIES

         Accounting policies are fully described in Note 2 in Center Financial’s Annual Report on Form 10-K/A-2 for its fiscal year ended December 31, 2002; and there have been no material changes noted.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual consolidated financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and have not had a material effect on the Company’s consolidated financial statements. The disclosure requirements are effective for consolidated financial statements of interim and annual periods ending after December 31, 2002.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim consolidated financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements. (See Note 7)

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in consolidated financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

         In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards, No. 133, “Accounting for Derivative Instruments and Hedging Activities”. In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of the provision of this statement to have a material effect on the Company’s operating results or financial position.

         In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of the provision of this statement to have a material effect on the Company’s operating results or financial position.

5.   OTHER BORROWED FUNDS

         The Company borrows funds from the Federal Home Loan Bank and the Treasury, Tax, and Loan Investment Program, which is administered by the Federal Reserve Bank. Borrowed funds totaled $17.2 million and $17.6 million at June 30, 2003 and December 31, 2002, respectively. Interest expense on total borrowed funds was $254,000 for the six months ended June 30, 2003, compared to $217,000 for the year ended 2002, reflecting average interest rates of 3.19%, and 3.25%, respectively.

         As of June 30, 2003, borrowed funds from the Federal Home Loan Bank of San Francisco with note terms from 1 year to 15 years amounted to $14.8 million.  Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of notes. The Company has pledged government agencies available for sale securities with a total market value of $15.8 million at June 30, 2003.  Total interest expense on the notes was $249,000 for the six months ended June 30, 2003, reflecting average interest rate of 3.38%.

         Borrowings obtained from the Treasury, Tax, and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged mortgage-backed securities available-for-sale with a total carrying value of $2.5 million at June 30, 2003 and $3.2 million (available for sale at fair market value of $2.2 million and held to maturity at amortized cost of $1.0 million at December 31, 2002), as collateral to participate in the program. The total borrowed amount under the program outstanding at June 30, 2003 and December 31, 2002 was $2.2 million. Interest expense on notes was $5,000 for the six months ended June 30, 2003, and $20,000 for the year ended December 31, 2002, respectively, reflecting average interest rates of 2.13% and 1.67% respectively.

6.    EARNINGS PER SHARE

         The actual number of shares outstanding at June 30, 2003, was 7,787,967. Basic earnings per share is calculated on the basis of weighted average number of shares outstanding during the period. Diluted earnings per share is calculated on the basis of weighted average shares outstanding during the period plus shares issuable upon assumed exercise of outstanding common stock options and warrants.

         The following table sets forth the Company’s earnings per share calculation for the three and six months ended June 30, 2003 and 2002:

	For the Three Months Ended June 30,
	2003			2002
	(In thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$3,079	7,855	$0.39	$1,915	7,342	$0.26
Effect of dilutive securities:
Stock options	—	214	$(0.01)	—	312	$(0.01)

Diluted earnings per share	$3,079	8,069	$0.38	$1,915	7,654	$0.25

	For the Six Months Ended June 30,
	2003			2002
	(In thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$5,604	7,730	$0.72	$4,056	7,331	$0.56
Effect of dilutive securities:
Stock options	—	193	$(0.02)	—	285	$(0.02)

Diluted earnings per share	$5,604	7,923	$0.70	$4,056	7,616	$0.54

7.   STOCK BASED COMPENSATION

At June 30, 2003, the Company has stock-based employee compensation plans, which are described more fully in Note 12 in Center Financial’s Annual Report on Form 10-K/A-2 for its fiscal year ended December 31, 2002. The Company applies the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date of the option is granted. The following table presents the pro forma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except earnings per share)
Net income, as reported	$3,079	$1,915	$5,604	$4,056
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	84	41	156	54

Proforma net income	$2,995	$1,874	$5,448	$4,002

Earning per share:	$0.39	$0.26	$0.72	$0.56
Basic - as reported	$0.38	$0.26	$0.70	$0.55
Basic - pro forma
Diluted - as reported	$0.38	$0.25	$0.70	$0.54
Diluted - pro forma	$0.37	$0.24	$0.69	$0.53

         The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000
Dividend Yield	N/A	N/A	N/A
Volatility	24%	54%	24%
Risk-free interest rate	4.9%	4.3%	6.0%, 6.1%
Expected life	3-5 years	3-5 years	3-5 years

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

         A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at June 30, 2003 and December 31, 2002 follows:

Outstanding Commitments (Dollars in thousands)
	June 30, 2003	December 31, 2002
Loans	$101,576	$100,991
Standby letters of credit	6,568	4,278
Performance bonds	76	183
Commercial letters of credit	19,036	13,934

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

         The Company has entered interest rate swaps to hedge the interest rate risk associated with the cash flows of specifically identified variable-rate loans. As of June 30, 2003, the Company had four interest rate swap agreements with a total notional amount of $85 million, wherein the Company receives a fixed rate of 5.89% at semi-annual intervals and 6.89%, 6.25% and 5.51% at quarterly intervals, respectively. The Company pays a floating rate at quarterly intervals for all four off-balance sheet interest rate swaps based on the Wall Street Journal published Prime Rate, on notional amounts of $20,000,000 (original notional amount of  $45,000,000 but terminated $25,000,000 in August 2002), $20,000,000, $25,000,000, and $20,000,000, respectively.  These contracts mature on October 30, 2003, May 10, 2005, August 15, 2006, and December 19, 2005, respectively.  At June 30, 2003, the Wall Street Journal published Prime Rate was 4.00 percent.  Net interest income of $445,000 and $883,000 was recorded for the three months and six months ended June 30, 2003, respectively.  At June 30, 2003, the fair value of the interest rate swaps was at a favorable position of $1,548,000 net of tax of $1,123,000, and is included in accumulated other comprehensive income. At June 30, 2003, the related asset on the interest rate swap of $2,672,000 was included in other assets. In August 2002, the Company terminated a $25 million notional amount interest rate swap with a gain of  $201,000, which is being recognized over the remaining term of the interest rate swap agreement until October 2003 as a yield adjustment of underlying loans.

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

10.   BUSINESS SEGMENTS

         Our Management utilizes an internal reporting system to measure the performance of our various operating segments. We have identified three principal operating segments for purposes of management reporting: banking operation, trade finance (“TFS”), and small business administration (“SBA”).  Information related to our remaining centralized functions and eliminations of intersegment amounts have been aggregated and included in banking operation.  Although all three operating segments offer financial products and services, they are managed separately based on each segment’s strategic focus. The banking operation segment focuses primarily on commercial and consumer lending and deposit operations throughout our branch network.  The TFS segment allows our import/export customers to handle their international transactions.  Trade finance products include the issuance and collection of letters of credit, international collection, and import/export financing.  The SBA segment provides our customers with the U.S. SBA guaranteed lending program.

         Operating segment results are based on our internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses.  Net interest income is based on our internal funds transfer pricing system which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business.  We allocate indirect costs, including overhead expense, to the various segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. We allocate the provision for credit losses based on new loan originations for the period.  We evaluate overall performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

         Future changes in our management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods have been restated for comparability for changes in management structure or reporting methodologies.

         The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30, 2003

	Banking Operations	TFS	SBA	Total

Interest income	$8,484	$849	$1,177	$10,510

Interest expense	2,676	197	—	2,873

Net interest income	5,808	652	1,177	7,637

Provision for loan losses	257	83	210	550

Net interest income after provision for loan losses	5,551	569	967	7,087

Other operating income	2,834	694	910	4,438

Other operating expenses	5,974	477	180	6,631

Segment pretax profit	$2,411	$786	$1,697	$4,894

Segment assets	$709,462	$76,162	$106,820	$892,444

	Three Months Ended June 30, 2002

	Banking Operations	TFS	SBA	Total

Interest income	$7,383	$643	$1,024	$9,050

Interest expense	2,331	194	—	2,525

Net interest income	5,052	449	1,024	6,525

Provision for loan losses	241	206	(47)	400

Net interest income after provision for loan losses	4,811	243	1,071	6,125

Other operating income	2,073	786	(195)	2,664

Other operating expenses	4,604	625	430	5,659

Segment pretax profit	$2,280	$404	$446	$3,130

Segment assets	$527,818	$50,257	$78,806	$656,881

	Six Months Ended June 30, 2003

	Banking Operations	TFS	SBA	Total

Interest income	$16,891	$1,619	$2,332	$20,842

Interest expense	5,445	394	—	5,839

Net interest income	11,446	1,225	2,332	15,003

Provision for loan losses	605	76	269	950

Net interest income after provision for loan losses	10,841	1,149	2,063	14,053

Other operating income	5,287	1,416	854	7,557

Other operating expenses	10,997	1,181	531	12,709

Segment pretax profit	$5,131	$1,384	$2,386	$8,901

Segment assets	$709,462	$76,162	$106,820	$892,444

	Six Months Ended June 30, 2002

	Banking Operations	TFS	SBA	Total

Interest income	$14,323	$1,211	$1,995	$17,529

Interest expense	4,627	373	—	5,000

Net interest income	9,696	838	1,995	12,529

Provision for loan losses	341	206	(47)	500

Net interest income after provision for loan losses	9,355	632	2,042	12,029

Other operating income	4,151	1,529	(82)	5,598

Other operating expenses	8,864	1,342	818	11,024

Segment pretax profit	$4,642	$819	$1,142	$6,603

Segment assets	$527,818	$50,257	$78,806	$656,881

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three and six months ended June 30, 2003. This analysis should be read in conjunction with our Annual Report on Form 10-K/A-2 for the year ended December 31, 2002 and with the unaudited consolidated financial statements and notes as set forth in this report.

FORWARD-LOOKING STATEMENTS

     Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuer’s of such securities suffering financial losses; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, see “Liquidity and Market Risk/Interest Risk Management,” below, and the information contained in our Annual Report on Form 10-K/A-2 for the year ended December 31, 2002 under the caption “Business – Risk Factors”..

Critical Accounting Policy

       The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, Management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company’s allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that Management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in our markets, including economic conditions in Southern California, South Korea and other Pacific Rim countries, and in particular, the state of certain industries. Size and complexity of individual credits in relation to lending officers’ background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodologies. As the Company adds new products, increases the complexity of its loan portfolio, and expands its geographic coverage, it will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “ - Financial Condition Analysis - Allowance for Loan Losses.” Although Management believes the level of the allowance as of June 30, 2003 is adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

SUMMARY OF FINANCIAL DATA

RESULTS OF OPERATIONS SUMMARY

     The Company reported net income of $3.1 million for the second quarter of 2003 compared with net income of $1.9 million for the second quarter of 2002. Basic and diluted earnings per share were $0.39 and $0.38, respectively, for the second quarter of 2003, compared to $0.26 and $0.25, respectively, for the second quarter of 2002. The Company’s annualized return on average assets was 1.46% and annualized return on average equity was 17.63% for the quarter ended June 2003 compared to 1.22% return on average assets and 14.02% return on average shareholders’ equity for the same quarter in 2002. The higher return on average assets and return on average shareholders’ equity in the current period compared with a year ago is primarily due to a 67% increase in noninterest income as a result of gain on SBA loan sales and increases in loan service fees and other income and, in the case of return on average equity, a significant increase in net interest income.

     The Company’s improvement in its 2003 second quarter earnings compared to the same period in 2002 represents an increase of 61%. The increase in earnings resulted primarily from (i) a significant increase in net interest income due to a substantial increase in earning assets and Management’s actions to hedge against the declining rate environment by entering into a series of interest rate swaps during 2001 and 2002, and (ii) an increase in noninterest income primarily due to SBA loan sales.

     The Company’s efficiency ratio, defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income, improved to 54.91% for the quarter compared to 61.58% in the like quarter a year ago. This improvement was primarily due to growth in net interest income and noninterest income from new branches opened during 2000, 2001 and 2002, and the slower growth in noninterest expense due to the Company’s ongoing efforts to improve efficiency and productivity.

     Net income and profitability ratios for the first six months of 2003 compare favorably to the first six months of 2002. Net income for the six months ended June 30, 2003 was $5.6 million compare with $4.1 million for the same period in 2002. This positive variance represents a 38% increase in net income. Basic and diluted earnings per share were $0.72 and $0.70, respectively, for the first six months of 2003, compared to $0.56 and $0.54, respectively, for the first six months of 2002. The Company’s annualized return on average assets was 1.35% and annualized return on average equity was 16.47% for the six months ended June 2003 compared to 1.34% return on average assets and 15.21% return on average equity for the same period in 2002

     Total interest and dividend income for the first half of 2003 of $20.8 million was up 19% from $17.5 million for the first half of 2002. This increase was primarily due to a (i) 193% increase in interest rate swaps income and (ii) $215 million increase in average earning assets. The Company’s continued growth of its loan portfolio necessitated a provision for loan losses the amount of $950,000 for the first six months of 2003, compared to a provision of $0.5 million for the same period in 2002. The largest percentage increase in year-to-date comparison was from $2.0 million, or 35%, increase in noninterest income. Noninterest income increased 19% for the first half of 2003 excluding the impact of a one-time gain on sale of loans and securities available for sale.

     For the second quarter of 2003, noninterest expense increased 17% to $6.6 million, compared to $5.7 million for the same quarter in 2002. The increase in noninterest expense was attributable to increases in salaries, stationary and supplies, and other operating expenses. Total noninterest expenses were $12.7 million for the first half of 2003 as compared to $11.0 million for the same period last year. Branch expansions and new hires of highly experienced personnel largely contributed to this increase. Despite increases in noninterest expense, the Company’s efficiency ratio improved to 56.33% for the first half of 2003 compared to 60.81% in the like period a year ago.

FINANCIAL CONDITION SUMMARY

    As of June 30, 2003, total assets increased 9% to $892.4 million, compared to $818.6 million at December 31, 2002. The increase in total assets was primarily a result of growth in net loans of $79.8 million, partially offset by a decrease in cash and cash equivalents of $6.2 million. The increase in total assets was funded by increases in deposits. Average earning assets for the first half of 2003 increased by 39% to $770.9 million, compared to the same period of 2002, while average net loans for the first half were $570.9 million, 42% higher than the same period of the prior year.

    The loan portfolio increased by 15% to $601.0 million at June 30, 2003, compared to $521.2 million at December 31, 2002. Total net loans as a percentage of total assets also increased to 67% at June 30, 2003 compared to 64% at December 31, 2002. The growth in loans was mainly due to increases in commercial real estate and SBA loans.

    Total investment securities slightly decreased to $155.5 million at June 30, 2003, compared to $156.7 million at December 31, 2002. Most of the decrease was in held-to-maturity securities, which decreased 7% to $14.6 million at June 30, 2003 compared to $15.7 million at December 31, 2002. Investment securities represented 17% of total assets at June 30, 2003, compared to 19% as of December 31, 2002.

    Total deposits increased $67.1 million or 9% to $794.1 million at June 30, 2003, compared to $727.0 million at December 31, 2002. This increase in deposits was mainly due to increases in noninterest-bearing demand, saving, and time deposits over $100,000. A large part of the increase was contributed by new branches opened in 2000, 2001 and 2002. As of June 30, 2003, the new branches opened in 2001 and 2002 held $168.6 million or 21% of total deposits. Noninterest-bearing demand, saving, and time deposits over $100,000 increased $30.2 million, $9.1 million and $49.1 million or 15%, 20% and 22%, respectively. These increases were partially offset by a $19.1 million or 11% decrease in Money Market and NOW account deposits and a $2.2 million or 3% decrease in time deposits under $100,000.

    Time deposits over and under $100,000 included brokered deposits of $7.3 million at June 30, 2003. The Company accepted brokered deposits during the early part of 2002 to increase longer-term deposits in the low interest rate environment. The terms of the deposits range from six months to two years. The average rate on these deposits was 3.30%. As a percentage of total deposits, demand deposits, money market and NOW accounts, savings, time deposits over $100,000, and time deposits under $100,000 comprised 30%, 19%, 7%, 11% and 34% as of June 30, 2003, respectively, compared to 28%, 23%, 6%, 12% and 30% as of December 31, 2002 and 31%, 15%, 6%, 13% and 35% as of June 30, 2002.

    The Company took long-term advances in July and October 2002 in the total amount of $14.9 million from the Federal Home Loan Bank of San Francisco with note terms from 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of the notes. As of June 30, 2003, FHLB advances amounted to $14.8 million.

    Total Shareholders’ Equity as of June 30, 2003 was $71.2 million, compared to $ 65.2 million at December 31, 2002. The increase in Shareholders’ Equity was attributable to net earnings of $5.6 million for the first half of 2003, an increase in capital by $740,000 due to proceeds from and income tax benefits allowed on options exercised during the quarter, a $376,000 net decrease in unrealized gain from securities available for sale and the fair value of interest rate swaps for hedging purposes.

EARNINGS PERFORMANCE ANALYSIS

    As previously noted and reflected in the Consolidated Statements of Operations, during the second quarter and for the six months ended June 30, 2003 the Company generated net income of $3.1 million and $5.6 million, respectively, as compared to $1.9 million and $4.1 million for the same periods in 2002. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and net noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

      The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

      Total interest and dividend income for the second quarter of 2003 increased 16% to $10.5 million compared with $9.1 million for the same period in 2002, primarily due to growth in earning assets and income from interest rate swaps. Growth was driven by average net loans and average investment securities. Average net loans increased $171.6 million or 41% and average investments increased $35.6 million or 35% for the second quarter of 2003 compared to the same period in 2002.

      Total interest expense for the second quarter of 2003 increased 14% to $2.9 million compared with $2.5 million for the same quarter in 2002. This increase was due to deposit growth partially offset by lower rates paid on substantially all categories of interest-bearing deposit accounts.

      Net interest income before provision for loan losses increased by $1.1 million for the second quarter of 2003 compared to the like quarter in 2002. Of this increase, approximately $2.7 million was due to volume changes offset by $1.1 million and $510,000 in rate and rate/volume changes, respectively. The average yield on loans for the second quarter of 2003 declined to 6.21% compared to 7.17% for the like quarter in 2002, a decrease of 96 basis points. The average investment portfolios for the second quarter of 2003 and 2002 were $137.1 million and $101.5 million, respectively. The average yields on the investment portfolio as of the first quarter of 2003 and 2002 were 3.42% and 5.16%, respectively.

      The interest margin for the quarter equaled 3.91%, a 64 basis points decline compared to 4.55% for the same quarter of 2002. This decrease in net interest margin was mainly attributable to decreased yield in loans and available-for-sale securities. Matured and paid off mortgage-backed and corporate securities were replaced with the same type of securities at lower yields. The yield on earning assets for the second quarter of 2003 was 5.38%, 92 basis points lower than 6.30% in the same quarter of last year. This decrease in 2003 was mainly due to 50 basis points reduction in prime and market rates set by the Federal Reserve Board in November 2002. Similarly, the average cost of interest-bearing liabilities has declined to 2.13% in the second quarter 2003 compared to 2.57% during the same quarter in 2002.

      The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended June 30, 2003 and 2002:

Distribution, Rate and Yield Analysis of Net Income
	Three Months Ended June 30,
	2003			2002
	(Dollars in thousands)
Assets:	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[1]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[1]
Interest-earning assets:
Loans [2]	$591,191	$9,151	6.21%	$419,606	$7,497	7.17%
Federal funds sold	36,526	118	1.30	24,337	103	1.70
Taxable investment securities:
U.S. Treasury	2,208	24	4.36	2,156	24	4.46
U.S. Governmental agencies debt securities	30,344	283	3.74	19,323	268	5.56
U.S. Governmental agencies mortgage backed securities	61,391	495	3.23	52,254	678	5.20
U.S. Governmental agencies collateralized mortgage obligations	5,150	28	2.18	2,508	37	5.92
Municipal securities	102	1	3.93	103	1	3.89
Other securities [3]	18,752	164	3.51	6,662	101	6.08

Total taxable investment securities:	117,947	995	3.38	83,006	1,109	5.36
Tax-advantaged investment securities [4]
Municipal securities	6,066	62	6.31	5,590	58	6.40
Others - Government preferred stock	13,075	112	4.73	12,934	139	5.94

Total tax-advantaged investment securities	19,141	174	5.23	18,524	197	6.08
Equity Stocks	893	18	8.08	524	5	3.83
Money market funds and interest-earning deposits	18,242	54	1.19	29,836	139	1.87

Total interest-earning assets	783,940	$10,510	5.38%	575,833	$9,050	6.30%

Non-interest earning assets:
Cash and due from banks	38,061			33,839
Bank premises and equipment, net	10,384			8,920
Customers’ acceptances outstanding	3,107			4,305
Accrued interest receivables	3,221			2,692
Other assets	9,333			6,269

Total noninterest-earning assets	64,106			56,025

Total Assets	$848,046			$631,858

[1]	Average rates/yields for these periods have been annualized.

[2]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees (cost) included in loan income were approximately ($77,000) and $238,000, for the three months ended June 30, 2003 and 2002, respectively. Amortized loan (cost) fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[3]	Other securities include U.S. government asset-backed securities, corporate trust preferred securities, and corporate debt securities.

[4]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Distribution, Rate and Yield Analysis of Net Income

		Three Months Ended June 30,
		2003			2003
		(Dollars in thousands)
Liabilities and Shareholders’ Equity:	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [5]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [5]
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$142,015	$496	1.40%	$85,681	$363	1.70%
Savings	51,760	377	2.92	34,753	224	2.59
Time certificates of deposit in:
denominations of $100,000 or more	247,409	1,399	2.27	196,848	1,414	2.88
Other time certificates of deposit	83,770	474	2.27	75,273	520	2.77

	524,954	2,746	2.10	392,555	2,521	2.58
Other borrowed funds	15,901	127	3.20	884	4	1.81

Total interest-bearing liabilities	540,855	$2,873	2.13%	393,439	$2,525	2.57%

Non-interest-bearing liabilities:
Demand deposits	227,409			173,466
Other liabilities	9,746			10,181

Total non-interest bearing liabilities	237,155			183,647
Shareholders’ equity	70,036			54,772

Total liabilities and shareholders’ equity	$848,046			$631,858

Net interest income		$7,637			$6,525

Net interest spread [6]			3.25%			3.73%
Net interest margin [7]			3.91%			4.55%

Ratio of average interest-earning assets to interest-bearing liabilities
			144.94%			146.36%

         Net interest income before provision for loan losses for the first half of 2003 was $15.0 million compared to $12.5 million for the first half of 2002 which constitutes an increase of $2.5 million, or 20%. Of this increase, approximately $5.3 million was due to volume changes offset by $1.9 million and $958,000 in rate and rate/volume changes, respectively. The average yield on loans for the second half of 2003 declined to 6.30% compared to 7.19% for the like period in 2002, a decrease of 89 basis points. The average investment portfolios for the second half of 2003 and 2002 were $144.4 million and $104.1 million, respectively. The average yields on the investment portfolio as of the first quarter of 2003 and 2002 were 3.69% and 5.26%, respectively. Higher growth in lower cost deposits such as money market demand and NOW and savings accounts had a favorable impact on the Company’s net interest margin. For the second half of 2003, money market and NOW and savings accounts grew $67.7 million or 82% as compared to the like period in 2002. Average yield on savings for second half of 2003 increased 41 basis point to 2.90% as compared to 2.49% for the same period in 2002, mainly due to increase in higher rate installment savings. Other borrowed funds for the second half of 2003, increased $14.8 million to $16.0 million compared to $1.2 million for the first half of 2002. In order to take an advantage to lower long term borrowing rates, the Company increased its borrowings during the third quarter of 2002.

5 Average rates/yields for these periods have been annualized.
6 Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
7 Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

         The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the six months ended June 30, 2003 and 2002:

Distribution, Rate and Yield Analysis of Net Income

	Six Months Ended June 30,
	2003			2002

	(Dollars in thousands)
Assets:	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[8]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [1]
Interest-earning assets:
Loans [9]	$570,867	$17,829	6.30%	$402,737	$14,367	7.19%
Federal funds sold	32,264	203	1.27	22,720	188	1.67
Taxable investment securities:
U.S. Treasury	2,215	49	4.46	2,167	49	4.56
U.S. Governmental agencies debt securities	31,574	625	3.99	18,771	516	5.54
U.S. Governmental agencies mortgage backed securities	67,453	1,168	3.49	55,379	1,419	5.17
U.S. Governmental agencies collateralized mortgage obligations	5,533	83	3.03	2,363	89	7.60
Municipal securities	102	3	5.93	103	3	5.87
Other securities [10]	18,267	341	3.76	6,676	200	6.04

Total taxable investment securities:	125,144	2,269	3.66	85,459	2,276	5.37
Tax-advantaged investment securities [11]
Municipal securities	6,072	124	6.34	5,496	115	6.49
Others - Government preferred stock	13,229	253	5.31	13,169	324	6.83

Total tax-advantaged investment securities	19,301	377	5.63	18,665	439	6.73
Equity Stocks	855	24	5.66	344	8	4.69
Money market funds and interest-earning deposits	22,514	140	1.25	26,285	251	1.93

Total interest-earning assets	770,945	$20,842	5.45%	556,210	$17,529	6.36%

Non-interest earning assets:
Cash and due from banks	37,457			32,430
Bank premises and equipment, net	10,267			8,948
Other real estate owned	—			86
Customers’ acceptances outstanding	3,290			4,191
Accrued interest receivables	3,272			2,790
Other assets	9,070			6,046

Total noninterest-earning assets	63,356			54,491

Total Assets	$834,301			$610,701

[8]	Average rates/yields for these periods have been annualized.

[9]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan (cost) fees included in loan income were approximately ($10,000) and $487,000, for the six months ended June 30, 2003 and 2002, respectively. Amortized loan (cost) fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[10]	Other securities include U.S. government asset-backed securities, corporate trust preferred securities, and corporate debt securities.

[11]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Distribution, Rate and Yield Analysis of Net Income

		Six Months Ended June 30,
		2003			2002

		(Dollars in thousands)
Liabilities and Shareholders’ Equity:	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[12]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [5]
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$150,152	$1,089	1.46%	$82,477	$702	1.72%
Savings	49,693	714	2.90	32,982	407	2.49
Time certificates of deposit in:
denominations of $100,000 or more	238,279	2,820	2.39	188,440	2,795	2.99
other time certificates of deposit	83,994	962	2.31	75,611	1,084	2.89

	522,118	5,585	2.16	379,510	4,988	2.65
Other borrowed funds	16,048	254	3.19	1,248	12	1.94

Total interest-bearing liabilities	538,166	$5,839	2.19%	380,758	$5,000	2.65%

Non-interest-bearing liabilities:
Demand deposits	218,496			166,337
Other liabilities	9,041			9,826

Total non-interest bearing liabilities	227,537			176,163
Shareholders’ equity	68,598			53,780

Total liabilities and shareholders’ equity	$834,301			$610,701

Net interest income		$15,003			$12,529

Net interest spread[13]			3.26%			3.71%
Net interest margin[14]			3.92%			4.54%

Ratio of average interest-earning assets to
interest-bearing liabilities			143.25%			146.08%

12 Average rates/yields for these periods have been annualized.
6   Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
7   Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

     The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume), (ii) changes in interest rates (rate), and (iii) changes in both rate and volume (rate/volume):

	Three Months Ended June 30, 2003 vs. 2002 Increase (Decrease) Due to change In				Six Months Ended June 30, 2003 vs. 2002 Increase (Decrease) Due to change In
Earning Assets	Volume	Rate	Rate / Volume	Total	Volume	Rate	Rate / Volume	Total
	(Dollars in thousands)
Interest Income:
Loans [15]	$3,066	$(1,002)	$(410)	$1,654	$5,998	$(1,789)	$(747)	$3,462
Federal funds sold	52	(24)	(13)	15	79	(45)	(19)	15
Taxable investment securities	467	(409)	(172)	(114)	1,057	(727)	(337)	(7)
Tax-advantaged securities [16]	7	(29)	(1)	(23)	15	(74)	(3)	(62)
Equity stocks	4	6	3	13	13	1	2	16
Money market funds and interest-earning deposits	(55)	(51)	21	(85)	(37)	(88)	14	(111)

Total earning assets	3,541	(1,509)	(572)	1,460	7,125	(2,722)	(1,090)	3,313

Interest Expense:
Deposits and borrowed funds
Money market and super NOW accounts	239	(64)	(42)	133	577	(104)	(85)	388
Savings deposits	110	29	14	153	206	66	34	306
Time deposits	420	(396)	(85)	(61)	856	(781)	(172)	(97)
Other borrowings	68	4	51	123	143	8	91	242

Total interest-bearing liabilities	837	(427)	(62)	348	1,782	(811)	(132)	839

Net interest income	$2,704	$(1,082)	$(510)	$1,112	$5,343	$(1,911)	$(958)	$2,474

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

     The provision for loan losses for the quarter was $550,000, 38% above the $400,000 provision for the prior year period. On a year-to-date basis, provision for loan losses through June 30, 2003 was $950,000, an increase of $450,000 over the $500,000 provision for the comparable period in 2002. Considering the current economic climate and the significant growth in our loan portfolio, Management decided it would be prudent and sound to make this provision in order to maintain the allowance at a level of 1.2% of total gross loans. Management believes that the $950,000 additional loan loss provision was adequate for the first six months of 2003. While Management believes that the allowance for loan losses at June 30, 2003 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimation, inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

Noninterest Income

     Noninterest income includes revenues earned from sources other than interest income. The primary sources of noninterest income include customer service charges and fees on deposit accounts, fees and commissions generated from trade finance activities

[15]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in loan income were approximately ($10,000) and $487,000, for the six months ended June 30, 2003 and 2002, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[16]	Yield on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

and issuance of letters of credit, ancillary fees on loans, net gains on sales of loans and net gains on sale of investment securities available for sale.

     During the second quarter of 2003, the Company sold $13.7 million in SBA loans and realized a $937,000 gain on sale. Primarily as a result of this SBA loan sale, noninterest income increased 67% to $4.4 million for the second quarter of 2003 compared to $2.7 million for the same quarter in 2002. Noninterest income as a percentage of average earning assets also increased from 1.86% to 2.27% for the same periods. Core noninterest income, which excludes gain on sale of securities and gain on sale of loans, increased 28% to $3.4 million for the second quarter of 2003, compared with $2.7 million for the like quarter in 2002. For the first six months of 2003 noninterest income increased by $2.0 million or 35% to $7.6 million compared to $5.6 million for the six months of 2002. However, the ratio of noninterest income to average earning assets decreased to 1.98% for the six months ended June 30, 2003 from 2.03% for the same period in 2002.

     The primary sources of recurring noninterest income continue to be customer service fee charges on deposit accounts and fees from trade finance transactions. Customer service fees increased by $279,000, or 19%, in the second quarter of 2003, and by $469,000, or 16% for the first six months of 2003, compared to the same period last year. The increase in customer service fees was mainly due to contributions from new branches opened during 2000 and 2001. For the first half of 2003, customer service fees as a percentage of total core noninterest income slightly decreased to 53% compared to 55% for the first half of 2002.

     Fee income from trade finance transactions fell by $71,000, or 10%, for the second quarter, and $91,000, or 7% for the first six months of 2003. This decrease was primarily due to decreased levels of international trade activity by the Company’s customers in the periods under review.

     The Company sold available-for-sale government securities during the second quarter of 2003 with a net gain of $93,000. There was no gain on sale on securities in the second quarter of 2002.

     As a result of SBA loan sales and retention of servicing rights, loan service fees increased $120,000, or 55%, for the second quarter of 2003, and $205,000, or 49% for the first six months of 2003.

     During the second quarter of 2003, the Company started a mortagage loan program, which is essentially a referral program to a third party mortage lender. As a result of income contribution from the mortage loan program and increases in other charges and fees, other income increased by $396,000, or 350% for the second quarter of 2003, and $396,000, or 132% for the first six months of 2003.

     The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

Noninterest Income	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2003		2002		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in thousands)
Customer service fee	$1,743	39.27%	$1,464	54.95%	$3,355	44.40%	$2,886	51.55%
Fee income from trade finance transactions	640	14.42	711	26.69	1,275	16.87	1,366	24.40
Wire transfer fees	177	3.99	157	5.89	331	4.38	287	5.13
Gain on sale of loans	937	21.11	—	—	937	12.40	341	6.09
Net gain on sale of securities available for sale	93	2.10	—	—	340	4.50	—	—
Other loan related service fees	339	7.64	219	8.22	624	8.26	419	7.48
Other income	509	11.47	113	4.25	695	9.19	299	5.35

Total noninterest income:	$4,438	100.00%	$2,664	100.00%	$7,557	100.00%	$5,598	100.00%

As a percentage of average earning assets:	2.27%		1.86%		1.98%		2.03%

Noninterest Expense

     For the second quarter of 2003, noninterest expense increased 17% to $6.6 million, compared to $5.7 million for the same quarter in 2002. The increase in noninterest expense was attributable to increases in salaries, stationery and supplies, and other operating expenses. On the other hand, noninterest expense as a percentage of average assets decreased to 3.39% in the second quarter of 2003 as compared to 3.94% in same period in 2002. Noninterest expense for the first half of 2003 increased 15% to $12.7 million compared with $11.0 million for the first half of 2002.

     The Company’s efficiency ratio, defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income, as a result of increases in interest and dividend income and other income improved to 54.91% for the second quarter of 2003, and 56.33% for the first half of 2003 compared to 61.58% and 60.81 in the like period a year ago. This improvement was primarily due to growth in net interest income and noninterest income from the new branches opened during 2000, 2001 and 2002 and the slower growth in noninterest expense due to the Company’s ongoing efforts to improve efficiency and productivity.

     Compensation and employee benefits increased 14% to $3.4 million for the second quarter ended of 2003 compared to $3.0 million for the same quarter in 2002 but decreased from 53% to 52% of total noninterest expenses for these periods. This increase in the dollar volume was mainly due to expenses associated with the increased personnel to staff new branch and normal salary increases. Increase in compensation and employee benefits was 9% for the first half of 2003 compared to the same period in 2002.

     Furniture, fixture, and equipment expense increased by 25% to $318,000 for second quarter of 2003 compared to $254,000 for the same quarter in 2002 and remained flat about 4% of total noninterest expenses. The increased expense in this category was attributable to increase in maintenance expenses due to new service contracts for equipment. Furniture, fixture, and equipment expense was $641,000 for the six months ended 2003 an increase of 30% as compared to $493,000 for the same period in 2002.

     Following Center Bank’s name change and branch network expansion, stationery and supplies expenses increased by 123% to $176,000 for the second quarter of 2003 compared to $79,000 in the first quarter of 2002. On a year-to-date basis stationery and supplies expense also increased by $144,000 to $304,000 for the first six months of 2003 compared with $160,000 for the same period in 2002.

     Other operating expenses increased by $247,000 for the second quarter of 2003, and $313,000 for the first half of 2003. This increase was mainly due to increase in assesments and other administrative expenses.

     Other noninterest expenses include occupancy, data processing, professional service fees, business promotion and advertising, telecommunications, postage, courier service and security service expenses. For the second quarter of 2003, these noninterest expenses increased 7% to $2.1 million compared to $2.0 million for the same quarter in 2002. Increases were primarily due to Center Bank’s name change and opening of new branches.

     The following table sets forth the breakdown of noninterest expense for the periods indicated:

Noninterest Expense	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2003		2002		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Salaries and benefits	$3,435	51.80%	$3,009	53.17%	$6,607	51.99%	$6,065	55.02%
Occupancy	504	7.60	437	7.72	943	7.42	867	7.86
Furniture, fixture, and equipment	318	4.80	254	4.50	641	5.04	493	4.47
Net other real estate owned (income) expense	—	—	—	—	—	—	(98)	–0.89
Data processing	443	6.68	394	6.96	834	6.56	767	6.96
Professional services fees	403	6.08	428	7.56	665	5.23	597	5.42
Business promotion and advertising	423	6.38	403	7.12	854	6.72	714	6.48
Stationery and supplies	176	2.65	79	1.40	304	2.39	160	1.45
Telecommunications	110	1.66	106	1.87	237	1.86	197	1.79
Postage and courier service	130	1.96	121	2.14	251	1.97	227	2.06
Security service	151	2.28	137	2.42	294	2.31	269	2.44
Other operating expense	538	8.11	291	5.14	1,079	8.51	766	6.94

Total noninterest expense	$6,631	100.00%	$5,659	100.00%	$12,709	100.00%	$11,024	100.00%

As a percentage of average earning assets		3.39%		3.94%		3.32%		4.00%
Efficiency ratio		54.91%		61.58%		56.33%		60.81%

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

     The provision for income taxes increased 49% to $1.8 million for the second quarter of 2003 compared to $1.2 million for the same period in 2002, but the effective tax rates decreased to 37.09% from 38.82% for the second quarter of 2003. The increase in the tax provision was attributable to a 56% increase in pretax earnings in the second quarter of 2003 compared to the same period a year ago. The effective tax rates decreased in the first quarter of 2003 due to an increase in low-income housing tax credits. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $249,000 for the first half of 2003 compared to $153,000 for the six months ended in June 30, 2002.

     The Company normally has a net deferred tax asset. The Company’s deferred tax asset was $1,097,000 and $824,000 as of June 30, 2003 and December 31, 2002, respectively.

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

Interest Earning Short-Term Investments

     The Company invests its excess available funds from daily operations in overnight Fed Funds and Money Market Funds. The Company started to invest in Money Market Funds beginning in the fourth quarter of 2001 as an alternative to Fed Funds to obtain higher yield. Money Market Funds are composed of mostly government funds and high quality short-term commercial paper. The Company can redeem the funds at any time. As of June 30, 2003 and December 31, 2002, the amounts invested in Fed Funds were $31.9 million and $35.5 million, respectively. The average yield earned on these funds was 1.27% for the first six months of 2003 compared to 1.67% for the same period last year. The Company invested $40.0 million in Money Market Funds as of June 30, 2003 and December 31, 2002. The average balance and yield on money market funds were $22.5 million and 1.25% for the first six months of 2003.

Investment Portfolio

     As of June 30, 2003, investment securities totaled $155.5 million or 17% of total assets, compared to $156.7 million or 19% of total assets as of December 31, 2002. The decrease in the investment portfolio was due to: (i) sale of $18.3 million in available-for-sale securities, (ii) $450,000 of held-to-maturity municipal securities called during the quarter, (iii) $1.0 million available-for-sale securities and $1.0 million government agency held-to-maturity securities matured during the period, and (iv) principal payment of $25.8 million on mortgage-backed securities. These decreases were partially offset by purchases of $300,000 in held-to-maturity and $37.2 million in available-for-sale securities and $10.0 million invested in mutual funds.

     As of June 30, 2003, available-for-sale securities totaled $140.9 million, compared to $141.0 million as of December 31, 2002. Available-for-sale securities as a percentage of total assets decreased to 16% as of June 30, 2003 from 17% as of December 2002. Held-to-maturity securities decreased to $14.6 million as of June 30, 2003, compared to $15.7 million as of December 31, 2002. The composition of available-for-sale and held-to-maturity securities was 91.0% and 9.0% as of June 30, 2003, compared to 90% and 10% as of December 31, 2002, respectively. New securities were purchased in the available-for-sale classification to provide flexibility. For the three months and six months ended June 30, 2003, the yield on the average investment portfolio was 3.42% and 3.69%, respectively, decreases of 174 and 157 basis points, respectively, as compared to 5.16% and 5.26% for the same periods of 2002. During the first half of 2003, several of the Company’s mortgage-backed and corporate securities held in the available-for-sale category either matured or were paid off and were replaced with similar securities at lower yields.

     The average balance of taxable investment securities increased by 46% to $125.1 million for the six months ended June 30, 2003, compared to $85.5 million for the same period last year. The annualized average yield declined 171 basis points to 3.66% for the six months ended June 30, 2003, compared to 5.37% for the same period last year. The growth in taxable securities was attributable to the Company’s investment strategy of replacing its called and matured securities with, short-term (less than 1 year) call protected government agency securities and with corporate securities to enhance investment yield.

     The average balance of tax-advantaged securities was $19.3 million and $18.7 million for the six months ended June 30, 2003 and 2002, respectively. The growth was due to the appreciation of market value followed by market rate. The average yield on tax-advantaged securities for the six months ended June 30, 2003 was 3.94% compared to 4.74% for the same periods last year. The significant decrease in yield on the tax advantage securities was primarily due to adjusting to the current lower rate, because these securities are adjustable rate securities. Accordingly, when the rate starts to increase, these securities will generally be repriced to the higher rate unless the securities are called. The tax-equivalent yield on these same securities for the six months ended June 30, 2003 was 5.63% compared to 6.73% for the same period last year.

         The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

Investment Portfolio

	As of June 30,		As of December 31

	2003		2002

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury securities	$2,069	$2,211	$2,088	$2,225
U.S. Government agencies asset-backed securities	26	26	34	34
U.S. Government agencies securities	41,570	41,866	22,611	23,034
U.S. Government agencies mortgage-backed securities	52,983	53,581	77,679	78,415
U.S. Government agencies collateralized mortgage obligation	4,406	4,406	6,097	6,148
Government agencies preferred stock	13,595	11,974	13,623	13,524
Corporate trust preferred securities	11,000	10,835	11,000	10,890
Corporate debt securities	5,708	6,021	6,527	6,728
Investments in mutual funds	10,000	9,990	—	—

Total available for sale	$141,357	$140,910	$139,659	$140,998

Held to Maturity:
U.S. Government agencies securities	$8,000	$8,142	$9,000	$9,305
U.S. Government agencies mortgage-backed securities	417	422	419	430
Municipal securities	6,166	6,543	6,322	6,554

Total held to maturity	$14,583	$15,107	$15,741	$16,289

Total investment securities	$155,940	$156,017	$155,400	$157,287

         The following table summarizes, as of June 30, 2003, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

				After One But			After Five But
	Within One Year			Within Five Years			Within Ten Years				After Ten Years			Total
	Amount	Yield [17]		Amount		Yield [11]	Amount		Yield		Amount		Yield [11]	Amount	Yield [11]
Available for Sale (Fair Value):
U.S. Treasury securities	$—	—		$2,211		4.72%	$—		—		$—		—	$2,211	4.72%
U.S. Government agencies asset-backed securities	—	—		26		3.01	—		—		—		—	26	3.01
U.S. Government agencies securities	—	—		41,866		2.72	—		—		—		—	41,866	2.72
U.S. Government agencies mortgage-backed securities	—	—		3,154		4.23	10,035		3.96		40,392		3.64	53,581	4.11
U.S. Government agencies collateralized mortgage obligations	358	4.49		—		—	—		—		4,048		0.75	4,406	1.05
Government agencies preferred stock	—	—		—		—	—		—		10,835		3.10	10,835	3.10
Corporate trust preferred securities	5,805	3.32		6,169		3.09	—		—		—		—	11,974	3.21
Corporate debt securities	—	—		6,021		5.00	—		—		—		—	6,021	5.00
Investments in mutual funds	9,990	0.98		—		—	—		—		—		—	9,990	0.98

Total available for sale securities	$16,153	1.90		$59,447		3.13	$10,035		3.96		$55,275		3.32	$140,910	3.27

Held to Maturity (Amortized Cost):
U.S. Government agency securities	8,000	5.53		—		—	—		—		—		—	8,000	5.53
U.S. Government agencies mortgage-backed securities	—		—		—	—		—		—		417	7.59	417	7.59
Municipal securities	506	3.55		1,372		4.10	4,288		4.15		—		—	6,166	4.08

Total held to maturity	$8,506	5.41		$1,372		4.10	$4,288		4.15		$417		7.59	$14,583	4.98

Total investment securities	$24,659	4.56%		$60,819		3.15%	$14,323		4.02%		$55,692		3.35%	$155,492	3.43%

Loan Portfolio

         The Company experienced moderate loan growth during the first half of 2003. Net loans increased $79.8 million, or 15%, to $601.0 million at June 30, 2003. The increase in loans was funded primarily through deposit growth coming from established branches. While Management believes that it can continue to leverage the Company’s current infrastructure to achieve similar or greater growth in loans for the remainder of the year, no assurance can be given that such growth will in fact occur. Net loans as of June 30, 2003, represented 67% of total assets, compared to 64% as of December 31, 2002.

         The growth in net loans is comprised primarily of net increases in real estate commercial loans of $51.2 million or 21%, commercial loans of $12.7 million or 12%, consumer loans of $1.3 million or 3%, trade finance loans of $2.9 million or 6%, SBA loans of $16.5 million or 30%. Partially offsetting the growth in these loan categories was a net decrease in construction loans of $4.1 million or 20% and the sale of $12.0 million in SBA loans during the three months ended June 30, 2003. The decrease in construction loans is primarily due to loan payoffs.

         As of June 30, 2003, commercial real estate loans totaled $292.5 million, representing 48% of total loans, compared to $241.3 million or 46% of total loans at December 31, 2002. The increase in the percentage of commercial real estate loans resulted from Management’s efforts to promote this segment of the portfolio, as such loans involve a somewhat lesser degree of risk than certain other loans in the portfolio due to the nature and value of the collateral.

17 Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

         Since the Company’s loan to deposit ratio reached over 75%, the Company may regularly sell certain SBA guaranteed portions to the secondary market with current gain. During the second quarter of 2003, the Company sold $13.7 million of SBA loans. The Company was servicing $57.6 million of sold SBA loans as of June 30, 2003, compared to $ 47.6 million as of December 31, 2002.

         The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	June 30, 2003		December 31, 2002
	Amount	Percent of Total	Amount	Percent of Total
	Dollars in thousands
Real Estate
Construction	$16,590	2.72%	$20,669	3.90%
Commercial [18]	292,462	47.94	241,252	45.55
Commercial
Korean Affiliate Loans [19]	14,856	2.44	11,335	2.14
Other commercial loans	106,348	17.43	97,205	18.36
Trade Finance [20]
Korean Affiliate Loans	1,839	0.31	3,038	0.57
Other trade finance loans	51,148	8.38	47,068	8.89
SBA	68,445	11.21	55,239	10.43
SBA held for sale[21]	15,544	2.55	12,250	2.32
Other [22]	43	0.00	129	0.01
Consumer	42,798	7.02	41,463	7.83

Total Gross Loans	610,073	100.00%	529,648	100.00%

Less:
Allowance for Loan Losses	(7,350)		(6,760)
Deferred Loan Fees	35		(170)
Discount on SBA Loans Retained	(1,710)		(1,501)

Total Net Loans	$601,048		$521,217

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

         The following table sets forth the amounts of outstanding balances in the above three categories for South Korea:

     Loans and Commitments Involving Korean Country Risk

	June 30, 2003	December 31, 2002
Category	(Dollars in thousands)
Commercial loans to U.S. affiliates or branches of Korean companies	$7,695	$6,953
Unused commitments for loans to U.S. affiliates of Korean companies	10,661	13,642
Acceptances with Korean Banks	15,025	13,213
Standby letters of credit issued by banks in South Korea	13,439	10,379

Total	$46,820	$44,187

18 Real estate commercial loans are loans secured by first deeds of trust on real estate
19 Consists of loans to U.S. affiliates or branches of Korean companies.
20 Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.
21 SBA loans held for sale is stated at the lower of cost or market.
22 Consists of transactions in process and overdrafts.

         Loans and commitments involving direct exposure to the Korean economy totaled $46.8 million or 6% of total loans and commitments and $44.2 million or 7% of total loans and commitments as of June 30, 2003 and December 31, 2002, respectively. The Company’s level of loans and commitments involving such exposure at June 30, 2003 has increased as compared to December 31, 2002 due to a $1.8 million increase in acceptances with Korean banks and $3.1 million increase in standby letters of credit issued by South Korean banks.

         As of June 30, 2003, loans and commitments involving indirect country risk totaled $66.9 million, or 9% of the Company’s total loans and commitments, and loans and commitments involving foreign country risk totaled $33.0 million, or 4% of total loans and commitments. Indirect country risk is defined as the risk associated with U.S. businesses dependent upon foreign countries for business and trade. Approximately 48% of the loans and commitments involving indirect country risk involve borrowers doing business with Korea; the remaining percentages involving other foreign countries are small in relation to the total indirect loans involving total foreign country risk. The effects of the Korean economy and political risks on the Company’s borrowers and indirect borrowing relationships with Korea or the Korean economy have been taken into consideration in the Company’s loan portfolio growth direction. As a result, with the exception of Korea, the Company does not believe it has significant indirect country risk exposure to any other foreign country. The Company limits its risk to export loans by participating in the state and federal agency supported export programs such as the Export Working Capital Program (EWCP) and the California Export Finance Office (CEFO), which guarantee 70 to 90% of the export loans. The Company also requires that a majority of export finance loans be supported by Letters of Credit issued by established creditworthy commercial banks. The Company also monitors other foreign countries for economic or political risks to the portfolio. The Company makes import loans to U.S. domestic business entities whose operations would not be directly affected by the economic conditions of foreign countries.

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

         Management’s classification of a loan as nonaccrual or restructured is an indication that there is reasonable doubt as to the full collectibility of principal and/or interest on the loan. At this point, the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid. If the loan deteriorates further due to a borrower’s bankruptcy or similar financial problems, unsuccessful collection efforts or a loss classification by regulators or auditors, the remaining balance of the loan is then charged off. These loans may or may not be collateralized, but collection efforts are continuously pursued. Total nonperforming loans were $1.7 million as of June 30, 2003 compared to $2.4 million as of December 31, 2002. The decrease in nonperforming loans was mainly due to a $813,000 decrease in SBA loans. This increase was partially offseted by $62,000 increase in consumer loans. Nonperforming assets as a percentage of total loans and other real estate owned improved to 0.27% as of June 30, 2003 compared to 0.46% at December 31, 2002. Total nonperforming loans remained at $1.7 million and $1.6 million as of June 30, 2003 and 2002, respectively.

         The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	June 30, 2003	December 31, 2002	June 30, 2002
	(Dollars in Thousands)
Nonaccrual loans:
Real estate:
Construction	$—	$—	$—
Commercial	35	49	70
Commercial:
Korean Affiliate Loans	—	—	—
Other commercial loans	877	885	719
Consumer	112	50	73
Trade finance:
Korean Affiliate Loans	—	—	—
Other trade finance loans	87	87	167
SBA	544	1,357	574
Other [23]	—	—	—

Total	1,655	2,428	1,603
Loans 90 days or more past due (as to principal or interest) still accruing:
Total	—	—	—
Restructured loans: [24]
Total	—	—	—

Total nonperforming loans	1,655	2,428	1,603
Other real estate owned	—	—	—

Total nonperforming assets	$1,655	$2,428	$1,603

Nonperforming loans as a percentage of total loans	0.27%	0.46%	0.36%
Nonperforming assets as a percentage of total loans and other real estate owned	0.27%	0.46%	0.36%
Allowance for loan losses to nonperforming loans	444.08%	278.42%	366.38%

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

         At June 30, 2003 and December 31, 2002, the Company had classified $1.2 million and $1.8 million of its loans as impaired with specific reserves of $241,000 and $468,000, respectively. At June 30, 2003 and December 31, 2002, loans classified as impaired without specific reserves amounted to $1.2 million and $809,000, respectively. This increase is mainly due to downgrading of several commercial and SBA loans for which the SBA guarantees 75% of principal and accrued interest. The average recorded investment in impaired loans at June 30, 2003 and December 31, 2002 was $3.5 million and $3.3 million respectively. Interest income of $143,000 and $351,000 was recognized on impaired loans, on a cash basis, during the six months and year ended June 30, 2003 and December 31, 2002, respectively.

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

[23]	Consists of transactions in process and overdrafts
[24]	A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

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

         The following table sets forth the composition of the allowance for loan losses as of June 30, 2003 and December 31, 2002:

Composition of Allowance for Loan Losses	As of June 30, 2003	As of December 31, 2002

	(Dollars in thousands)
Specific (Impaired loans)	$241	$468
Formula (non-homogeneous)	6,044	5,178
Homogeneous	371	313
Country risk exposure	694	801

Total allowance and reserve	$7,350	$6,760

         The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses	(Dollars in thousands)
	June, 30 2003	December 31, 2002	June, 30 2002
Balances:
Average total loans outstanding during period [25]	$577,985	$439,493	$408,309
Total loans outstanding at end of period [19]	$608,398	$527,977	$446,736
Allowance for Loan Losses:
Balance before reserve for losses on commitments	$6,760	$5,540	$5,497
Reserve for losses on commitments to extend credit [26]	—	(43)	(43)

Balance at beginning of period	6,760	5,497	5,540
Charge-offs:
Real Estate
Construction	—	—	—
Commercial	—	—	—
Commercial:
Korean Affiliate Loans	—	80	80
Other commercial loans	542	1,243	515
Consumer	42	227	69
Trade Finance:
Korean Affiliate Loans	—	29	—
Other trade finance loans	—	—	—
SBA	61	75	14
Other	—	—	—

Total charge-offs	645	1,654	678
Recoveries
Real estate
Construction	—	—	—
Commercial	—	10	—
Commercial:
Korean Affiliate Loans	114	327	163
Other commercial loans	119	367	358
Consumer	39	5	4
Trade finance:
Korean Affiliate Loans	—	—	—
Other trade finance loans	6	68	—
SBA	7	40	29
Other	—	—	—

Total recoveries	285	817	554

Net loan charge-offs and (recoveries)	360	837	124
Provision for loan losses	950	2,100	500

Balance at end of period	$7,350	$6,760	$5,873

Ratios:
Net loan charge-offs to average total loans	0.06%	0.19%	0.03%
Provision for loan losses to average total loans	0.16	0.48	0.12
Allowance for loan losses to gross loans at end of period	1.21	1.28	1.31
Allowance for loan losses to total nonperforming loans	444.08	278.42	366.38
Net loan charge-offs to allowance for loan losses at end of period	4.90	12.38	2.10
Net loan charge-offs to provision for loan losses	37.89%	39.86%	24.72%

25 Total loans are net of deferred loan fees and discount on SBA loans sold.
26 The reserve for losses on commitments to extend credit and letters of credit is primarily related to lines of credit. The Company evaluates credit risk associated with the loan portfolio at the same time it evaluates credit risk associated with commitments to extend credit and letters of credits. However, as of December 31, 2002, the reserve necessary for the commitments is reported separately in other liabilities in the accompanying statements of financial condition, and not as part of the allowance for loan losses, as presented above.

         The allowance for loan losses was $7.4 million as of June 30, 2003, compared to $6.8 million at December 31, 2002. The Company recorded a provision of $950,000 for the first six months of 2003. In addition, the Company has a $93,000 reserve for losses on commitments to extent credit. For the six months ended June 30, 2003, the Company charged off $645,000 and recovered $285,000, resulting in net charged-offs of $360,000, compared to net charge-offs of $124,000 for the same period in 2002. Increases in net charged-offs is mainly due to decrease in commercial loan recoveries. The allowance for loan losses was 1.2% of total gross loans at June 30, 2003 compared to 1.3% as of December 31, 2002. The slight decrease in the ratio was primarily due to an 15% increase in net loans at June 30, 2003 compared to December 31, 2002. The Company provides an allowance for the new credits based on the migration analysis discussed previously. The ratio of the allowance for loan losses to total nonperforming loans increased to 444.1% as of June 30, 2003 compared to 278.4% as of December 31, 2002. The ratio of the allowance for loan losses to total nonperforming loans increased to 444.1% at June 30, 2003 from 366.4% as of June 30, 2002.  Management believes that the ratio of the allowance to nonperforming loans at June 30, 2003 was adequate based on its overall analysis of the loan portfolio.

         The balance of the allowance for loan losses increased to $7.4 million as of June 30, 2003 compared to $6.8 million as of December 31, 2002. This increase was mainly due to a $866,000 increase in formula (non-homogeneous) allowance and a $58,000 increase in homogeneous allowance. Formula and homogeneous allowances were increased due to loan growth and increase in delinquent auto and credit card loans. These increases were partially offset by a decrease in the country risk allowance and specific allowance related to impaired loans.

         The provision for loan losses for the first half of 2003 was $950,000, or 90% above the $500,000 provision for the prior year period. Considering the current economic climate and the significant growth in our loan portfolio, Management decided it would be prudent and sound to maintain the allowance at a level of 1.2% of total gross loans.

         Management believes the level of allowance as of June 30, 2003 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the quarter. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require in increased provisions for loan losses in the future.

         Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, Management performs an ongoing assessment of the risks inherent in the portfolio. Real estate is the principal collateral for the Company’s secured loans.

Other Assets

         Other assets increased by $1.6 million to $5.8 million as of June 30, 2003 compared to $4.2 million at December 31, 2002. The variance was due, primarily, to increase in matured but unsettled securities and fair value of interest rate swap to $325,000 and $1.1 million, respectively.

Deposits

         An important balance sheet component affecting the Company’s net interest margin is its deposit base.  The Company’s average deposit cost decreased to 2.16% during the first half of 2003, compared to 2.65% in 2002. The significant decline in market rates, brought about by the decreases in short term rates set by the Federal Reserve Board, caused the average rates paid on deposits and other liabilities to decline. The U.S. economy is currently in a historically low interest rate environment, and Management has therefore sought to add wholesale funding sources in order to extend liability duration at reasonable costs, utilizing medium to long-term brokered deposits and Federal Home Loan Bank advances.

         The Company can deter, to some extent, the rate hunting customers who demand high cost CDs because of local market competition using wholesale funding sources. Total brokered CDs were $7.3 million as of June 30, 2003, with the maturities ranging from one to sixteen months. With interest rates relatively low, the Company has extended the duration of its liabilities using wholesale funding sources to protect its net interest margin going forward in the event that interest rates begin to rise. In addition, the Company maintained $50.0 million in time certificates of deposits with the State of California as of June 30, 2003, an increase of $40 million as compared to December 31, 2002. These deposits have current maturity of 3 months. Average cost of State of California deposits was 0.96% and 1.96% as of June 30, 2003 and December 31, 2002, respectively.

         Total deposits increased $67.1 million or 9% to $794.1 million at June 30, 2003 compared to $727.0 million at December 31, 2002. This increase in deposits was mainly due to increases in noninterest demand, savings, and time deposits over $100,000. A large part of the increase was contributed by new branches opened during 2000 thru 2002. As of June 30, 2003, new branches held

$168.6 million in total deposits. Noninterest demand, savings, and time deposits over $100,000 increased $30.3 million, $9.0 million and $49.1 million or 15%, 20% and 22%, respectively. These increases were partially offset by a $19.1 million or 11% decrease in Money Market and NOW account deposits and a $2.2 million or 3% decrease in time deposits under $100,000.

         Information concerning the average balance and average rates paid on deposits by deposit type for the three and six months ended June 30, 2003 and 2002 is contained in the “Distribution, Yield and Rate Analysis of Net Income” tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

         The Company regularly uses Federal Home Loan Bank of San Francisco (“FHLB”) advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowing was $14.8 million and 14.9 million, at June 30, 2003 and December 31, 2002, respectively. Notes issued to the U.S. Treasury remained unchanged at $2.2 million as of June 30, 2003 and December 31, 2002. The total borrowed amount outstanding at June 30, 2003 and December 31, 2002 was $17.2 million and $17.6 million, respectively. Average cost on borrowed funds was 3.19% and 3.25% as of June 30, 2003 and December 31, 2002, respectively.

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

         As of June 30, 2003, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 25%. Total available liquidity as of that date was $180.3 million, consisting of excessive cash holdings or balances due from banks, overnight Fed Funds Sold, Money Market Funds and uncollateralized securities. It is the Company’s policy to maintain a minimum liquidity ratio of 20%. The Company’s net non-core fund dependence ratio was 25.0% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $40 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The non-core fund dependence ratio was 23.2% with the assumption of $40 million as stable and core fund sources. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by the long-term assets. The Company had $7.3 million and $13.6 million in brokered deposits as of June 30, 2003 and December 31, 2002, respectively.

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

         The following table sets forth, as of June 30, 2003, the estimated impact of changes on the Company’s net interest income over a twelve-month period and NPV, assuming a parallel shift of 100 to 300 basis points in both directions.

Change (In Basis Points)	Net Interest Income (next twelve months)	% Change	NPV	% Change

(Dollars in thousands)
+300	$36,731	13.96%	$72,095	-11.25%
+200	$34,183	6.06%	$76,015	-6.42%
+100	$33,128	2.78%	$78,746	-3.06%
-100	$30,814	-4.40%	$82,705	1.81%
-200	$28,399	-11.89%	$84,775	4.36%
-300	$23,979	-25.60%	$86,907	6.99%

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

         The Company’s historical strategies in protecting both net interest income and the economic value of equity from significant movements in interest rates have involved using various methods of assessing existing and future interest rate risk exposure and diversifying and restructuring its investment portfolio accordingly. The Company may use off-balance sheet instruments, such as interest rate swaps, as part of its overall goal of minimizing the impact of interest rate fluctuations on the Company’s net interest margin and its shareholders’ equity. As of June 30, 2003, the Company had four interest rate swap agreements with a total notional amount of $85 million, wherein the Company receives a fixed rate of 5.89% at semi-annual intervals and 6.89%, 6.25% and 5.51% at quarterly intervals, respectively. The Company pays a floating rate at quarterly intervals for all four off-balance sheet interest rate swaps based on the Wall Street Journal published Prime Rate, on notional amounts of $20,000,000 (original notional amount of $45,000,000 but terminated $25,000,000 in August 2002), $20,000,000, $25,000,000, and $20,000,000, respectively. These contracts mature on October 30, 2003, May 10, 2005, August 15, 2006, and December 19, 2005, respectively. Interest rate swaps contributed the Company’s net interest income $883,000 for the first half of 2003. At June 30, 2003, the fair value of the interest rate swaps was at a favorable position of $1,548,000 net of tax of $1,123,000, and is included in accumulated other comprehensive income. At June 30, 2003, the related asset on the interest rate swap of $2,672,000 was included in other assets.

The Company’s policies also permit the purchase of rate caps and floors, although the Company has not yet engaged in these activities.

CAPITAL RESOURCES

         Shareholders’ equity as of June 30, 2003 was $71.2 million, compared to $65.2 million as of December 31, 2002. The primary sources of increases in capital have been retained earnings and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company is financially sound and able to support its growth from its retained earnings. Since inception, the Company has been reinvesting its earnings into its capital in order to support the Company’s continuous growth through the payment of stock rather than cash dividends.

         The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose Tier I risk based capital ratio, total risk based capital ratio and leverage ratio meet or exceed 6%, 10%, and 5%, respectively, are deemed to be “well-capitalized.” Based on these guidelines, the Company’s Tier 1 and total risk based capital ratios as of June 30, 2003 were 10.03% and 11.11%, respectively. The Company’s leverage ratio was 8.32% as of June 30, 2003. All of the Company’s capital ratios were well above the minimum regulatory requirements for a “well-capitalized” institution.

         The following table compares the Company’s and Bank’s actual capital ratios at June 30, 2003, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements

Total Capital (to Risk-Weighted Assets)	11.11%	11.12%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	10.03%	10.04%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	8.32%	8.33%	4.00%	5.00%

Item 3:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information concerning quantitative and qualitative disclosures about market risk is included as part of Part I, Item 2 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Market Risk/Interest Rate Risk Management”.

Item 4:       CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures - The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

PART II - OTHER INFORMATION

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

         On or about March 3, 2003, we were served with a complaint filed by Korea Export Insurance Corporation (“KEIC”) in Orange County, California Superior Court, entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. KEIC is seeking to recover alleged losses from a number of parties involved in international trade transactions that gave rise to bills of exchange financed by various Korean Banks but not ultimately paid. KEIC is seeking to recover damages of approximately $56 million from us based on a claim that we, in our capacity as a collecting bank for these bills of exchange, acted negligently in presenting and otherwise handling trade documents for collection. Initially, we moved to dismiss KEIC’s claims based on the pleadings. Our motion to dismiss was not granted, and we have answered KEIC’s complaint. On May 12, 2003, a cross-complaint for tort liability and indemnification was filed against us (and other parties in the case) by one of three companies alleged to have accepted the bills of exchange. Subsequently, we filed a cross-complaint against these three companies and other parties in the case. None of the claims against us or the other parties has yet been adjudicated, and the litigation is only in the preliminary stages. We have retained legal counsel and intend to vigorously defend this lawsuit.

         We believe we have meritorious defenses against the claims made by KEIC and the party alleged to have accepted bills of exchange. However, we cannot predict the outcome of this litigation, and it will be expensive and time-consuming to defend. While it is possible that a portion of the claims may ultimately be covered by insurance, it is unlikely that this determination can be made until after the final disposition of the case. If the outcome of this litigation is adverse to us, and we are required to pay significant monetary damages, our financial condition and results of operations are likely to be materially and adversely affected.

Item 2:      CHANGES IN SECURITIES

Not applicable

Item 3:      DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Center Financial Corporation held its annual meeting of shareholders on May 14, 2003. The following directors were elected at the annual meeting to serve either a one or two year term. Class I directors, as indicated below, have an initial term of two years, and Class II directors, as indicated below, have an initial term of one year

Class I (terms to expire in 2005)

	AUTHORITY GIVEN	ABSTAIN	AUTHORITY WITHHELD	TOTAL
Chung Hyun Lee	5,249,306	651	—	5,249,957
David Z. Hong	5,249,306	651	—	5,249,957
Chang Hwi Kim	5,249,306	651	—	5,249,957
Sang Hoon Kim	5,249,306	651	—	5,249,957
Monica M. Yoon	5,249,306	651	—	5,249,957

Class II (terms to expire 2004)

	AUTHORITY GIVEN	ABSTAIN	AUTHORITY WITHHELD	TOTAL
Jin Chul Jhung	5,249,306	651	—	5,249,957
Peter Y. S. Kim	5,249,306	651	—	5,249,957
Seon Hong Kim	5,249,306	651	—	5,249,957
Warren A. Mackey	5,249,306	651	—	5,249,957

Item 5:      OTHER INFORMATION

Not applicable

Item 6:      EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

Exhibit No.	Description

2	Plan of Reorganization and Agreement of Merger dated June 7, 2002 among California Center Bank, Center Financial Corporation and CCB Merger Company[27]

3.1	Restated Articles of Incorporation of Center Financial Corporation[27]

3.2	Restated Bylaws of Center Financial Corporation[27]

10.1	Employment Agreement between Center Bank and Seon Hong Kim[27]

10.2	Center Bank 1996 Stock Option Plan[27] (assumed by Registrant in the reorganization)

10.3	Lease for Corporate Headquarters Office[27]

10.4	Lease for Gardena Office[27]

10.5	Lease for Downtown Office[27]

11	Statement of Computation of Earnings Per Share (included in Note 6 to consolidated interim financial statements included herein)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer

         (b) Reports on Form 8-K: The Registrant filed one report on Form 8-K on April 23, 2003 relating to an Item 9 Regulation FD Disclosure with respect to an earnings release for the Company.

27 Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on June 14, 2002

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: August 14, 2003	/s/ SEON HONG KIM

Center Financial Corporation
Seon Hong Kim
President & Chief Executive Officer

Date: August 14, 2003	/s/ YONG HWA KIM

Center Financial Corporation
Yong Hwa Kim
Senior Vice President & Chief Financial Officer