Form 10-Q
period 2003-09-30
CENTER FINANCIAL CORP
filed 2003-11-14
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of October 31, 2003, there were 8,013,082 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002 (UNAUDITED)

	9/30/2003	12/31/2002
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$68,336	$38,877
Federal funds sold	21,270	35,500
Money market funds and interest-bearing deposits in other banks	21,300	40,000

Cash and cash equivalents	110,906	114,377
Securities available for sale, at fair value	115,046	140,998
Securities held to maturity, at amortized cost (fair value of $9,508 as of September 30, 2003 and $16,289 as of December 31, 2002)	9,212	15,741
Federal Home Loan Bank and other equity stock, at cost	936	817
Loans, net of allowance for loan losses of $8,017 as of September 30, 2003 and $6,760 as of December 31, 2002	648,703	508,967
Loans held for sale, at the lower of cost or market	12,570	12,250
Premises and equipment, net	10,831	9,988
Customers’ liability on acceptances	4,661	4,257
Accrued interest receivable	3,852	3,269
Deferred income taxes, net	1,197	824
Investments in affordable housing partnerships	3,512	2,982
Other assets	6,693	4,154

Total	$928,119	$818,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	259,724	207,092
Interest-bearing	566,064	519,928

Total deposits	825,788	727,020
Acceptances outstanding	4,661	4,257
Accrued interest payable	2,305	2,576
Other borrowed funds	15,904	17,565
Accrued expenses and other liabilities	4,264	2,000

Total liabilities	852,922	753,418
Commitments and Contingencies (Note 9)
Shareholders’ Equity
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 20,0000,000 shares; issued and outstanding, 7,956,329 as of September 30, 2003 and 7,122,612 as of December 31, 2002	62,897	51,831
Retained earnings	11,143	11,704
Accumulated other comprehensive income, net of tax	1,157	1,671

Total shareholders’ equity	75,197	65,206

Total	$928,119	$818,624

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (Unaudited)

	Three Months Ended		Nine Months Ended
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$9,699	$8,122	$27,528	$22,489
Interest on federal funds sold	106	141	309	329
Interest on taxable investment securities	865	1,351	3,134	3,626
Interest on tax-advantaged investment securities	171	202	548	641
Dividends on equity stock	8	8	32	16
Money market funds and interest-bearing deposits	67	143	207	395

Total interest and dividend income	10,916	9,967	31,758	27,496
Interest Expense:
Interest on deposits	2,778	2,932	8,363	7,920
Interest on borrowed funds	127	75	381	87

Total interest expense	2,905	3,007	8,744	8,007

Net interest income before provision for loan losses	8,011	6,960	23,014	19,489
Provision for loan losses	800	400	1,750	900

Net interest income after provision for loan losses	7,211	6,560	21,264	18,589
Noninterest Income:
Customer service fees	1,900	1,555	5,254	4,441
Fee income from trade finance transactions	691	740	1,966	2,106
Wire transfer fees	170	153	501	440
Gain on sale of loans	656	710	1,593	1,051
Net (loss) gain on sale of securities available for sale	(9)	172	330	172
Loan service fees	322	252	948	671
Other income	510	309	1,205	608

Total noninterest income	4,240	3,891	11,797	9,489
Noninterest Expense:
Salaries and employee benefits	3,160	3,126	9,767	9,191
Occupancy	537	436	1,480	1,302
Furniture, fixtures, and equipment	347	276	988	769
Net other real estate owned (income) expense	—	—	—	(98)
Data processing	445	382	1,278	1,149
Professional service fees	757	491	1,422	1,087
Business promotion and advertising	467	355	1,321	1,070
Stationery and supplies	146	116	450	276
Telecommunications	122	113	359	310
Postage and courier service	135	119	386	346
Security service	157	148	451	417
Other operating expenses	508	399	1,588	1,166

Total noninterest expense	6,781	5,961	19,490	16,985

Income before income tax provision	4,670	4,490	13,571	11,093
Income tax provision	1,666	1,683	4,963	4,230

Net income	$3,004	$2,807	$8,608	$6,863

Earnings per share:
Basic	$0.39	$0.37	$1.11	$0.93

Diluted	$0.38	$0.36	$1.08	$0.90

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND YEAR ENDED DECEMBER 31, 2002 (Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
	(Dollar in thousands)
BALANCE, JANUARY 1, 2002	6,104	$41,284	$10,098	$8	$51,390
Comprehensive income
Net income			9,347		9,347
Other comprehensive income
Change in unrealized gain, net of tax expense of $364 and $842 on:
Securities available for sale				768
Interest rate swap				895	1,663

Comprehensive income					11,010

Stock options exercised	346	1,730			1,730
Tax benefit from stock options exercised		1,077			1,077
Stock dividend	673	7,740	(7,740)
Cash paid for fractional shares			(1)		(1)

BALANCE, DECEMBER 31, 2002	7,123	51,831	11,704	1,671	65,206
Comprehensive income
Net income			8,608		8,608
Other comprehensive income
Change in unrealized (loss) gain, net of tax (benefit) expense of ($1,008) and $635 on:
Securities available for sale				(1,389)
Interest rate swap				875	(514)

Comprehensive income					8,094

Stock options exercised	258	1,316			1,316
Tax benefit from stock options exercised		1,225			1,225
Stock dividend	575	8,525	(8,525)
Cash dividend			(641)		(641)
Cash paid for fractional shares			(3)		(3)

BALANCE, SEPTEMBER 30, 2003	7,956	$62,897	$11,143	$1,157	$75,197

See accompanying notes to interim consolidated financial statements.

(Continued)

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND YEAR ENDED DECEMBER 31, 2002 (Unaudited)

Disclosures of reclassification amounts for the nine months ended September 30, 2003 and for the year ended December 31, 2002:

	9/30/2003	12/31/2002
	(Dollars in thousands)
Unrealized (loss) gain on securities available for sale:
Unrealized holding (loss) gain arising during period, net of tax (benefit) expense of ($869) in 2003 and $436 in 2002	$(1,197)	$867
Less reclassification adjustments for gain included in net income, net of tax expense of $139 in 2003 and $72 in 2002	(192)	(99)

Net change in unrealized (loss) gain on securities available for sale, net of tax (benefit) expense of ($1,008) in 2003 and $364 in 2002	(1,389)	768
Unrealized gain on interest rate swap:
Unrealized holding gain arising during period, net of tax expense of $686 in 2003 and $872 in 2002	945	936
Less reclassification adjustments for gain included in net income, net of tax expense of $51 in 2003 and $30 in 2002	(70)	(41)

Net change in unrealized gain on interest rate swap, net of tax expense of $635 in 2003 and $842 in 2002	875	895

Change in unrealized gain on securities available for sale and interest rate swap, net of tax	$(514)	$1,663

See accompanying notes to interim consolidated financial statements.	(Concluded)

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (Unaudited)

	9/30/2003	09/30/2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$8,608	$6,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	963	842
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	1,040	457
Provision for loan losses	1,750	900
Net gain on sale of securities available for sale	(331)	(172)
Originations of SBA loans held for sale	(13,872)	(10,110)
Gain on sale of SBA loans	(1,593)	(1,051)
Proceeds from sale of SBA loans	31,698	25,634
Net gain on sale of other real estate owned	—	(85)
Loss on disposition of premises and equipment	—	1
Federal Home Loan Bank stock dividend	(28)	(12)
Increase in accrued interest receivable	(583)	(899)
Increase in other assets	(1,029)	(1,246)
Decrease in accrued interest payable	(271)	(811)
Increase in accrued expenses and other liabilities	2,848	1,906

Net cash provided by operating activities	29,200	22,217

Cash flow from investing activities:
Net decrease in interest-bearing deposits in other banks	—	200
Purchase of securities available for sale	(37,167)	(81,778)
Proceeds from principal repayment, matured, or called securities available for sale	41,691	31,021
Proceeds from sale of securities available for sale	18,330	4,015
Purchase of securities held to maturity	(395)	(828)
Proceeds from matured, called or principal repayment on securities held to maturity	6,916	2
Purchase of Federal Home Loan Bank and other equity stock	(91)	(534)
Net increase in loans	(158,458)	(102,573)
Proceeds from recoveries of loans previously charged off	419	746
Purchases of premises and equipment	(1,806)	(890)
Proceeds from disposal of equipment	—	9
Proceeds from sale of other real estate owned	—	278
Net increase in investments in affordable housing partnerships	(530)	(380)

Net cash used in investing activities	(131,091)	(150,712)

Cash flow from financing activities:
Net increase in deposits	98,768	122,866
Net (decrease) increase in other borrowed funds	(1,661)	11,970
Proceeds from stock options exercised	1,316	1,519
Stock dividend paid in cash for fractional shares	(3)	(1)

Net cash provided by financing activities	98,420	136,354

Net (decrease) increase in cash and cash equivalents	(3,471)	7,859
Cash and cash equivalents, beginning of year	114,377	82,191

Cash and cash equivalents, end of year	$110,906	$90,050

Supplemental disclosure of cash flow information:
Interest paid	$9,016	$8,817
Income taxes paid	$5,015	$4,039
Supplemental schedule of noncash investing, operating, and financing activities:
Loans made to facilitate the sale of other real estate owned	$—	$480
Transfer of retained earnings to common stock for stock dividend	$8,525	$7,740
Transfer of retained earnings to common stock for cash dividend accrual	$641	$—

See accompanying notes to interim consolidated financial statements.

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

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank’s headquarters is located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank is a community bank providing comprehensive financial services for small to medium sized business owners, mostly in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is the greater Los Angeles metropolitan area, including Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has thirteen full-service branch offices located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all 13 branches as de novo branches. The new Fullerton Branch opened in July 2003, in the Buena Park area, where the Korean-American population is rapidly growing. The Bank also operates four Loan Production Offices (“LPO’s”) in Phoenix, Seattle, Denver, and Washington D.C. The Company opened its fifth LPO in Nevada in October 2003. The Bank changed its name from California Center Bank to Center Bank in December 2002.

Additionally, CB Capital Trust, a Maryland real estate investment trust, was formed as a subsidiary of the Bank in August 2002 with the primary business purpose of investing in the Bank’s real estate-related assets, which Management believes should ultimately reduce state taxes and increase its earnings although no assurance can be given that this result will occur. CB Capital Trust was capitalized in September 2002, whereby the Bank exchanged real estate related assets for 100% of the common stock of CB Capital Trust.

Center Financial’s principal source of income is currently dividends from the Bank, but Center Financial intends to explore supplemental sources of income in the future. The expenditures of Center Financial, including legal and accounting professional fees, and Nasdaq listing fees, have been and will generally be paid from dividends paid to Center Financial by the Bank.

2.    BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Center Financial, the Bank, and CB Capital Trust. Intercompany transactions and accounts have been eliminated in consolidation.

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim consolidated financial statements reflect all adjustments which are, in the opinion of Management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s annual report on Form 10-K, as amended for the year ended December 31, 2002.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

3.    SIGNIFICANT ACCOUNTING POLICIES

Accounting policies are fully described in Note 2 in Center Financial’s Annual Report on Form 10-K, as amended for its fiscal year ended December 31, 2002; and there have been no material changes noted.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim consolidated financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements. (See Note 8)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003. The Interpretation requires certain disclosures in consolidated financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation did not have a material effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards, No. 133, “Accounting for Derivative Instruments and Hedging Activities”. In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of the provisions of this statement did not have a material effect on the Company’s operating results or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of this statement did not have a material effect on the Company’s operating results or financial position.

5.    OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank and the Treasury, Tax, and Loan Investment Program, which is administered by the Federal Reserve Bank. Borrowed funds totaled $15.9 million and $17.6 million at September 30, 2003 and December 31, 2002, respectively. Interest expense on total borrowed funds was $127,000 and $75,000 for the quarters ended September 30, 2003 and 2002, respectively. Interest expense on total borrowed funds was $381,000 and $87,000 for the nine months ended September 30, 2003, and 2002, reflecting average interest rates of 3.16%, and 3.13%, respectively.

As of September 30, 2003, borrowed funds from the Federal Home Loan Bank of San Francisco with note terms from 1 year to 15 years amounted to $14.7 million. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of the notes. The Company had pledged government agency securities available for sale with a total market value of $15.8 million at September 30, 2003. Total interest expense on the notes was $373,000 for the nine months ended September 30, 2003, reflecting an average interest rate of 3.37%.

Borrowings obtained from the Treasury, Tax, and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company had pledged government agency securities available for sale with a total market value of $3.1 million at September 30, 2003 and $3.2 million (available for sale at fair market value of $2.2 million and held to maturity at amortized cost of $1.0 million at December 31, 2002), as collateral to participate in the program. The total borrowed amount under the program outstanding at September 30, 2003 and December 31, 2002 was $1.0 million and $2.2 million, respectively. Interest expense on notes was $8,200 for the nine months ended September 30, 2003, and $16,004 for the nine months ended September 30, 2002, the reflecting average interest rates of 0.97% and 1.67%, respectively.

6.    EARNINGS PER SHARE

The actual number of shares outstanding at September 30, 2003, was 7,956,329. Basic earnings per share is calculated on the basis of weighted average number of shares outstanding during the period. Diluted earnings per share is calculated on the basis of weighted average shares outstanding during the period plus shares issuable upon assumed exercise of outstanding common stock options and warrants.

The following table sets forth the Company’s earnings per share calculation for the three and nine months ended September 30, 2003 and 2002:

	For the Three Months Ended September 30,
	2003			2002
	(In thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$3,004	7,793	$0.39	$2,807	7,406	$0.38
Effect of dilutive securities:
Stock options	—	248	$(0.01)	—	338	$(0.02)

Diluted earnings per share	$3,004	8,041	$0.38	$2,807	7,744	$0.36

	For the Nine Months Ended September 30,
	2003			2002
	(In thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$8,608	7,758	$1.11	$6,863	7,375	$0.93
Effect of dilutive securities:
Stock options	—	207	$(0.03)	—	261	$(0.03)

Diluted earnings per share	$8,608	7,965	$1.08	$6,863	7,636	$0.90

7.    CASH DIVIDENDS

On September 25, 2003 the Company declared its first quarterly cash dividend of $0.08 per share. The cash dividend was paid on October 24, 2003 to shareholders of record at the close of business on October 10, 2003.

8.    STOCK-BASED COMPENSATION

At September 30, 2003, the Company had stock-based employee compensation plans, which are described more fully in Note 12 in Center Financial’s Annual Report on Form 10-K, as amended for its fiscal year ended December 31, 2002. The Company applies the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date the option is granted. The following table presents the pro forma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except earnings per share)
Net income, as reported	$3,004	$2,807	$8,608	$6,863
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	29	36	180	79

Proforma net income	$2,975	$2,771	$8,428	$6,784

Earning per share:
Basic - as reported	$0.39	$0.37	$1.11	$0.93
Basic - pro forma	$0.38	$0.36	$1.09	$0.92
Diluted - as reported	$0.38	$0.37	$1.08	$0.90
Diluted - pro forma	$0.37	$0.36	$1.06	$0.89

The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	9/30/2003	12/312002	12/312001
Dividend Yield	1.45%	N/A	N/A
Volatility	22%	24%	54%
Risk-free interest rate	2.8%	4.9%	4.3%
Expected life	3-5 years	3-5 years	3-5 years

9.    COMMITMENTS AND CONTINGENCIES

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at September 30, 2003 and December 31, 2002 follows:

Outstanding Commitments (Dollars in thousands)

	September 30, 2003	December 31, 2002
Loans	$110,143	$100,991
Standby letters of credit	6,465	4,278
Performance bonds	89	183
Commercial letters of credit	18,078	13,934

10.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company has identified certain variable-rate loans as a source of interest rate risk to be hedged in connection with the Company’s overall asset-liability management process. As these loans have contractually variable rates, there is a risk of fluctuation in interest income as interest rates rise and fall in future periods. In response to this identified risk, the Company uses interest rate swaps as cash flow hedges to hedge the interest rate risk associated with the cash flows of the specifically identified variable-rate loans. To qualify for hedge accounting, the Company must demonstrate that at the inception of the hedge and on an on-going basis the changes in the fair value of the hedging instrument are expected to be perfectly effective in offsetting related changes in the cash flows of the hedged loans due to the matched terms in both the interest rate swaps and the hedged loans. Accordingly, the change in the fair value of the cash flow hedge recorded in a separate component of shareholders’ equity, net of tax, while the ineffective portions are recognized in earnings immediately. Revenues or expenses associated with the interest rate swaps are accounted for on an accrual basis and are recognized as adjustments to interest income on loans, based on the interest rates currently in effect for the interest rate swap agreement.

To replace a maturing interest rate swap with a notional value of $20 million on October 30, 2003, the Company entered into a new interest rate swap receiving a fixed rate stream of 6.25% and paying prime with a 4 year term. As of September 30, 2003, including the newly entered interest rate swap, the Company had five interest rate swap agreements with a total notional amount of $105 million, wherein the Company receives a fixed rate of 5.89% at semi-annual intervals and 6.89%, 6.25%, 5.51% and 6.25% at quarterly intervals, respectively. The Company pays a floating rate at quarterly intervals for all five interest rate swaps based on the Wall Street Journal published Prime Rate, on notional amounts of $20,000,000 (original notional amount of $45,000,000 but terminated $25,000,000 in August 2002), $20,000,000, $25,000,000, $20,000,000, and $20,000,000, respectively. These contracts mature on October 30, 2003, May 10, 2005, August 15, 2006, December 19, 2005, and August 25, 2007, respectively. At September 30, 2003, the Wall Street Journal published Prime Rate was 4.00 percent. Net interest income of $544,000 and $1,427,000 was recorded for the three months and nine months ended September 30, 2003, respectively. At September 30, 2003, the fair value of the interest rate swaps at a favorable position of $1,770,000 net of tax of $1,284,000, and is included in accumulated other comprehensive income. At September 30, 2003, the related asset on the interest rate swap of $3,054,000 was included in other assets. In August 2002, the Company terminated a $25 million notional amount interest rate swap with a gain of $201,000, which is being recognized over the remaining term of the interest rate swap agreement until October 2003 as a yield adjustment of the underlying loans.

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

11.    BUSINESS SEGMENTS

The Company classifies its business operations into three principal operating segments for purposes of management reporting: banking operations, trade finance (“TFS”), and small business administration (“SBA”). Information related to our remaining centralized functions and eliminations of intersegment amounts have been aggregated and included in banking operations. Although all three operating segments offer financial products and services, they are managed separately based on each segment’s strategic focus. The banking operations segment focuses primarily on commercial and consumer lending and deposit operations throughout our branch network. The TFS segment allows our import/export customers to handle their international transactions. Trade finance products include the issuance and collection of letters of credit, international collection, and import/export financing. The SBA segment provides our customers with the U.S. SBA guaranteed lending program.

Operating segment results are based on our internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses. Net interest income is based on our internal funds transfer pricing system which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. We allocate indirect costs, including overhead expense, to the various segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. We allocate the provision for credit losses based on (i) specifically identified credit loss and (ii) formula allowance based on migration analysis considering past historical experience and various qualitative factors. The Company evaluates overall performance based on profit or loss from operations before income taxes.

Future changes in our management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods have been restated for comparability for changes in management structure or reporting methodologies.

The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30, 2003
	(Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$8,472	$881	$1,563	$10,916
Interest expense	2,709	196	—	2,905

Net interest income	5,763	685	1,563	8,011
Provision for loan losses	680	(42)	162	800

Net interest income after provision for loan losses	5,083	727	1,401	7,211
Other operating income	2,732	725	783	4,240
Other operating expenses	5,814	612	355	6,781

Segment pretax profit	$2,001	$840	$1,829	$4,670

Segment assets	$743,292	$72,556	$112,271	$928,119

	Three Months Ended September 30, 2002
	(Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$8,194	$714	$1,059	$9,967
Interest expense	2,791	216	—	3,007

Net interest income	5,403	498	1,059	6,960
Provision for loan losses	333	17	50	400

Net interest income after provision for loan losses	5,070	481	1,009	6,560
Other operating income	2,288	883	720	3,891
Other operating expenses	4,890	699	372	5,961

Segment pretax profit	$2,468	$665	$1,357	$4,490

Segment assets	$604,213	$48,759	$78,934	$731,906

	Nine Months Ended September 30, 2003
	(Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$25,363	$2,500	$3,895	$31,758
Interest expense	8,154	590	—	8,744

Net interest income	17,209	1,910	3,895	23,014
Provision for loan losses	1,285	34	431	1,750

Net interest income after provision for loan losses	15,924	1,876	3,464	21,264
Other operating income	8,019	2,141	1,637	11,797
Other operating expenses	16,811	1,793	886	19,490

Segment pretax profit	$7,132	$2,224	$4,215	$13,571

Segment assets	$743,292	$72,556	$112,271	$928,119

	Nine Months Ended September 30, 2002
	(Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$22,517	$1,925	$3,054	$27,496
Interest expense	7,418	589	—	8,007

Net interest income	15,099	1,336	3,054	19,489
Provision for loan losses	674	223	3	900

Net interest income after provision for loan losses	14,425	1,113	3,051	18,589
Other operating income	6,439	2,412	638	9,489
Other operating expenses	13,754	2,041	1,190	16,985

Segment pretax profit	$7,110	$1,484	$2,499	$11,093

Segment assets	$604,213	$48,759	$78,934	$731,906

Item 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three and nine months ended September 30, 2003. This analysis should be read in conjunction with our Annual Report on Form 10-K, as amended for the year ended December 31, 2002 and with the unaudited consolidated financial statements and notes as set forth in this report.

FORWARD-LOOKING STATEMENTS

Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuer’s of such securities suffering financial losses; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, see “Liquidity and Market Risk/Interest Risk Management,” below, and the information contained in our Annual Report on Form 10-K, as amended for the year ended December 31, 2002 under the caption “Business – Risk Factors”.

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

Size and complexity of individual credits in relation to lending officers’ backgrounds and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodologies. As the Company adds new products, increases the complexity of its loan portfolio, and expands its geographic coverage, it will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “ – Financial Condition Analysis – Allowance for Loan Losses.” Although Management believes the level of the allowance as of September 30, 2003 is adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

SUMMARY OF FINANCIAL DATA

RESULTS OF OPERATIONS SUMMARY

The Company reported net income of $3.0 million for the third quarter of 2003 compared with net income of $2.8 million for the third quarter of 2002. Basic and diluted earnings per share were $0.39 and $0.38, respectively, for the third quarter of 2003, compared to $0.37 and $0.36, respectively, for the third quarter of 2002. The Company’s annualized return on average assets was 1.30% and annualized return on average equity was 16.53% for the quarter ended September 2003 compared to 1.58% return on average assets and 18.95% return on average shareholders’ equity for the same quarter in 2002. The lower return on average assets and return on average shareholders’ equity in the current period compared with a year ago resulted primarily from a 48 basis point decrease in net interest margin, which in turn was due to rate reductions in the latter part of 2002 and June 2003 totaling 75 basis points.

The Company’s improvement in its 2003 third quarter earnings compared to the same period in 2002 represents an increase of 7%. The increase in earnings resulted primarily from (i) 15% increase in net interest income due to substantial increases in income from interest rate swaps and loan growth, (ii) change in the interest earning asset composition (low interest earning assets were replaced by higher yielding loans), and (iii) an increase in noninterest income primarily due to increases in customer service fees and other income.

Net income and profitability ratios for the first nine months of 2003 compare favorably to the first nine months of 2002. Net income for the nine months ended September 30, 2003 was $8.6 million compare with $6.9 million for the same period in 2002. This positive variance represents a 25% increase in net income. Basic and diluted earnings per share were $1.11 and $1.08, respectively, for the first nine months of 2003, compared to $0.93 and $0.90, respectively, for the first nine months of 2002. The Company’s annualized return on average assets was 1.34% and annualized return on average equity was 16.50% for the nine months ended September 2003 compared to 1.43% return on average assets and 16.55% return on average equity for the same period in 2002. The slight decrease in these returns was primarily due to a lesser percentage increase of 17% in net income after tax compared to the asset growth of 35%.

Total interest and dividend income for the first nine months of 2003 was of $31.8 million, up 16% from $27.5 million for the first nine months of 2002. This increase was primarily due to: (i) $862,000 or 152% increase in interest rate swaps income and (ii) $206.6 million increase in average earning assets. The Company’s continued growth of its loan portfolio necessitated a provision for loan losses in the amount of $1.8 million for the first nine months of 2003, compared to a provision of $0.9 million for the same period in 2002. Noninterest income for the first nine months of 2003 was $11.8 million, representing an increase of $2.3 million, or 24%, compared to the first nine months of 2002. Noninterest income increased 23% for the first nine months of 2003 excluding the impact of a one-time gain on sale of securities available for sale.

For the third quarter of 2003, noninterest expense increased 14% to $6.8 million, compared to $6.0 million for the same quarter in 2002. The increase in noninterest expense was attributable to increases in legal fees and additional expenses related to the new Fullerton branch and the recently announced relocation of the Western branch office. Total noninterest expenses were $19.5 million for the first nine months of 2003 as compared to $17.0 million for the same period last year. Branch expansions and new hires of highly experienced personnel largely contributed to this increase. The Company’s efficiency ratio, defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income, increased slightly to 55.35% for the quarter compared to 54.94% in the like quarter a year ago. This increase was primarily due to 14% increase in operating expenses as a result of increased legal fees as well as additional expenses related to the opening of the new Fullerton branch office and the relocation of the Western branch office. Despite increases in noninterest expense, the Company’s efficiency ratio improved to 55.99% for the first nine months of 2003 compared to 58.61% in the same period a year ago primarily due to additional profit contributions from the new branches opened in 2000 thru 2001.

FINANCIAL CONDITION SUMMARY

As of September 30, 2003, total assets increased 13% to $928.1 million, compared to $818.6 million at December 31, 2002. The increase in total assets was primarily the result of growth in net loans of $140.1 million, partially offset by a decrease in investment securities of $32.5 million. The increase in total assets was funded by increases in deposits. Average earning assets for the first nine months of 2003 increased by 35% to $792.8 million, compared to the same period of 2002, while average net loans for the first nine months were $589.8 million, 42% higher than the same period of the prior year.

The loan portfolio increased by 27% to $661.3 million at September 30, 2003, compared to $521.2 million at December 31, 2002. Total net loans as a percentage of total assets also increased to 71% at September 30, 2003 compared to 64% at December 31, 2002. The growth in loans was mainly due to increases in commercial real estate, commercial and SBA loans.

Total investment securities decreased to $124.3 million at September 30, 2003, compared to $156.7 million at December 31, 2002, mainly due to prepayments of mortgage backed securities and matured, sold and called investment securities. This available cash flow was used to finance loan growth. Most of the decrease was in available-for-sale securities, which decreased 18% to $115.0 million at September 30, 2003 compared to $141.0 million at December 31, 2002. Investment securities represented 13% of total assets at September 30, 2003, compared to 19% as of December 31, 2002.

Total deposits increased $98.8 million or 14% to $825.8 million at September 30, 2003, compared to $727.0 million at December 31, 2002. This increase in deposits was mainly due to increases in noninterest-bearing demand, saving, and time deposits over $100,000. A large part of the increase was contributed by new branches opened in 2000 through 2002. As of September 30, 2003, the new branches opened in 2001 and 2002 held $216.6 million, or 26%, of total deposits. Noninterest-bearing demand, saving, and time deposits over $100,000 increased $52.6 million, $11.3 million and $64.2 million or 25%, 25% and 29%, respectively at September 30, 2003 as compared to December 31, 2002. These increases were partially offset by a $18.7 million, or 11%, decrease in Money Market and NOW account deposits and a $10.7 million, or 12%, decrease in time deposits under $100,000.

Time deposits over and under $100,000 included brokered deposits of $1.6 million at September 30, 2003. In addition, the Company maintained $50.0 million in low cost time certificates of deposits with the State of California as of September 30, 2003, an increase of $40 million as compared to December 31, 2002. These deposits have current maturity dates of 3 months. The average cost of State of California deposits was 1.06% and 1.96% as of September 30, 2003 and December 31, 2002, respectively. As a percentage of total deposits, demand deposits, money market and NOW accounts, savings, time deposits over $100,000, and time deposits under $100,000 comprised 32%, 18%, 7%, 9% and 34% as of September 30, 2003, respectively, compared to 28%, 23%, 6%, 12% and 30% as of December 31, 2002 and 29%, 17%, 6%, 13% and 35% as of September 30, 2002. Non-interest bearing demand deposits, which historically have been significant funding source increased by $52.6 million or 25% to $259.7 million as compared to $207.1 million at December 31, 2002.

The Company took long-term advances in July and October 2002 in the total amount of $14.9 million from the Federal Home Loan Bank of San Francisco with note terms from 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the lives of the notes. As of September 30, 2003, FHLB advances amounted to $14.7 million.

Total Shareholders’ Equity as of September 30, 2003 was $75.2 million, compared to $ 65.2 million at December 31, 2002. The increase in Shareholders’ Equity was attributable to net earnings of $8.6 million for the first nine months of 2003, an increase in capital of $2.5 million due to proceeds from and income tax benefits allowed on options exercised during the quarter, a $514,000 net decrease in unrealized gain from securities available for sale, and an increase in the fair value of interest rate swaps for hedging purposes.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in the Consolidated Statements of Operations, during the third quarter and for the nine months ended September 30, 2003 the Company generated net income of $3.0 million and $8.6 million, respectively, as compared to $2.8 million and $6.9 million for the same periods in 2002. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and noninterest income, which is basically fees and charges earned from customer services for providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

Total interest and dividend income for the third quarter of 2003 increased 10% to $10.9 million compared with $10.0 million for the same period in 2002. This increase was primarily due to growth in earning assets and income from interest rate swaps. Growth was driven by average net loans and average federal funds sold. Average net loans increased $183.5 million, or 41%, and average federal funds sold grew $6.6 million, or 20%, for the third quarter of 2003 compared to the same period in 2002.

Total interest expense for the third quarter of 2003 decreased 3% to $2.9 million compared with $3.0 million for the same quarter in 2002. This decrease was mainly due to rate reductions of 50 and 25 basis points in November 2002 and June 2003, respectively. As a result of rate cuts, the cost on total interest bearing liabilities decreased 68 basis points to 1.96% for third quarter of 2003 as compared to 2.64% for the same period last year.

Net interest income before provision for loan losses increased by $1.1 million for the third quarter of 2003 compared to the like quarter in 2002. Of this increase, approximately $2.6 million was due to volume changes, offset by $1.2 million and $379,000 in rate and rate/volume changes, respectively. Average loans increased by $183.5 million or 41% to $627.0 million in third quarter 2003 as compared to $443.5 million in third quarter of 2002. The average yield on loans for the third quarter of 2003 declined to 6.14% compared to 7.27% for the like quarter in 2002, a decrease of 113 basis points. The average investment portfolios for the third quarter of 2003 and 2002 were $141.8 million and $135.7 million, respectively. The average yields on the investment portfolio as of the third quarter of 2003 and 2002 were 2.90% and 4.54%, respectively. The decrease in yield was primarily due to (i) replacement of called and matured agency securities with lower yield ones in the second quarter of 2003 (ii) significant prepayment of high yield mortgage backed securities, (iii) gain recognition from sale of high yield securities during the first and second quarter of 2003, and (iv) repricing to lower interest rate of adjusted rate securities

The interest margin for the quarter equaled 3.80%, a 48 basis points decline compared to 4.28% for the same quarter of 2002. This decrease in net interest margin was mainly attributable to decreased yield in loans and available-for-sale securities. By replacing low yield investment securities by higher yield loans and net interest income stream from interest rate swaps, paying floating and receiving a fix rate, the Company managed to limit the decrease in net interest margin to 48 basis points, despite reductions in prime and market rates totaling 75 basis points set by the Federal Reserve Board in November 2002 and June 2003. Reductions in market rates set by Federal Reserve Board in 2003 and 2002 negatively impacted interest income more than interest expense, as the interest rates on prime rate based loans are reduced immediately, but rates on customer time deposits do not reset until maturity.

The yield on earning assets for the third quarter of 2003 was 5.18%, 95 basis points lower than 6.13% in the same quarter of last year. This decrease in 2003 was mainly due to 75 basis points reduction in prime and market rates set by the Federal Reserve Board in November 2002 and June 2003. Similarly, the average cost of interest-bearing liabilities declined to 1.96% by 68 basis points in the third quarter 2003 compared to 2.64% during the same quarter in 2002.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended September 30, 2003 and 2002:

Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended September 30,
	2003			2002
	(Dollars in thousands)
Assets:	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[1]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [1]
Interest-earning assets:
Loans [2]	$627,028	$9,699	6.14%	$443,505	$8,122	7.27%
Federal funds sold	39,732	106	1.06	33,093	141	1.69
Taxable investment securities:
U.S. Treasury	2,191	24	4.35	2,205	24	4.39
U.S. Governmental agencies debt securities	49,176	396	3.19	33,959	372	4.35
U.S. Governmental agencies mortgage backed securities	48,475	305	2.50	69,793	812	4.62
U.S. Governmental agencies collateralized mortgage obligations	4,099	(7)	(0.68)	3,763	50	5.23
Municipal securities	102	2	7.78	103	1	3.87
Other securities [3]	19,968	145	2.88	6,552	92	5.55

Total taxable investment securities:	124,011	865	2.77	116,375	1,351	4.61
Tax-advantaged investment securities [4]
Municipal securities	5,782	60	6.33	6,226	64	6.27
Others - Government preferred stock	11,963	111	5.07	13,124	138	5.77

Total tax-advantaged investment securities	17,745	171	5.48	19,350	202	5.93
Equity Stocks	931	8	3.41	687	8	4.04
Money market funds and interest-earning deposits	26,550	67	1.00	31,740	143	1.79

Total interest-earning assets	$835,997	$10,916	5.18%	$644,750	$9,967	6.13%

Non-interest earning assets:
Cash and due from banks	50,176			35,093
Bank premises and equipment, net	10,704			9,020
Customers’ acceptances outstanding	3,855			3,964
Accrued interest receivables	3,301			3,126
Other assets	10,633			7,110

Total noninterest-earning assets	78,669			58,313

Total Assets	$914,666			$703,063

[1]	Average rates/yields for these periods have been annualized.

[2]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees (costs) included in loan income were approximately $277,000 and $313,000, for the three months ended September 30, 2003 and 2002, respectively. Amortized loan fees (cost) have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[3]	Other securities include U.S. government asset-backed securities, corporate trust preferred securities, and corporate debt securities.

[4]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended September 30,
	2003			2003
	(Dollars in thousands)
Liabilities and Shareholders’ Equity:	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [5]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [5]

Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$162,321	$570	1.39%	$102,562	$466	1.80%
Savings	55,418	411	2.94	38,842	276	2.82
Time certificates of deposit in:
denominations of $100,000 or more	275,058	1,387	2.00	217,015	1,596	2.92
Other time certificates of deposit	78,763	410	2.07	84,274	594	2.79

	571,560	2,778	1.93	442,693	2,932	2.63
Other borrowed funds	16,313	127	3.09	8,461	75	3.53

Total interest-bearing liabilities	$587,873	$2,905	1.96%	$451,154	$3,007	2.64%

Non-interest-bearing liabilities:
Demand deposits	244,715			183,458
Other liabilities	9,979			9,690

Total non-interest bearing liabilities	254,694			193,148
Shareholders’ equity	72,099			58,761

Total liabilities and shareholders’ equity	$914,666			$703,063

Net interest income		$8,011			$6,960

Net interest spread [6]			3.22%			3.49%
Net interest margin [7]			3.80%			4.28%

Ratio of average interest-earning assets to interest-bearing liabilities			142.21%			142.91%

Net interest income before provision for loan losses for the first nine months of 2003 was $23.0 million compared to $19.5 million for the first nine months of 2002, which constitutes an increase of $3.5 million, or 18%. Of this increase, approximately $7.8 million was due to volume changes offset by $3.0 million and $1.2 million in rate and rate/volume changes, respectively. The average yield on loans for the nine months ended 2003 declined to 6.24% compared to 7.22% for the like period in 2002, a decrease of 98 basis points. The average investment portfolios for the nine months of 2003 and 2002 were $143.5 million and $114.8 million, respectively. The average yields on the investment portfolio as of the nine months ended September 30, 2003 and 2002 were 3.43% and 4.97%, respectively. Higher growth in lower cost deposits such as money market and NOW accounts had a favorable impact on the Company’s net interest margin. For the first nine months of 2003, average balances of money market, NOW and savings accounts grew $81.7 million or 66% as compared to the like period in 2002. Average balances of higher cost time certificate of deposits also grew at lower rate of 20% to $332.9 million for first nine months of 2003, from $276.6 million in comparable period of 2002. Average cost on savings for first nine months of 2003 increased 30 basis point to 2.91% as compared to 2.61% for the same period in 2002, mainly due to volume increase in higher rate installment savings which is used as a marketing tool to attract new customers at the newly opened branches. Other borrowed funds for the first nine months of 2003, increased $12.5 million to $16.1 million compared to $3.7 million for the first nine months of 2002. In order to take advantage of lower long term borrowing rates, the Company increased its borrowings during the third quarter of 2002.

[5]	Average rates/yields for these periods have been annualized.
[6]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
[7]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the nine months ended September 30, 2003 and 2002:

Distribution, Rate and Yield Analysis of Net Income

	Nine Months Ended September 30,
	2003			2002
	(Dollars in thousands)
Assets:	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[8]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [8]
Interest-earning assets:
Loans [9]	$589,768	$27,528	6.24%	$416,665	$22,489	7.22%
Federal funds sold	34,863	309	1.19	26,216	329	1.68
Taxable investment securities:
U.S. Treasury	2,207	73	4.42	2,180	73	4.48
U.S. Governmental agencies debt securities	37,506	1,021	3.64	23,890	888	4.97
U.S. Governmental agencies mortgage backed securities	61,057	1,472	3.22	60,236	2,231	4.95
U.S. Governmental agencies collateralized mortgage obligations	5,050	77	2.04	2,835	139	6.53
Municipal securities	102	5	6.55	103	5	6.10
Other securities [10]	18,840	486	3.45	6,634	290	5.87

Total taxable investment securities:	124,762	3,134	3.36	95,878	3,626	5.06
Tax-advantaged investment securities [11]
Municipal securities	5,975	183	6.30	5,742	179	6.42
Others - Government preferred stock	12,802	365	5.25	13,153	462	6.46

Total tax-advantaged investment securities	18,777	548	5.58	18,895	641	6.45
Equity Stocks	881	32	4.86	460	16	4.70
Money market funds and interest-earning deposits	23,791	207	1.16	28,123	395	1.88

Total interest-earning assets	$792,842	$31,758	5.36%	$586,237	$27,496	6.27%

Non-interest earning assets:
Cash and due from banks	42,010			33,557
Bank premises and equipment, net	10,415			8,972
Other real estate owned	—			57
Customers’ acceptances outstanding	3,481			4,115
Accrued interest receivables	3,282			2,903
Other assets	9,598			5,986

Total noninterest-earning assets	68,786			55,590

Total Assets	$861,628			$641,827

[8]	Average rates/yields for these periods have been annualized.

[9]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees (cost) included in loan income were approximately $268,000 and $800,000, for the nine months ended September 30, 2003 and 2002, respectively. Amortized loan fees (cost) have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[10]	Other securities include U.S. government asset-backed securities, corporate trust preferred securities, and corporate debt securities.

[11]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Distribution, Rate and Yield Analysis of Net Income

	Nine Months Ended September 30,
	2003			2002
	(Dollars in thousands)
Liabilities and Shareholders’ Equity:	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[12]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [12]
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$154,253	$1,659	1.44%	$89,246	$1,168	1.75%
Savings	51,622	1,125	2.91	34,957	684	2.61
Time certificates of deposit in:
denominations of $100,000 or more	250,673	4,207	2.24	198,070	4,390	2.96
other time certificates of deposit	82,231	1,372	2.23	78,530	1,678	2.86

	538,779	8,363	2.08	400,803	7,920	2.64
Other borrowed funds	16,137	381	3.16	3,678	87	3.13

Total interest-bearing liabilities	$554,916	$8,744	2.11%	$404,481	$8,007	2.65%

Non-interest-bearing liabilities:
Demand deposits	227,332			172,106
Other liabilities	9,608			9,782

Total non-interest bearing liabilities	236,940			181,888
Shareholders’ equity	69,772			55,458

Total liabilities and shareholders’ equity	$861,628			$641,827

Net interest income		$23,014			$19,489

Net interest spread [13]			3.25%			3.62%
Net interest margin [14]			3.88%			4.44%

Ratio of average interest-earning assets to
interest-bearing liabilities			142.88%			144.94%

[12]	Average rates/yields for these periods have been annualized.
[13]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
[14]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume), (ii) changes in interest rates (rate), and (iii) changes in both rate and volume (rate/volume):

	Three Months Ended September 30, 2003 vs. 2002 Increase (Decrease) Due to change In				Nine Months Ended September 30, 2003 vs. 2002 Increase (Decrease) Due to change In
Earning Assets	Volume	Rate	Rate / Volume	Total	Volume	Rate	Rate / Volume	Total
	(Dollars in thousands)
Interest Income:
Loans [15]	$3,361	$(1,262)	$(522)	$1,577	$9,343	$(3,041)	$(1,263)	$5,039
Federal funds sold	28	(53)	(10)	(35)	108	(96)	(32)	(20)
Taxable investment securities	89	(539)	(36)	(486)	1,092	(1,218)	(366)	(492)
Tax-advantaged securities [16]	(17)	(16)	2	(31)	(4)	(90)	1	(93)
Equity stocks	3	(1)	(2)	—	16	—	—	16
Money market funds and interest-earning deposits	(24)	(63)	11	(76)	(61)	(150)	23	(188)

Total earning assets	3,440	(1,934)	(557)	949	10,494	(4,595)	(1,637)	4,262

Interest Expense:
Deposits and borrowed funds
Money market and super NOW accounts	272	(107)	(62)	103	851	(209)	(152)	490
Savings deposits	118	11	5	134	326	78	37	441
Time deposits	382	(660)	(113)	(391)	1,236	(1,433)	(291)	(488)
Other borrowings	70	(10)	(8)	52	295	(1)	—	294

Total interest-bearing liabilities	842	(766)	(178)	(102)	2,708	(1,565)	(406)	737

Net interest income	$2,598	$(1,168)	$(379)	$1,051	$7,786	$(3,030)	$(1,231)	$3,525

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

The provision for loan losses for the quarter was $800,000, a 100% increase from the $400,000 provision for the prior year period. On a year-to-date basis, the provision for loan losses through September 30, 2003 was $1.8 million, an increase of $850,000 over the $900,000 provision for the comparable period in 2002. Considering the current economic climate and the significant growth in our loan portfolio, Management decided it would be prudent and sound to make this provision. Management believes that the $850,000 additional loan loss provision was adequate for the first nine months of 2003. While Management believes that the allowance for loan losses at September 30, 2003 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimation, inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

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

[15]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in loan income were approximately $268,000 and $800,000, for the nine months ended September 30, 2003 and 2002, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[16]	Yield on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Noninterest income increased 9% to $4.2 million for the third quarter of 2003 compared to $3.9 million for the same quarter in 2002. Noninterest income as a percentage of average earning assets decreased slightly to 2.01% from 2.39% for the same periods. This decrease was due to the 30% growth in interest earning assets and the absence of net gains on the sale of securities available for sale. The Company realized a loss of $9,000 from divesting a mutual fund in third quarter of 2003, as compared to a net gain of $172,000 in the like period a year ago. For the first nine months of 2003, noninterest income increased by $2.3 million, or 24%, to $11.8 million compared to $9.5 million for the first nine months of 2002. However, the ratio of noninterest income to average earning assets decreased to 1.99% for the nine months ended September 30, 2003, from 2.16% for the same period in 2002.

The primary sources of recurring noninterest income continued to be customer service fee charges on deposit accounts and fees from trade finance transactions. Customer service fees increased by $345,000, or 22%, in the third quarter of 2003, and by $813,000, or 18% for the first nine months of 2003, compared to the same period last year. The increase in customer service fees was mainly due to contributions from new branches opened during 2000 and 2001 and fee increases implemented in the third quarter. For the first nine months of 2003, customer service fees as a percentage of total core noninterest income, which excludes gain on sale of available for sale securities, slightly decreased to 46% compared to 48% for the first nine months of 2002.

Fee income from trade finance transactions fell by $49,000, or 7%, for the third quarter, and $140,000, or 7% for the first nine months of 2003. This decrease was primarily due to decreased levels of international trade activity by the Company’s customers in the periods under review.

As a result of SBA loan sales and retention of servicing rights, loan service fees increased $70,000, or 28%, for the third quarter of 2003, and $277,000, or 41%, for the first nine months of 2003. The Company sells the guaranteed portion of SBA loans regularly as a normal business practice.

During the second quarter of 2003, the Company started a mortgage loan program, which is essentially a referral program to a third party mortgage lender. As a result of income contribution from the mortgage loan program and increases in other charges and fees, other income increased by $201,000, or 65%, for the third quarter of 2003, and $597,000, or 98%, for the first nine months of 2003. Other income as a percentage of total noninterest income also increased substantially to 12% for third quarter of 2003 from 8% in like period year ago.

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

Noninterest Income	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2003		2002		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest income:
Customer service fees	$1,900	44.81%	$1,555	39.96%	$5,254	44.54%	$4,441	46.80%
Fee income from trade finance transactions	691	16.30	740	19.02	1,966	16.67	2,106	22.19
Wire transfer fees	170	4.01	153	3.93	501	4.25	440	4.64
Gain on sale of loans	656	15.47	710	18.25	1,593	13.50	1,051	11.08
Net gain on sale of securities available for sale	(9)	(0.21)	172	4.42	330	2.80	172	1.81
Other loan related service fees	322	7.59	252	6.48	948	8.04	671	7.07
Other income	510	12.03	309	7.94	1,205	10.20	608	6.41

Total noninterest income:	$4,240	100.00%	$3,891	100.00%	$11,797	100.00%	$9,489	100.00%

As a percentage of average earning assets:	2.01%		2.39%		1.99%		2.16%

Noninterest Expense

For the third quarter of 2003, noninterest expense increased 14% to $6.8 million, compared to $6.0 million for the same quarter in 2002. The increase in noninterest expense was primarily attributable to increases in professional service fees, business, promotion and advertising, and occupancy expenses. On the other hand, noninterest expense as a percentage of average assets decreased to 3.22% in the third quarter of 2003 as compared to 3.67% in same period in 2002. Noninterest expense for the first nine months of 2003 increased 15% to $19.5 million compared with $17.0 million for the first nine months of 2002.

The Company’s efficiency ratio, defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income, as a result of a 14% increase in operating expenses increased slightly to 55.35% for the third quarter of 2003 from 54.94% for the third quarter of 2002. However, efficiency improved to 55.99% for nine months ended 2003 as compared to 58.61% in the like period a year ago. This improvement was primarily due to growth in net interest income and noninterest income from the new branches opened during 2000 through 2002 and the slower growth in noninterest expense due to the Company’s ongoing efforts to improve efficiency and productivity.

Compensation and employee benefits increased only 1% to $3.2 million for the third quarter ended of 2003 compared to $3.1 million for the same quarter in 2002 and decreased from 52% to 46% of total noninterest expense for the same period. For the nine months ended September 2003, compensation and employee benefits increased 6% to $9.8 million as compared to $9.2 million in the comparable period period in 2002, but again decreased as a percentage of total noninterest expenses during the same period from 54% to 50%. This increase in dollar volume was mainly due to expenses associated with the increased personnel to staff new branch and normal salary increases.

Furniture, fixture and equipment expense grew 26% to $347,000 for the third quarter of 2003 from $276,000 for the same period year ago, but only 5% as percent of total noninterest expenses. This increase was mainly due to opening the Fullerton branch. Furniture, fixture and equipment expense also increased to $988,000 for first nine months of 2003, up from $769,000 for the comparable 2002 period.

Occupancy expense increased 23% to $537,000 for the third quarter of 2003, as compared to $436,000 for like period. This was primarily due to expenses related to opening the new Fullerton branch and relocating the Western branch office. The Company sold the old Western branch site with a gain in October 2002 and rented the facility back until new branch facility is ready to be occupied. Occupancy expense rose by $178,000 to $1.5 million for first nine months of 2003 as compared to $1.3 million a year ago.

Professional service fees expense increased by 54% to $757,000 for third quarter of 2003 compared to $491,000 for the same quarter in 2002 and increased from 8% to 11% of total noninterest expenses. The increased expense in this category was attributable to an increase in legal expenses due to ongoing legal cases. Professional service fees expense was $1.4 million for the nine months ended 2003 an increase of 31% as compared to $1.1 million for the same period in 2002. Professional service expense as a percentage of total noninterest expenses slightly increased from 6% to 7% for first nine months of 2003 as compared to a year ago.

Business promotion and advertising expenses grew 32% to $467,000 for the third quarter of 2003 mainly due to opening of Fullerton branch, compared to $355,000 in the third quarter of 2002. On a year-to-date basis business promotion and advertising expenses also increased by $251,000 to $1.3 million for the first nine months of 2003 compared with $1.1 million for the same period in 2002. This increase was primarily due to our name change and increased promotions for new product and services such as our mortgage lending program and Money Smart Program. The Company has participated in the Money Smart Program by the Federal Deposit Insurance Corporation as it aims to educate people on banking services by translating the training material to Korean.

Other operating expenses increased by $109,000 for the third quarter of 2003, and $422,000 for the nine months of 2003. This increase was mainly due to increase in insurance, assessments and other administrative expenses.

Other noninterest expenses include data processing, stationery and supplies, telecommunications, postage, courier service and security service expenses. For the third quarter of 2003, these noninterest expenses increased 14% to $1.0 million compared to $0.9 million for the same quarter in 2002. Increases were primarily due to Center Bank’s name change and opening of new branches.

The following table sets forth the breakdown of noninterest expense for the periods indicated:

Noninterest Expense	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2003		2002		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent Of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and benefits	$3,160	46.60%	$3,126	52.44%	$9,767	50.11%	$9,191	54.11%
Occupancy	537	7.92	436	7.30	1,480	7.59	1,302	7.67
Furniture, fixture, and equipment	347	5.12	276	4.63	988	5.07	769	4.53
Net other real estate owned (income) expense	—	—	—	—	—	—	(98)	-0.58
Data processing	445	6.56	382	6.41	1,278	6.56	1,149	6.76
Professional services fees	757	11.16	491	8.24	1,422	7.30	1,087	6.40
Business promotion and advertising	467	6.89	355	5.96	1,321	6.78	1,070	6.30
Stationery and supplies	146	2.15	116	1.95	450	2.31	276	1.62
Telecommunications	122	1.80	113	1.90	359	1.84	310	1.83
Postage and courier service	135	1.99	119	2.00	386	1.98	346	2.04
Security service	157	2.32	148	2.48	451	2.31	417	2.46
Other operating expense	508	7.49	399	6.69	1,588	8.15	1,166	6.86

Total noninterest expense	$6,781	100.00%	$5,961	100.00%	$19,490	100.00%	$16,985	100.00%

As a percentage of average earning assets		3.22%		3.67%		3.29%		3.87%
Efficiency ratio		55.35%		54.94%		55.99%		58.61%

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

The provision for income taxes remained flat at $1.7 million for the third quarter of 2003 compared to same period in 2002, but the effective tax rates decreased to 35.67% from 37.48% for the third quarter of 2003. The effective tax rates decreased in the third quarter of 2003 due to an increase in low-income housing tax credits. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $372,000 for the first nine months of 2003 compared to $237,000 for the nine months ended in September 30, 2002.

The Company normally has a net deferred tax asset. The Company’s deferred tax asset was $1,197,000 and $824,000 as of September 30, 2003 and December 31, 2002, respectively.

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

Interest Earning Short-Term Investments

The Company invests its excess available funds from daily operations in overnight Fed Funds and Money Market Funds. The Company started to invest in Money Market Funds beginning in the fourth quarter of 2001 as an alternative to Fed Funds to obtain higher yield. Money Market Funds are composed of mostly government funds and high quality short-term commercial paper. The Company can redeem the funds at any time. As of September 30, 2003 and December 31, 2002, the amounts invested in Fed Funds were $21.3 million and $35.5 million, respectively. The average yield earned on these funds was 1.19% for the first nine months of 2003 compared to 1.68% for the same period last year. The Company invested $21.3 million and $40.0 million in Money Market

Funds and interest bearing deposits with other banks as of September 30, 2003 and December 31, 2002. The average balance and yield on money market funds were $23.8 million and 1.16%, respectively for the first nine months of 2003, as compared to $28.1 million and 1.88% for the comparable period of 2002.

Investment Portfolio

As of September 30, 2003, investment securities totaled $124.3 million or 13% of total assets, compared to $156.7 million or 19% of total assets, as of December 31, 2002. The decrease in the investment portfolio was due to: (i) the sale of $10.0 million in government agency and corporate available-for-sale securities, (ii) $915,000 of held-to-maturity municipal securities and $8.0 million government agency available-for-sale securities being called during the quarter, (iii) $1.0 million of corporate available–for-sale securities and $6.0 million of government agency held–to-maturity securities maturing during the period, (iv) $10.0 million redemption of mutual funds, and (iv) a principal payment of $40.7 million on mortgage-backed securities. These decreases were partially offset by purchases of $395,000 in held-to-maturity and $37.2 million in available-for-sale securities.

As of September 30, 2003, available-for-sale securities totaled $115.0 million, compared to $141.0 million as of December 31, 2002. Available-for-sale securities as a percentage of total assets decreased to 12% as of September 30, 2003 from 17% as of December 31, 2002. Held-to-maturity securities decreased to $9.2 million as of September 30, 2003, compared to $15.7 million as of December 31, 2002. The composition of available-for-sale and held-to-maturity securities was 93% and 7% as of September 30, 2003, compared to 90% and 10% as of December 31, 2002, respectively. New securities were purchased in the available-for-sale category to provide flexibility to replace them with higher yield when market rate starts to move up. Matured and called investment securities were replaced by higher yielding loans in the third quarter of 2003. For the three months and nine months ended September 30, 2003, the yield on the average investment portfolio was 2.90% and 3.43%, respectively, representing decreases of 164 and 154 basis points, respectively, as compared to 4.54% and 4.97% for the same periods of 2002. During the first nine months of 2003, several of the Company’s corporate and mortgage-backed securities held in the available-for-sale category either matured or were prepaid and were replaced with similar securities at lower yields.

The average balance of taxable investment securities increased by 30% to $124.8 million for the nine months ended September 30, 2003, compared to $95.9 million for the same period last year. The annualized average yield declined 170 basis points to 3.36% for the nine months ended September 30, 2003, compared to 5.06% for the same period last year. The growth in taxable securities was attributable to the Company’s investment strategy of replacing its called, partially paid off and matured securities with, short-term (less than 1 year) call protected government agency securities and with corporate securities (i) to provide flexibility to replace them with longer term and reasonable yield securities, when rates start to move up and (ii) to temporarily hold as short term investments until the fund is used to originate new loans.

The average balance of tax-advantaged securities was $18.8 million and $18.9 million for the nine months ended September 30, 2003 and 2002, respectively. The average yield on tax-advantaged securities for the nine months ended September 30, 2003 was 3.90% compared to 4.54% for the same periods last year. The significant decrease in yield on the tax advantage securities was primarily due to adjusting to the current lower rate, because these securities are adjustable rate securities. Accordingly, when the rate starts to increase, these securities will generally be repriced to the higher rate unless the securities are called. The tax-equivalent yield on these same securities for the nine months ended September 30, 2003 was 5.58% compared to 6.45% for the same period last year.

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

Investment Portfolio

	As of September 30,		As of December 31
	2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury securities	$2,060	$2,172	$2,088	$2,225
U.S. Government agencies asset-backed securities	23	23	34	34
U.S. Government agencies securities	41,562	41,015	22,611	23,034
U.S. Government agencies mortgage-backed securities	40,436	40,506	77,679	78,415
U.S. Government agencies collateralized mortgage obligations	1,738	1,739	6,097	6,148
Government agencies preferred stock	13,578	12,821	13,623	13,524
Corporate trust preferred securities	11,000	10,835	11,000	10,890
Corporate debt securities	5,705	5,935	6,527	6,728

Total available for sale	$116,102	$115,046	$139,659	$140,998

Held to Maturity:
U.S. Government agencies securities	$3,000	$3,040	$9,000	$9,305
U.S. Government agencies mortgage-backed securities	416	416	419	430
Municipal securities	5,796	6,052	6,322	6,554

Total held to maturity	$9,212	$9,508	$15,741	$16,289

Total investment securities	$125,314	$124,554	$155,400	$157,287

The following table summarizes, as of September 30, 2003, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield [17]	Amount	Yield [17]	Amount	Yield	Amount	Yield [17]	Amount	Yield [17]
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Treasury securities	$—	—	$2,172	4.72%	$—	—	$—	—	$2,172	4.72%
U.S. Government agencies asset-backed securities	—	—	23	2.88	—	—	—	—	23	2.88
U.S. Government agencies securities	—	—	41,015	2.75	—	—	—	—	41,015	2.75
U.S. Government agencies mortgage-backed securities	—	—	4,278	4.38	4,873	2.96	31,355	3.11	40,506	3.23
U.S. Government agencies collateralized mortgage obligations	73	2.76	—	—	—	—	1,666	1.19	1,739	1.26
Government agencies preferred stock	—	—	—	—	—	—	10,835	2.82	10,835	2.82
Corporate trust preferred securities	6,446	3.32	6,375	3.16	—	—	—	—	12,821	3.24
Corporate debt securities	—	—	5,935	5.01	—	—	—	—	5,935	5.01

Total available for sale securities	$6,519	3.31	$59,798	3.19	$4,873	2.96	$43,856	2.96	$115,046	3.10

Held to Maturity (Amortized Cost):
U.S. Government agency securities	3,000	5.57	—	—	—	—	—	—	3,000	5.57
U.S. Government agencies mortgage-backed securities	—	—	—	—	—	—	416	7.59	416	7.59
Municipal securities	505	3.54	1,473	4.24	3,818	4.28	—	—	5,796	4.22

Total held to maturity	$3,505	5.28	$1,473	4.24	$3,818	4.28	$416	7.59	$9,212	4.80

Total investment securities	$10,024	4.00%	$61,271	3.22%	$8,691	3.54%	$44,272	3.00%	$124,258	3.23%

Loan Portfolio

The Company experienced high loan growth during the first nine months of 2003. Net loans increased $140.1 million, or 27%, to $661.3 million at September 30, 2003. The increase in loans was funded primarily through deposit growth coming from established branches and cash flow generated by sold, matured and called investment securities. While Management is optimistic that it can continue to leverage the Company’s current infrastructure to achieve similar or greater growth in loans for the remainder of the year, no assurance can be given that such growth will in fact occur. Net loans as of September 30, 2003, represented 71% of total assets, compared to 64% as of December 31, 2002.

The growth in net loans is comprised primarily of net increases in real estate commercial loans of $97.8 million, or 41%, commercial loans of $27.4 million, or 25%, consumer loans of $3.4 million, or 8%, SBA loans of $14.2 million, or 21%. Partially offsetting the growth in these loan categories was a net decrease in construction loans of $3.3 million or 16% and the sale of $29.2 million in SBA loans during the nine months ended September 30, 2003. The decrease in construction loans is primarily due to loan payoffs.

As of September 30, 2003, commercial real estate loans totaled $339.1 million, representing 50% of total loans, compared to $241.3 million, or 46%, of total loans at December 31, 2002. The increase in the percentage of commercial real estate loans resulted from Management’s efforts to promote this segment of the portfolio, as such loans involve a somewhat lesser degree of risk than certain other loans in the portfolio due to the nature and value of the collateral.

[17]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Since the Company’s loan to deposit ratio reached 80% at September 30, 2003, the Company may regularly sell certain SBA guaranteed portions to the secondary market with current gain. During the third quarter of 2003, the Company sold $15.6 million of SBA loans. The Company was servicing $70.3 million of sold SBA loans as of September 30, 2003, compared to $ 47.6 million as of December 31, 2002.

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	September 30, 2003		December 31, 2002
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate
Construction	$17,361	2.58%	$20,669	3.90%
Commercial [18]	339,095	50.49	241,252	45.55
Commercial
Korean Affiliate Loans [19]	14,960	2.23	11,335	2.14
Other commercial loans	120,956	18.01	97,205	18.36
Trade Finance [20]
Korean Affiliate Loans	3,810	0.57	3,038	0.57
Other trade finance loans	41,337	6.15	47,068	8.89
SBA	69,168	10.30	55,239	10.43
SBA held for sale[21]	12,570	1.87	12,250	2.32
Other [22]	7,503	1.12	129	0.01
Consumer	44,876	6.68	41,463	7.83

Total Gross Loans	$671,636	100.00%	$529,648	100.00%

Less:
Allowance for Loan Losses	(8,017)		(6,760)
Deferred Loan Fees	(281)		(170)
Discount on SBA Loans Retained	(2,065)		(1,501)

Total Net Loans	$661,273		$521,217

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

The following table sets forth the amounts of outstanding balances in the above three categories for South Korea:

Loans and Commitments Involving Korean Country Risk

	September 30, 2003	December 31, 2002
Category	(Dollars in thousands)

Commercial loans to U.S. affiliates or branches of Korean companies	$9,770	$6,953
Unused commitments for loans to U.S. affiliates of Korean companies	10,690	13,642
Acceptances with Korean Banks	4,876	13,213

Standby letters of credit issued by banks in South Korea	13,409	10,379

Total	$38,745	$44,187

[18]	Real estate commercial loans are loans secured by first deeds of trust on real estate
[19]	Consists of loans to U.S. affiliates or branches of Korean companies.
[20]	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.
[21]	SBA loans held for sale is stated at the lower of cost or market.
[22]	Consists of transactions in process and overdrafts.

Loans and commitments involving direct exposure to the Korean economy totaled $38.7 million, or 5%, of total loans and commitments, and $44.2 million, or 7%, of total loans and commitments as of September 30, 2003 and December 31, 2002, respectively. The Company’s level of loans and commitments involving such exposure at September 30, 2003 has decreased as compared to December 31, 2002 due to a $8.3 million decrease in acceptances with Korean banks and $3.0 million decrease in unfunded commitments for loans to U.S. affiliates of Korean companies these decreases were partially offset by $2.8 million increase in commercial loans from U.S affiliates or branches of Korean companies and $3.0 million increase in standby letters of credit issued by banks in South Korea..

In addition to the loans included in the above table which involve direct exposure to the Korean economy, the Bank also makes loans to many business customers in the import or export business whose operations are indirectly affected by the economies of various Pacific Rim countries. Indirect country risk is defined as the risk associated with U.S. businesses dependent upon foreign countries for business and trade. As of September 30, 2003, loans and commitments outstanding involving indirect country risk totaled $70.0 million, or 9%, of the Company’s total loans and commitments, and loans and commitments available credit involving foreign country risk totaled $30.1 million, or 4% of total loans and commitments. Approximately 67% of the loans and commitments involving indirect country risk involve borrowers doing business with Korea; the remaining percentages involving other foreign countries are small in relation to the total indirect loans involving total foreign country risk. As a result, with the exception of Korea, the Company does not believe it has significant indirect country risk exposure to any other foreign country. The Company limits its risk to export loans by participating in the state and federal agency supported export programs such as the Export Working Capital Program (EWCP) and the California Export Finance Office (CEFO), which guarantee 70 to 90% of the export loans. The Company also requires that a majority of export finance loans be supported by Letters of Credit issued by established creditworthy commercial banks. The Company also monitors other foreign countries for economic or political risks to the portfolio. The Company makes import loans to U.S. domestic business entities whose operations would not be directly affected by the economic conditions of foreign countries.

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

Management’s classification of a loan as nonaccrual or restructured is an indication that there is reasonable doubt as to the full collectibility of principal and/or interest on the loan. At this point, the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid. If the loan deteriorates further due to a borrower’s bankruptcy or similar financial problems, unsuccessful collection efforts or a loss classification by regulators or auditors, the remaining balance of the loan is then charged off. These loans may or may not be collateralized, but collection efforts are continuously pursued. Total nonperforming loans were $3.9 million as of September 30, 2003 compared to $2.4 million as of December 31, 2002. The increase in nonperforming loans was mainly due to one large construction loan in the amount of $2.2 million, which the company is optimistic that it will be current by the year-end. Nonperforming assets as a percentage of total loans and other real estate owned increased to 0.58% as of September 30, 2003 compared to 0.46% at December 31, 2002. Total nonperforming loans were $3.9 million and $2.0 million as of September 30, 2003 and 2002, respectively.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	September 30, 2003	December 31, 2002	September 30, 2002
	(Dollars in Thousands)
Nonaccrual loans:
Real estate:
Construction	$2,249	$—	$—
Commercial	32	49	60
Commercial:
Korean Affiliate Loans	—	—	—
Other commercial loans	674	885	1,243
Consumer	181	50	119
Trade finance:
Korean Affiliate Loans	—	—	—
Other trade finance loans	87	87	96
SBA	682	1,357	514
Other [23]	—	—	—

Total	3,905	2,428	2,032
Loans 90 days or more past due (as to principal or interest) still accruing:
Total	—	—	—
Restructured loans: [24]
Total	—	—	—

Total nonperforming loans	3,905	2,428	2,032
Other real estate owned	—	—	—

Total nonperforming assets	$3,905	$2,428	$2,032

Nonperforming loans as a percentage of total loans	0.58%	0.46%	0.44%
Nonperforming assets as a percentage of total loans and other real estate owned	0.58%	0.46%	0.44%
Allowance for loan losses to nonperforming loans	205.30%	278.42%	305.91%

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

At September 30, 2003 and December 31, 2002, the Company had classified $3.3 million and $1.8 million of its loans as impaired with specific reserves of $203,000 and $468,000, respectively. This increase in impaired loans was due to one participated construction loan of $2.2 million. Construction has been completed and the hotel is operational, but as part of the possible restructuring agreement, the borrower is demanding additional funds. Participated lending group is in the process of selling this note, and Management is optimistic that this will be resolved by the year-end of 2003. At September 30, 2003 and December 31, 2002, loans classified as impaired without specific reserves amounted to $1.8 million and $809,000, respectively. This increase is mainly due to downgrading of several commercial and SBA loans for which the SBA guarantees 75% of principal and accrued interest. The average recorded investment in impaired loans at September 30, 2003 and December 31, 2002 was $4.1 million and $3.3 million respectively. Interest income of $190,000 and $351,000 was recognized on impaired loans, on a cash basis, during the nine months ended September 30, 2003 and year ended December 31, 2002, respectively.

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

The following table sets forth the composition of the allowance for loan losses as of September 30, 2003 and December 31, 2002:

Composition of Allowance for Loan Losses	As of September 30, 2003	As of December 31, 2002
	(Dollars in thousands)
Specific (Impaired loans).	$203	$468
Formula (non-homogeneous)	6,847	5,178
Homogeneous	359	313
Country risk exposure	608	801

Total allowance and reserve	$8,017	$6,760

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses
	September, 30 2003	December 31, 2002	September, 30 2002
	(Dollars in thousands)
Balances:
Average total loans outstanding during period [25]	$597,064	$439,493	$422,427
Total loans outstanding at end of period [25]	$669,290	$527,977	$465,194
Allowance for Loan Losses:
Balance before reserve for losses on commitments	$6,760	$5,540	$5,540
Reserve for losses on commitments to extend credit [26]	—	(43)	(43)

Balance at beginning of period	6,760	5,497	5,497
Charge-offs:
Real Estate
Construction	—	—	—
Commercial	—	—	—
Commercial:
Korean Affiliate Loans	—	80	80
Other commercial loans	727	1,243	739
Consumer	59	227	94
Trade Finance:
Korean Affiliate Loans	—	29	—
Other trade finance loans	—	—	14
SBA	126	75	—
Other	—	—	—

Total charge-offs	912	1,654	927
Recoveries
Real estate
Construction	—	—	—
Commercial	—	10	—
Commercial:
Korean Affiliate Loans	180	327	222
Other commercial loans	128	367	486
Consumer	40	5	4
Trade finance:
Korean Affiliate Loans	—	—	—
Other trade finance loans	6	68	3
SBA	65	40	31
Other	—	—	—

Total recoveries	419	817	746

Net loan charge-offs and (recoveries)	493	837	181
Provision for loan losses	1,750	2,100	900

Balance at end of period	$8,017	$6,760	$6,216

Ratios:
Net loan charge-offs to average total loans	0.08%	0.19%	0.04%
Provision for loan losses to average total loans	0.29	0.48	0.21
Allowance for loan losses to gross loans at end of period	1.20	1.28	1.34
Allowance for loan losses to total nonperforming loans	205.30	278.42	305.91
Net loan charge-offs to allowance for loan losses at end of period	6.15	12.38	2.91
Net loan charge-offs to provision for loan losses	28.17%	39.86%	20.09%

[25]	Total loans are net of deferred loan fees and discount on SBA loans sold.
[26]	The reserve for losses on commitments to extend credit and letters of credit is primarily related to lines of credit. The Company evaluates credit risk associated with the loan portfolio at the same time it evaluates credit risk associated with commitments to extend credit and letters of credits. However, as of December 31, 2002, the reserve necessary for the commitments is reported separately in other liabilities in the accompanying statements of financial condition, and not as part of the allowance for loan losses, as presented above.

The allowance for loan losses was $8.0 million as of September 30, 2003, compared to $6.8 million at December 31, 2002. The Company recorded a provision of $1.8 million for the first nine months of 2003. In addition, the Company has a $95,000 reserve for losses on commitments to extent credit. For the nine months ended September 30, 2003, the Company charged off $912,000 and recovered $419,000, resulting in net charge-offs of $493,000, compared to net charge-offs of $181,000 for the same period in 2002. The increase in net charge-offs was mainly due to a decrease in commercial loan recoveries compared to the prior period. The allowance for loan losses was 1.2% of total gross loans at September 30, 2003 compared to 1.3% as of December 31, 2002. The decrease in the ratio was primarily due to an 27% increase in net loans at September 30, 2003 compared to December 31, 2002. The Company provides an allowance for new credits based on the migration analysis discussed previously. The ratio of the allowance for loan losses to total nonperforming loans decreased to 205.3% as of September 30, 2003 compared to 278.4% as of December 31, 2002. This decrease was mainly due to one construction loan of $2.2 million. Construction has been completed and the hotel is operational, but as a part of the possible restructuring agreement, the borrower is demanding additional funds. Participated lending group is in the process of selling this note, and Management is optimistic that this will be resolved by the year-end of 2003. Since this loan is real estate secured, the Company’s loss exposure is minimal. The ratio of the allowance for loan losses to total nonperforming loans also decreased to 205.3% at September 30, 2003 from 305.9% as of September 30, 2002. Management believes that the ratio of the allowance to nonperforming loans at September 30, 2003 was adequate based on its overall analysis of the loan portfolio.

The balance of the allowance for loan losses increased to $8.0 million as of September 30, 2003 compared to $6.8 million as of December 31, 2002. This increase was mainly due to a $1.7 million increase in formula (non-homogeneous) allowance and a $46,000 increase in homogeneous allowance. Formula and homogeneous allowances were increased due to loan growth and increases in delinquent auto and credit card loans. These increases were partially offset by a decrease in the country risk allowance and specific allowance related to impaired loans.

The provision for loan losses for the first nine months of 2003 increased by $850,000 to $1.8 million, or 94% above the $900,000 provision for the prior year period. Considering the current economic climate and the significant growth in our loan portfolio, Management decided it would be prudent and sound to increase the allowance in line with loan growth. The ratio of allowance to gross loans was 1.2% at September 30, 2003. Management believes the level of allowance as of September 30, 2003 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the quarter. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require in increased provisions for loan losses in the future.

Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, Management performs an ongoing assessment of the risks inherent in the portfolio. Real estate is the principal collateral for the Company’s secured loans.

Cash and Due from Banks

Cash and due from banks increased by $29.5 million to $68.3 million as of September 30, 2003 compared to $38.9 million at December 31, 2002. The variance was mainly due to a $20 million investment in the ATM funding program to generate additional fee income.

Other Assets

Other assets increased by $2.5 million to $6.7 million as of September 30, 2003 compared to $4.2 million at December 31, 2002. The variance was due, primarily, to increases in matured but unsettled securities and the fair value of interest rate swaps to $341,000 and $1.5 million, respectively.

Deposits

An important balance sheet component affecting the Company’s net interest margin is its deposit base. The Company’s average deposit cost decreased to 2.08% during the first nine months of 2003, compared to 2.64% in 2002. The significant decline in market rates, brought about by the decreases in short term rates set by the Federal Reserve Board, caused the average rates paid on deposits and other liabilities to decline. The U.S. economy is currently in a historically low interest rate environment, and Management has therefore sought to add wholesale funding sources in order to extend liability duration at reasonable costs, utilizing medium to long-term deposits and Federal Home Loan Bank advances. The Company can deter, to some extent, the rate hunting customers who demand high cost CDs because of local market competition by using wholesale funding sources.

Total brokered CDs were $1.6 million and $13.6 million as of September 30, 2003, and December 31, 2002 with the remaining maturities ranging from nine to fourteen months and six to 36 months, respectively. The decrease in brokered deposits reflects the replacement of such deposits with the increasing volume of public and retail deposit accounts as well as low cost FHLB advances. The Company is currently not accepting any new brokered deposits. However, the Company may accept additional broker deposits, if and when the Company can get benefits from the funding rates of brokered deposits in the future. In addition, the Company maintained $50.0 million in low cost time certificates of deposits with the State of California as of September 30, 2003, an increase of $40 million as compared to December 31, 2002. These deposits have a current maturity of 3 months. The average cost of the State of California deposits was 1.06% and 1.96% as of September 30, 2003 and December 31, 2002, respectively.

Total deposits increased $98.8 million or 14% to $825.8 million at September 30, 2003 compared to $727.0 million at December 31, 2002. This increase in deposits was mainly due to increases in noninterest-bearing demand, saving, and time deposits over $100,000. The increase was primarily due to a $40 million increase in certificates of deposits with the State of California. As of September 30, 2003, the new branches opened in 2001 and 2002 held $216.6 million, or 26%, of total deposits. Noninterest-bearing demand, saving, and time deposits over $100,000 increased $52.6 million, $11.3 million and $64.2 million, or 25%, 25% and 29%, respectively. These increases were partially offset by a $18.7 million or 11% decrease in Money Market and NOW account deposits and a $10.7, million or 12%, decrease in time deposits under $100,000. Information concerning the average balance and average rates paid on deposits by deposit type for the three and nine months ended September 30, 2003 and 2002 is contained in the “Distribution, Yield and Rate Analysis of Net Income” tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses Federal Home Loan Bank of San Francisco (“FHLB”) advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowing was $14.7 million and $14.9 million, at September 30, 2003 and December 31, 2002, respectively. Notes issued to the U.S. Treasury remained at $1.0 million and $2.2 million as of September 30, 2003 and December 31, 2002, respectively. The total borrowed amount outstanding at September 30, 2003 and December 31, 2002 was $15.9 million and $17.6 million, respectively. The average cost of borrowed funds was 3.16% and 3.25% as of September 30, 2003 and December 31, 2002, respectively.

LIQUIDITY AND MARKET RISK/INTEREST RISK MANAGEMENT

Liquidity

Liquidity is the Company’s ability to maintain sufficient cash flow to meet deposit withdrawals and loan demands and to take advantage of investment opportunities as they arise. The Company’s principal sources of liquidity have been growth in deposits, proceeds from the maturity of securities, and prepayments from loans. To supplement its primary sources of liquidity, the Company maintains contingent funding sources, which include a borrowing capacity of up to 25% of total assets upon providing collateral with the Federal Home Loan Bank of San Francisco, access to the discount window of the Federal Reserve Bank of San Francisco, a deposit facility with the California State Treasurer’s office up to 80% of total equity with collateral pledging, and an unsecured Fed funds line with correspondent banks.

As of September 30, 2003, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 21%. Total available liquidity as of that date was $156.7 million, consisting of excessive cash holdings or balances due from banks, overnight Fed Funds Sold, Money Market Funds and uncollateralized securities. It is the Company’s policy to maintain a minimum liquidity ratio of 20%. The Company’s net non-core fund dependence ratio was 31.5% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $40 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The non-core fund dependence ratio was 28.4% with the assumption of $40 million as stable and core fund sources. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by the long-term assets. The Company had $1.6 million and $13.6 million in brokered deposits as of September 30, 2003 and December 31, 2002, respectively.

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

Asset/liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. The Company actively monitors its assets and liabilities to mitigate risks associated with interest rate movements. In general, Management’s strategy is to match asset and liability balances within maturity categories to limit the Company’s exposure to earnings fluctuations and variations in the value of assets and liabilities as interest rates change over time. The Company’s strategy for asset/liability management is formulated and monitored by the Company’s Asset/Liability Management Board Committee. This Board Committee is composed of four outside directors and the President. The Chief Financial Officer serves as secretary of the Committee. The Board Committee meets quarterly to review and adopt recommendations of the Management Committee.

The Asset/Liability Management Committee consists of executive and manager level officers from various areas of the Company, including lending, investment, and deposit gathering, in accordance with policies approved by the Board of Directors. The primary goal of the Company’s Asset/Liability Management Committee is to manage the financial components of the Company to optimize the net income under varying interest rate environments. The focus of this process is the development, analysis, implementation, and monitoring of earnings enhancement strategies, which provide stable earnings and capital levels during periods of changing interest rates.

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

Interest Rate Risk

Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change. In general, the interest that the Company earns on its assets and pays on its liabilities is established contractually for a specified period of time. Market interest rates change over time and if a financial institution cannot quickly adapt to changes in interest rates, it may be exposed to volatility in earnings. For instance, if the Company were to fund long-term fixed rate assets with short-term variable rate deposits, and interest rates were to rise over the term of the assets, the short-term variable deposits would rise in cost, adversely affecting net interest income. Similar risks exist when rate sensitive assets (for example, prime rate based loans) are funded by longer-term fixed rate liabilities in a falling interest rate environment.

In order to monitor and manage interest rate risk, Management utilizes quarterly gap analysis and quarterly simulation modeling as tools to determine the sensitivity of net interest income and economic value sensitivity of the balance sheet. These techniques are complementary and both are used to provide a more accurate measurement of interest rate risk.

Gap analysis measures the repricing mismatches between assets and liabilities. The interest rate sensitivity gap is determined by subtracting the amount of liabilities from the amount of assets that reprice during a particular time interval. A liability sensitive position results when more liabilities than assets reprice or mature within a given period. Conversely, an asset sensitive position results when more assets than liabilities reprice within a given period. As of September 30, 2003, the Company was asset sensitive with a positive one-year gap of $86.4 million or 9.3% of total assets and 10.4% of earning assets.

Although the interest rate sensitivity gap analysis is a useful measurement tool and contributes to effective asset/liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the Asset/Liability Management Committee also uses simulation modeling on a quarterly basis as a tool to measure the sensitivity of earnings and net portfolio value (“NPV”) to interest rate changes. Net portfolio value is defined as the net present value of an institution’s existing assets minus the present value of liabilities and off-balance sheet instruments. The simulation model captures all assets, liabilities, and off-balance sheet financial instruments, such as interest rate swaps and other significant variables considered to be affected by interest rates. These other significant variables include prepayment speeds on mortgage-backed securities, cash flows on loans and deposits, principal amortization, call options on investment securities purchased, balance sheet growth assumptions, and changes in interest rate relationships as various rate indices react differently to market rates. The simulation measures the volatility of net interest income and net portfolio value under immediate rising or falling market rate scenarios in 100-basis-point increments up to 300 basis points.

The following table sets forth, as of September 30, 2003, the estimated impact of changes on the Company’s net interest income over a twelve-month period and NPV, assuming a parallel shift of 100 to 300 basis points in both directions.

Change (In Basis Points)	Net Interest Income (next twelve months)	% Change	NPV	% Change

(Dollars in thousands)
+300	$42,274	19.86%	$73,061	-13.05%
+200	$39,572	12.21%	$76,854	-8.54%
+100	$36,273	2.85%	$79,396	-5.51%
-100	$33,739	-4.34%	$85,480	1.73%
-200	$31,186	-11.58%	$88,428	5.24%
-300	$27,468	-22.12%	$91,432	8.81%

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

The Company’s historical strategies in protecting both net interest income and the economic value of equity from significant movements in interest rates have involved using various methods of assessing existing and future interest rate risk exposure and diversifying and restructuring its investment portfolio accordingly. The Company may use off-balance sheet instruments, such as interest rate swaps, as part of its overall goal of minimizing the impact of interest rate fluctuations on the Company’s net interest margin and its shareholders’ equity. As of September 30, 2003, the Company had five interest rate swap agreements with a total notional amount of $105 million, wherein the Company receives a fixed rate of 5.89% at semi-annual intervals and 6.89%, 6.25%, 5.51%, and 6.25% at quarterly intervals, respectively. The Company pays a floating rate at quarterly intervals for all five off-balance sheet interest rate swaps based on the Wall Street Journal published Prime Rate, on notional amounts of $20,000,000 (original notional amount of $45,000,000 but terminated $25,000,000 in August 2002), $20,000,000, $25,000,000, $20,000,000, and $20,000,000, respectively. These contracts mature on October 30, 2003, May 10, 2005, August 15, 2006, December 19, 2005, and August 25, 2007, respectively. Interest rate swaps contributed $1,427,000 to net interest income for the first nine months of 2003. At September 30, 2003, the fair value of the interest rate swaps was at a favorable position of $1,770,000 net of tax of $1,284,000, and is included in accumulated other comprehensive income. At September 30, 2003, the related asset on the interest rate swap of $3,054,000 was included in other assets.

The Company’s policies also permit the purchase of rate caps and floors, although the Company has not yet engaged in these activities.

CAPITAL RESOURCES

Shareholders’ equity as of September 30, 2003 was $75.2 million, compared to $65.2 million as of December 31, 2002. The primary sources of increases in capital have been retained earnings and relatively nominal proceeds from the exercise of employee incentive and/or directors’ nonqualified stock options. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company is financially sound and able to support its growth from its retained earnings. Historically, the Company has been reinvesting its earnings into its capital in order to support the Company’s continuous growth through the payment of stock rather than cash dividends. However, the Company declared its first quarterly cash dividend of $0.08 per share to the shareholders of record as of October 10, 2003. The cash dividend was paid on October 24, 2003. The Company plans to continue to pay quarterly cash dividends in the future, provided that such dividends allow the Company to continue to meet regulatory capital requirements and are not overly restrictive to its growth capacity. However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividend.

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose Tier I risk based capital ratio, total risk based capital ratio and leverage ratio meet or exceed 6%, 10%, and 5%, respectively, are deemed to be “well-capitalized.” Based on these guidelines, the Company’s Tier 1 and total risk based capital ratios as of September 30, 2003 were 9.99% and 11.10%, respectively. The Company’s leverage ratio was 8.55% as of September 30, 2003. As of September 30, 2003, all of the Company’s capital ratios were well above the minimum regulatory requirements for a “well-capitalized” institution.

The following table compares the Company’s and Bank’s actual capital ratios at September 30, 2003, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	11.10%	11.09%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	9.99%	9.99%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	8.55%	8.54%	4.00%	5.00%

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

Change in Internal Controls – There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were taken.

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

(b) Reports on Form 8-K: The Registrant filed one report on Form 8-K on July 27, 2003 relating to an Item 9 Regulation FD Disclosure with respect to an earnings release for the Company.

[27]	Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on June 14, 2002

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: November 14, 2003	/s/ SEON HONG KIM
Center Financial Corporation Seon Hong Kim President & Chief Executive Officer

Date: November 14, 2003	/s/ YONG HWA KIM
Center Financial Corporation Yong Hwa Kim Senior Vice President & Chief Financial Officer