Form 10-K
period 2003-12-31
CENTER FINANCIAL CORP
filed 2004-03-30
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number: 000-50050

CENTER FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

California	52-2380548
(State of Incorporation)	(IRS Employer Identification No)

3435 Wilshire Boulevard, Suite 700 Los Angeles, California 90010	90010
(Address of principal executive offices)	(Zip Code)

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

☐  Yes    ☒  No

As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $70.2 million, based on the closing price reported on the Nasdaq National Market to the Registrant on that date of $15.06 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of March 10, 2004 was 16,071,848.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on the current beliefs of the Company’s Management as well as assumptions made by and information currently available to Management. All statements other than statements of historical fact included in this Annual Report, including without limitation, statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” regarding the Company’s financial position, business strategy and plans and objectives of Management for future operations, are forward-looking statements. When used in this Annual Report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar meaning, as they relate to the Company or the Company’s Management, are intended to identify forward-looking statements. Although Management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from Management’s expectations (“cautionary statements”) include fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which the Company conducts its operations, and are disclosed under “Risk Factors” and elsewhere in this Annual Report. Based upon changing conditions, if any one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

PART I

ITEM 1. BUSINESS

GENERAL

Center Financial Corporation

Center Financial Corporation (“Center Financial” or the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is headquartered in Los Angeles, California. Center Financial was incorporated in April 2000 and acquired all of the outstanding shares of Center Bank (formerly California Center Bank) in October 2002. Center Financial’s principal subsidiary is Center Bank (“the Bank”). Center Financial exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries as it may acquire or establish. Currently, the Company’s only other direct subsidiary is Center Capital Trust I, a Delaware statutory business trust which was formed in December 2003 solely to facilitate the issuance of capital trust pass-through securities (see “-Recent Developments”).

Our principal source of income is currently dividends from the Bank, but we intend to explore supplemental sources of income in the future. Our expenditures, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, and the cost of servicing debt, will generally be paid from such payments made to us by the Bank.

At December 31, 2003, we had consolidated assets of $1.0 billion, deposits of $867.9 million and shareholders’ equity of $78.3 million.

Our Administrative Offices are located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010 and our telephone number is (213) 251-2222. Our website address is www.centerbank.com. As used herein, the terms “Company”, “we”, “us” and “our” refer collectively to Center Financial Corporation, the Bank, Center Capital Trust I and the Bank’s subsidiary, CB Capital Trust (discussed below), unless the context otherwise requires. The term “Center Financial” is used to designate Center Financial Corporation only.

Center Bank and Subsidiary

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters is located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank is a community bank providing comprehensive financial services to small to medium sized business owners, mostly in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (SBA) loans and provides trade finance loans and other international banking products. The Bank’s primary market is the greater Los Angeles metropolitan area, including Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has thirteen full-service branch offices located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all 13 branches as de novo branches, including the Fullerton Branch. The new Fullerton Branch opened in July 2003, in the Buena Park area, where the Korean-American population is rapidly growing. The Bank also operates five Loan Production Offices (“LPO’s”) in Phoenix, Seattle, Denver, Washington D.C. and Las Vegas. The Company opened its fifth LPO in Nevada in October 2003.

Additionally, CB Capital Trust, a Maryland real estate investment trust, was formed as a subsidiary of the Bank in August 2002 with the primary business purpose of investing in the Bank’s real estate-related assets. CB Capital Trust was capitalized in September 2002, at which time the Bank exchanged real estate-related assets for 100% of the common stock of the CB Capital Trust. CB Capital Trust issued preferred stock to 113 employees of the Bank during January 2003. The value of the preferred shares issued to each employee is minimal.

CB Capital Trust was formed with the intention of ultimately reducing the Company’s state taxes and thereby increasing net earnings, although it is currently uncertain whether any such tax savings will be available (see “Item 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Provision for Income Taxes”). The Company’s effective tax rate for the years ended December 31, 2003, 2002 and 2001 was 36%, 37% and 36%. The Company did not record state tax benefits related to CB Capital Trust. The Company may use CB Capital Trust as a vehicle to raise additional capital in the future.

Through our network of branch offices, we provide a wide range of commercial and consumer banking services to our customers. In the past, we focused primarily on Korean-American individuals and companies, but in recent years we have expanded our target customers to include multi-ethnic businesses and depositors. Our primary focus is on small and medium sized Korean-American businesses, professionals and other individuals in its market area, with particular emphasis on the growth of deposits and the origination of commercial and real estate secured loans. We offer bilingual services to our customers in English and Korean and have a network of ATM’s located in eleven of our branch offices.

In 2000, we commenced implementing our strategy of growing our branch network by establishing de novo full service branches to expand our customer base. In September 2000, we opened a branch in Colton, in the Inland Empire area of Southern California. In 2001, we continued these plans by opening five new branches, in Downtown Los Angeles, the Mid-Wilshire District, Torrance, San Diego and Cerritos. We also opened a mini branch office, the Oxford Branch in the heart of Koreatown in 2002. The new Fullerton Branch opened in July 2003, in the Buena Park area, where the Korean-American population is rapidly growing. All the existing branches are within the Southern California area. The Company has entered into a definitive agreement to acquire the branch operations of Korea Exchange Bank in Chicago, Illinois with an anticipated closing date of April 23, 2004; and is also in the process of negotiating the purchase of Liberty Bank in New York (see “Recent Developments”).

In 2000, we opened two new loan production offices, in Phoenix, Arizona and in Seattle, Washington, to meet the needs of Asian Americans in those markets. In 2001, we opened a loan production office in Denver,

Colorado with the same objective. The Company opened a new LPO, at Annandale, Virginia in November 2002 and called Washington D. C. LPO. The Company opened its fifth LPO in Nevada in October 2003. These loan production offices emphasize SBA loans, but also provide a variety of international banking and commercial lending services, including commercial real estate and business commercial loans.

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

We also participate in the SBA’s Export Working Capital Program. SBA loans are generally secured by deeds of trust on industrial buildings or retail stores. We regularly sell a portion of the guaranteed portion of the SBA guaranteed loans we originate. We retain the obligation to service the loans, for which we receive a servicing fee. As of December 31, 2003, we were servicing $91.5 million of sold SBA loans.

As of December 31, 2003, the principal areas in which we directed our lending activities, and the percentage of our total loan portfolio for which each of these areas was responsible, were as follows: commercial loans secured by first deeds of trust on real estate 53%; commercial loans 20%; SBA loans 9%; trade financing 8%; consumer loans 7% and construction loans 3%.

We fund our lending activities primarily with demand deposits, savings and time deposits obtained through our branch network. Our deposit products include demand deposit accounts, money market accounts, and savings accounts, time certificates of deposit and fixed maturity installment savings. Our deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof. Like most state-chartered banks of our size in California, we are not currently a member of the Federal Reserve System. As of December 31, 2003, we had 34,209 deposit accounts with balances totaling approximately $867.9 million. As of December 31, 2003, we had $268.5 million or 31% in non-interest bearing demand deposits; $156.9 million or 18% in money market accounts; $61.3 million or 7% in savings accounts; $75.0 million or 9% in time deposits less than $100,000; and $306.2 million or 35% in time deposits of more than $100,000. We have obtained the registered service mark “Prime Business Club” to serve exclusively our Prime Business Accounts. As of December 31, 2003, the State of California had placed a deposit of $60 million with us.

We also offer international banking services such as letters of credit, acceptances and wire transfers, and merchant deposit services, travelers’ checks, debit cards, and safe deposit boxes.

In 2001, we introduced Internet banking services to allow our customers to access their loan and deposit accounts through the Internet. Customers can obtain transaction history, account information, transfer funds between accounts and process bill payments. The Company plans to implement improved real-time online Internet Banking starting in April 2004.

We hold no patents or licenses (other than licenses required to be obtained from appropriate bank regulatory agencies), franchises, or concessions. Our business is generally not seasonal. There has been no material effect upon our capital expenditures, earnings, or competitive position as a result of federal, state, or local environmental regulation.

For 2003, income from commercial loans secured by first deeds of trust on real estate properties, income from commercial loans, interest on investments and service charges on deposit accounts generated approximately 44%, 20%, 11% and 15%, respectively, of our total revenues. We segregate our operations into three primary segments: Banking Operations, Trade Finance Services (“TFS”), and Small Business Administration Lending Services. Total assets as of December 31, 2003 attributable to Banking Operations totaled $826.2 million, compared with $100.6 million for Trade Finance Services and $100.5 million for Small Business Administration Lending Services. For financial information about our business segments, see footnote 20 of the consolidated financial statements included in Item 8 herein. We are not dependent on a single customer or group of related customers for a material portion of our deposits or loans, nor is a material portion of our loans concentrated within a single industry or group of related industries. Most of our customers are concentrated in the greater Los Angeles area.

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

Recent Developments

On December 30, 2003, Center Capital Trust I, a newly formed Delaware statutory business trust and a wholly owned subsidiary of the Company (the “Trust”), issued an aggregate of $18 million of principal amount of Trust Preferred Securities. Bear, Stearns & Co., Inc. acted as the initial purchaser in connection with the offering of the Trust Preferred Securities. The securities issued by the Trust are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The entire proceeds to the Trust from the sale of the Trust Preferred Securities were used by the Trust in order to purchase $18 million in aggregate principal amount of Center Capital Trust I Junior Subordinated Deferrable Interest Debentures due 2034 issued by the Company (the “Subordinated Debt Securities”). Subject to a maximum of 25% of Tier 1 capital for all cumulative preferred stock, the Trust Preferred Securities are included as Tier 1 capital for purposes of calculating the Company’s regulatory capital ratios under the Prompt Corrective Action guidelines issued by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). However, no assurance can be given that the Trust Preferred Securities will continue to be treated as Tier 1 capital in the future. The Company used all $18 million of the proceeds it ultimately received to increase its equity investment in the Bank. Effective December 31, 2003, as a consequence of adopting the provisions of Financial Accounting Standards Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”), the Trust is no longer being consolidated into the accounts of the Company.

On January 22, 2004, the Company entered into a definitive Purchase and Assumption Agreement to acquire the branch operations of Korea Exchange Bank (KEB) in Chicago, Illinois. The Agreement calls for Center Bank’s assumption of approximately $16.2 million in FDIC insured deposits and the purchase of approximately $13 million in loans from KEB’s Chicago branch. All regulatory approvals have been received, and the anticipated closing date for this transaction is on or about April 23, 2004. The Agreement specifies a premium of $350,000 plus 10% of average Core Deposits, and 5% of average certain other deposits for 30 days prior to the close.

On February 20, 2004, Center Financial Corporation and Liberty Bank of New York announced the signing of a Memorandum of Understanding whereby Center Financial Corporation will acquire Liberty Bank in a cash transaction and Liberty Bank will be merged into Center Bank. Upon successful completion of due diligence, Center Financial and Liberty Bank will move forward to execute a definitive agreement.

Cease and Desist Order

On November 30, 2001, the Bank consented to the issuance of a Cease and Desist Order by the FDIC pursuant to Section 8(b)(1) of the Federal Deposit Insurance Act, 12 U.S.C. § 1818(b)(1), concerning compliance with the Bank Secrecy Act and related regulations. This order was disclosed in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. As a result of the regulatory examination in 2002, the FDIC terminated this order on April 9, 2002.

Recent Accounting Pronouncements

For information regarding the recently issued accounting standards, see Note 2, entitled “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements presented elsewhere herein.

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

There is a high level of competition within this specific market. In the greater Los Angeles metropolitan area, our main competitors include seven locally owned and operated Korean-American banks and subsidiaries of two Korean banks. These other banks have branches located in many of the same neighborhoods as we do, provide similar types of products and services and use the same Korean language publications and media for their marketing purposes.

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

In Phoenix and in Las Vegas, there are currently no local Korean-American banks serving the banking needs of the local Korean-American community.

Seattle, Denver and Washington, D.C. each have one local bank focused on serving the banking needs of the local Korean-American community. However, in the Seattle area, three other Los Angeles-based Korean-American banks have also opened LPOs, and in Washington D. C. and its vicinity, there is also one branch office of New York based subsidiary of one Korean Bank, which serves the banking needs of the local Korean-American community.

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

In addition to other banks, competitors include savings institutions, credit unions, and numerous non-banking institutions, such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer money market and mutual funds, wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. To the extent that we are affected by more general competitive trends in the industry, those trends are towards increased consolidation and competition. Strong, unregulated competitors have entered banking markets with focused products targeted at highly profitable customer segments. Many largely unregulated competitors are able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically, and the California market has been particularly attractive to out-of-state institutions The Financial Modernization Act effective March 11, 2000, which has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, has also intensified competitive conditions. (See “—SUPERVISION AND REGULATION—Financial Modernization Act” below.)

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

In order to compete with the other financial services providers, we provide quality, personalized, friendly service and fast decision making to better serve our customers’ needs. For customers whose loan demands exceed our lending limit, we attempt to arrange for such loans on a participation basis with our correspondent banks. We also distinguish ourselves within the Korean-ethnic community by expanding into geographic markets, which our competitors have not reached. We also maintain an international trade finance department to meet the growing needs of the business communities within our niche market. In order to compete on the technological front, we offer Internet banking services to allow our customers to access their loan and deposit accounts through the Internet. Customers can obtain transaction history, account information, transfer funds between accounts and process bill payments.

The market for the origination of SBA loans is highly competitive. With respect to its origination of SBA loans, we compete with other small, mid-size and major banks in the geographic areas in which our full service branches are located. We currently have loan production offices, which emphasize SBA loans. In addition, because these loans are largely broker-driven, we also compete with banks located outside of our immediate geographic area. Being designated a Preferred SBA Lender with the full loan approval authority on behalf of the SBA, our LPO’s are able to provide a faster response to loan requests than competitors, which are not Preferred SBA Lenders. In order to compete in this highly competitive market, we place great emphasis on making SBA loans to minority-owned businesses.

Unlike the market for the origination of SBA loans, the secondary market for SBA loans is currently a seller’s market. To date, we have had no difficulty in the resale of SBA loans within the secondary market. However, there is no assurance that this condition would continue to last or that the secondary market for SBA loans will be available in the future.

Employees

As of December 31, 2003, we had 250 full-time equivalent employees. None of our employees is concurrently represented by a union or covered by a collective bargaining agreement. We believe that our employee relations are satisfactory.

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

Regulation of Center Financial Corporation

Center Financial is subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”), which requires us to file annual, quarterly and other current reports with the SEC. We are also subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in our Common Stock and short-swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements by our principal shareholders promulgated by the SEC under Section 13 of the Exchange Act.

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

The Federal Reserve Board has determined by regulation certain activities in which a bank holding company may or may not conduct business. A bank holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. The permissible activities and affiliations of certain bank holding companies have recently been expanded. (See “Financial Modernization Act” below.)

Center Financial and the Bank are deemed to be affiliates of each other within the meaning set forth in the Federal Reserve Act and are subject to Sections 23A and 23B of the Federal Reserve Act. This means, for example, that there are limitations on loans by the Bank to affiliates, and that all affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions at least as favorable to the Bank as would be available for non-affiliates.

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

Center Financial is a “financial holding company.” Unlike a bank holding company, a financial holding company may engage in a broad range of activities that are deemed by the Federal Reserve Board as “financial in nature or incidental” to financial activities. Moreover, even in the case where an activity cannot meet that test, the Federal Reserve Board may approve the activity if the proposed activity is “complementary” to financial activities and does not pose a risk to the safety and soundness of depository institutions. One example of such activities, which would be allowed for a financial holding company but not for a bank or a simple bank holding company, is real estate development activities. At the present time, Center Financial has no specific plans to engage in real estate development or any other activities, which would require financial holding company status.

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

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

Center Financial and Center Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. Those regulations incorporate both risk-based and leverage capital requirements. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries. Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of supplemental capital elements, which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

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

The risk-based capital regulations also include exposure to interest rate risk as a factor that the regulators will consider in evaluating a bank’s or bank holding company’s capital adequacy. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from adverse movements in interest rates. While interest rate risk is inherent in a bank’s role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank or bank holding company.

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate such institutions and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banking institutions must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set, however, higher capital requirements when an institution’s particular circumstances warrant. As of December 31, 2003, all Center Financial’s regulatory ratios exceeded regulatory minimums. (See table below)

Of the Company’s Tier 1 capital at December 31, 2003, $18 million, or approximately 20%, consisted of Trust Preferred Securities. However, no assurance can be given that the Trust Preferred Securities will continue to be treated as Tier 1 capital in the future.

The following table compares the Company’s and the Bank’s actual capital ratios at December 31, 2003 and 2002, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios

	2003		2002
	Center Financial Corporation	Center Bank	Center Financial Corporation	Center Bank
Total Capital (to Risk-Weighted Assets)	12.67%	12.62%	11.44%	11.42%
Tier 1 Capital (to Risk-Weighted Assets)	11.56%	11.50%	10.34%	10.31%
Tier 1 Capital (to Average Assets)	10.69%	10.63%	9.48%	9.45%

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have defined by regulation the following five capital categories: “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%). As of December 31, 2003 and 2002, Center Bank was deemed “Well Capitalized” for regulatory purposes. A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

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

In addition, banks must pay an amount, which fluctuates but is currently 1.54 cents per $100 of insured deposits, towards the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry.

Community Reinvestment Act

Center Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate-income neighborhoods. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” Center Bank was last examined for CRA compliance in 2003 and received a “satisfactory” CRA Assessment Rating.

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

Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquirer would control more than 10% of the deposits held by insured depository institutions nationwide or 30% percent or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

A bank may establish and operate de novo branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.

In 1995, California enacted legislation to implement important provisions of the Interstate Banking Act discussed above and to repeal California’s previous interstate banking laws, which were largely preempted by the Interstate

The changes effected by Interstate Banking Act and California laws have increased competition in the environment in which Center Bank operates to the extent that out-of-state financial institutions directly or indirectly enter Center Bank’s market areas. It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry. While many large out-of-state banks have already entered the California market as a result of this legislation, it is not possible to predict the precise impact of this legislation on Center Bank and Center Financial and the competitive environment in which they operate.

Financial Modernization Act

Effective March 11, 2000, the Gramm-Leach-Bliley Act eliminated most barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities. This legislation permits bank holding companies to become “financial holding companies” and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the CRA by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. Center Financial is a “financial holding company,” in order to take advantage, if appropriate, of the increased flexibility provided by the Gramm-Leach-Bliley Act. However, Center Financial has no specific plans at this time with respect to any activities it may conduct because of this increased flexibility.

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

The Gramm-Leach-Bliley Act also imposes significant requirements on financial institutions with respect to the privacy of customer information, and modifies other existing laws, including those related to community reinvestment.

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the “Patriot Act”). Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations applicable to financial institutions, including:

•	due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-U.S. persons;

•	standards for verifying customer identification at account opening;

•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•	reports by nonfinancial trades and businesses filed with Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and

•	the filing of suspicious activities report securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

We implemented most of the requirements under the Patriot Act during the fourth quarter of 2001. To fulfill the requirements, we added four additional full-time employees to its BSA Compliance Department and intensified due diligence procedures concerning the opening of new accounts. We also implemented new systems and procedures to identify suspicious activity reports and report to FINCEN. The cost of additional staff in the BSA Compliance Department and the system enhancement described above was reflected in the statements of operations for the years ended December 31, 2003, 2002 and 2001.

The Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“SOA”) was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports under the Securities Exchange Act of 1934, including the Company.

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the Securities and Exchange Commission and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. The SOA contains provisions, which became effective upon enactment on July 30, 2002 and provisions, which became effective from within 30 days to one year from enactment. The Securities and Exchange Commission has promulgated regulations to implement various provisions of the SOA, including additional disclosure requirements in periodic filings under the Exchange Act. The Company has revised its internal policies and Exchange Act disclosures to comply with these new requirements.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives, which could affect Center Financial, Center Bank and the banking industry, in general are pending, and additional initiatives may be proposed or introduced, before the United States Congress, the California legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject Center Bank and Center Financial to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of Center Financial or Center Bank would be affected thereby.

RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this Annual Report before making investment decisions concerning our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may impair our business. If any of the events described in the following risk factors occur, our business, results of operations and financial condition could be materially adversely affected. In addition, the trading price of our common stock could decline due to any of the events described in these risks.

Poor economic conditions in California may cause us to suffer higher default rates on our loans.

A substantial majority of our loans are generated in the greater Los Angeles area in Southern California. As a result, poor economic conditions in the Los Angeles area may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. The Los Angeles area has experienced a downturn in economic activity in line with the slowdown in California during the past year. Economic growth slowed significantly as a result continuation of recessionary conditions and brush fires, which has taken place throughout Southern California, although delinquencies on our loans as a result of the current conditions have been minimal. High unemployment levels experienced since mid 2001 continued in 2003, especially in Los Angeles County, which is our geographic center and the base of our deposit and lending activity. In addition, it is likely that the continued US presence in Iraq will continue to have a significant negative effect on the national economy. If the current recessionary conditions continue or deteriorate, we expect that our level of problem assets would increase accordingly, resulting in increases in the level of delinquencies and losses for us.

Concentrations of real estate loans could subject us to increased risks in the event of a real estate recession or natural disaster.

Approximately $384.8 million or 53% of our loan portfolio as of December 31, 2003, and $241.3 million or 46% of our loan portfolio as of December 31, 2002, were concentrated in commercial real estate loans. Of this amount, $54.6 million represented loans secured by industrial buildings, and $100.6 million represented loans secured by retail shopping centers as of December 31, 2003. Although commercial loans generally provide for higher interest rates and shorter terms than single-family residential loans, such loans generally involve a higher degree of risk, as the ability of borrowers to repay these loans is often dependent upon the profitability of the borrowers’ businesses. An increase in the percentage of nonperforming assets in commercial real estate, commercial and industrial loan portfolios may have a material impact on our financial condition and results of operations, by reducing our income, increasing our expenses, and leaving us with less cash available for lending and other activities.

As the primary collateral for many of our loans rests on commercial real estate properties, a downturn in real estate values in the greater Southern California region could negatively impact us by providing us with decreased collateral values in our loan portfolio. In the early 1990s, the entire state of California experienced an economic recession, particularly impacting real estate values that resulted in increases in the level of delinquencies and losses for many of the state’s financial institutions. If any similar real estate recession affecting our market areas should occur in the future, the security for many of our loans could be reduced and the ability of many of our borrowers to pay could decline. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and, during early 1998, flooding attributed to the weather phenomenon known as “El Niño,” could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

We have not experienced any deterioration in our commercial real estate loan portfolio. However, there was an increase in delinquencies among construction loans, due to one construction loan. (See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Nonperforming Assets.”)

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

Our total assets have increased to $1.0 billion as of December 31, 2003, from $818.6 million and $586.7 million as of December 31, 2002 and 2001, respectively. The Company has achieved compounded annual growth rate of 21% in total assets since 2001. We opened one new branch office in September 2000, five additional branches in the second half of 2001, one in 2002 and one in 2003. We have also entered into a definitive agreement to acquire the branch operations of Korea Exchange Bank in Chicago, Illinois with an anticipated closing date of April 23, 2004; and are in the process of negotiating the purchase of Liberty Bank in New York (see “Recent Developments”). We intend to investigate other opportunities to open additional branches that would complement our existing business as such opportunities may arise; however, we can provide no assurance that we will be able to identify additional locations or finalize additional branch openings.

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

We have found that growth by de novo branch banking in 2002 has temporarily increased our overhead expenses as a percentage of our total assets. The overall effect of opening five new branches in 2001 was that our earnings were reduced because of these increased costs. If we continue to open additional branches, we expect to face similar increased costs in the future.

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

At December 31, 2003, commercial real estate loans represented 53% of our total loan portfolio; commercial lines and term loans to businesses represented 20% of our total loan portfolio; and SBA loans represented 9% of our total loan portfolio.

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

The banking business in our current and intended future market areas is highly competitive with respect to virtually all products and services. While the banking market in our primary market area is generally dominated by a relatively small number of major banks with many offices operating over a wide geographic area, our main competitors include seven locally owned and operated Korean-American banks and subsidiaries of two Korean banks. These other banks have branches located in many of the same neighborhoods as we do, provide similar types of products and services and use the same Korean language publications and media for their marketing purposes. There is a high level of competition within this specific market. While major banks have not historically focused their marketing efforts on the Bank’s Korean-American customer base in Southern

California, their competitive influence could increase in the future. Such banks have substantially greater lending limits than we have, offer certain services we cannot, and often operate with “economies of scale” that result in lower operating costs than ours on a per loan or per asset basis. In addition to competitive factors impacting our specific market niche, we are affected by more general competitive trends in the banking industry, including intra-state and interstate consolidation, competition from non-bank sources and technological innovations. Many of our competitors have advantages over us in conducting certain businesses and providing certain services, and there can be no assurance that we will be able to compete successfully.

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

Although Center Financial’s Common Stock has been listed on the Nasdaq National Market since October 29, 2002 (the day after the effective date of the holding company reorganization), trading in our stock has not been extensive and cannot be characterized as active. See “Item 5, Market for Common Equity and Related Shareholder Matters—Trading History.”

We might not be able to continue to pay cash dividends in the future.

As a banking holding company which currently has no significant assets other than our equity interest in Center Bank, our ability to pay dividends primarily depends upon the dividends we receive from Center Bank. The dividend practice of Center Bank, like our dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by Center Bank’s board of directors at that time. In addition, during any period in which Center Financial has deferred payment of interest otherwise due and payable on its subordinated debt securities, we may not make any dividends or distributions with respect to our capital stock. See “Item 1, Business—Recent Developments” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

We paid a cash dividend of 8 cents per share in February 2004 and in October 2003 and currently plan to continue to pay cash dividends on a quarterly basis. However, the amount of any such dividend will be determined each quarter by our Board of Directors in its discretion, based on the factors described in the previous paragraph. No assurance can be given that the Bank’s and the Company’s future performance will justify the payment of dividends in any particular quarter. We are a legal entity separate and distinct from our subsidiaries. Substantially all of our revenue and cash flow, including funds available for the payment of dividends and other operating expenses, is dependent upon the payment of dividends to us by our subsidiaries. Dividends payable to us by Center Bank are restricted under California and federal laws and regulation. See “Item 5, Market for Common Equity and Related Shareholder Matters—Dividends.”

We have specific risks associated with Small Business Administration loans.

We realized $2.7 million, $1.3 million, and $525,000, respectively, in 2003 and in 2002 and 2001, in gains recognized on secondary market sales of our SBA loans. We have regularly sold the guaranteed portions of these loans in the secondary market. We can provide no assurance that we will be able to continue originating these loans, or that a secondary market will exist for, or that we will continue to realize premiums upon the sale of, the guaranteed portions of the SBA loans. The federal government presently guarantees 75% to 80% of the principal amount of each qualifying SBA loan. We can provide no assurance that the federal government will maintain the SBA program, or if it does, that such guaranteed portion will remain at its current funding level. Furthermore, we can provide no assurance that we will retain our preferred lender status, which, subject to certain limitations, allows us to approve and fund SBA loans without the necessity of having the loan approved in advance by the SBA, or that if it does, the federal government will not reduce the amount of such loans which we can make. We believe that our SBA loan portfolio does not involve more than a normal risk of collectibility. However, since we have sold some of the guaranteed portions of our SBA loan portfolio, we incur a pro rata credit risk on the non-guaranteed portion of the SBA loans since we share pro rata with the SBA in any recoveries. In the event of default on an SBA loan, our pursuit of remedies against a borrower would be subject to SBA approval, and where the SBA establishes that its loss is attributable to deficiencies in the manner in which the loan application has been prepared and submitted, the SBA may decline to honor its guarantee with respect to our SBA loans or it may seek the recovery of damages from us. The SBA has never declined to honor its guarantees with respect to its SBA loans, although no assurance can be given that the SBA would not attempt to do so in the future. (See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio—Small Business Administration (SBA) Loans.”)

Another economic downturn in South Korea could cause us to incur losses with respect to certain of our loans and credit transactions which expose us to the Korean Economy.

Because a significant portion of our customer base is Korean-American, we have historically had exposure to the Korean economy with respect to certain of our loans and credit transactions. We make three types of credit extensions involving direct exposure to the Korean economy: commercial loans to U.S. affiliates/subsidiaries/branches of companies located in South Korea (“Korean Affiliate Loans”), acceptances with Korean banks, and standby letters of credit issued by Korean banks. We also have indirect exposure to the economies of various Pacific Rim countries because we provide short term trade financing to local import and/or export businesses in connection with issuing letters of credit to overseas suppliers/sellers, as well as making working capital and other business loans to such businesses, some of which businesses could be hurt by a downturn in the economies of such countries. The Korean economy and its capital markets suffered significant downturns in late 1997 and early 1998, and we had one Korean Affiliate Loan for $2 million that had to be charged off in 1997 because such customer was directly impacted by the problems in South Korea. Since that time the Bank had recovered $1.8 million of this amount as of December 31, 2003. This one charge-off in 1997 represented in excess of 42.7% of our total charge-offs in 1997. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Nonperforming Assets, Allowance for Loan Losses and Market Risk/Interest Rate Risk Management.” Since that time, we have been closely monitoring our exposure to the Korean economy and those of other Pacific Rim countries and have taken steps to reduce our exposure and to make sure that our allowance for loan losses is adequate to absorb any losses that might occur if problems were to arise again in South Korea or those other countries. However, another severe downturn in the Korean economy or in the economies of other Pacific Rim countries could cause us to incur significant credit losses.

Our directors and executive officers control a large amount of our stock, and your interests may not always be the same as those of the board and management.

As of March 15, 2004, our directors, executive officers and nominees for director together with their affiliates, beneficially owned approximately 40.2% of our outstanding voting stock (not including vested option shares). As a result, if all of these shareholders were to take a common position, they would be able to significantly affect the election of directors as well as the outcome of most corporate actions requiring shareholder approval, such as the approval of mergers or other business combinations. Such concentration may also have the effect of delaying or preventing a change in control of Center Financial.

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

We are involved in litigation.

From time to time, we are involved in litigation. If litigation arises against us, we will vigorously enforce and defend our rights. However, some litigation may result in significant expense to us and divert the efforts of our management personnel from their day-to-day responsibilities. In the event of an adverse result in litigation, we could also be required to pay substantial damages. We are currently a party to a lawsuit entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. We expect to incur substantial legal fees and expenses in connection with this lawsuit. As a result, our defense of this lawsuit, regardless of its eventual outcome, will likely be costly and time consuming. We have insurance against certain types of claims, and while it is possible that a portion of this claim may ultimately be covered, this determination cannot be made until after the final disposition of the case. If the outcome of this litigation is adverse to us and we are required to pay significant monetary damages, our financial condition and results of operations may be materially and adversely affected. For a more detailed discussion of this lawsuit, see “Item 3, Legal Proceedings”.

ITEM 2. PROPERTIES

Properties

Our headquarters are located at 3435 Wilshire Boulevard, Los Angeles, California 90010. We lease approximately 23,188 square feet of rentable area, which includes a ground floor branch and administrative offices located on the seventh floor of the building. The initial lease term will expire in 2006. We have options to renew the lease for two additional terms of five years each. As of December 31, 2003, the monthly base rent for the facility was $28,092.

As of December 31, 2003, we operated full-service branches at eleven leased locations (including the branch described in the previous paragraph). Expiration dates of our leases range from February 2004 to April 2013. Certain properties currently leased have renewal options, which could extend the use of the facility for additional specified terms. We have leased 5,303 square foot rentable for new Fullerton Branch opened in July 2003. We have options to renew the lease for one additional terms of five years each. Monthly rent for Fullerton was $14,583 as of December 31, 2003. The Company operates five LPOs in different states including our Las Vegas LPO that opened in October 2003. Denver, Washington, Las Vegas LPO’s rent expense was subsidized by us in 2003. Total subsidized rent expense for this LPO during 2003 was $43,540.

In addition, we own two properties in Los Angeles: our Olympic office at 2222 West Olympic Boulevard and our Western office at 253 N. Western Avenue. Our old facility at 4301 West 3rd Street was sold during the third quarter of 2002 and leased back for approximately 9 months until the new facility was fully renovated for the new branch’s use. Construction was completed in 2003, and the Company relocated the Western branch to the Company’s owned facility on October 2003. We have a branch in both the Western and Olympic offices, and house our SBA department and auto loan departments in our Western office; and our Trade Financing Department and Credit Card Center in our Olympic office. The net book value of the two owned facilities (building and land) as of December 31, 2003, was $6.9 million. In the opinion of Management, all properties are adequately covered by insurance. All of our existing facilities are considered adequate for our present and anticipated future use.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of our business. With the exception of the potentially adverse outcome in the litigation described in the next two paragraphs, after taking into consideration information furnished by our counsel as to the current status of these claims and proceedings, we do not believe that the aggregate potential liability resulting from such proceedings would have a material adverse effect on our financial condition or results of operation.

On or about March 3, 2003, we were served with a complaint filed by Korea Export Insurance Corporation (“KEIC”) in Orange County, California Superior Court, entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. KEIC is seeking to recover alleged losses from a number of parties involved in international trade transactions that gave rise to bills of exchange financed by various Korean Banks but not ultimately paid. KEIC is seeking to recover damages of approximately $56 million from us based on a claim that we, in our capacity as a collecting bank for these bills of exchange, acted negligently in presenting and otherwise handling trade documents for collection. Initially, we moved to dismiss KEIC’s claims based on the pleadings. Our motion to dismiss was not granted, and we have answered KEIC’s complaint denying liability. We have also asserted claims against various other parties seeking indemnification to the extent we may be found liable, and also seeking damages. Two of the parties against whom we have made claims have made tort liability and indemnification claims against us (and other parties in the case). None of the claims against us or the other parties has yet been adjudicated, and the litigation is only in the preliminary stages. We intend to vigorously defend this lawsuit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

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

The information in the following table indicates the high and low “bid” and “asked” quotations and approximate volume of trading for the Company’s1 common stock for the periods indicated, based upon information provided by the Nasdaq Stock Market, Inc. The high and low prices have been adjusted to give effect to all stock dividends, and the two-for one stock split declared for shareholders of record as of February 17, 2004. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, do not reflect actual transactions and do not include nominal amounts traded directly by shareholders or through other dealers and not through the Securities Dealers.

Calendar Quarter Ended	Sale Price of the Company’s 1 Common Stock		Approximate Trading Volume
	High	Low
March 31, 2002	6.43	5.01	373,600
June 30, 2002	7.25	5.85	1,778,200
September 30, 2002	6.60	6.25	1,425,800
December 31, 2002	6.80	6.41	1,492,800
March 31, 2003	7.64	7.60	2,218,496
June 30, 2003	7.86	7.26	1,920,224
September 30, 2003	10.25	10.13	2,111,612
December 31, 2003	14.10	13.63	1,870,328

Holders

As of December 31, 2003, there were approximately 1,481 shareholders of record of the common stock.

Stock Repurchases

There were no stock repurchases by the Company during 2003.

Dividends

As a banking holding company, which currently has no significant assets other than our equity interest in Center Bank, our ability to pay dividends primarily depends upon the dividends we receive from Center Bank.

[1]	Inasmuch as Center Financial did not acquire the outstanding shares of the Bank until October 2002, the information contained herein for part of 2002 is for Center Bank’s stock. As of the effective date of the holding company reorganization (October 28, 2002), each outstanding share of common stock of Center Bank was converted into one outstanding share of common stock of the Center Financial.

The dividend practice of Center Bank, like our dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by Center Bank’s board of directors at that time. In addition, during any period in which it has deferred payment of interest otherwise due and payable on its subordinated debt securities, Center Financial may not make any dividends or distributions with respect to its capital stock. See “Item 1, Business—Recent Developments” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

Beginning in October 2003 Center Financial commenced a new dividend policy of paying quarterly cash dividends to its shareholders. In accordance with this policy, the Company paid a cash dividend of 8 cents per share in October 2003 and again in February 2004. The Company plans to continue to pay quarterly cash dividends in the future, provided that such dividends allow the Company to continue to meet regulatory capital requirements and are not overly restrictive to its growth capacity. However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividend. Prior to October 2003, the Company had been reinvesting its earnings into its capital in order to support the Company’s continuous growth through the payment of stock rather than cash dividends. In addition, in January 2004, the Company declared a two-for-one stock split of its Common Stock. As a result, each shareholder of record as of February 17, 2004 received one additional share of common stock for each share they held on that date, and the Company’s outstanding shares doubled to 16,048,520.

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

Our ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows us to pay dividends to our shareholders if our retained earnings equal at least the amount of the proposed dividend. If we do not have sufficient retained earnings available for the proposed dividend, we may still pay a dividend to our shareholders if we meet two conditions after giving effect to the dividend. Those conditions are generally are as follows: (i) our assets (exclusive of goodwill and deferred charges) would equal at least 1 1/4 times our liabilities; and (ii) our current assets would equal at least our current liabilities or, if the average of our earnings before taxes on income and before interest expense for two preceding fiscal years was less than the average of our interest expense for such fiscal years, then our current assets must equal at least 1 1/4 times our current liabilities.

Recent Sales of Unregistered Securities

On December 30, 2003, the Company issued an aggregate of $18 million in principal amount of its Junior Subordinated Deferrable Interest Debentures due 2034 (the “Subordinated Debt Securities”). All of the Subordinated Debt Securities were issued to Center Capital Trust I, a Delaware statutory business trust and a wholly owned subsidiary of the Company (the “Trust”). The Subordinated Debt Securities were not registered under the Securities Act in reliance on the exemption set forth in Section 4(2) thereof. The Subordinated Debt Securities were issued to the Trust in consideration for the receipt of the net proceeds (approximately $17.9 million) raised by the Trust from the sale of $18,000,000 in principal amount of the Trust’s Trust Preferred Securities. Bear, Stearns & Co., Inc. (“Bear, Stearns”) acted as the initial purchaser in connection with the offering of the Trust Preferred Securities for aggregate placement fee of $135,000 payable by the Trust.

The sale of the Trust Preferred Securities was part of a larger transaction arranged by Bear, Stearns pursuant to which the Trust Preferred Securities were deposited into a special purpose vehicle along with similar securities issued by a number of other banks and the special purpose vehicle subsequently issued its securities to the public (the “Pooled Trust Preferred Securities”). The Pooled Trust Preferred Securities were sold by Bear, Stearns only (i) to those entities Bear, Stearns reasonably believed were qualified institutional buyers (as defined in Rule 144A under the Securities Act), (ii) to “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) or Regulation D promulgated under the Securities Act) or (iii) in offshore transactions in compliance with Rule 903 of Regulation S under the Securities Act. The Trust Preferred Securities were not registered under the Securities Act in reliance on exemptions set forth in Rule 144A, Regulation D and Regulation S, as applicable.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial information concerning the Company, 1 which should be read in conjunction with our audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data for as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003 is derived from our audited consolidated financial statements and related notes, which are included in this Annual Report. The selected financial data for prior years is derived from our audited financial statements, which are not included in this Annual Report. All per share information has been adjusted for stock splits and dividends declared by the Company from time to time, including the two-for-one stock split effective February 17, 2004. Statistical information below is generally based on average daily amounts.

	As of and For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except share data)
STATEMENTS OF OPERATIONS:
Interest income	$43,658	$37,507	$36,123	$32,898	$22,201
Interest expense	11,643	11,044	13,749	11,697	7,174

Net interest income before provision for loan losses	32,015	26,463	22,374	21,201	15,027
Provision for loan losses	2,000	2,100	1,200	500	804

Net interest income after provision for loan losses	30,015	24,363	21,174	20,701	14,223
Noninterest income	16,552	13,788	10,686	8,967	8,560
Noninterest expense	28,219	23,345	19,754	15,964	14,573

Income before income tax expenses	18,348	14,806	12,106	13,704	8,210
Income tax expense	6,696	5,459	4,346	5,301	3,068

Net income	11,652	9,347	7,760	8,403	5,142

SHARE DATA:
Net income per share:
Basic	0.74	0.63	0.54	0.58	0.35
Diluted	0.72	0.61	0.52	0.56	0.34
Weighted average common shares outstanding: [2]
Basic	15,675,650	14,921,998	14,440,779	14,499,012	14,585,774
Diluted	16,184,253	15,347,120	14,854,596	14,920,584	14,930,408
STATEMENTS OF FINANCIAL CONDITION:
Total assets	$1,027,366	$818,624	$586,673	$451,828	$353,581
Total investment securities	125,516	156,739	109,446	79,464	66,061
Net loans [3]	717,008	521,217	372,044	302,624	230,626
Total deposits	867,865	727,020	525,370	397,492	310,741
Total shareholders’ equity	78,261	65,206	51,390	42,909	35,136

[1]	Inasmuch as the Company did not acquire the outstanding shares of Center Bank until October 2002, the financial informationo contained throughout this Annual Report for 2001 and earlier is for Center Bank only. Information for 2003 and 2002 is for the Company on a consolidated basis unless otherwise stated.
[2]	As adjusted to give retroactive effect to stock splits and dividends.
[3]	Net loans represent total gross loans less the allowance for loan losses, deferred fees, and discount on SBA loans.

	As of and For the Years Ended December 31,
	2003	2002	2001	2000	1999
PERFORMANCE RATIOS:
Return on average assets [1]	1.32%	1.39%	1.52%	2.14%	1.66%
Return on average equity [2]	16.28	16.27	16.33	21.53	15.75
Net interest spread [3]	3.35	3.52	3.47	4.23	3.94
Net interest margin [4]	3.96	4.30	4.86	6.04	5.49
Efficiency ratio [5]	58.10	58.00	59.66	52.86	61.78
Net loans to total deposits at period end	82.62	71.69	70.82	76.13	74.22
CAPITAL RATIOS
Leverage capital ratio
Consolidated Company	10.69%	9.48%	9.07%	9.87%	10.32%
Center Bank	10.63	9.45	9.07	9.87	10.32
Tier 1 risk-based capital ratio
Consolidated Company	11.56	10.34	11.60	13.50	15.13
Center Bank	11.50	10.31	11.60	13.50	15.13
Total risk-based capital ratio
Consolidated Company	12.67	11.44	12.85	14.76	16.40
Center Bank	12.62	11.42	12.85	14.76	16.40

ASSET QUALITY RATIOS
Non-performing loans to total loans [6]	0.46%	0.46%	0.39%	0.41%	0.60%
Non-performing assets [7] to total loans and other real estate owned	0.46	0.46	0.56	0.41	0.83
Net (recoveries) charge-offs to average total loans	(0.01)	0.19	0.68	0.16	(0.44)
Allowance for loan losses to total gross loans	1.21	1.28	1.47	2.14	2.77
Allowance for loan losses to nonperforming loans	264.62	278.42	379.19	520.64	462.69

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 8

This discussion presents Management’s analysis of the financial condition and results of operations of the Company9 as of and for each of the years in the three-year period ended December 31, 2003, and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with the financial statements of the Company and the notes related thereto which appear elsewhere in this Form 10-K Annual Report (See Item 8 below). All share and per share information, set forth herein has been adjusted to reflect stock splits and dividends declared by the Company from time to time, including the two-for-one stock split effective February 17, 2004.

[1]	Net income divided by average total assets.
[2]	Net income divided by average shareholders’ equity.
[3]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
[4]	Represents net interest income as a percentage of average interest-earning assets.
[5]	Represents the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income excluding securities gains and losses.
[6]	Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more and restructured loans.
[7]	Nonperforming assets consist of nonperforming loans and other real estate owned.
[8]	Figures throughout this Management’s Discussion and Analysis have been rounded for purposes of simplicity and consistency with the tabular information presented.
[9]	Inasmuch as the Company did not acquire the outstanding shares of Center Bank until October 2002, the financial information contained throughout this Annual Report for 2001 and earlier is for Center Bank only. Information for 2002 is for the Company on a consolidated basis unless otherwise stated.

Critical Accounting Policy

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation. Management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company’s allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that Management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in our markets, including economic conditions in Southern California, South Korea and other Pacific Rim countries, and in particular, the state of certain industries. Size and complexity of individual credits in relation to lending officers’ background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodologies. As the Company adds new products, increases the complexity of its loan portfolio, and expands its geographic coverage, it will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “—Financial Condition—Allowance for Loan Losses.” Although Management believes the level of the allowance as of December 31, 2003 is adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

We generally cease to accrue interest on any loan with respect to which the loan’s contractual payments are more than 90 days delinquent. In addition, interest is not recognized on any loan for which management has determined that collection of our investment in the loan is not reasonably assured. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current, the loan is paying in accordance with its payment terms for a period, minimum six months, and future monthly principal and interest payments are expected to be allocated.

Properties acquired through foreclosure, or deed in lieu of foreclosure, are transferred to the other real estate owned portfolio and carried at the lower of cost or estimated fair value less the estimated costs to sell the property. The fair value of the property is based upon a current appraisal. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off if fair value is lower. Subsequent to foreclosure, management periodically performs valuations and the property is carried at the lower of carrying value or fair value, less cost to sell. The determination of a property’s estimated fair value includes revenues projected to be realized from disposal of the property, construction and renovation costs.

Certain Small Business Administration (“SBA”) loans that we have the intent to sell prior to maturity are designated as held for sale at origination and are recorded at the lower of cost or market value, on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the premium on sale of SBA loans is recognized as other operating income at the time of the sale. The remaining portion of the premium (relating to the portion of the loan retained) is deferred and amortized over the remaining life of the loan as an adjustment to yield. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are recorded based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate plus 2%. Servicing assets are amortized in proportion to and over the period of estimated future servicing income. Management periodically evaluates the servicing asset for impairment, which is the carrying amount of the servicing asset in excess of the related fair value. Impairment, if it occurs, is recognized in a write down or charge-off in the period of impairment.

As part of our asset and liability management strategy, we have entered into derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. The objective for the interest rate swaps is to manage asset and liability positions in connection with our strategy of minimizing the interest rate fluctuations on interest rate margin and equity. The interest rate swaps qualify as cash flow hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets is recorded as a component of accumulated other comprehensive income (“OCI”), net of tax, and reclassified into interest income as such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss directly to the consolidated statement of earnings as a part of non-interest income. Currently, fair value of the interest rate swaps is estimated by discounting the future cash flows using the discount rate that was adjusted by the yield curve.

In accordance with SFAS No. 115, securities are classified as held-to-maturity or available-for-sale. We do not maintain a trading portfolio. Securities in the held-to-maturity category consist of securities purchased for long-term investment in order to enhance our ongoing stream of net interest income. Securities deemed held-to-maturity are classified as such because we have both the intent and ability to hold these securities to maturity (and are recorded at amortized cost). Accreted discounts and amortized premiums on securities are included in interest income using the interest method, and unrealized and realized gains or losses related to the holding or selling of securities are calculated using the specific identification method. All other securities are classified as available for sale with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses

Executive Overview

Continuation of strong and healthy growth in 2002 provided momentum for another year of record earnings in 2003. Consolidated net income for the year ended December 31, 2003, was $11.7 million, or $0.72 per diluted share compared to $9.3 million or $0.61 per diluted share in 2002 and $7.8 million or $0.52 per diluted share in 2001. (All per share figures have been adjusted to reflect the two-for-one stock split effective February 17, 2004.) The Company’s improvement in 2003 earnings compared to the same period in 2002 represents an increase of 25%. The following were significant factors related to 2003 results as compared to 2002:

•	Expanding into different geographic areas where growing Korean population are located continues to be an important part of our long-term strategy for growth. During 2003, we opened a branch office in Fullerton, California and a loan production office in Las Vegas, Nevada. We are also in the process of expanding our branch operations outside the state of California (see “Item 1-Business-Recent Developments”).

•	Our net interest margin declined by 34 basis points in 2003 compared to the average market rate decrease of 56 basis points. In 2003, we managed to limit the decrease in our interest margin to only 34 points, due to the following:

a)	Low interest-earning assets were replaced by higher yielding loans

b)	The timing differences created by immediate repricing of variable rate loans versus a large base of deposits, which are generally slower to reprice.

c)	Income generated from interest rate swaps of $1.9 million

•	The effects of the decline in our net interest margin were offset by asset growth, increased non-interest income and good expense control. Noninterest income showed growth of $2.8 million compared with 2002 due to greater than two fold increases in SBA loan sales and higher fees charged on customer deposit accounts. New fee income-generating products such as the mortgage referral program and ATM funding program also helped to boost noninterest income.

•	We invested $10.0 million in bank-owned life insurance (“BOLI”) in December 2003, and increased our investment in affordable housing partnerships by $683,000 to $3.7 million from $3.0 million to enhance profitability.

•	During 2003, we recorded strong loan growth in commercial real estate loans, commercial business loans. During this year, commercial real estate loans increased 60%, and commercial business loans increased 36%.

•	We maintained good asset quality. The ratio of nonperforming loans to total loans remained at 0.46% at December 31, 2003, unchanged from 2002. Due to net recoveries of $44,000 during 2003 as compared to net charge-offs of $837,000 in 2002, our provision for loan losses remained flat at $2.0 million despite average loan grow of 41% in 2003.

•	Total deposits increased by 19% during 2003. The most significant increase in deposits since December 31, 2002 was an $87.1 million increase in time deposits over $100,000. This increase in time deposits over $100,000 was mainly due to increased contributions from new branches and increased in lower cost deposits with State of California. The deposits with State of California increased by $50.0 million in 2003.

Our financial condition and liquidity remain strong. The following are important factors in understanding our financial condition and liquidity:

•	Under the regulatory framework for prompt corrective action, we continue to be “well-capitalized”;

•	On December 30, 2003, Center Capital Trust I, a newly formed Delaware statutory business trust and a wholly owned deconsolidated subsidiary of the Company (the “Trust”), issued an aggregate of $18 million of principal amount of Trust Preferred Securities;

•	The Company declared its first quarterly cash dividend of $0.08 per share to the shareholders paid on October 24, 2003;

•	All liquidity measures at December 31, 2003 met or exceeded the same measures at December 31, 2002.

Results of Operations

Net Interest Income

The Company’s earnings depend largely upon its net interest income, which is the difference between the income received from its loan portfolio and other interest-earning assets and the interest paid on its deposits and other liabilities. The Company’s net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company’s net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the Federal Reserve Board. Interest rates on deposits are affected primarily by rates charged by competitors.

Net interest income was $32.0 million, $26.5 million, and $22.4 million for the years ended December 31, 2003, 2002, and 2001, respectively. The increase in net interest income of $5.5 million, or 21%, in 2003 was principally due to increases in average loans by $179.2 million and in average taxable securities by $14.0 million, offset by an increase in average deposits by $134.1 million and increase in FHLB borrowings by $8.7 million. Reductions in market rates set by the Federal Reserve Board of 25 basis points in June of 2003 negatively impacted interest income more than interest expense, as the interest rates on prime rate based loans are reduced immediately, but rates on customer time deposits do not reset until maturity.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume), (ii) changes in interest rates (rate), and (iii) changes in both rate and volume (rate/volume):

	Year Ended December 31, 2003 vs. 2002 Increase (Decrease) Due to change In				Year Ended December 31, 2002 vs. 2001 Increase (Decrease) Due to change In
	Volume	Rate	Rate / Volume	Total	Volume	Rate	Rate / Volume	Total
	(Dollars in thousands)
Earning Assets
Interest Income:
Loans [1]	$12,688	$(3,629)	$(1,499)	$7,560	$9,119	$(6,179)	$(1,899)	$1,041
Federal funds sold	74	(121)	(21)	(68)	(131)	(660)	75	(716)
Taxable investment securities	664	(1,495)	(199)	(1,030)	1,419	(717)	(225)	477
Tax-advantaged securities [2]	(16)	(99)	2	(113)	229	(19)	(7)	203
Equity stocks	18	(2)	—	16	(33)	(11)	6	(38)
Money market funds and interest-earning deposit	(45)	(185)	16	(214)	664	(31)	(216)	417

Total earning assets	13,383	(5,531)	(1,701)	6,151	11,267	(7,617)	(2,266)	1,384

Deposits and borrowed funds
Interest Expense:
Money market and super NOW accounts	1,032	(293)	(178)	561	924	(511)	(298)	115
Savings deposits	439	86	38	563	292	59	28	379
Time deposits	1,664	(2,049)	(418)	(803)	2,937	(5,027)	(1,283)	(3,373)
Other borrowings	283	(4)	(5)	274	177	(1)	(2)	174
Trust preferred	4	—	—	4	—	—	—	—

Total interest-bearing liabilities	3,422	(2,260)	(563)	599	4,330	(5,480)	(1,555)	(2,705)

Net interest income	$9,961	$(3,271)	$(1,138)	$5,552	$6,937	$(2,137)	$(711)	$4,089

Net Interest Margin

Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. The net interest margins for the years ended December 31, 2003, 2002, and 2001 were 3.96%, 4.30%, and 4.86%, respectively. The 34 basis point decrease in net interest margin in 2003 was primarily

[1]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in loan income were approximately $430,000, $941,000, and $898,000, for the years ended December 31, 2003, 2002, and 2001, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.
[2]	Yield on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

due to a reduction of 25 basis point in market rates set by Federal Reserve Board and high prepayments of mortgage-backed securities and collateralized mortgage obligations. In later part of 2003, Management used the proceeds of investment securities due to prepayments to finance higher yielding loans. As a result, the net interest margin improved to 4.17% in 2003 fourth quarter from 4.08% in the 2002 fourth quarter. In addition, since the yield on earning assets reacted more instantaneously to the downward trend in interest rates, the lag in the repricing of the Company’s considerable time deposit portfolio has resulted in a contraction of the Company’s net interest margin.

During 2003, the yield on average interest-earning assets decreased to 5.40% or 71 basis points from 6.11% in 2002, as a result of the 25 basis points decline in interest rates in 2003. The prime rate, to which the majority of the Company’s loans are tied, is at its lowest rate in several decades. This decrease in yield was mainly due to a 142 basis point decrease in taxable investment securities, which decreased to 3.33% in 2003 from 4.75% in 2002. High prepayments recorded on mortgage-backed and collateralized mortgage obligations due to the low rate environment were the major contributors to the decrease.

Similarly, the Company’s overall cost of funds decreased to 2.05% or 55 basis points at December 31, 2003 from 2.60% in 2002. The cost of funds did not decrease as much as the decrease in yield on earning assets, because of the lag in the repricing to a lesser degree of the interest rates on the Company’s substantial portfolio of time deposits. However, the increase of $57.4 million to $235.5 million in noninterest-bearing demand deposits in 2003 from $178.1 million in 2002, on which the Company relied on as a considerable funding source, partially offset the decrease in net interest margin during 2003. These decreases were partially offset by an increase average cost of savings deposits. The average cost of savings deposits for the twelve months of 2003 increased 23 basis points to 2.91% as compared to 2.68% for the same period in 2002, mainly due to volume increases in higher rate installment savings deposits, which are used as a marketing tool to attract new customers at the newly opened branches.

Comparing 2002 to 2001, the Company’s net interest margin decreased 56 basis points to 4.30% from 4.86%. The decrease in the net interest margin was primarily driven by the 50 basis points decrease in the market rate set by the Federal Reserve Board in November 2002. During 2002, the overall yield on earning assets decreased 173 basis points to 6.11% from 7.84% in 2001, while cost of funds decreased 177 basis points to 2.60% from 4.37% in 2001.

The following table shows the Company’s average balances of assets, liabilities and shareholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

Distribution, Rate and Yield Analysis of Net Income

	For the Years Ended December 31,
	2003			2002			2001
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans [1]	$612,779	$38,271	6.25%	$433,628	$30,711	7.08%	$331,685	$29,670	8.95%
Federal funds sold	31,329	363	1.16	26,763	431	1.61	30,220	1,147	3.80
Taxable investment securities:
U.S. Treasury	2,195	98	4.46	2,191	98	4.47	2,551	120	4.72
U.S. Governmental agencies debt securities	38,994	1,343	3.44	24,737	1,198	4.84	31,594	1,731	5.48
U.S. Governmental agencies mortgage-backed securities	55,410	1,792	3.23	64,788	2,986	4.61	30,600	1,745	5.70
U.S. Governmental agencies collateralized mortgage obligations	3,903	77	1.97	3,751	215	5.73	9,006	549	6.09
Municipal securities	102	6	5.88	102	6	5.88	103	6	6.19
Other securities [2]	18,333	639	3.49	9,395	482	5.13	5,975	357	5.97

Total taxable investment securities:	118,937	3,955	3.33%	104,964	4,985	4.75%	79,829	$4,508	5.65
Tax-advantage investment securities [3]
Municipal securities	5,954	255	6.59	5,864	243	6.38	4,549	192	6.49
Others - Government preferred stock	12,720	475	5.14	13,179	600	6.27	9,471	448	6.51

Total tax-advantage investment securities	18,674	730	5.60	19,043	843	6.30	14,020	640	6.51
Equity Stocks	907	41	4.52	541	25	4.62	1,118	63	5.63
Money market funds and interest-earning deposits	26,205	298	1.14	28,719	512	1.78	3,597	95	2.64

Total interest-earning assets	$808,831	$43,658	5.40%	$613,658	$37,507	6.11%	$460,469	$36,123	7.84%

Non-interest earning assets:
Cash and due from banks	48,362			34,322			28,872
Bank premises and equipment, net	10,584			9,081			8,062
Other real estate owned	—			42			194
Customers’ acceptances outstanding	3,723			4,148			5,921
Accrued interest receivables	3,274			2,956			2,433
Other assets	10,960			6,658			4,602

Total noninterest-earning assets	76,903			57,207			50,084

Total Assets	$885,734			$670,865			$510,553

[1]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in loan income were approximately $430,000, $941,000, and $898,000, for the years ended December 31, 2003, 2002, and 2001, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.
[2]	Other securities include U.S. government asset-backed securities, corporate trust preferred securities, and corporate debt securities.
[3]	Yield on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Distribution, Rate and Yield Analysis of Net Income

	For the Years Ended December 31,
	2003			2002			2001
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
	(Dollars in thousands)
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$157,956	$2,254	1.43%	$98,164	$1,693	1.72%	$61,947	$1,579	2.55%
Savings	53,487	1,558	2.91	37,125	995	2.68	25,180	615	2.44
Time certificates of deposit in:
denominations of $100,000 or more	260,845	5,599	2.15	203,121	5,894	2.90	151,819	7,879	5.19
other time certificates of deposit	80,661	1,737	2.15	80,427	2,245	2.79	74,104	3,633	4.90

	552,949	11,148	2.02	418,837	10,827	2.59	313,050	13,706	4.38
Other borrowed funds	15,356	491	3.20	6,668	217	3.25	1,307	43	3.28
Long-term subordinated debentures	99	4	4.10

Total interest-bearing liabilities	$568,404	$11,643	2.05%	$425,505	$11,044	2.60%	$314,357	$13,749	4.37%

Noninterest-bearing liabilities:
Demand deposits	235,526			178,081			137,219
Other liabilities	10,243			9,829			11,447

Total non-interest bearing liabilities	245,769			187,910			148,666
Shareholders’ equity	71,561			57,450			47,529

Total liabilities and shareholders’ equity	$885,734			$670,865			$510,552

Net interest income		$32,015			$26,463			$22,374

Net interest spread [1]			3.35%			3.52%			3.47%
Net interest margin [2]			3.96%			4.30%			4.86%

Ratio of average interest-earning assets to interest-bearing liabilities			142.30%			144.22%			146.48%

The decrease in the ratio of average interest earning assets to interest bearing liabilities to 142.3% at December 31, 2003 from 144.22% in December 31, 2002, was primarily due to investments in the ATM funding program, investments in BOLI, and increased investment in affordable housing partnerships. Even though they are funded mostly with interest-bearing liabilities, these three types of investments are not classified as an interest-earning asset. The Company invested $20 million in the ATM funding program launched during the third quarter of 2003, $10.0 million in BOLI in December 2003, and increased its investment in affordable housing partnerships by $683,000 to $3.7 million at December 31, 2003 from $3.0 million in 2002.

Provision for Loan Losses

For the year ended December 31, 2003, the provision for loan losses was $2.0 million, compared to $2.1 million and $1.2 million for 2002 and 2001, respectively. Because of Management’s deliberate efforts to collect

[1]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
[2]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

on previously charged off loans, combined with a decrease in the level of new charge-offs the Company had net recoveries of $44,000 in 2003 as compared to net charge-offs of $837,000 in 2002. The high volume of recoveries in 2003 coupled with continued strong performance of the loan portfolio, enabled Bank’s Management to keep the provision for loan losses at constant level in 2003, in spite of a 41% increase in the average loan volume. While Management believes that the allowance for loan losses was adequate at December 31, 2003, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio. The procedures for monitoring the adequacy of the Allowance, as well as detailed information concerning the allowance itself, are included below under “—Allowance for Loan Losses.”

Noninterest Income

Noninterest income increased 20% or $2.8 million to $16.6 million for the twelve months ended December 31, 2003 compared to $13.8 million for the twelve months ended December 31, 2002, but decreased slightly as a percentage of average earning assets. The primary sources of recurring noninterest income continue to be customer service fee charges on deposit accounts, fees from trade finance transactions and gain on sale of SBA loans. Customer service fees increased by $1.0 million, or 17% from 2002 to 2003, and by $0.6 million, or 11% from 2001 to 2002. Fee increases implemented on customer deposit accounts and the higher number of account relationships from new branches, were the main contributors for the customer service fee income increase in 2003. However, customer service fees decreased as a percentage of noninterest income to 43% for 2003, compared to 45% and 52% in 2002 and 2001, respectively. However, the decrease in this percentage in 2002 resulted primarily from unusually high gains on sale of loans and fixed assets in 2002. Excluding gains on sale of loans and fixed assets, the ratios of customer service fees to total noninterest income actually increased to 54% in 2002.

Despite the continuing declining trend, fee income from trade finance transactions still remained the second largest source of our noninterest income. Fee income from trade finance transactions were $2.7 million, $2.8 million and $2.9 million in 2003, 2002 and 2001, respectively, due to constant levels of international trade activity by the Company’s customers in the periods under review. Fee income from trade finance transactions as a percentage of total noninterest income also continued to decline in 2003 to 16%, as compared to 20% and 27%, respectively, in 2002 and 2001.

Since Management’s decision to sell SBA loans on a regular basis, the gain on loan sales more than doubled to $2.7 million in 2003, as compared to $1.3 million in 2002. The Company sold $52.5 million SBA loans during 2003 as compared to $25.6 million during 2002. The gain on loan sales also increased by $775,000 in 2002 as compared to 2001; mainly due to the increased volume of SBA loan sales. The Company had a gain on the sale of fixed assets of $738,000 during 2002, in which it sold one of its branch facilities in order to relocate the branch to a more desirable site, which did not apply in the same periods of 2003 and 2001.

As a result of the increased volume of SBA loan sales and retention of servicing rights during 2003, other loan related service fees increased by $351,000 or 38% to $1.3 million during 2003 as compared to $945,000 during 2002. Other loan related fees totaled $945,000 in 2002, an increase of 64% as compare with $576,000 in 2001.

The new fee income generating products, including Center Bank’s mortgage referral program and the ATM funding program, helped to boost other income by $632,000 or 60% to $1.7 million in 2003 as compared to $1.1 million in 2002. Other income as a percentage of total noninterest income also increased to 10% for 2003 from 8% in the like period a year ago. In addition, the Company’s investment of $10.0 million in bank-owned life insurance (BOLI) in December 2003 generated $36,000 of noninterest income for 2003. BOLI income, which is not taxable, is generated by the increase in the cash surrender values of bank-owned life insurance policies net of the cost associated with mortality charges and certain consulting expenses. Management expects BOLI income to increase in 2004, primarily due to the full year impact. Other income was $1.1 million for the twelve months ended December 31, 2002 compared to $475,000 for the twelve months of 2001. This increase was mainly due to prepayment penalty charges of $80,000 and certain recoveries of $100,000. The Company recognized certain recoveries as a result of final settlement with the IRS on reserve previously set aside for a tax lien claim, during 2002.

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	Noninterest Income For the Years Ended December 31,
	2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Customer service fees	$7,164	43.28%	$6,147	44.58%	$5,517	51.63%
Fee income from trade finance transactions	2,689	16.25	2,819	20.45	2,923	27.35
Wire transfer fees	698	4.22	606	4.40	473	4.43
Gain on sale of loans	2,681	16.20	1,300	9.43	525	4.91
Net gain on sale of securities available for sale	330	1.99	171	1.24	197	1.83
Gain on sale of fixed assets	—	—	738	5.35	—	0.00
Other loan related service fees	1,296	7.83	945	6.85	576	5.39
Other income	1,694	10.23	1,062	7.70	475	4.46

Total noninterest income	$16,552	100.00%	$13,788	100.00%	$10,686	100.00%

As a percentage of average earning assets	2.05%		2.25%		2.32%

Noninterest Expense

Noninterest expense is comprised primarily of compensation and employee benefits; occupancy; furniture, fixture, and equipment; data processing; professional service fees; business promotions and advertising; and other operating expenses. Noninterest expense increased 21% to $28.2 million for the year ended December 31, 2003, compared to $23.3 million and $19.8 million for the years ended December 31, 2002 and 2001, respectively. However, noninterest expense continued to decrease as a percentage of average earning assets in both 2003 and 2002, to 3.5% for 2003, compared to 3.8% and 4.3% for 2002 and 2001, respectively.

The efficiency ratio, defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income, was 58.1% for the year ended December 31, 2003, compared with 58.0% and 59.7% for the years ended December 31, 2002 and 2001, respectively. The improvement in the efficiency ratio in 2002 resulted primarily from the increase in operating efficiencies at the five new branches opened during 2001. Because of the Company’s conservative approach of charging off $880,000 of unrealized losses related to floating rate government agency preferred stocks in December 2003, efficiency ratio remained almost flat at 58.1% in 2003. Management expects the efficiency ratio to continue to improve in 2004 as it has in 2003, because of greater operational efficiencies and increased profit contributions from the branches. However, no assurance can be given that such improvement will in fact occur.

Although the credit quality of the issuer of a floating rate agency preferred stock is not questioned, the interest rate environment has created an other than temporary decline in value of floating rate agency preferred stocks whose fair market value have been lower than its cost basis for over twelve months and therefore a $880,000 other than temporary decline in value charge was taken in December 2003.

The largest dollar increase was in compensation and employee benefits, which increased by $1.2 million or 9% to $13.5 million during 2003 compared to $12.3 million in 2002, but decreased from 53% to 48% as a percentage of total noninterest expense. The increase was attributed to the additional year-end performance incentives as well as normal increases in annual salary for existing employees. Compensation and employee benefits increased 12% to $12.3 million during 2002 compared to $11.0 million in 2001, but decreased from 56% to 53% as a percentage of total noninterest expense. The increase was primarily due to full year’s impact in 2002 from the expansion of the branch network, five offices opening during the second quarter of 2001. Additionally, the impact of incentive compensation as well as normal increases in annual salary for existing employees, further contributed to the increase in compensation and employee benefits during 2002.

Occupancy expense increased by 15% to $2.0 million during 2003, compared to $1.7 million and $1.4 million in years 2002 and 2001 respectively, but remained almost constant at the 7% level as a percentage of total noninterest expense. The primary reason for this increase in 2003 was the opening of the Fullerton branch office and relocation of the Western branch office. Furniture, fixture, and equipment expense increased by the $271,000, or 26%, to $1.3 million in 2003 compared to $1.1 million and $803,000 in 2002 and 2001, respectively. However, the ratio of furniture, fixture, and equipment expense to total noninterest expense remained steady at about 4%. This increase was mainly due to additional depreciation expense associated with the opening of the Fullerton branch office and relocation of Western branch office.

Because of the higher professional fees and increased expenses associated with ongoing legal cases, professional service fees increased by 60% to $2.2 million in 2003 as compared to $1.4 million in 2002, and to 8% compared to 6% of total noninterest expenses. For the year ended December 31, 2002, professional service fees increased 32% to $1.4 million, compared to $1.0 million in 2001, and to 6% compared to 5% of total noninterest expenses. The increase in 2002 was primarily attributable to the extraordinary legal and accounting fees related to the Company’s holding company formation, SEC registration and listing on the Nasdaq National Market. While non-litigation related professional fees were actually lower in 2003 compared to 2002 because the 2002 fees were unusually high as noted above, such fees in 2003 were still significant, and reflected the ongoing costs of compliance with the many SEC and Nasdaq requirements, including compliance with certain provisions of the Sarbanes-Oxley Act of 2002. It is anticipated that such non-litigation related legal and accounting costs will likely increase further in 2004 due to the implementation of additional provisions of the Sarbanes-Oxley Act as well as Nasdaq’s recently enacted corporate governance rules.

Business promotion and advertising expense increased by 16% to $1.8 million in 2003 as compared to $1.6 million and $1.1 million in 2002 and 2001, respectively. This increase was primarily due to our name change and increased promotions for new products and services such as our mortgage lending program and Money Smart Program. The Company has participated in the Money Smart Program by the Federal Deposit Insurance Corporation as it aims to educate people on banking services by translating the training material into Korean. Business promotion and advertising expense increased by 38% to $1.6 million in 2002 as compared to $1.1 million in 2001. The increase resulted from the Company’s greater emphasis on product promotion through increased marketing efforts and the loan referral program.

Other operating expense also increased significantly. Other operating expense include court settlements, correspondent bank charge expense, regulatory assessment expense, loan related expense, director compensation expense, corporate administrative expense, and loss on investment in affordable housing partnerships, for which the Company receives federal income tax credits and CRA credits. Other operating expense in 2003 increased 98% to $3.7 million, compared to $1.8 million in 2002 and from 8% to 13% as percentage of total noninterest expenses increase was primarily due to: i) settlements cost relating to long-standing legal proceedings and ii) $880,000 charge-off in December 2003 related to unrealized losses on floating rate government agency preferred stocks. There is no other significant legal case outstanding other than KEIC at December 31, 2003, see “Item 3, Legal Proceedings”. For the year ended December 31, 2002, other operating expenses increased 32% to $1.8 million, compared to $1.4 million in 2001, or from 7% to 8% as a percentage of total noninterest expenses, primarily due to increase in corporate administrative expense of $102,000 and $162,000 loss on investment in affordable housing partnerships.

All other noninterest expenses include stationery and supplies, telecommunications, postage, courier service and security service expenses. For the year ended 2003, these noninterest expenses increased 18% to $2.2 million compared to $1.8 million for the same period in 2002. Increases were primarily due to Center Bank’s name change and opening of new branches. Other noninterest expenses slightly increased to $1.8 million in 2002 from $1.6 million in 2001.

The following table sets forth the breakdown of noninterest expense for the periods indicated:

	Noninterest Expense For the Years Ended December 31,
	2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and benefits	$13,458	47.69%	$12,294	52.66%	$10,980	55.58%
Occupancy	1,998	7.08	1,739	7.45	1,437	7.28
Furniture, fixture, and equipment	1,321	4.68	1,050	4.50	803	4.07
Net other real estate owned (income) expense…	—	—	(98)	(0.42)	(191)	(0.97)
Data processing	1,613	5.72	1,650	7.07	1,348	6.82
Professional services fees	2,204	7.81	1,375	5.89	1,040	5.27
Business promotion and advertising	1,795	6.36	1,553	6.65	1,122	5.68
Stationery and supplies	586	2.08	420	1.80	417	2.11
Telecommunications	462	1.64	455	1.95	449	2.27
Postage and courier service	545	1.93	485	2.08	429	2.17
Security service	573	2.03	576	2.46	524	2.65
Other operating expense	3,664	12.98	1,846	7.91	1,396	7.07

Total noninterest expense	$28,219	100.00%	$23,345	100.00%	$19,754	100.00%

As a percentage of average earning assets		3.49%		3.80%		4.28%
Efficiency ratio		58.10%		58.00%		59.67%

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

For the years ended December 31, 2003, 2002, and 2001, the provisions for income taxes were $6.7 million and $5.5 million, and $4.3 million representing effective tax rates of 36% and 37%, and 36%, respectively. The primary reasons for the difference from the statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax favored investments in low-income housing, municipal obligations and agency preferred stocks. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $503,000 for the twelve months of 2003 compared to $320,000 for the twelve months ended in December 31, 2002.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax return. The Company’s deferred tax asset was $3.0 million as of December 31, 2003, $824,000, and $1.6 million as of December 31, 2002, and 2001, respectively. As of December 31, 2003, the Company’s deferred tax asset was primarily due to book reserves for losses on loans. Deferred tax assets were partially offset by unrecognized book gains from securities that are available for sale.

Financial Condition

Summary

Total assets increased $208.7 million, or 26%, to $1,027.3 million as of December 31, 2003 compared to $818.6 million at December 31, 2002. The increase in total assets was mainly due to a $195.8 million growth in net loans $38.0 million increase in cash and due from banks, resulting from a $20 million investment in the ATM funding program and a $10.0 million increase in investment in BOLI. These increases were partially offset by a $31.2 million decrease in investment portfolio. Loans net of allowance for loan losses, deferred fees, and discount on SBA loans retained, investments, and money market and short-term investments as a percentage of total assets were 70%, 12% and 6% respectively as of December 31, 2003, as compared to 64%, 19% and 9% at December 31, 2002. The growth of total assets was financed by the increase of $140.9 million in deposits; $33.0 million of Federal Home Loan Bank borrowing and the issuance of long-term subordinated debenture at the end of 2003 of $18.0 million in “pass-through” trust preferred securities.

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

Loan Portfolio

The Company’s loan portfolio represents the largest single portion of earning assets, substantially greater than the investment portfolio or any other asset placement category. The quality and diversification of the Company’s loan portfolio are important considerations when reviewing the Company’s results of operations. The Company offers a range of products designed to meet the credit needs of its borrowers. The Company’s lending activities consist of commercial real estate lending, construction loans, commercial business and trade finance loans, and consumer loans.

As of December 31, 2003, 2002 and 2001, gross loans represented 71%, 65% and 65% of total assets. A comparison of the ratios shows a normal cycle, which has generally stabilized showing no significant fluctuations before 2003. In 2003, the Company used proceeds from investment securities to finance higher yielding loans. The biggest volume increases among loan types in 2003 were commercial real estate loans and commercial business loans, which increased 60% and 36%, respectively, to $143.6 million and $38.8 million, respectively, as compared to 2002. The Loan Distribution table below reflects the gross and net amounts of loans outstanding as of December 31 for each year from 1999 to 2003.

Loan balances increased by more than 206% or $490.7 million from December 31, 1999 to December 31, 2003. These increases have resulted from the focused lending practices since the current President, Seon Hong Kim, joined the Company in September 1998, with targeted marketing campaigns designed to achieve balanced growth in all principal loan categories, after undergoing aggressive collection efforts and resolving and/or charging off its under performing problem loans.

As of December 31, 2003, no single industry or business category represented more than 10% of the loan portfolio. The Company also monitors the diversification of collateral of the real estate loan portfolio by area, by type of building, and by the type of building usage.

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	For the Years Ended December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real Estate
Construction	$18,464	2.53%	$20,669	3.90%		3.39%	$1,276	0.41%	$3,605	1.51%
Commercial [1]	384,824	52.81	241,252	45.55	161,670	42.64	114,284	36.84	87,054	36.57

Commercial
Korean Affiliate Loans [2]	14,865	2.04	11,335	2.14	8,654	2.28	11,226	3.62	9,251	3.89
Other commercial loans	132,503	18.18	97,205	18.36	87,076	22.97	80,073	25.81	60,778	25.53

Trade Finance [3]
Korean Affiliate Loans	3,899	0.54	3,038	0.57	1,912	0.50	548	0.18	301	0.13
Other trade finance loans	57,987	7.96	47,068	8.89	24,918	6.57	34,294	11.05	36,791	15.45
SBA [4]	66,487	9.12	67,489	12.75	46,955	12.38	39,116	12.61	23,178	9.74
Other [5]	179	0.02	129	0.01	22	0.01	1,746	0.56	1,751	0.73
Consumer:	49,530	6.80	41,463	7.83	35,128	9.26	27,665	8.92	15,357	6.45

Total Gross Loans	$728,738	100.00%	$529,648	100.00%	$379,186	100.00%	$310,228	100.00%	$238,066	100.00%

Less:
Allowance for Loan Losses	(8,804)		(6,760)		(5,540)		(6,633)		(6,561)
Deferred Loan Fees	(331)		(170)		(463)		(398)		(387)
Discount on SBA Loans Retained	(2,595)		(1,501)		(1,139)		(573)		(492)

Total Net Loans	$717,008		$521,217		$372,044		$302,624		$230,626

Commercial Real Estate Loans. Real estate lending involves risks associated with the potential decline in the value of the underlying real estate collateral and the cash flow from the income producing properties. Declines in real estate values and cash flows can be caused by a number of factors, including adversity in general economic conditions, rising interest rates, changes in tax and other governmental and other policies affecting real estate holdings, environmental conditions, governmental and other use restrictions, development of competitive properties, and increasing vacancy rates. The Company’s dependence on real estate values increases the risk of loss both in the Company’s loan portfolio and with respect to any other real estate owned when real estate values decline.

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

[1]	Real estate commercial loans are loans secured by first deeds of trust on real estate.
[2]	Consists of loans to U.S. affiliates or branches of Korean companies. (See “Loans Involving Country Risk”)
[3]	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.
[4]	This balance includes SBA loans held for sale of $24.9 million at the lower of cost or market.
[5]	Consists of transactions in process and overdrafts.

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

As of December 31, 2003, commercial real estate loans totaled $384.8 million, representing 53% of total loans, compared to $241.3 million or 46% of total loans at December 31, 2002. The increase in the percentage of commercial real estate loans resulted from Management’s efforts to promote this segment of the portfolio, as such loans involve a somewhat lesser degree of risk than certain other loans in the portfolio due to the nature and value of the collateral.

Real Estate Construction Loans. The Company finances the construction of various projects within the Company’s market area, including motels, industrial buildings, tax-credit low-income apartment complexes and single-family residences. The future condition of the local economy could negatively impact the collateral values of such loans.

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

Real estate construction loans totaled $18.5 million or 3% of total loans and $20.7 million or 4% of total loans at December 31, 2003 and 2002, respectively. The decrease in construction loans is primarily due to loan payoffs.

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

As of December 31, 2003 and 2002, commercial business loans, which include Korean Affiliate Loans and other commercial loans, totaled $147.4 million and $108.5 million, respectively representing 20% of total gross loans at both dates. Commercial business loans totaled $108.6 million at December 31, 2002, representing 20% of total loans. Although commercial business loans increased in 2003, mainly due to a $35.3 increase in other commercial business loans not related to South Korea, commercial loans as a percentage of total loans remained unchanged at 20%. This was due to faster growth in other sectors and more emphasis on other types of secured loans, primarily real estate loans.

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

As of December 31, 2003, trade finance loans totaled $61.9 million, compared to $50.1 million as of December 31, 2002. Because of the faster growth in other segment of loan portfolio, especially real estate loans, trade finance loans as a percentage of total loans decreased to 8% from 9% in 2002 in 2003. The volume increase was mainly due to the increased bankers’ acceptances business as a result of new bankers’ acceptance credit lines established with several banks in Korea. After an intentional decrease of trade finance loans in past years, Management cautiously increased trade finance related loans and commitments during 2002, due to (i) improvement in the credit rating of South Korea as well as those of financial institutions in Korea from credit rating agencies such as Standard & Poors, and (ii) increases is in bankers’ acceptances, which have lesser risk since they are short-term and banks are sources of payments.

Small Business Administration (SBA) Loans. The Company has offered SBA loans since 1989, providing financing for various purposes for small businesses under guarantee of the Small Business Administration, a federal agency created to provide financial assistance for small businesses. The Company is a Preferred SBA

Lender with full loan approval authority on behalf of the SBA. It also participates in the SBA’s Export Working Capital Program. SBA loans consist of both real estate and business loans. The SBA guarantees on such loans currently range from 75% to 80% of the principal and accrued interest. Under certain circumstances, the guarantee of principal and interest may be less than 75%. In general, the guaranteed percentage is less than 75% for loans over $1.0 million. The Company typically requires that SBA loans be secured by first or second lien deeds of trust on real property. SBA loans have terms ranging from 7 to 25 years depending on the use of proceeds. To qualify for an SBA loan, a borrower must demonstrate the capacity to service and repay the loan, exclusive of the collateral, on the basis of historical earnings or reliable projections.

At December 31, 2002, 80% of total SBA loans, net of participations sold, were real estate loans secured by deeds of trust on industrial buildings or retail stores. During the years 2003 and 2002, the Company originated $60.7 million, and $53.9 million in SBA loans. The Company adopted a new practice in 2003 of selling SBA loans every quarter. Since the shift in our SBA loan sale policy, the Company sold $52.5 million of SBA loans in 2003, more than doubled as compared to previous level of 25.6 million SBA loans sold in 2002, and retained the obligation to service the loans for a servicing fee and to maintain customer relations. As of December 31, 2003, the Company was servicing $91.5 million of sold SBA loans, compared to $47.6 million as of December 31, 2002. SBA loans as a percentage of total loans decreased to 9% in 2003 as compared to 13% in 2002, primarily due to increased sale volume in 2003.

Consumer Loans. Consumer loans, also termed loans to individuals, are extended for a variety of purposes. Most are to finance the purchase of automobiles. Other consumer loans include secured and unsecured personal loans, home equity lines, overdraft protection loans, and unsecured lines of credit. The Company grants a small portfolio of credit card loans, mainly to the owners of its corporate customers. Management assesses the borrower’s ability to repay the debt through a review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. Although creditworthiness of the applicant is of primary importance, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. The Company generally makes these loans in amounts of 80% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraisal for substantially all loans secured by real estate. Most of the Company’s consumer loans are repayable on an installment basis.

Consumer loans are generally unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance, because the collateral is more likely to suffer damage, loss or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, the collection of loans to individuals is dependent on the borrower’s continuing financial stability, and thus is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, various federal and state laws, including federal and state bankruptcy and insolvency laws, often limit the amount, which a lender can recover on consumer loans. Consumer loans may also give rise to claims and defense by consumer loan borrowers against the lender on these loans, such as the Company, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller or the underlying collateral.

Consumer loans remained a small percentage of 7% of total loans as of December 31, 2003, compared to 8% as of December 31, 2002. Automobile loans are the largest component of consumer loans, representing 85% and 78% of total consumer loans as of December 31, 2003 and 2002.

Off-Balance Sheet Commitments. As part of its service to its small to medium-sized business customers, the Company from time to time issues formal commitments and lines of credit. These commitments can be either secured or unsecured and 90% are short term, or less than one year. They may be in the form of revolving lines of credit for seasonal working capital needs. However, these commitments may also take the form of standby letters of credit and commercial letters of credit. Commercial letters of credit facilitate import trade. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

Total unused commitments to extent credit were $114.0 million and $101.0 million at December 31, 2003 and 2002, respectively. Unused commitments represented 16% and 14% of outstanding gross loans at December 31, 2003 and 2002, respectively. The Company’s stand-by letters of credit and commercial letters of credit at December 31, 2003 were $6.2 million and 19.1 million, respectively, as compared to $4.3 million and $13.9 million at December 31, 2002.

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

The following table sets forth the amounts of outstanding balances in the above three categories for South Korea:

Loans and Commitments Involving Korean Country Risk

	As of December 31,
Category	2003	2002	2001	2000	1999
Commercial loans to U.S. affiliates or branches of Korean companies	$9,575	$6,953	$10,566	$11,774	$9,551
Unused commitments for loans to U.S. affiliates of Korean companies	4,701	13,642	1,748	6,791	3,154
Acceptances with Korean Banks	9,347	13,213	—	86	4,929
Standby letters of credit issued by banks in South Korea	12,599	10,379	8,160	12,301	8,475

Total	$36,222	$44,187	$20,474	$30,952	$26,109

Loans and commitments involving direct exposure to the Korean economy totaled $36.2 million or 4% of total loans and commitments and $44.2 million or 7% of total loans and commitments as of December 31, 2003 and 2002, respectively. The Company’s level of loans and commitments involving such exposure in 2003 has decreased as compared to 2002 due to $8.9 million decrease in unused commitments to U.S. affiliates of Korean Companies and $3.9 million decrease in bankers’ acceptances outstanding with Korean banks.

In addition to the loans included in the above table, which involve direct exposure to the Korean economy, the Company also makes loans to many U.S. business customers in the import or export business whose operations are indirectly affected by the economies of various Pacific Rim countries including South Korea. As of December 31, 2003, loans outstanding involving indirect country risk totaled $24 million, or 3.3% of the Company’s total loans, and loans and commitments involving indirect country risk totaled $67.5 million, or 8% of the Company’s total loans and commitments. “Indirect country risk” is defined as the risk associated with loans to such U.S. businesses, which are dependent upon foreign countries for business and trade. Of the $67.5 million in total loans and commitments involving indirect country risk, approximately 61% involve borrowers doing business with Korea, with the remaining percentages to other individual Pacific Rim countries being relatively small in relation to the total indirect loans involving country risk. As a result, with the exception of South Korea, the Company does not believe it has significant indirect country risk exposure to any other specific Pacific Rim country.

Of the total loans outstanding and commitments involving indirect country risk identified above, approximately 41% of such loans and commitments were to businesses which import goods from Korea and 17% were loans or commitments to businesses which export goods to Korea.

The potential risks to the Company differ depending upon whether the customer is in the export or the import business. The primary manner in which adverse changes in the economic conditions in the relevant Pacific Rim countries would affect business customers in the export business is a decrease in the volume in their respective businesses. As a result, the Company’s volume of such loans would tend to decrease due to lower demand. In addition, export loans are generally dependent on the businesses’ cash flows and thus may be subject to adverse conditions in the general economy of the country or countries with which the customer does its exporting business. The Company’s import loans are generally to U.S. domestic business entities whose operations would not be directly affected by the economic conditions of foreign countries, as importers can typically obtain goods from an alternative market if necessary, so the effect on the borrower’s business is less significant.

The Company limits its risk exposure with respect to export loans by participating in the state and federal agency supported export programs such as the Export Working Capital Program and the California Export Finance Office, which guarantee 70 to 90% of the export loans. The Company also requires that a majority of export finance loans are supported by letters of credit issued by established creditworthy commercial banks. The Company also monitors other foreign countries for economic or political risks to the portfolio. As part of its loan loss allowance methodology, the Company assigns one of three rating factors to borrowers in these businesses, depending upon the perceived degree of indirect country risk and allocates an additional amount to the allowance to reflect the potential additional risk from such indirect exposure to the economies of those foreign countries. (See “Allowance for Loan Losses—Allowance for Country Risk Exposure.”)

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the maturity distribution and repricing intervals of the Company’s outstanding loans as of December 31, 2003. In addition, the table shows the distribution of such loans between those with floating interest rates and those with fixed interest rates. The table includes nonaccrual loans of $ $3.3 million.

Loan Maturities Schedule

	As of December 31, 2003
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Real Estate:
Construction	$14,744	$3,720	$—	$18,464
Commercial	369,064	13,343	2,417	384,824
Commercial	146,682	614	72	147,368
Consumer	30,557	17,721	1,252	49,530
Trade Finance [1]	61,886	—	—	61,886
SBA	66,150	332	5	66,487
Other [2]	179	—	—	179

Total	$689,262	$35,730	$3,746	$728,738

Loans with predetermined (fixed) interest rates	$65,189	$22,565	$3,746	$91,500
Loans with variable (floating) interest rates	$624,073	$13,165	$—	$637,238

[1]	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.
[2]	Consists of transactions in process and overdrafts.

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

Management’s classification of a loan as nonaccrual or restructured is an indication that there is reasonable doubt as to the full collectibility of principal or interest on the loan. At this point, the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid. The remaining balance of the loan will be charged off if the loan deteriorates further due to a borrower’s bankruptcy or similar financial problems, unsuccessful collection efforts or a loss classification by regulators and/or auditors. These loans may or may not be collateralized, but collection efforts are continuously pursued.

There was no OREO outstanding at December 31, 2003. If the Company acquires OREO, it records it at the lower of its carrying value or its fair value less anticipated disposal costs. Any write-down of OREO is charged to earnings. The Company may make loans to potential buyers of OREO to facilitate the sale of OREO. In those cases, all loans made to such buyers must be reviewed under the same guidelines as those used for making customary loans, and must conform to the terms and conditions consistent with the Company’s loan policy. Any deviations from this policy must be specifically noted and reported to the appropriate lending authority. The Company follows Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (SFAS No. 66) when accounting for loans made to facilitate the sale of OREO. In accordance with paragraph 5 of SFAS No.66, profit on real estate sales transactions shall not be recognized by the full accrual method until all of the following criteria are met:

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

As of December 31, 2002 and 2001, the Company provided loans in the amount of $480,000 and $1.3 million, respectively, to facilitate the sale of OREO while resulted in a gain on sale on OREO of $85,000 and $194,000 in 2002 and 2001, respectively.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

Nonperforming Assets

	As of December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Nonaccrual loans:
Real estate:
Construction	$2,249	$—	$—	$—	$—
Commercial	—	49	91	368	389
Commercial:
Korean Affiliate Loans	—	—	80	—	—
Other commercial loans	756	885	491	501	250
Consumer	25	50	118	20	5
Trade finance:
Korean Affiliate Loans	—	—	—	—	—
Other trade finance loans	102	87	5	160	479
SBA	195	1,357	676	74	28
Other [1]	—	—	—	—	—

Total	$3,327	$2,428	$1,461	$1,123	$1,151
Restructured loans: [2]
Real estate:
Construction	$—	$—	$—	$—	$—
Commercial	—	—	—	151	223
Commercial:
Korean Affiliate Loans	—	—	—	—	—
Other commercial loans	—	—	—	—	41
Consumer	—	—	—	—	3
Trade finance:
Korean Affiliate Loans	—	—	—	—	—
Other trade finance loans	—	—	—	—	—
SBA	—	—	—	—	—
Other [1]	—	—	—	—	—

Total	$—	$—	$—	$151	$267

Total nonperforming loans	$3,327	$2,428	$1,461	$1,274	$1,418
Other real estate owned	—	—	674	—	546

Total nonperforming assets	$3,327	$2,428	$2,135	$1,274	$1,964

Nonperforming loans as a percentage of total loans	0.46%	0.46%	0.39%	0.41%	0.60%
Nonperforming assets as a percentage of total loans and other real estate owned	0.46%	0.46%	0.57%	0.41%	0.83%
Allowance for loan losses to nonperforming loans	264.62%	278.42%	379.19%	520.64%	462.69%

Nonperforming loans totaled to $3.3 million at December 31, 2003, an increase of $899,000 as compared to $2.4 million in last year. However, nonperforming loans as a percentage of total loans remained unchanged at 0.46%. The increase in volume of nonperforming loans was mainly due to one large participated construction

[1]	Consists of transactions in process and overdrafts
[2]	A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

loan in the amount of $2.3 million. Construction has been completed and the hotel is operational, but as part of the possible restructuring agreement, the borrower is demanding additional funds. The participated lending group is in the process of selling this note. The Company increased its specific reserve related to this construction loan in December 2003 to $435,000 to cover future losses and charged off this specific reserve amount in the first quarter of 2004.

In 2002, nonperforming loans increased by $967,000 to $2.4 million or from 0.39% to 0.46% as a percentage of total loans. The increase in nonperforming loans from December 31, 2001 to 2002 was due primarily to one SBA real estate term loan. However, due to the sale in 2002 of $647,000 in OREO, which was on the Company’s books as of December 31, 2001, the ratio of nonperforming assets to total nonperforming loans and OREO declined to 0.46% at December 31, 2002, compared to 0.57% as of December 31, 2001. The federal government presently guarantees 75% of the principal amount of each qualifying SBA loan.

The Company evaluates impairment of loans according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Under SFAS No. 114, loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest payments and contractual principal payments. Impaired loans are measured based on the net present value of expected future cash flows discounted at the loans effective interest rate or, as an expedient, at the loans observable market price or the fair value of the collateral, if the loan is collateral dependent, less costs to sell.

At December 31, 2003, 2002 and 2001 the Company had classified $5,211,000, $1,777,000, and $1,095,000 of its loans as impaired with specific reserves of $825,000, $468,000, and $112,000 respectively. This increase in impaired loans was due to one participated construction loan of $2.3 million as explained previously.

At December 31, 2003 and 2002, loans classified as impaired without specific reserves amounted to $1,020,968 and $809,000, respectively. The average recorded investment in impaired loans during the years ended December 31, 2003, 2002, and 2001 were $4,343,000, $3,272,000, and $4,764,000, respectively. Interest income of $235,000, $351,000, and $324,000 was recognized on impaired loans, on cash basis, during the years ended December 31, 2003, 2002, and 2001, respectively.

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

Allowance for Country Risk Exposure. The allowance for country risk exposure is based on an estimate of probable losses relating to both direct exposure to the Korean economy, and indirect exposure to the economies of various Pacific Rim countries. The exposure is related to trade finance loans made to support export/import business between the U.S. and Korea, Korean Affiliate Loans, and certain loans to local U.S. business that are supported by stand by letters of credit issued by Korean banks. As with the credit rating system, we use a country risk grading system under which risk gradings have been divided into three ranks. To determine the risk grading, the Company evaluates loans to companies with a significant portion of their business reliant upon imports or exports to Pacific Rim countries. The Company then analyzes the degree of dependency on business, suppliers or other business areas dependent upon such countries and applies an individual rating to the credit. The Company provides an allowance for country risk exposure based upon the rating of dependency. Most of the Company’s business customers whose operations are indirectly affected by the economies of such countries are in the import or export business. As part of its methodology, the Company assigns one of three rating factors (25, 50 or 75 basis points) to borrowers in these businesses, depending upon the perceived degree of indirect exposure to such economies. The country risk exposure factor reflected in the table below is in addition to the allowance for such loans, which is already reflected, in the formula allowance. This factor takes into account both the direct risk on the loans included in the Loans Involving Country Risk table above, and the loans to import or export businesses involving indirect exposure to the economies of South Korea or other Pacific Rim countries.

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

The Company continued to record loss provisions to compensate for both the continued growth in the Company’s loan portfolio and the continued change in the composition of the overall loan portfolio, reflecting a steady shift toward commercial real estate and commercial loans. The allowance for loan losses was $8.8 million, $6.8 million and $5.5 million as of December 31, 2003, 2002 and 2001, respectively. The allowance for loan losses was 1.2% of total loans as of December 31, 2003 compared to 1.3% and 1.5% as of December 31, 2002 and 2001, respectively. The company recorded $537,000 net recoveries in the fourth quarter of 2003 from previously charged off loans mostly in 2001, increasing the balance of allowance for loan losses. The ratio of the allowance for loan losses to nonperforming loans was 265%, 278%, and 379% as of December 31, 2003, 2002, and 2001, respectively. Management thinks the risks in the portfolio are sufficiently lower to justify reducing both the ratio of the allowance to total loans and the ratio of the allowance to nonperforming loans, since the Company’s mix of loans shifted towards real estate loans secured by first deeds of trust and experienced a decrease in net charge-offs, partially offset by a slight increase in nonaccrual loans. Management believes that the level of allowance for loan losses is adequate to cover the known and probable risks of the nonperforming loans as of December 31, 2003.

The following table sets forth the composition of the allowance for loan losses as of dates indicated:

Composition of Allowance for Loan Losses

	As of December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Specific (Impaired loans) [1]	$825	$468	$112	$59	$111
Formula (non-homogeneous)	7,085	5,178	4,522	5,481	5,065
Homogeneous	302	313	259	254	138
Country risk exposure	592	801	647	839	1,247

Total allowance and reserve	$8,804	$6,760	$5,540	$6,633	$6,561

The balance of the allowance for loan losses increased to $8.8 million as of December 31, 2003 compared to $6.8 million as of December 31, 2002. This increase was mainly due to a $1.9 million increase in the formula (non-homogeneous) allowance and a $474,000 increase in the specific impaired allowance. The increase in the specific allowance for impaired loans was primarily due to an increase in the specific reserve on one construction loan in the principal amount of $2.3 million. The Company increased specific reserve on this construction loan to $435,000 to cover future losses. Formula allowances were increased due to loan growth and increases in delinquent auto and credit card loans. These increases were partially offset by a decrease in the country risk allowance and homogeneous allowance.

Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed monthly, Management performs an ongoing assessment of the risks inherent in the portfolio. As of

[1]	Starting in 2002 the Company allocated the specific reserve on all impaired loans, whereas previously the Company provided specific reserves only for loans with balances of $200,000 or more and allocated formula allowances for the loans with balances of less than $200,000.

December 31, 2003, Management believed the allowance to be adequate based on its assessment of the estimated and known risks in the portfolio migration analysis of charge-off history, which indicated stabilized loss ratios. There has been no need to adjust the risk ratios applied to graded loans. Classified loans stood at $6.6 million as of December 31, 2003 compared to $2.7 million as of December 31, 2002 showing a 144% increase due to one large nonaccrual construction loan of $2.3 million and one commercial business loan of $1.7 million. Commercial business loan of $1.7 million classified as substandard due to deterioration of borrower’s business.

Based on the calculation and continued loan recoveries, the level of allowance as of December 31, 2003 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the year. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions or loan losses in the future.

The provision for loan losses in 2003, 2002, and 2001 were $2.0 million, $2.1 million, and $1.2 million, respectively. Because of the net recoveries recorded in 2003 the Company was able maintain its loan loss provision at $2.0 million at December 31, 2003. The provision for 2002 increased primarily due to loan portfolio growth. Due to net recoveries of $44,000 during 2003 as compared to net charge-offs of $837,000 in 2002, the Company kept its provision nearly flat at $2.0 million in 2003, compared to 2002 provision despite average loan grow of 41% in 2003. The biggest single charge-off during 2003 and 2002 was $249,000 and $250,000, respectively. Net (recoveries) charge-offs were ($44,000), $837,000 and $2.3 million in 2003, 2002 and 2001, respectively. The biggest single charge-off during 2002 was $250,000 related to a high technology manufacturer whose business failed due to the general slowdown in the technology sector in the U.S. Charge-offs in 2002 were significantly less than in 2001 due to greater oversight by the Company in monitoring and addressing delinquent and classified loans. Charge-offs in 2001 were the highest in the past 5 years. The biggest single charge-off during 2001 was $747,000, related to a trade finance borrower whose business failed. This loan was in the “other trade finance” category and the failure of the business was not due to the effects of the Korean economy. Other charge-offs included two commercial loans, totaling $670,000. Included in the loans charged off during 2001 was a partial charge-off of $90,000 relating to a Korean affiliate loan. The remaining balance on this commercial loan of $80,000 was charged off during 2002. No Korean related loans were nonperforming as of December 31, 2003 and 2002.

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated.

Allowance for Loan Losses

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balances:
Average total loans outstanding during period [1]	$620,302	$439,493	$338,258	$266,765	$184,656
Total loans outstanding at end of period [1]	$725,812	$527,977	$377,584	$309,256	$237,187
Allowance for Loan Losses:
Balance before reserve for losses on commitments	$6,760	$5,540	$6,590	$6,500	$4,876
Reserve for losses on commitments to extend credit [2]	$—	$(43)	$43	$61	$67
Balance at beginning of period	$6,760	$5,497	$6,633	$6,561	$4,943
Charge-offs:
Real Estate
Construction	—	—	—	—	—
Commercial	—	—	334	—	—
Commercial:
Korean Affiliate Loans	—	80	90	—	—
Other commercial loans	903	1,243	1,398	323	238
Consumer	225	227	70	27	59
Trade Finance:
Korean Affiliate Loans	—	—	—	—	—
Other trade finance loans	—	29	747	906	157
SBA	126	75	435	40	1
Other	—	—	—	—	—

Total charge-offs	1,254	1,654	3,074	1,296	455

Recoveries
Real estate
Construction	—	—	—	—	—
Commercial	—	10	243	3	186
Commercial:
Korean Affiliate Loans	425	327	277	345	493
Other commercial loans	144	367	196	299	314
Consumer	40	5	4	88	10
Trade finance:
Korean Affiliate Loans	—	—	—	—	—
Other trade finance loans	545	68	37	110	146
SBA	144	40	24	23	120
Other			—	—	—
Total recoveries	1,298	817	781	868	1,269

Net loan (recoveries) and charge-offs	(44)	837	2,293	428	(814)

Provision for loan losses	2,000	2,100	1,200	500	804

Balance at end of period	$8,804	$6,760	$5,540	$6,633	$6,561

Ratios:
Net loan (recoveries) charge-offs to average total loan	(0.01)%	0.19%	0.68%	0.16%	(0.44)%
Provision for loan losses to average total loans	0.32	0.48	0.35	0.19	0.44
Allowance for loan losses to gross loans at end of period	1.21	1.28	1.47	2.14	2.77
Allowance for loan losses to total nonperforming loans	264.62	278.42	379.19	520.64	462.69
Net loan (recoveries) charge-offs to allowance for loan losses at end of period	(0.50)	12.38	41.39	6.45	(12.41)
Net loan (recoveries) charge-offs to provision for loan losses	(2.20)%	39.86%	191.08%	85.60%	(101.24)%

[1]	Total loans are net of deferred loan fees and discount on SBA loans sold.
[2]	The reserve for losses on commitments to extend credit and letters of credit is primarily related to lines of credit. The Company evaluates credit risk associated with the loan portfolio at the same time it evaluates credit risk associated with commitments to extend credit and letters of credits. However, as of December 31, 2003, the reserve necessary for the commitments is reported separately in other liabilities in the accompanying statements of financial condition, and not as part of the allowance for loan losses amounted to $95,000, as presented above.

Allocation of Allowance for Loan Losses

The largest increase in the allocated allowance was for commercial real estate loans, an increase of $995,000 or 37% to $3.7 million during 2003 compared to $2.7 million in 2002. The increase in the allocated allowance for 2003 was primarily due to the increase in loan volume. Because commercial real estate loans are secured by real estate and historically have a low charge-off ratio, commercial real estate loans required a somewhat lower reserve requirement than other loans. 40% of the total allowance was allocated for commercial real estate loans, while the proportion of such loans to the total loan portfolio was 53%.

The allocated allowance for construction loans increased $554,000 or 131% to $976,000 at December 31, 2003, compared to $422,000 as of the December 31, 2002, primarily due to one large participated construction loan in the amount of $2.3 million. The allocated amount in the allowance was increased to cover the Company’s loss exposure related to this one loan (see “Allowance for Loan Losses”).

The allocated allowance for other trade finance loans increased $4,000 or 1% to $595,000 during 2003, compared to $591,000 as of December 31, 2002, as a result of an increase in the volume of bankers’ acceptances with investment grade Korean banks and the Korean government backed National Federation of Fisheries. Bankers’ acceptances rely upon repayment at maturity by the accepting bank. Credit exposure related to bankers’ acceptances is limited by the underlying strength of the accepting bank. However, the Company increased the allocated allowance for trade finance due to higher historical charge-off ratio.

At December 31, 2003, the Company allocated 23% of the total allowance to other commercial loans, in spite of the fact that the ratio of other commercial loans to total loans was only 18%, because the Company has historically experienced the highest percentage losses from this type of loan.

The Company has not substantively changed any aspect of its overall approach in the determination of its allocation of allowance for loan losses in the periods discussed above. There have been no material changes in assumptions or estimation techniques in the periods discussed above that affected the determination of the current year allowance.

The following table provides a breakdown of the allowance for loan losses by category as of the dates indicated:

Allocation of Allowance for Loan Losses

	As of December 31,
	2003		2002		2001		2000		1999
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
Balance at End of Period:
Real Estate:
Construction	$976	2.53%	$422	3.90%	$166	3.39%	$25	0.41%	$90	1.51%
Commercial	3,650	52.81	2,655	45.55	2,156	42.64	2,416	36.84	2,319	36.57
Commercial
Korean Affiliate Loans	247	2.04	129	2.14	98	2.28	105	3.62	4	3.89
Other commercial loans	2,013	18.18	1,717	18.36	1,647	22.97	1,962	25.81	1,876	25.53
Consumer	495	6.80	449	7.83	457	9.26	534	8.92	336	6.45
Trade Finance
Korean Affiliate Loans	79	0.54	—	0.57	—	0.50	—	0.18	—	0.13
Other commercial loans	595	7.96	591	8.89	389	6.57	819	11.05	1,343	15.45
SBA	749	9.12	797	12.75	627	12.38	772	12.61	593	9.74
Other	—	0.02	—	0.01	—	0.01	—	0.56	—	0.73

Total	$8,804	100.00%	$6,760	100.00%	$5,540	100.00%	$6,633	100.00%	$6,561	100.00%

Investment Portfolio

The Company’s investment securities portfolio are classified into two categories: Held-to-Maturity or Available-for-Sale. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No.115) also provides for a trading portfolio classification but the Company had no investment securities, in this category for any of the reported periods. The Company classifies securities that it has the ability and intent to hold to maturity as held-to-maturity securities, to be sold only in the event of concerns with an issuer’s credit worthiness, a change in tax law that eliminates their tax-exempt status or other infrequent situations as permitted by SFAS No. 115. All other securities are classified as available-for-sale. The securities classified as held-to-maturity are presented net of amortized cost and available-for-sale securities are carried at their estimated fair values.

The main objectives of the Company’s investment portfolio are to: 1) provide a sufficient level of liquidity; 2) provide a source of pledged assets for securing State of California deposits and borrowed funds; 3) provide a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources; 4) provide an alternative to loans as interest-earning assets when loan demand is weak; and 5) enhance the Company’s tax position by providing partially tax-exempt income.

As of December 31, 2003, investment securities totaled $125.5 million or 12% of total assets, compared to $156.7 million or 19% of total assets at December 31, 2002. The decrease in the investment portfolio was due to the replacement of proceeds received from called government agency securities and prepaid mortgage-backed securities with higher yielding loans.

As of December 31, 2003, available-for-sale securities totaled $110.1 million, compared to $141.0 million as of December 31, 2002. Available-for-sale securities as a percentage of total assets decreased to 11% as of December 31, 2003 from 17% as of December 31, 2002, primarily due to the increase in loans. Held-to-maturity securities decreased slightly to $15.4 million as of December 31, 2003, compared to $15.7 million as of December 31, 2002. The composition of available-for-sale and held-to-maturity securities was 88% and 12% as of December 31, 2003, compared to 90% and 10% as of December 31, 2002, respectively. For the twelve months ended December 31, 2003, the yield on the average investment portfolio was 3.40% representing a decrease of 130 basis points as compared to 4.70% for the same period of 2002. The distribution in available-for-sale portfolio changed substantially in 2003, with a shift out of mortgage-backed securities and collateralized mortgage obligations into U.S government agency securities. The Company used cash flows generated from prepayments in mortgage-backed and collateralized mortgage obligation proceeds to purchase agency securities. Part of the proceeds was also used to finance higher yielding loans.

The average balance of taxable investment securities increased by 13% to $118.9 million for the year ended December 31, 2003, compared to $105.0 million for the previous year. The annualized average yield declined 142 basis points to 3.33% for the year ended December 31, 2003, compared to 4.75% for the previous year. The 142 basis point decrease in yield was primarily due to higher prepayments recorded on mortgage-backed securities and collateralized mortgage obligations due to the low rate environment. The growth in taxable securities was attributable to the Company’s investment strategy of replacing its called and matured securities with short-term (less than 1 year) call protected government agency securities, and with corporate securities to temporarily hold as short-term investments until the funds are needed to fund newly originated loans.

The average balance of tax-advantaged securities was $18.7 million and $19.0 million for the years ended December 31, 2003 and 2002, respectively. The average yield on tax-advantaged securities for the year ended December 31, 2003 was 3.91% compared to 4.43% for the same periods last year. The tax-equivalent yield on these same types of securities for the year ended December 31, 2003 was 5.60% compared to 6.30% for the previous year. The significant decrease in yield on the tax advantage securities was primarily due to adjustments to the current lower rate, because these securities are adjustable rate securities. Accordingly, when the rate starts to increase, these securities will generally be repriced to the higher rate unless the securities are called.

The following table summarizes the amortized cost, fair value, and distribution of the Company’s investment securities as of the dates indicated:

Investment Portfolio

	As of December 31,
	2003		2002		2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury securities	$2,051	$2,148	$2,088	$2,225	$2,125	$2,170
U.S. Government agencies asset-backed securities	19	19	34	34	53	54
U.S. Government agencies securities	45,595	45,036	22,611	23,034	8,984	9,209
U.S. Government agencies mortgage-backed securities	33,898	33,964	77,679	78,415	58,312	58,318
U.S. Government agencies collateralized mortgage obligation	—	—	6,097	6,148	4,617	4,692
Government agencies preferred stock	12,680	12,124	13,623	13,524	13,676	13,448
Corporate trust preferred securities	11,000	10,890	11,000	10,890	—	—
Corporate debt securities	5,705	5,945	6,527	6,728	6,546	6,629

Total available for sale	$110,948	$110,126	$139,659	$140,998	$94,313	$94,520

Held to Maturity:
U.S. Government agencies securities	$1,000	$1,012	$9,000	$9,305	$9,000	$9,311
U.S. Government agencies mortgage-backed securities	8,458	8,453	419	430	422	416
Municipal securities	5,932	6,191	6,322	6,554	5,504	5,497

Total held to maturity	$15,390	$15,656	$15,741	$16,289	$14,926	$15,224

Total investment securities	$126,338	$125,782	$155,400	$157,287	$109,239	$109,744

As of December 31,2003 the Company has total fair value of $62,685,000 of securities with unrealized losses of $1,499,000. We believe these unrealized losses are due to temporary condition, namely fluctuations in interest rates, and do not reflect a deterioration of credit quality of the issuer. The market value of securities which have unrealized losses in 12 months or more totaled $10,890,000 with unrealized losses of $110,000. Although the credit quality of the issuer of a floating rate agency preferred stock is not questioned, the interest rate environment has created an other than temporary decline in value of floating rate agency preferred stocks whose fair market value have been lower than its cost basis for over twelve months and therefore a $880,000 other than temporary decline in value charge was taken in December 2003. (See Note 3 to the Financial Statements-Item 8 herein.)

The following table summarizes, as of December 31, 2003, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale (Fair Value):
U.S. Treasury securities	$—	0.00%	$2,148	4.72%	$—	0.00%	$—	0.00%	$2,148	4.72%
U.S. Government agencies asset-backed securities	4	1.54	15	3.22	—	0.00	—	0.00	19	2.85
U.S. Government agencies securities	—	—	45,036	2.81	—	0.00	—	0.00	45,036	2.81
U.S. Government agencies mortgage-backed securities	100	6.76	3,145	4.70	3,995	3.86	26,724	3.49	33,964	4.54
U.S. Government agencies collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	—
Government agencies preferred stock	5,873	3.32	6,251	3.16	—	0.00	—	—	12,124	3.24
Corporate trust preferred securities	—	—	—	—	—	0.00	10,890	2.95	10,890	2.95
Corporate debt securities	—	—	5,945	4.87	—	0.00	—	0.00	5,945	4.87

Total available for sale securities	$5,977	3.38	$62,540	3.20	$3,995	3.86	$37,614	3.34	$110,126	3.28

Held to Maturity (Amortized Cost):
U.S. Government agency securities	1,000	6.02	—	—	—	0.00	—	0.00	1,000	6.02
U.S. Government agencies mortgage-backed securities	—	0.00	—	0.00	—	0.00	8,458	4.54	8,458	4.54
Municipal securities	300	3.54	1,696	4.21	3,488	4.20	448	3.65	5,932	4.13

Total held to maturity	$1,300	5.44	$1,696	4.21	$3,488	4.20	$8,906	4.50	$15,390	4.48

Total investment securities	$7,277	3.75%	$64,236	3.23%	$7,483	4.02%	$46,520	3.56%	$125,516	3.42%

Interest Earning Short-Term Investments

The Company invests its short-term excess available funds in overnight Fed Funds and money market funds. As of December 31, 2003 and 2002, the amounts invested in overnight Fed Funds were $41.6 million, and $35.5 million, respectively. On the same date, the amounts invested in money market funds were $22.4 million and $40.0 million, respectively. The investment in Fed Funds averaged $31.3 million for the year ended December 31, 2003, and $26.8 million for December 31, 2002. Interest earned on these funds averaged 1.16% for the twelve months of 2003, and 1.61% in 2002, respectively. The average investments in money market funds were $26.2 million at the average yield of 1.14% during 2002 and $28.7 million at 1.78% in 2002.

Other Assets

The Company invested in the Federal Home Loan Bank (“FHLB”) stock totaling $2.5 million as of December 31, 2003, and $756,500 as of December 31, 2002. FHLB stock is required in order to utilize a borrowing facility when needed. The Company purchased $1.7 million of additional shares of FHLB stock during 2003 due to the FHLB’s minimum capital stock requirement for its member banks based on the member’s December 31 regulatory financial data and on current advances outstanding.

Other investments, totaling $3.7 million and $3.0 million as of December 31, 2003 and 2002, are comprised of limited partnership interests owned by the Company in affordable housing projects for lower income tenants. Investments in such projects enable the Company to obtain CRA credit and federal and state income tax credits, as previously discussed in “Provision for Income Taxes.” In addition, the Company invested $10.0 million in BOLI in December 2003, to enhance profitability through offsetting employee benefit costs. BOLI is an insurance policy with a single premium paid at policy commencement. Its initial, and cash surrender value is equivalent to the premium paid, and it grows through non-taxable increases in its cash surrender value through interest earned on the policy, net of the cost of insurance plus any death benefits ultimately received by the Company. The cash surrender value of BOLI as of December 31, 2003 was $10.0 million.

Cash on hand and balances due from correspondent banks represent the largest component of the Company’s noninterest earning assets. At December 31, 2003, cash on hand and balances due from correspondent banks represented 7% of total assets as compared with 5% in previous year. This increase was due to a $20.0 million investment in ATM funding program in 2003. The Company recorded $124,000 fee income as a result of this investment in 2003. The outstanding balance of cash and due from banks was $76.9 million and $38.9 million as of December 31, 2003 and 2002, respectively. The ratio of average cash and due from banks to average total assets remained unchanged at 5% for the years ended December 31, 2003 and 2002, respectively. Even though BOLI, the investment in the ATM funding program, and the investment in affordable housing partnerships all enhance profitability, none of them is classified as an interest-earning asset. The Company maintained balances at correspondent banks to cover daily in-clearings and other activities. The average reserve balance requirements were approximately $2.7 million and $2.3 million as of December 31, 2003 and 2002, respectively, most of which were covered by cash on hand and vault cash held, so no additional balances were maintained with Federal Reserve Bank for this purposes.

A significant component of non-earning assets is Premises and Equipment, which is stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related leases, or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense was $1.3 million in 2003 as compared to $1.1 million in 2002. The net book value of the Company’s premises and equipment totaled $11.1 million at December 31, 2003, an increase of $1.1 million compared to $10.0 million at December 31, 2002. This increase was mainly due to the opening of the Fullerton branch and the relocation of the Western office.

All other assets increased by $1.8 million to $5.9 million as of December 31, 2003 compared to $4.2 million at December 31, 2002. The increase principally reflects servicing assets, and the fair value of the interest rate swaps in the amounts of $911,000 and $376,000, respectively.

Deposits

The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. Net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost core deposits, namely noninterest-bearing demand, NOW accounts, savings accounts and money market deposit accounts. Liquidity is impacted by the volatility of deposits or other funding instruments, or in other words their propensity to leave the institution for rate-related or other reasons. Potentially, the most volatile deposits in a financial institution are large certificates of deposits, which generally mean time deposits with balances exceeding $100,000. Because these deposits (particularly when considered together with a customer’s other specific deposits) may exceed FDIC insurance limits, depositors may select shorter maturities to offset perceived risk elements associated with deposits over $100,000.

The Company offers a wide variety of retail deposit account products to both consumer and commercial deposit customers. Time deposits, which are the Company’s highest cost deposits, consisting primarily of retail fixed-rate certificates of deposit, comprised 44% and 42% of the deposit portfolio at December 31, 2003 and 2002, respectively. The ratio of noninterest-bearing deposits to total deposits was 31% and 28% for the years ended December 31, 2003, and 2002, respectively. The ratio of noninterest-bearing deposits to total deposits has increased during these periods, due to the contributions of new branches opened during 2000 through 2003. All other deposits, which include interest-bearing checking accounts (NOW), savings and money market accounts, accounted for the remaining 25% and 29% of the deposit portfolio at December 31, 2003 and 2002, respectively. The change in the deposit mix was due to the decreases in money market and NOW accounts and time certificates of deposits less than $100,000 to 18% and 9% in 2003 from 23% and 12% of total deposits in 2002.

The decrease in money market and NOW accounts in 2003 was largely due to the $26.2 million decrease in individual money market accounts, partially offset by an $11.7 million increase in business money market accounts.

Deposits totaled $867.9 million at December 31, 2003 as compared to $727.0 million as of December 31, 2002 reflecting an increase of $140.8 million or 19% for the twelve months of 2003. Growth in deposits was largely attributable to the expansion of the branch network and the continued promotion efforts of the deposit products. Deposits gathered from five new branches opened in 2001 were $237.1 million from their inception.

The Company can deter, to some extent using wholesale funding sources, the rate hunting customers who demand high rate CDs because of local market competition. In 2003, the Company replaced some high cost deposits with lower cost deposits generated by branches and low cost deposits from the State of California. The Company is currently not accepting any new brokered deposits. However, the Company may accept additional brokered deposits, if and when the Company can get benefits from the brokered deposits in the future. Total brokered CDs were $1.6 million and $13.6 million as of December 31, 2003 and 2002, respectively with the maturities ranging from six to eleven month and six to 36 months, respectively.

The Company increased its time certificate of deposit from the State of California to $60.0 million as of December 31, 2003, from 10.0 million at December 31, 2002. The deposit has been renewed every 3 to 6 months. The cost of the deposit was 1.06% and 1.96% as of December 31, 2003 and 2002, respectively.

Time deposits of $100,000 or more totaled $306.2 million and $219.1 million, accounting for 35% and 30%, respectively of the deposit portfolio at December 31, 2003 and 2002, respectively. These accounts, consisting primarily of consumer deposits and deposit from the State of California, had a weighted average interest rate of 2.15% and 2.64% at December 31, 2003 and 2002, respectively. The following table provides the remaining maturities of the Company’s time deposits in denominations of $100,000 or greater as of December 31, 2003 and 2002:

Maturity of Time Deposits of $100,000 or more

(Dollars in thousands)	December 31, 2003	December 31, 2002
Three months or less	$184,439	$100,972
Over three months through six months	$77,390	$72,117
Over six months through twelve months	$41,555	$41,608
Over twelve months	$2,826	$4,388

Total	$306,210	$219,085

The Company’s average deposit cost decreased to 2.02% during 2003 from 2.59% in 2002. The significant decline in market rates is due to the 25 basis point decrease in the short-term rate set by the Federal Reserve Board in June 2003, and the shift in the deposit mix from high cost deposits to lower cost deposits generated by the branches during 2003.

Information concerning the average balance and average rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield table in the previous section entitled “Results of Operations- Net Interest Margin”.

Other Borrowed Funds

The Company borrows funds from the Federal Home Loan Bank and from Treasury, Tax, and Loan Investment Program, which is administered by the Federal Reserve Bank. Borrowed funds totaled to $50.7 million in December 31, 2003 as compared to $17.6 million at December 31, 2002. Interest expense on total borrowed funds was $491,000 in 2003 and $217,000 in 2002, reflecting average interest rates of 3.20% and 3.25%, respectively.

The U.S. economy is currently under a low interest rate environment, and Management sees some merit in wholesale funding sources, to extend liability durations at reasonable costs, utilizing mostly short-term Federal Home Loan Bank advances. As of December 31, 2003, the Company borrowed $50.3 million as compared to $14.9 million in 2002 from the Federal Home Loan Bank of San Francisco with note terms from 1 year to 15 years. $42.7 million or 85% of current FHLB advances are short-term. Notes of 10-year and 15-year terms are amortizing at the predetermined schedules over the life of the notes. The Company has pledged commercial real estate loans secured by first trust deed with a total carrying value of $91.0 million and government agencies and mortgage-backed securities with a total carrying value of $17.0 million at December 31, 2003 and 2002. Total interest expense on the notes was $480,000 and $198,000 for the years ended December 31, 2003 and 2002, reflecting average interest rates of 3.34% and 3.34%, respectively. No borrowings were outstanding at December 31, 2001.

Borrowings obtained from the Treasury, Tax, and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of none at December 31, 2003 and $3.2 million (available for sale at fair market value of $2.2 million and held to maturity at amortized cost of $1.0 million) at December 31, 2002, as collateral to participate in the program. The total borrowed amount under the program, outstanding at December 31, 2003 and 2002 was $0 and $2.2 million, respectively. Interest expense on notes was $10,600, $20,000, and $43,000 for the years ended December 31, 2003, 2002 and 2001, respectively, reflecting average interest rates of 0.93%, 1.67% and 3.28% respectively. In addition, the Company had customer deposits for tax payments amounted to $322,000 and $465,000 at December 31, 2003 and 2002, respectively.

In addition, the issuance of long-term subordinated debenture at the end of 2003 of $18.0 million in “pass-through” trust preferred securities created another source of funding. (See Note 11 to the Financial Statements-Item 8 herein)

Contractual Obligations

The following table presents, as of December 31, 2003, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
	(Dollars in Thousands)
Debt obligations	$43,022	$—	$4,000	$22,206	$69,228
Operating lease obligations	1,107	1,532	692	960	4,291

Total contractual obligations	$44,129	$1,532	$4,692	$23,166	$73,519

Commitments, Guarantees and Contingencies

The Company may also have liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of significant contractual arrangements under which the Company may be held contingently liable, including guarantee arrangements, is included in Note 12—“Commitments and Contingencies” and Note 16—“Financial Instruments with Off-Balance Sheet Risk” to the Consolidated Financial Statements (Item 8 herein).

Impact of Inflation

The primary impact of inflation on the Company is its effect on interest rates. Our primary source of income is net interest income, which is affected by changes in interest rates. We attempt to limit the impact of inflation on our net interest margin through the management of rate-sensitive assets and liabilities and the analysis of interest rate sensitivity. The effect of inflation on premises and equipment as well as non-interest expenses has not been significant for the periods covered in this Annual Report.

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

Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. The Company actively monitors its assets and liabilities to mitigate risks associated with interest rate movements. In general, the Management’s strategy is to match asset and liability balances within maturity categories to limit the Company’s exposure to earnings fluctuations and variations in the value of assets and liabilities as interest rates change over time. The Company’s strategy for asset and liability management is formulated and monitored by the Company’s Board Committee. This Board Committee is composed of four outside directors and the President. The Chief Financial Officer serves as secretary of the Committee. The Board Committee meets quarterly to review and adopt recommendations of the Asset/Liability Management Committee.

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

The Asset/Liability Management Committee meets regularly to review, among other matters, the sensitivity of the Company’s assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, and maturities of investments and borrowings. The Asset/Liability Management Committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition, and reports regularly to the Board Committee and the Board of Directors.

Interest Rate Risk

Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change. In general, the interest that the Company earns on its assets and pays on its liabilities are established contractually for specified period of time. Market interest rates change over time and if a financial institution cannot quickly adapt to changes in interest rates, it may be exposed to volatility in earnings. For instance, if the Company was to fund long-term fixed rate assets with short-term variable rate deposits, and interest rates were to rise over the term of the assets, the short-term variable deposits would rise in cost, adversely affecting net interest income. Similar risks exist when rate sensitive assets (for example, prime rate based loans) are funded by longer-term fixed rate liabilities in a falling interest rate environment.

In order to monitor and manage interest rate risk, Management utilizes quarterly gap analysis and quarterly simulation modeling as a tool to determine the sensitivity of net interest income and economic value sensitivity of the statements of financial condition. These techniques are complementary and both are used to provide a more accurate measurement of interest rate risk.

Gap analysis measures the repricing mismatches between assets and liabilities. The interest rate sensitivity gap is determined by subtracting the amount of liabilities from the amount of assets that reprice during a particular time interval. A liability sensitive position results when more liabilities than assets reprice or mature within a given period. Conversely, an asset sensitive position results when more assets than liabilities reprice within a given period. As of December 31, 2003, the Company was asset sensitive with a positive one-year gap of $111.5 million or 10.9% of total assets and 12.1% of earning assets. As the Company’s assets tend to reprice more frequently than its liabilities over a one-year horizon, the Company will realize higher net interest income in a rising rate environment and lower net interest income in a falling rate environment.

The following table sets forth the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2003 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis

	As of December 31, 2003 Amounts Subject to Repricing Within
	0-3 Months	3-12 Months	1-5 Years	After 5 Years	Non Sensitive	Total
	(Dollars in thousands)
Assets
Cash	$—	$—	$—	$—	$76,926	$76,926
Federal fund sold	41,635	—	—	—	—	41,635
Money market funds and interest-bearing deposits in other	22,400	—	—	—	—	22,400
Investment securities	21,885	40,161	58,437	5,033	—	125,516
FHLB and other equity bank stock			2,578			2,578
Loans	646,826	39,425	35,728	3,833	—	725,812
Loan loss reserve	—	—	—	—	(8,804)	(8,804)
Cash surrender value of life insurance	—	10,034	—	—	—	10,034
Other assets	—	—	—	—	31,269	31,269

Total assets	$732,746	$89,620	$96,743	$8,866	$99,391	$1,027,366

Liabilities
Deposits:
Demand deposit	134,267	—	134,267	—	—	268,534
Interest-bearing:
Savings deposits	—	—	49,002	12,249	—	61,251
Time deposits of $100,000 or more	185,325	118,144	2,741	—	—	306,210
Other time deposit	32,889	40,290	1,707	56	—	74,942
Money market and NOW accounts	53,131	—	83,037	20,760	—	156,928
Accrued interest payable	—	—	—	—	2,431	2,431
Acceptances outstanding	—	—	—	—	4,492	4,492
Other borrowed funds	41,086	2,199	5,205	2,181	—	50,671
Long-term subordinated debenture	18,557	—	—	—	—	18,557
Other liabilities	—	—	—	—	5,089	5,089

Total liabilities	$465,255	$160,633	$275,959	$35,246	$12,012	$949,105

Shareholders’ equity	—	—	—	—	78,261	78,261

Total liabilities & shareholders’ equity	$465,255	$160,633	$275,959	$35,246	$90,273	$1,027,366

Interest rate swap	(85,000)		85,000

Period repricing gap	182,491	(71,013)	(94,216)	(26,380)
Cumulative repricing gap	182,491	111,478	17,262	(9,118)
as % of total assets	17.77%	10.85%	1.68%	(0.89)%
as % of earning assets	19.88%	12.14%	1.88%	(0.99)%

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

The following table sets forth, as of December 31, 2003, the estimated impact of changes on the Company’s net interest income over a twelve-month period and NPV, assuming a parallel shift of 100 to 300 basis points in both directions.

Change (In Basis Points)	Net Interest Income (Next twelve months)	% Change	Net Portfolio Value (NPV)	% Change
(Dollars in thousands)
+300	$41,850	14.79%	$74,850	-13.20%
+200	$38,709	6.17%	$78,445	-8.70%
+100	$37,671	3.32%	$81,009	-5.72%
Level	$36,459	0.00%	$85,924	0.00%
-100	$34,766	-4.64%	$87,952	2.36%
-200	$32,590	-10.61%	$90,883	5.77%
-300	$28,129	-22.85%	$92,648	7.62%

As previously indicated, net income increases (decreases) as market interest rates rise (fall), since the Company is asset sensitive. The NPV decreases (increases), as the rate rises (falls), since the NPV has a negative convexity (reverse relationship) with the discount rate. As above table indicates, 300 basis points drop in rates impacts net interest income by $8.3 million or 23% decrease, whereas rate increase of 300 basis points impacts net interest income by only $5.4 million or 15% increase. Since average cost on interest-bearing liabilities was 2.05% at December 31,2003, the effect of 300 basis points drop in rates on interest-bearing liabilities is protected even without a floor, but there may be almost full 300 basis points drop in the yield of interest-earning assets.

All interest-earning assets and interest-bearing liabilities and related derivative contracts are included in the rate sensitivity analysis at December 31, 2003. At December 31, 2003, the Company’s estimated changes in net interest income and NPV was within the ranges established by the Board of Directors.

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

Derivatives

The Company’s historical strategies in protecting both net interest income and the economic value of equity from significant movements in interest rates have involved using various methods of assessing existing and future interest rate risk exposure and diversifying and restructuring its investment portfolio accordingly. The Company may use off-balance sheet instruments, such as interest rate swaps, as part of its overall goal of minimizing the impact of interest rate fluctuations on the Company’s net interest margin and its shareholders’ equity. In late 2001 and during 2002, the Company entered into four interest rate swaps for total notional amount of $110 million to hedge the interest rate risk associated with the cash flows of specifically identified variable-rate loans. One interest rate swap was terminated partially in the notional amount of $25 million, from the original contract entered in October 2001 with a notional value of $45 million, and replaced during August 2002 at the same notional amount, but with a 3 years extended maturity to August 2006 and receiving a fixed rate of $6.25%. The Company recorded a deferred gain of $201,000 from the termination of the partial notional value of a swap, and is recognizing the gain over the remaining term of the interest rate swap agreement which terminated in October 2003 as yield adjustment of the underlying loans. The remaining notional amount of the $20 million swap from the original $45 million matured on October 2003. To replace a maturing interest rate swap with a notional value of $20 million on October 30, 2003, the Company entered into a new interest rate swap receiving a fixed rate stream of 6.25% and paying prime with a 4-year term.

The following table provides information as of December 31, 2003, on Company’s outstanding derivatives

Description	Notional Value	Period	Fixed Receiving Rate	Floating Paying Rate
(Dollars in thousands)
Interest Rate Swap I	$20,000	05/02-05/05	6.89%	WSJ Prime*
Interest Rate Swap II	$25,000	08/02-08/06	6.25%	WSJ Prime*
Interest Rate Swap III	$20,000	12/02-12/05	5.51%	WSJ Prime*
Interest Rate Swap IV	$20,000	08/03-08/07	6.25%	WSJ Prime*

(*)	At December 31, 2003, the Wall Street Journal published Prime Rate was 4.00 percent.

Net interest income of $1,946,000 and $924,000 were recorded for the years ended December 31, 2003, and 2002, respectively. At December 31, 2003, the fair value of the interest rate swaps was at a favorable position of $1,113,000 net of tax of $808,000, as compared to favorable position of $895,000, net of tax of $649,000 and is included in accumulated other comprehensive income. At December 31, 2003 and 2002, the related asset on the interest rate swap of $1,921,000 and $1,544,000 was included in other assets. The Company’s policies also permit the purchase of rate caps and floors, although the Company has not yet engaged in these activities.

Liquidity

Liquidity is the Company’s ability to maintain sufficient cash flow to meet deposit withdrawals and loan demands and to take advantage of investment opportunities as they arise. The Company’s principal sources of liquidity have been growth in deposits, proceeds from the maturity of securities, and prepayments from loans. To supplement its primary sources of liquidity, the Company maintains contingent funding sources, which include a borrowing capacity of up to 25% of total assets upon providing collateral with the Federal Home Loan Bank of San Francisco, access to the discount window of the Federal Reserve Bank of San Francisco, a deposit facility with the California State Treasurers office up to 50% of total equity with collateral pledging, and unsecured Fed funds lines with correspondent banks.

As of December 31, 2003, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities was 22%. Total available liquidity as of that date was $185.2 million, consisting of excessive cash holdings or balances in due from banks, overnight fed funds sold, money market funds and uncollateralized securities. It is the Company’s policy to maintain a minimum liquidity ratio of at least 20%. The Company’s net non-core fund dependence ratio was 32% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $40 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The net non-core fund dependence ratio was 29% with the assumption of $40 million as stable and core fund sources and certain portion of MMDA as volatile. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by the long-term assets.

Capital Resources

Shareholders’ equity as of December 31, 2003 was $78.3 million, compared to $65.2 million as of December 31, 2002. The primary sources of increases in capital have been retained earnings and proceeds and tax benefits from the exercise of employee and/or director stock options. The Company did, however, issue $18 million in Trust Preferred Securities in 2003 through its wholly owned subsidiary, Center Capital Trust I. The proceeds of this issuance are considered to be Tier 1 capital for regulatory purposes but long-term debt in accordance with generally accepted accounting principles. However, no assurance can be given that the Trust Preferred Securities will continue to be treated as Tier 1 capital in the future. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale and appreciation of fair value of interest rate swaps for hedging of certain prime rate based loans. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company is financially sound and able to support its growth from its retained earnings. Since inception, the Company has been reinvesting its earnings into its capital in order to support the Company’s continuous growth through the payment of stock rather than cash dividends. Beginning in October 2003 Center Financial commenced a new dividend policy of paying quarterly cash dividends to its shareholders. In accordance with this policy, the Company paid a cash dividend of 8 cents per share in October 2003, for a total of $641,000. The Company plans to continue to pay quarterly cash dividends in the future, provided that such dividends allow the Company to continue to meet regulatory capital requirements and are not overly restrictive to its growth capacity. However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividend.

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose Tier I risk based capital ratio, total risk based capital ratio and leverage ratio meet or exceed 6%, 10%, and 5%, respectively, are deemed to be “well-capitalized.” As of December 31, 2003, all of the Company’s capital ratios were well above the minimum regulatory requirements for a “well-capitalized” institution.

The following table compares the Company’s and the Bank’s actual capital ratios at December 31, 2003 and 2002, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Risk Based Ratios
2003
Total Capital (to Risk-Weighted Assets)	12.67%	12.62%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	11.56%	11.50%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	10.69%	10.63%	4.00%	5.00%

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Risk Based Ratios
2002
Total Capital (to Risk-Weighted Assets)	11.44%	11.42%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	10.34%	10.31%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	9.48%	9.45%	4.00%	5.00%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk called for by Item 305 of Regulation S-K is included as part of Item 7 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk/Asset Liability Management”.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following financial statements and independent auditors’ reports are included herein:

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Center Financial Corporation

Los Angeles, California

We have audited the accompanying consolidated statements of financial condition of Center Financial Corporation as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of Center Financial Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Center Financial Corporation as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 26, 2004

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2003 AND 2002

	2003	2002
	(Dollars in thousands)
ASSETS:
Cash and due from banks	$76,926	$38,877
Federal funds sold	41,635	35,500
Money market funds and interest-bearing deposits in other banks	22,400	40,000

Cash and cash equivalents	140,961	114,377

Securities available for sale, at fair value	110,126	140,998
Securities held to maturity, at amortized cost (fair value of $15,656 as of December 31, 2003 and $16,289 as of December 31, 2002)	15,390	15,741
Federal Home Loan Bank and other equity stock, at cost	2,578	817
Loans, net of allowance for loan losses of $8,804 as for December 31, 2003 and $6,760 as of December 31, 2002	692,154	508,967
Loans held for sale, at the lower of cost or market	24,854	12,250
Premises and equipment, net	11,063	9,988
Customers’ liability on acceptances	4,492	4,257
Accrued interest receivable	3,085	3,269
Deferred income taxes, net	3,033	824
Investments in affordable housing partnerships	3,665	2,982
Cash surrender value of life insurance	10,034	—
Other assets	5,931	4,154

TOTAL	$1,027,366	$818,624

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	268,534	207,092
Interest-bearing	599,331	519,928

Total deposits	867,865	727,020
Acceptances outstanding	4,492	4,257
Accrued interest payable	2,431	2,576
Other borrowed funds	50,671	17,565
Long-term subordinated debenture	18,557	—
Accrued expenses and other liabilities	5,089	2,000

Total liabilities	949,105	753,418
COMMITMENTS AND CONTINGENCIES (Notes 12, 16,17)
SHAREHOLDERS’ EQUITY
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 40,0000,000* shares; issued and outstanding, 16,048,520* as of December 31, 2003 and 14,245,224* as of December 31, 2002	63,438	51,831
Retained earnings	14,186	11,704
Accumulated other comprehensive income, net of tax	637	1,671

Total shareholders’ equity	78,261	65,206

TOTAL	$1,027,366	$818,624

*	As adjusted to reflect the two-for-one stock split effective February 17, 2004.

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
	(Dollars in thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$38,271	$30,711	$29,670
Interest on federal funds sold	363	431	1,147
Interest on taxable investment securities	3,955	4,985	4,508
Interest on tax-advantaged investment securities	730	843	640
Dividends on equity stock	41	25	63
Money market funds and interest-earning deposits	298	512	95

Total interest and dividend income	43,658	37,507	36,123

INTEREST EXPENSE:
Interest on deposits	11,148	10,827	13,706
Interest on borrowed funds	491	217	43
Interest on long-term subordinated debenture	4	—	—

Total Interest expense	11,643	11,044	13,749

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	32,015	26,463	22,374
PROVISION FOR LOAN LOSSES	2,000	2,100	1,200

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	30,015	24,363	21,174

NONINTEREST INCOME:
Customer service fees	7,164	6,147	5,517
Fee income from trade finance transactions	2,689	2,819	2,923
Wire transfer fees	698	606	473
Gain on sale of loans	2,681	1,300	525
Net gain on sale of securities available for sale	330	171	197
Gain on sale of premises and equipment	—	738	—
Loan service fees	1,296	945	576
Other income	1,694	1,062	475

Total noninterest income	16,552	13,788	10,686

NONINTEREST EXPENSE:
Salaries and employee benefits	13,458	12,294	10,980
Occupancy	1,998	1,739	1,437
Furniture, fixtures, and equipment	1,321	1,050	803
Net other real estate owned (income) expense	—	(98)	(191)
Data processing	1,613	1,650	1,348
Professional service fees	2,204	1,375	1,040
Business promotion and advertising	1,795	1,553	1,122
Stationary and supplies	586	420	417
Telecommunications	462	455	449
Postage and courier service	545	485	429
Security service	573	576	524
Other operating expenses	3,664	1,846	1,396

Total noninterest expense	28,219	23,345	19,754

INCOME BEFORE INCOME TAX PROVISION	18,348	14,806	12,106
INCOME TAX PROVISION	6,696	5,459	4,346

NET INCOME	$11,652	$9,347	$7,760

EARNINGS PER SHARE:*
Basic	$0.74	$0.63	$0.54

Diluted	$0.72	$0.61	$0.52

*	As adjusted to reflect the two-for-one stock split effective February 17, 2004

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
	(Dollar in thousands)
BALANCE, JANUARY 1, 2001	10,544	$33,162	$9,756	$(9)	$42,909
Comprehensive income
Net income			7,760		7,760
Other comprehensive income
Change in unrealized gain (loss), net of tax expense (benefit) of $93 and ($80) on:
Securities available for sale				129
Interest rate swap				(112)	17

Comprehensive income					7,777

Stock options exercised	288	706			706
Stock dividend	1,376	7,416	(7,416)
Cash paid for fractional shares	—	—	(2)	—	(2)

BALANCE, DECEMBER 31, 2001	12,208	41,284	10,098	8	51,390
Comprehensive income
Net income			9,347		9,347
Other comprehensive income
Change in unrealized gain, net of tax expense of $476 and $730 on:
Securities available for sale				657
Interest rate swap				1,006	1,663

Comprehensive income					11,010

Stock options exercised	692	1,730			1,730
Tax benefit from stock options exercised		1,077			1,077
Stock dividend	1,346	7,740	(7,740)
Cash paid for fractional shares	—	—	(1)	—	(1)

BALANCE, DECEMBER 31, 2002	14,246	51,831	11,704	1,671	65,206
Comprehensive income
Net income			11,652		11,652
Other comprehensive income
Change in unrealized gain, net of tax (benefit) expense of ($909) and $158 on:
Securities available for sale				(1,253)
Interest rate swap				219	(1,034)

Comprehensive income					10,618

Stock options exercised	652	1,836			1,836
Tax benefit from stock options exercised		1,245			1,245
Stock dividend	1,150	8,526	(8,526)
Cash dividend ($0.08 per share)			(641)		(641)
Cash paid for fractional shares	—	—	(3)	—	(3)

BALANCE, DECEMBER 31, 2003	16,048	$63,438	$14,186	$637	$78,261

(Continued)

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
	(Dollars in thousands)
Disclosures of reclassification amounts for the years ended December 31:
Unrealized (loss) gain on securities available for sale:
Unrealized holding (loss) gain arising during period, net of tax (benefit) expense of $(770) in 2003, $548 in 2002, and $164 in 2001	$(1,062)	$756	$255
Less reclassification adjustments for gain included in net income, net of tax expense of $139 in 2003, $72 in 2002 and $71 in 2001	(191)	(99)	(126)

Net change in unrealized (loss) gain securities available for sale, net of tax (benefit) expense of $(909) in 2003, $476 in 2002, and $93 in 2001	(1,253)	657	129
Unrealized gain (loss) on interest rate swap:
Unrealized holding gain arising during period, net of tax expense (benefit) of $226 in 2003, $753 in 2002 and ($80) in 2001	312	1,037	(112)
Less reclassification adjustments for gain included in net income, net of tax expense of $68 in 2003 and $23 in 2002	(93)	(31)	—

Net change in unrealized gain (loss) on interest rate swap, net of tax expense (benefit) of $158 in 2003, $730 in 2002 and ($80) in 2001	219	1,006	(112)

Change in unrealized gain on securities available for sale and interest rate swap, net of tax	$(1,034)	$1,663	$17

(Concluded)

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,652	$9,347	$7,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,295	1,109	885
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	1,204	807	304
Provision for loan losses	2,000	2,100	1,200
Impairment of securities available for sale	880	—	—
Net loss (gain) on sale of premises and equipment	61	(738)	—
Net gain on sale of securities available for sale	(330)	(171)	(197)
Originations of SBA loans held for sale	(12,641)	(16,210)	—
Gain on sale of SBA loans	(2,681)	(1,300)	(525)
Proceeds from sale of SBA loans	56,598	27,099	17,506
Net gain on sale of other real estate owned	—	(85)	(194)
Deferred tax (benefit) provision	(1,459)	(408)	206
Federal Home Loan Bank stock dividend	(37)	(121)	(8)
Decrease (increase) in accrued interest receivable	150	(519)	(198)
(Increase) decrease in other assets	(843)	(1,073)	640
Decrease in accrued interest payable	(145)	(738)	(85)
Increase in accrued expenses and other liabilities	4,334	1,442	816

Net cash provided by operating activities	60,038	20,541	28,110

CASH FLOW FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing deposits in other banks	—	200	—
Purchase of securities available for sale	(41,762)	(98,956)	(86,146)
Proceeds from principal repayment, matured, or called securities available for sale	58,376	48,970	29,520
Proceeds from sale of securities available for sale	10,330	4,015	7,491
Purchase of securities held to maturity	(9,173)	(829)	(3,215)
Proceeds from matured, called or principal repayment on securities held to maturity	9,537	2	22,482
Purchase of Federal Home Loan Bank and other equity stock	(1,724)	(534)	(300)
Proceeds from redemptions of Federal Home Loan Bank and other equity stocks	—	—	1,222
Net increase in loans	(240,365)	(161,197)	(89,306)
Proceeds from recoveries of loans previously charged-off	1,298	817	781
Purchases of premises and equipment	(2,431)	(4,763)	(3,040)
Proceeds from disposal of equipment	—	3,325	—
Proceeds from sale of other real estate owned	—	278	444
Net increase in investments in affordable housing partnerships	(683)	(303)	(1,655)
Purchase of bank-owned life insurance	(10,000)	—	—

Net cash used in investing activities	(226,597)	(208,975)	(121,722)

(Continued)

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

FOR THE THREE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
	(Dollars in thousands)
CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits	$140,845	$201,650	$127,878
Net increase (decrease) in other borrowed funds	33,106	17,241	(649)
Proceeds from issuance of long-term subordinate debentures	18,000	—	—
Proceeds from stock options exercised	1,836	1,730	706
Payment of cash dividend	(641)	—	—
Stock dividend paid in cash for fractional shares	(3)	(1)	(2)

Net cash provided by financing activities	193,143	220,620	127,933

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,584	32,186	34,321
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$114,377	$82,191	$47,870

CASH AND CASH EQUIVALENTS, END OF YEAR	$140,961	$114,377	$82,191

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$11,788	$11,782	$13,834
Income taxes paid	$6,682	$6,232	$3,400
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$—	$—	$2,268
Loans made to facilitate the sale of other real estate owned	$—	$480	$1,344
Transfer of retained earnings to common stock for stock dividend	$8,526	$7,740	$7,416

(Concluded)

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE BUSINESS OF CENTER FINANCIAL CORPORATION

Center Financial Corporation (“Center Financial”) was incorporated on April 19, 2000 as a California corporation initially under the name of “Center Financial Services” to be a subsidiary of Center Bank (the “Bank”), and was subsequently renamed Center Financial Corporation to become the bank holding company for the Bank. Center Financial acquired all of the issued and outstanding shares of the Bank in October 2002. Currently, Center Financial’s subsidiaries include the Bank and Center Capital Trust I and Center Financial exists primarily for the purpose of holding the stock of the Bank and of other subsidiaries. Center Financial, the Bank, and the subsidiary of the Bank (“CB Capital Trust”) discussed below, are collectively referred to herein as the “Company.”

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters is located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank is a community bank providing comprehensive financial services for small to medium sized business owners, mostly in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is the greater Los Angeles metropolitan area, including Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has thirteen full-service branch offices located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all 13 branches as de novo branches. The new Fullerton Branch opened in July 2003, in the Buena Park area, where the Korean-American population is rapidly growing. The Bank also operates five Loan Production Offices (“LPO’s”) in Phoenix, Seattle, Denver, Washington D.C. and Las Vegas. The Company opened its fifth LPO in Nevada in October 2003.

Additionally, CB Capital Trust, a Maryland real estate investment trust, was formed as a subsidiary of the Bank in August 2002 with the primary business purpose of investing in the Bank’s real estate-related assets, which Management believes should raise capital and increase Company’s total capital although no assurance can be given that this result will occur. CB Capital Trust was capitalized in September 2002, whereby the Bank exchanged real estate related assets for 100% of the common stock of CB Capital Trust.

In December 2003, the Company formed a wholly-owned subsidiary, Center Capital Trust I, a Delaware statutory business trust, for the exclusive purpose of issuing and selling trust preferred securities.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Center Financial, the Bank, and CB Capital Trust. Intercompany transactions and accounts have been eliminated in consolidation. Center Capital Trust I is not consolidated as described in Note 11.

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is required to maintain minimum reserve balances in cash with the Federal Reserve Bank. The average reserve balance requirement was approximately $2,659,000 and $2,261,000 as of December 31, 2003 and 2002, respectively.

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

Federal Home Loan Bank and Other Equity Stock

As a member of the Federal Home Loan Bank (“FHLB”) of San Francisco, the Company is required to own common stock in the FHLB based upon the Company’s balance of residential mortgage loans, mortgage-backed securities, and outstanding advances. The Company’s investment in FHLB stock totaled $2,518,000 and

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$757,000 as of December 31, 2003 and 2002, respectively. In addition, the Company invested $60,000 in Pacific Coast Bankers’ Bank stock at December 31, 2003 and 2002. The instruments are carried at cost in the statements of financial condition.

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

Servicing assets are recognized when loans are sold with servicing retained. The servicing asset is included in other assets in the accompanying consolidated statements of financial condition and is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, using a discount rate of the related note rate plus 2 percent. The servicing asset is amortized in proportion to and over the period of estimated servicing income. Management periodically evaluates the servicing asset for impairment, which is the carrying amount of the servicing asset in excess of the related fair value. The fair value of servicing assets is determined using a weighted average discount rate of 7.22 percent and prepayment speed of 17.1 percent at December 31, 2003. Impairment, if it occurs, is recognized in a valuation allowance in the period of impairment.

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long Term Subordinated Debenture—

The Company established Center Capital Trust I in December 2003 (the “Trust”) as a statutory business trust, which is wholly owned subsidiaries of the Company. In the private placement transaction, the Trusts issued $18 million of floating rate (3-month LIBOR plus 2.85%) capital securities representing undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I Capital for regulatory purposes. Effective December 31, 2003, as a consequence of adopting the provisions of FIN No. 46, the Trust is no longer being consolidated into the accounts of the Company. Long term subordinated debt represents liabilities of the Company to the Trust.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In accordance with these accounting standards, the Company has identified certain variable-rate loans as a source of interest rate risk to be hedged in connection with the Company’s overall asset-liability management process. As these loans have contractually variable rates, there is a risk of fluctuation in interest income as interest rates rise and fall in future periods. In response to this identified risk, the Company uses interest rate swaps as a cash flow hedge to hedge the interest rate risk associated with the cash flows of the specifically identified variable-rate loans. To qualify for hedge accounting, the Company must demonstrate that at the inception of the hedge and on an on-going basis that the changes in the fair value of the hedging instrument is expected to be perfectly effective in offsetting related changes in the cash flows of the hedged loans due to the matched terms in both the interest rate swap and the hedged loans. Accordingly, the accumulated change in the fair value of the cash flow hedge is recorded in a separate component of shareholders’ equity, net of tax, while the ineffective portions are recognized in earnings immediately. Revenues or expenses associated with the interest rate swap are accounted for on an accrual basis and are recognized as adjustments to interest income on loans, based on the interest rates currently in effect for the interest rate swap agreement. Gain from termination of the partial notional value of interest swap is recognized over the remaining term of the swap agreement as a yield adjustment of underlying loans.

Stock-Based Compensation

The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based employee compensation plans. The standards include the recognition of compensation expense over the vesting period of the fair value of stock-based awards on the date of grant. SFAS No. 123 permits entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provide only the pro forma net income and pro forma net earnings per share disclosures as if the fair-value based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense for fixed options would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 in accounting for its stock option plan and provide the pro forma disclosure requirements of SFAS No. 123 in the footnotes to its consolidated financial statements.

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

	For the Years Ended December 31,
	2003	2002	2001
Net income, as reported	$11,652	$9,347	$7,760
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(271)	(203)	(223)

Proforma net income	$11,381	$9,144	$7,537

Earning per share:
Basic—as reported	$0.74	$0.63	$0.54
Basic—pro forma	$0.73	$0.61	$0.52
Diluted—as reported	$0.72	$0.61	$0.52
Diluted—pro forma	$0.70	$0.60	$0.51

Earnings per Share

Basic earnings per share (“EPS”) exclude dilution and are computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Stock Split

On January 30, 2004, the Company’s Board of Directors approved a two-for-one stock split. All share and per share amounts included in the accompanying consolidated financial statements and footnotes have been restated to reflect the stock split.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46, which was revised in December 2003, requires that variable interest entities be consolidated by a company if that company is subject to a majority of expected loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s expected residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 applied immediately to variable interest entities created

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

after January 31, 2003. The consolidation requirements applied to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after December 15, 2003. The Company adopted the consolidation requirements of FIN No. 46 effective December 31, 2003. The adoption did not have a material impact on its results of operations, financial position or cash flows. However, as previously mentioned, the adoption of FIN No. 46 did result in the reclassification of certain liabilities due to the deconsolidation of statutory business trusts previously consolidated by the Company.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. Specifically, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FIN No. 45, and (4) amends certain other existing pronouncements. Such changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. The adoption of this standard did not have material impact on the Company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public companies at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Management does not expect the adoption of this statement to have a material impact on the Company’s financial position, results of operations, or cash flows.

Reclassifications

Certain reclassifications were made to the prior year consolidated financial statements to conform to the current year presentation.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. INVESTMENT SECURITIES

The following is a summary of the investment securities at December 31:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
2003
Available for sale:
U.S. Treasury securities	$2,051	$97	$—	$2,148
U.S. Government agencies asset-backed securities	19	—	—	19
U.S. Government agencies securities	45,595	76	(635)	45,036
U.S. Government agencies mortgage-backed securities	33,898	259	(193)	33,964
U.S. Government agencies collateralized mortgage obligations	—	—	—	—
Government agencies preferred stock	12,680	—	(556)	12,124
Corporate trust preferred securities	11,000	—	(110)	10,890
Corporate debt securities	5,705	240	—	5,945

Total	$110,948	$672	$(1,494)	$110,126

Held to maturity:
U.S. Government agency securities	$1,000	$12	$—	$1,012
U.S. Government agencies mortgage-backed securities	8,458	—	(5)	8,453
Municipal securities	5,932	259	—	6,191

Total	$15,390	$271	$(5)	$15,656

2002
Available for sale:
U.S. Treasury securities	$2,088	$137	$—	$2,225
U.S. Government agencies asset-backed securities	34	—	—	34
U.S. Government agencies securities	22,611	423	—	23,034
U.S. Government agencies mortgage-backed securities	77,679	772	(36)	78,415
U.S. Government agencies collateralized mortgage obligations	6,097	51	—	6,148
Government agencies preferred stock	13,623	99	(198)	13,524
Corporate trust preferred securities	11,000	—	(110)	10,890
Corporate debt securities	6,527	213	(12)	6,728

Total	$139,659	$1,695	$(356)	$140,998

Held to maturity:
U.S. Government agency securities	$9,000	$305	$—	$9,305
U.S. Government agencies mortgage-backed securities	419	11		430
Municipal securities	6,322	233	(1)	6,554

Total	$15,741	$549	$(1)	$16,289

Accrued interest and dividends receivable on investment securities totaled $679,000 and $1,077,000 at December 31, 2003 and 2002, respectively. For the years ended December 31, 2003, 2002, and 2001, proceeds from sales of securities available for sale amounted to $10,330,000, $4,015,000 and $7,491,000, respectively with gross realized gain of $330,000, $171,000 and $197,000 respectively.

The amortized cost and estimated fair value of investment securities at December 31, 2003, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contractual maturities through 2035, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Also, the U.S. government agencies, which issued preferred stock with no maturity have the right to call these obligations at par.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Within 1 year	$—	$—	$1,300	$1,315
Over 1 year through 5 years	53,351	53,129	1,697	1,814
Over 5 years through 10 years	—	—	3,487	3,626
Over 10 years	11,000	10,890	448	448

	64,351	64,019	6,932	7,203
Mortgage-backed securities and collateralized mortgage obligations	33,898	33,964	8,458	8,453
Asset-backed securities	19	19	—	—
U.S. Government agencies preferred stock	12,680	12,124	—	—

Total	$110,948	$110,126	$15,390	$15,656

U.S government agencies, U.S. Treasury, and mortgage-backed securities with a total carrying value of $81,541,000 (available for sale at fair market value of $81,125,000 and held to maturity at amortized cost of $416,000) and $38,126,000 (available for sale at fair market value of $29,126,000 and held to maturity at amortized cost of $9,000,000), respectively, were pledged to secure a deposit from the State of California, borrowing lines, and interest rate swap agreements, or were pledged for other purposes as required and permitted by law as of December 31, 2003 and December 31, 2002, respectively.

The following table shows the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Government agencies securities	$31,351	$(635)	—	—	$31,351	$(635)
U.S. Government agencies mortgage-backed securities	14,192	(198)	—	—	14,192	(198)
Government agencies preferred stock	6,252	(556)	—	—	6,252	(556)
Corporate trust preferred securities	—	—	10,890	(110)	10,890	(110)

Total	$51,795	$(1,389)	$10,890	$(110)	$62,685	$(1,499)

As of December 31, 2003 the Company has total fair value of $62,685,000 of securities with unrealized losses of $1,499,000. The market value of securities which have been in a continuous loss position in 12 months or more totaled to $10,890,000 with unrealized loss of $110,000. Although the credit quality of the issuer of a floating rate agency preferred stock is not questioned, the interest rate environment has created an other than temporary decline in value of floating rate agency preferred stocks whose fair market value have been lower than its cost basis for over twelve months and therefore a $880,000 other than temporary decline in value charge was taken in December 2003.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All individual securities that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2003 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long term investment grade status at December 31, 2003. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, the Company has the ability, and management intends, to hold these securities until their fair values recover to cost. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past twelve months or longer as of December 31, 2003 are not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2003 are warranted

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consist of the following at December 31:

	2003	2002
	(Dollars in thousands)
Real estate:
Construction	$18,464	$20,669
Commercial	384,824	241,252
Commercial	147,368	108,540
Small Business Administration [1]	66,487	67,489
Trade finance	61,886	50,106
Consumer	49,530	41,463
Other	179	129

	728,738	529,648
Less: Allowance for Loan Losses	(8,804)	(6,760)
Deferred Loan Fees	(331)	(170)
Discount on SBA Loans Retained	(2,595)	(1,501)

Loans, net	$717,008	$521,217

[1]	This balance includes SBA loans held for sale of $24,854,352 and $12,250,000 at the lower of cost or market at December 31, 2003 and 2002, respectively.

As of December 31, 2003 the Company has pledged commercial real estate loans secured by first trust deeds with a total carrying value of $91,000,000 for FHLB borrowings.

At December 31, 2003 and 2002, the Company serviced loans sold to unaffiliated parties in the amounts of $91,548,000 and $47,583,000, respectively. The Company has capitalized $970,000, $460,000, and $329,000 of servicing assets and amortized $56,000, $137,000, and $104,000, during the years ended December 31, 2003, 2002, and 2001, respectively. There was no valuation allowance for the servicing assets at December 31, 2003 and 2002. The servicing assets are included in other assets in the accompanying consolidated statements of financial condition.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is an analysis of all loans to officers and directors of the Company and its affiliates as of December 31. All such loans were made under terms that are consistent with the Company’s normal lending policies.

	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of year	$781	$1,760	$2,077
New loans or disbursements	161	34	485

	942	1,794	2,562
Less: repayments in year	(142)	(1,013)	(802)

Balance at end of year	$800	$781	$1,760

Available lines of credit at end of year	$352	$351	$303

At December 31, 2001, the above schedule included loans to an outside party of $882,000, which were guaranteed by a director of the Company. No loans were guaranteed by the director of the Company at December 31, 2003.

The following is a summary of activity in the allowance for loan losses for the years ended December 31:

	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$6,760	$5,540	$6,633
Provision for loan losses	2,000	2,100	1,200
Charge-offs	(1,254)	(1,654)	(3,074)
Recoveries of charge-offs	1,298	817	781
Reserve for losses on commitments to extend credit [1]	—	(43)	—

Balance at end of period	$8,804	$6,760	$5,540

Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the real estate market in California. Should the real estate market experience an overall decline in property values, the ability of borrowers to make timely scheduled principal and interest payments on the Company’s loans may be adversely affected and, in turn, may result in increased delinquencies and foreclosures. In the event of foreclosures under such conditions, the value of the property acquired may be less than the appraised value when the loan was originated and may, in some instances, result in insufficient proceeds upon disposition to recover the Company’s investment in the foreclosed property. Furthermore, although most of the Company’s trade finance activities are related to trade with Asia, all of the Company’s loans are made to companies domiciled in the United States of America. The Company has historically made three types of credit extensions involving direct exposure to the Korean economy: commercial loans to U.S. affiliates/subsidiaries/branches of companies headquartered in South Korea, acceptances with Korean banks, and standby letters of credit issued by Korean banks. In certain instances, standby letters of credit issued by Korean banks support the loans made to the U.S. affiliates or branches of Korean companies, to which the Company has

[1]	The reserve for losses on commitments to extend credit and letters of credit is primarily related to undisbursed funds on lines of credit. The Company evaluates credit risk associated with the loan portfolio at the same time as it evaluates credit risk associated with commitments to extend credit and letters of credits. However, the reserve necessary for the commitments is reported separately in other liabilities in the accompanying statements of consolidated financial condition, and not as part of the allowance for loan losses.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extended loans. In addition, the Company makes certain loans to U.S. domestic business customers in the import or export business whose operations are indirectly affected by the economies of various Pacific Rim countries. Of the total loans outstanding and unused commitments involving indirect country risk, approximately 61% at December 31, 2003 involve borrowers doing business with Korea. The percentages to other individual Pacific Rim countries are relatively small in relation to the loans involving country risk. As a result, with the exception of Korea, the Company does not believe it has significant indirect country risk exposure to any other Pacific Rim countries.

At December 31, 2003 and 2002, the Company had classified $5,211,000 and $1,777,000 of its loans as impaired with specific reserves of $825,000 and $468,000, respectively. At December 31, 2003 and 2002 loans classified as impaired without specific reserves amounted to $1,021,000 and $809,000, respectively. The average recorded investment in impaired loans during the years ended December 31, 2003, 2002, and 2001 was $4,268,000, $3,272,000, and $4,764,000, respectively. Interest income of $235,000, $351,000, and $324,000 was recognized on impaired loans, on a cash basis, during the years ended December 31, 2003, 2002, and 2001, respectively.

5. PREMISES AND EQUIPMENT

The following is a summary of the major components of premises and equipment as of December 31:

	2003	2002
	(Dollars in thousands)
Land	$3,333	$3,333
Building	4,559	3,744
Furniture, fixture, and equipment	5,658	4,930
Leasehold improvements	2,592	2,230
Construction in progress	234	72

	16,376	14,309
Accumulated depreciation and amortization	(5,313)	(4,321)

Premises and equipment, net	$11,063	$9,988

Depreciation and amortization expense for the years ended December 31, 2003, 2002, and 2001 amounted to $1,295,000, $1,109,000, and $885,000, respectively.

6. OTHER REAL ESTATE OWNED

As of December 31, 2003 and 2002, no other real estate owned (“OREO”) was outstanding. For the years ended December 31, 2003, 2002, and 2001, other real estate owned (income) expense, net, comprised the following:

	2003	2002	2001
	(Dollars in thousands)
Net (gain) on sale of other real estate owned	$—	$(85)	$(194)
Operating (income) expenses	—	(13)	3

Other real estate owned (income) expense, net	$—	$(98)	$(191)

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

The Company has invested in certain limited partnerships that were formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout the state of California and other states. The Company’s ownership in each limited partnership varies from under 2% to 22%. At December 31, 2003 and 2002, the investments in these limited partnerships amounted to $3,665,000 and $2,982,000, respectively. One of the six limited partnerships invested in by the Company is accounted for using the equity method of accounting, since the Company has significant influence over the partnership. For those investments in limited partnerships for which the Company does not have a significant influence, such investments are accounted for using the cost method of accounting and the annual amortization is based on the proportion of tax credits received in the current year to total estimated tax credit to be allocated to the Company. Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilizes the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest.

The approximate remaining federal and state tax credit to be utilized over a multiple-year period is $4,750,000 and $3,964,000 at December 31, 2003 and 2002, respectively. The Company’s usage of federal tax credits was $445,000, $285,000, and $153,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company also had state tax credits amounting to $58,000 in 2003. Investment amortization amounted to $267,000, $262,000, and $84,000, for the years ended December 31, 2003, 2002 and 2001.

8. DEPOSITS

Deposits consist of the following at December 31:

	2003	2002
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$268,534	$207,092
Money market accounts and NOW	156,928	168,562
Savings	61,251	45,408

	486,713	421,062

Time deposits:
Less than $100,000	74,942	86,873
$100,000 or more	306,210	219,085

	381,152	305,958

Total	$867,865	$727,020

Time deposits by maturity dates are as follows at December 31, 2003:

	$100,000 or Greater	Less Than $100,000	Total
	(Dollars in thousands)
2004	$303,384	$73,117	$376,501
2005	2,426	1,576	4,002
2006	100	153	253
2007	300	—	300
2008 and thereafter	—	96	96

Total	$306,210	$74,942	$381,152

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of interest expense on deposits is as follows for the years ended December 31:

	2003	2002	2001
	(Dollars in thousands)
Money market accounts and NOW	$2,254	$1,693	$1,579
Savings	1,558	994	615
Time deposits:
Less than $100,000	1,737	2,245	3,633
$100,000 or more	5,599	5,895	7,879

Total	$11,148	$10,827	$13,706

The Company accepts deposits from the State of California. As of December 31, 2003 and 2002 these deposits totaled $60,000,000 and $10,000,000, respectively. The Company has pledged U.S. government agencies and mortgage-back securities with a total carrying value of $66,864,000 (available for sale at fair market value of $66,448,000 and held to maturity at amortized cost of $416,000) and $11,980,000 (available for sale at fair market value of $4,980,000 and held to maturity at amortized cost of $7,000,000) as of December 31, 2003 and 2002, respectively, to secure such public deposits. Interest expense for the years ended December 31, 2003, 2002 and 2001 was $393,000, 195,000 and $442,000, respectively.

In the ordinary course of business, the Company has received deposits from certain directors, executive officers, and businesses with which they are associated. At December 31, 2003 and 2002, the total of these deposits amounted to $2,064,000 and $2,586,000, respectively.

9. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank and the Treasury, Tax, and Loan Investment Program, which is administered by the Federal Reserve Bank. Borrowed funds totaled to $50,671,000 and $17,565,000 at December 31, 2003 and 2002, respectively. Interest expense on total borrowed funds was $491,000 in 2003, $217,000 in 2002, and $43,000 in 2001, reflecting average interest rates of 3.20%, 3.25% and 3.28%, respectively.

As of December 31, 2003 and 2002, the Company borrowed $50,349,000 and $14,900,000 from the Federal Home Loan Bank of San Francisco with note terms from 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of notes. The Company has pledged commercial real estate loans secured by first trust deeds with a total carrying value of $91,000,000 at December 31, 2003 and government agencies and mortgage-backed securities with a total carrying value of $17,018,000 (available for sale at fair market value of $16,018,000 and held to maturity at amortized cost of $1,000,000) at December 31, 2002. Total interest expense on the notes was $480,000 and $198,000 for the years ended December 31, 2003, December 31, 2002, reflecting average interest rates of 3.34% and 3.34% respectively. No borrowing was outstanding at December 31, 2001.

Federal Home Loan Bank advances outstanding as of December 31, 2003 mature as follows:

	2004	2007	2012	2017	Total
Borrowings	$42,700	$4,000	$1,774	$1,875	$50,349
Weighted interest rate	1.16%	4.08%	4.58%	5.24%	3.34%

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Borrowings obtained from the Treasury, Tax, and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2,200,0000. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $3,210,000 (available for sale at fair market value of $2,210,000 and held to maturity at amortized cost of $1,000,000) at December 31, 2002, as collateral to participate in the program. The total borrowed amount under the program, outstanding at December 31, 2002 was $2,200,000. No balance is outstanding at December 31, 2003. Interest expense on notes was $10,600, $20,000, and $43,000 for the years ended December 31, 2003, 2002 and 2001, respectively, reflecting average interest rates of 0.93%, 1.67% and 3.28% respectively. In addition, the Company had customer deposits for tax payment amounted to $322,000 and $465,000 at December 31, 2003 and 2002, respectively.

10. INCOME TAXES

The following is a summary of income tax expense (benefit) for the year ended December 31:

	2003	2002	2001
	(Dollars in thousands)
Current
Federal	$6,264	$4,683	$3,342
State	1,891	1,184	798

Total	$8,155	$5,867	$4,140

Deferred
Federal	$(720)	$(339)	$58
State	(739)	(69)	148

	$(1,459)	$(408)	$206

Federal	$5,544	$4,344	$3,400
State	1,152	1,115	946
Change in valuation allowance for deferred tax assets	—	—	—

	$6,696	$5,459	$4,346

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003 and 2002, the cumulative temporary differences, as tax effected, are as follows:

	2003	2002
	(Dollars in thousands)
Deferred tax assets:
Statutory bad debt deduction less than financial statement provision	$3,629	$2,225
Deferred loan fees	144	78
Depreciation	—	155
Organization cost	69	88
State taxes	—	274
Impairment of available for sale securities	370	—
CRA Partnership income	72	—

Total deferred tax assets	4,284	2,820
Deferred tax liabilities:
State taxes	(98)	—
Depreciation	(359)	—
Net unrealized gain on available for sale securities and interest rate swaps	(462)	(1,213)
Basis difference -§1031 Like-Kind Exchanges	(306)	(338)
Federal Home Loan Bank stock	(26)	(11)
Other	—	(434)

Total deferred tax liabilities	(1,251)	(1,996)

Deferred income taxes, net	$3,033	$824

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax-planning strategies in making this assessment. During 2003 and 2002, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes the net deferred tax assets are more likely than not to be realized.

Applicable income taxes in 2003, 2002, and 2001 resulted in effective tax rates of 36.49 percent, 36.87 percent, and 35.90 percent, respectively. The primary reasons for the differences from the federal statutory tax rate of 35 percent are as follows:

	2003	2002	2001
	(Dollars in thousands)
Income tax expenses at federal statutory rate	$6,494	$5,082	$4,237
State franchise taxes, net of federal income tax expenses	749	724	624
Low income housing tax credit, federal	(445)	(285)	(153)
Tax-advantaged interest income	(56)	(48)	(53)
Dividend received deduction for stock investments	(116)	(147)	(107)
Others, net	70	133	(202)

	$6,696	$5,459	$4,346

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. LONG-TERM SUBORDINATED DEBENTURE

Center Capital Trust I is a Delaware business trust formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. During the fourth quarter of 2003, Center Capital Trust I issued 18,000 Capital Trust Preferred Securities (“TP Securities”), with a liquidation value of $1,000 per security, for gross proceeds of $18,000,000. The entire proceeds of the issuance were invested by Center Capital Trust I in $18,000,000 of Junior Long-term Subordinated Debentures (the “Subordinated Debentures”) issued by the Company, with identical maturity, repricing and payment terms as the TP Securities. The Subordinated Debentures represent the sole assets of Center Capital Trust I. The Subordinated Debentures mature on January 7, 2034, bear a current interest rate of 4.01% (based on 3-month LIBOR plus 2.85%), with repricing and payments due quarterly in arrears on January 7, April 7, July 7, and October 7 of each year commencing April 7, 2004. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any January 7th, April 7th, July 7th, and October 7th on or after April 7, 2009 at the Redemption Price. Redemption price means 100% of the principal amount of Subordinated Debentures being redeemed plus accrued and unpaid interest on such Subordinated Debentures to the Redemption Date, or in case of redemption due to the occurrence of a Special Event, to the Special Redemption Date if such Redemption Date is on or after April 7, 2009. The TP Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on January 7, 2034.

Holders of the TP Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at a current rate per annum of 4.01%. Interest rate defined as per annum rate of interest, reset quarterly, equal to LIBOR immediately preceding each interest payment date (January 7, April 7, July 7, and October 7 of each year) plus 2.85%. The distributions on the TP Securities are treated as interest expense in the consolidated statement of income. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TP Securities issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TP Securities.

Historically, issuer trusts that issued trust preferred securities have been consolidated by their parent companies and trust preferred securities have been treated as eligible for Tier 1 capital treatment by bank holding companies under Federal Reserve rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Applying the provisions of FIN 46 the Company is no longer being to consolidate the issuer trusts, beginning on December 31, 2003, in preparing its financial statements. Although the Federal Reserve has stated in its July 2, 2003 Supervisory Letter that trust preferred securities will be treated as Tier 1 capital until notice is given to the contrary, the Supervisory Letter also indicates that the Federal Reserve will review the regulatory implications of any accounting treatment changes and will provide further guidance if necessary or warranted.

As of December 31, 2003, in accordance with FIN 46 (revised December 2003), the Center Capital Trust I is not reported on a consolidated basis. Therefore, the capital securities of $18,000,000 do not appear on the balance sheet. Instead, the long-term subordinated debentures of $18,000,000 payable by Center Financial to the Center Capital Trust I and the investment in the Center Capital Trust I ’s common stock of $557,000 is included in other assets are separately reported. This change primarily impacted the balance sheet and had no effect on reported net income.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. COMMITMENTS AND CONTINGENCIES

The Company leases its premises under noncancelable operating leases. At December 31, 2003, future minimum rental commitments under these leases are as follows:

Year	Amount
(Dollars in thousands)
2004	$1,107
2005	1,030
2006	502
2007	407
2008	285
Thereafter	960

$4,291

Rental expense recorded under such leases amounted to approximately $1,040,000 in 2003, $900,000 in 2002, and $725,000 in 2001.

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

13. SHAREHOLDERS’ EQUITY

In October 2003 the Company paid a cash dividend of 8 cents per share, for a total of $641,000 (see “Quarterly Dividends” below).

As a banking holding company which currently has no significant assets other than our equity interest in Center Bank, our ability to pay dividends primarily depends upon the dividends we receive from Center Bank. The dividend practice of Center Bank, like our dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by Center Bank’s board of directors at that time. The dividend practices of both Center Bank and Center Financial are restricted by state and federal law as well as by regulatory requirements (see “Item 5—Market for Common Equity and Related Shareholder Matters—Dividends”). In addition, during any period in which Center Financial has deferred payment of interest otherwise due and payable on its subordinated debt securities, we may not make any

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dividends or distributions with respect to our capital stock. See “Item 1, Business—Recent Developments” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

Quarterly Dividends - We paid a cash dividend of 8 cents per share in February 2004 and October 2003 and currently plan to continue to pay cash dividends on a quarterly basis. However, the amount of any such dividend will be determined each quarter by our Board of Directors in its discretion, based on the factors described in the previous paragraph. No assurance can be given that the Bank’s and the Company’s future performance will justify the payment of dividends in any particular quarter. In addition, during 2003, 2001, and 2000, the Company paid 8%, 11%, and 13% in stock dividends, respectively.

Stock Options - The Company has a Stock Option Plan, adopted in 1996, under which options may be granted to key employees and directors of the Company. The Stock Option Plan authorized the issuance of up to 2,050,338 shares of the Company’s unissued common stock, reflecting stock splits and stock dividends issued, as of December 31, 2003. Under the Stock Option Plan, option prices may not be less than 100% of the fair market value at the date of grant. Options may be exercised at the rate of 33 1/3% per year for directors (Non-Qualified Stock Option Plan) and 20% per year for employees (Incentive Stock Option Plan) and all options not exercised expire ten years after the date of grant.

The following is a summary of activities in the stock option plan for the years ended December 31:

	2003		2002		2001
	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,206,154	$3.86	1,538,238	$3.24	1,415,716	$3.82
Effect on options due to stock dividend	85,376	4.01	158,330	3.22	176,536	2.79
Granted	44,000	8.98	316,000	5.75	270,000	5.03
Forfeited	(24,328)	5.09	(116,160)	3.69	(35,422)	3.42
Exercised	(653,602)	2.81	(690,254)	2.51	(288,592)	2.45

Outstanding, end of year	657,600	$4.70	1,206,154	$3.86	1,538,238	$3.24

Options exercisable at year-end	175,198	$3.55	554,244	$2.67	975,356	$2.70

Weighted-average fair value of options granted during the year		$2.00		$1.81		$2.10

The fair values of options granted under the Company’s Stock Option Plan during 2003, 2002 and 2001, was estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions used: including dividend yield; expected life of three to five years; expected volatility of 23%, 24%, and 54% for 2003, 2002 and 2001, respectively. The assumptions used included dividend yield of 1.2% for 2003, 0% for 2002 and 2001; and a risk-free interest rate of 3.0%, 4.9%, and 4.3% for 2003, 2002 and 2001, respectively.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information pertaining to stock options outstanding at December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.93 – 2.50	23,908	4.50 years	$2.28	23,908	$2.28
$2.51 – 3.50	148,304	6.40 years	$3.04	88,586	$3.02
$3.51 – 5.00	135,468	7.30 years	$4.15	25,768	$3.96
$5.01 – 6.00	288,640	8.97 years	$5.26	36,936	$5.33
$6.01 – $ 7.25	27,280	9.50 years	$6.37	—	—
$7.26 – $10.75	34,000	10.00 years	$9.82	—	—

	657,600	7.87 years	$4.70	175,198	$3.55

14. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations at December 31, 2003, 2002, and 2001. Earnings per share data have been restated for all periods presented to reflect the 2 to 1 stock split declared on January 30, 2004. (See Note 23)

	Income	Weighted Average # of Shares	Per Share Amount
	(Dollars in thousands, except per share data)
2003
Basic EPS—
Income available to common shareholders	$11,652	15,676	$0.74
Effect of Dilutive Securities—
Options	—	508	$(0.02)
Diluted EPS—
Income available to common shareholders	$11,652	16,184	$0.72

2002
Basic EPS—
Income available to common shareholders	$9,347	14,922	$0.63
Effect of Dilutive Securities—
Options	—	425	$(0.02)
Diluted EPS—
Income available to common shareholders	$9,347	15,347	$0.61

2001
Basic EPS—
Income available to common shareholders	$7,760	14,441	$0.54
Effect of Dilutive Securities—
Options	—	414	$(0.02)
Diluted EPS—
Income available to common shareholders	$7,760	14,855	$0.52

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. EMPLOYEE BENEFIT PLAN

The Company has an Employees’ Profit Sharing and Savings Plan (the “Plan”), as amended in 2000, for the benefit of substantially all of its employees who have reached a minimum age of 21 years. Each employee is allowed to contribute to the Plan up to the maximum percentage allowable, not to exceed the limits of IRS Code Sections 401(k), 404 and 415. The Company’s matching contribution will equal the sum of 75 percent of the employee’s contribution up to 4 percent of his/her compensation plus 25 percent of the employee’s contribution that exceeds 4 percent but less than 8 percent of his/her compensation. The Company may also make a discretionary contribution, which is not limited to the current or accumulated net profit, as well as a qualified nonelective contribution, with both amounts determined by the Company. For the years ended December 31, 2003, 2002, and 2001, the Company has made matching contributions of $163,000, $155,000, and $158,000, respectively, and no discretionary or qualified nonelective contributions.

16. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at December 31, 2003 and December 31, 2002 follows:

Outstanding Commitments (Dollars in thousands)

	December 31, 2003	December 31, 2002
Loans	$113,950	$100,991
Standby letters of credit	6,165	4,278
Performance bonds	112	183
Commercial letters of credit	19,135	13,934

The Company has an employment agreement with its President and Chief Executive Officer, Mr. Seon Hong Kim commencing September 1, 2001 for a term of three years with an initial base salary of $240,000 per

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

17. DERIVATIVE FINANCIAL INSTRUMENTS

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

To replace a maturing interest rate swap with a notional value of $20 million on October 30, 2003, the Company entered into a new interest rate swap receiving a fixed rate stream of 6.25% and paying prime with a 4 year term. As of December 31, 2003, including the newly entered interest rate swap, the Company had four interest rate swap agreements with a total notional amount of $85 million, wherein the Company receives a fixed rate of 6.89%, 6.25%, 5.51% and 6.25% at quarterly intervals, respectively. The Company pays a floating rate at quarterly intervals for all four interest rate swaps based on the Wall Street Journal published Prime Rate, on notional amounts of $20,000,000, $25,000,000, $20,000,000, and $20,000,000, respectively and these contracts mature on May 10, 2005, August 15, 2006, December 19, 2005, and August 25, 2007, respectively. At December 31, 2003, the Wall Street Journal published Prime Rate was 4.00 percent. Net interest income of $1,946,000, $924,000 and $65,000 was recorded for the year sended December 31, 2003, 2002, and 2001, respectively. At December 31, 2003, the fair value of the interest rate swaps was at a favorable position of $1,113,000 net of tax of $808,000, as compared to favorable position of $895,000, net of tax of $649,000 at December 31, 2002 and is included in accumulated other comprehensive income. At December 31, 2003 and 2002, the related fair value of the interest rate swap of $1,921,000 and $1,544,000, respectively, was included in other assets. In August 2002, the Company terminated a $25 million notional amount interest rate swap with a gain of $201,000, which had been recognized over the remaining term of the interest rate swap agreement until October 2003 as a yield adjustment of the underlying loans.

The credit risk associated with the interest rate swap agreements represents the accounting loss that would be recognized at the reporting date if the counterparty failed completely to perform as contracted and any collateral or security proved to be of no value. To reduce such credit risk, the Company evaluates the counterparty’s credit rating and financial position. In Management’s opinion, the Company does not have a significant exposure to an individual counterparty before the maturity of the interest rate swap agreements, because the counterparties to the interest rate swap agreements are large banks with strong credit ratings.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies available to management at December 31, 2003 and 2002. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Furthermore, fair values disclosed hereinafter do not reflect any premium or discount that could result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.

The estimated fair values and related carrying amounts of the Bank’s financial instruments are as follows:

	December 31, 2003		December 31, 2002
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$140,961	$140,961	$114,377	$114,377
Investment securities available for sale	110,126	110,126	140,998	140,998
Investment securities held to maturity	15,390	15,656	15,741	16,289
Loans receivable, net	717,008	721,419	521,217	525,370
Federal Home Loan Bank and other equity stock	2,578	2,578	817	817
Customers’ liability on acceptances	4,492	4,492	4,257	4,257
Accrued interest receivable	3,085	3,085	3,269	3,269
Liabilities:
Deposits	$867,865	$869,113	$727,020	$728,462
Other borrowed funds	50,671	50,826	17,565	18,208
Acceptances outstanding	4,492	4,492	4,257	4,257
Accrued interest payable	2,431	2,431	2,576	2,576
Long-term subordinated debentures	18,557	18,622	—	—

Off-balance sheet items:
Commitments to extend credit	113,950	$855	100,991	$757
Standby letters of credit	6,165	108	4,278	75
Commercial letters of credit	19,135	72	13,934	52
Performance bonds	112	2	183	3

Derivative:
Interest rate swap asset (liability)	$1,921	$1,921	$1,544	$1,544

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

Cash and Cash Equivalents—The carrying amounts approximate fair value due to the short-term nature of these instruments.

Interest-Bearing Deposits in Other Banks—The carrying amounts approximate fair value due to the short-term nature of these investments.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities—The fair value of securities is generally obtained from market bids from similar or identical securities, or obtained from independent securities brokers or dealers.

Loans—Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed rate loans, as well as anticipated repayment schedules. The fair value of adjustable rate loans is based on the estimated discounted cash flows utilizing the discount rates that approximate the pricing of loans collateralized by similar properties or assets. The fair value of nonperforming loans at December 31, 2003 and 2002 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The estimated fair value is net of allowance for loan losses, deferred loan fees, and deferred gain on SBA loans.

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

Other Borrowed Funds—Mostly consist of FHLB advances. The fair values of FHLB advances are estimated based on the discounted value of contractual cash flows, using rates currently offered by the Federal Home Loan Bank of San Francisco for fixed-rate credit advances with similar remaining maturities at each reporting date.

Long-term subordinated debentures—The fair value of long-term subordinated debentures are estimated by discounting the cash flows through maturity based on prevailing rates offered on the 30-year Treasury bond at each reporting date.

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. REGULATORY MATTERS

Risk-Based Capital—The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies, including the Federal Deposit Insurance Corporation (“FDIC”). Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of December 31, 2003 and 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain specific total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the category of the Bank.

The actual and required capital amounts and ratios at December 31, 2003 and 2002 are presented as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2003:
Total capital (to Risk-weighted Assets)
Consolidated Company	$103,636	12.67%	$65,414	8.0%	$81,768	10.0%
Center Bank	$103,060	12.62%	$65,351	8.0%	$81,689	10.0%
Tier I capital (to Risk-weighted Assets)
Consolidated Company	$94,537	11.56%	$32,707	4.0%	$49,061	6.0%
Center Bank	$93,961	11.50%	$32,676	4.0%	$49,013	6.0%
Tier I capital (to Average Assets)
Consolidated Company	$94,537	10.69%	$35,377	4.0%	$44,221	5.0%
Center Bank	$93,961	10.63%	$35,372	4.0%	$44,215	5.0%

As of December 31, 2002:
Total capital (to Risk-weighted Assets)
Consolidated Company	$70,197	11.44%	$49,070	8.0%	$61,318	10.0%
Center Bank	$70,029	11.42%	$49,054	8.0%	$61,318	10.0%
Tier I capital (to Risk-weighted Assets)
Consolidated Company	$63,394	10.34%	$24,535	4.0%	$36,791	6.0%
Center Bank	$63,225	10.31%	$24,527	4.0%	$36,791	6.0%
Tier I capital (to Average Assets)
Consolidated Company	$63,394	9.48%	$26,756	4.0%	$33,435	5.0%
Center Bank	$63,225	9.45%	$26,748	4.0%	$33,435	5.0%

20. BUSINESS SEGMENT INFORMATION

The following disclosure about segments of the Company is made in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company segregates its operations into three primary segments: Banking Operations, Trade Finance Services (“TFS”), and Small

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Administration Lending Services (“SBA”). The Company determines the operating results of each segment based on an internal management system that allocates certain expenses to each segment. Net interest income is based on the Company’s internal funds transfer pricing system which assigns a cost of funds or credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. Indirect costs, including overhead expense, are allocated to the segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. The provision for credit losses is allocated based on actual loans originated. The Company evaluates overall performance based on profit or loss from operations before income taxes.

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the operating results and other key financial measures for the individual operating segments for the years ended December 31, 2003, 2002, and 2001:

	Year Ended December 31, 2003
	(Dollars in thousands)
	Banking Operations	Trade Finance	SBA	Total
Interest income	$34,814	$3,526	$5,318	$43,658
Interest expense	10,872	771	—	11,643

Net interest income	23,942	2,755	5,318	32,015
Provision for loan losses	2,030	(293)	263	2,000

Net interest income after provision for loan losses	21,912	3,048	5,055	30,015
Other operating income	10,797	2,888	2,867	16,552
Other operating expenses	24,607	2,489	1,123	28,219

Segment pretax profit	$8,102	$3,447	$6,799	$18,348

Segment assets	$826,238	$100,641	$100,487	$1,027,366

	Year Ended December 31, 2002
	(Dollars in thousands)
	Banking Operations	Trade Finance	SBA	Total
Interest income	$30,513	$2,808	$4,186	$37,507
Interest expense	9,001	818	1,225	11,044

Net interest income	21,512	1,990	2,961	26,463
Provision for loan losses	1,681	366	53	2,100

Net interest income after provision for loan losses	19,831	1,624	2,908	24,363
Other operating income	8,638	3,072	2,078	13,788
Other operating expenses	19,108	2,751	1,486	23,345

Segment pretax profit	$9,361	$1,945	$3,500	$14,806

Segment assets	$667,531	$65,224	$85,869	$818,624

	Year Ended December 31, 2001
	(Dollars in thousands)
	Banking Operations	Trade Finance	SBA	Total
Interest income	$28,302	$3,615	$4,206	$36,123
Interest expense	10,486	1,248	2,015	13,749

Net interest income	17,816	2,367	2,191	22,374
Provision for loan losses	385	574	241	1,200

Net interest income after provision for loan losses	17,431	1,793	1,950	21,174
Other operating income	6,744	3,084	858	10,686
Other operating expenses	15,611	2,895	1,248	19,754

Segment pretax profit	$8,564	$1,982	$1,560	$12,106

Segment assets	$482,253	$43,593	$60,827	$586,673

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2003
Net interest income before provision for loan losses	$7,366	$7,637	$8,011	$9,001
Provision for loan losses	$400	$550	$800	$250
Net income	$2,525	$3,079	$3,004	$3,044
Basic earnings per common share	$0.16	$0.20	$0.19	$0.19
Diluted earnings per common share	$0.16	$0.19	$0.19	$0.18

2002
Net interest income before provision for loan losses	$6,004	$6,525	$6,885	$7,049
Provision for loan losses	$100	$400	$400	$1,200
Net income	$2,141	$1,914	$2,808	$2,484
Basic earnings per common share	$0.15	$0.13	$0.19	$0.16
Diluted earnings per common share	$0.14	$0.13	$0.18	$0.16

22. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

The Company commenced operations on October 28, 2002. As a result, comparative financial information is not available for periods prior to January 1, 2002. The information below is presented as of December 31, 2003 and 2002 for the years then ended as if the reorganization had taken place on January 1, 2002.

CONDENSED STATEMENT OF FINANCIAL CONDITION

(Dollars in thousands)

	2003	2002
Assets:
Cash	$76	$6
Investment in subsidiaries	96,179	65,236
Other Assets	645	—

Total Assets	$96,900	$65,242

Long-term subordinated debenture	18,557	—
Other liabilities	82	36

Total Liabilities	18,639	36

Shareholders’ Equity
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 40,0000,000 shares; issued and outstanding, 16,048,520 as of December 31, 2003 and 14,245,224 as of December 31, 2002	63,438	51,831
Retained earnings	14,186	11,704
Accumulated other comprehensive income, net of tax	637	1,671

Total shareholders’ equity	78,261	65,206

Total liabilities and shareholders’ equity	$96,900	$65,242

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENT OF OPERATIONS

(Dollars in thousands)

	2003	2002
Equity in earnings of Center Bank	$11,842	$9,688
Other operating expenses, net	(190)	(341)

Net income	$11,652	$9,347

CONDENSED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	2003	2002
Cash flows from operating activities:
Net income	$11,652	$9,347
Adjustment to reconcile net income to net cash used in operating activities:
Equity in undistributed income of the Bank	(11,842)	(9,688)
Net change in other assets	(1,134)	(1,928)
Increase in liabilities	72	36

Net cash used in operating activities	(12,904)	(11,580)
Cash flows from investing activities:
Capital contribution to subsidiary	(18,000)	—
Dividends received from the Bank	250	510

Net cash provided by investing activities	(17,750)	510
Cash flows from financing activities:
Proceeds from issuance of long-term subordinated debentures	18,000	—
Payment of debt issue cost	(120)	—
Proceeds from stock options exercised	1,836	1,730
Payment of cash dividend	(641)	—
Stock dividend paid in cash for fractional shares	(3)	(1)

Net cash used in financing activities	19,072	1,729

Net increase in cash	70	6
Cash, beginning of year	6	—

Cash, end of year	$76	$6

23. SUBSEQUENT EVENT

On January 16, 2004, the Board of Directors declared quarterly cash dividend of 8 cents per share. This cash dividend was paid on February 11, 2004 to shareholders of record as of January 28, 2004.

On January 22, 2004, the Company entered into a definitive Branch Purchase and Assumption Agreement to acquire the branch operations of Korea Exchange Bank (KEB) in Chicago, Illinois. The Agreement calls for Center Bank’s assumption of approximately $16.2 million in FDIC insured deposits and the purchase of approximately $13 million in loans from KEB’s Chicago branch. All regulatory approvals have been received. The anticipated closing date for this transaction is on or about April 23, 2004. The Agreement specifies a premium of $350,000 plus 10% of average Core Deposits, and 5% of average certain other deposits for 30 days prior to the close.

On January 30, 2004 Center Financial declared a two-for-one stock split of its common shares. Shareholders received one additional share of common stock for each share they held as of February 17, 2004. The company had about 16 million shares outstanding and the Company’s authorized common stock was doubled to 40 million shares after the split.

On February 20, 2004, Center Financial Corporation and Liberty Bank of New York announced the signing of a Memorandum of Understanding whereby Center Financial Corporation will acquire Liberty Bank in a cash transaction and Liberty Bank will be merged into Center Bank. Upon successful completion of due diligence, Center Financial and Liberty Bank intend to move forward to execute a definitive agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) as of the end of the period covered by this report have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

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

(b) Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors in the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (See Item 14 below)

ITEM 11. EXECUTIVE COMPENSATION (See Item 14 below)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2003, with respect to options outstanding and available under our 1996 Stock Option Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (1)	Weighted-Average Exercise Price of Outstanding Options (1)	Number of Securities Remaining Available for Future Issuance (1)
Equity compensation plans approved by security holders	657,600	$4.70	1,392,728

(1)	Above figures do not reflect the effect of the two-for-one stock split effective February 17, 2004

Other Information Concerning Security Ownership of Certain Beneficial Owners and Management

The remainder of the information required by Item 12 will be contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, which the Company will file with the SEC within 120 days after the close of the Company’s 2003 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (See Item 14 below)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by items 10,11, 13 and 14 listed above will be contained in the Company’s definitive Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders which the Company will file with the SEC within 120 days after the close of the Company’s 2003 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

2.1	Plan of Reorganization and Agreement of Merger dated June 7, 2002 among California Center Bank, Center Financial Corporation and CCB Merger Company[1]

2.2	Branch Purchase and Assumption Agreement dated January 7, 2004

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Restated Bylaws of Center Financial Corporation[1]

10.1	Employment Agreement between California Center Bank and Seon Hong Kim[1]

10.2	California Center Bank 1996 Stock Option Plan[1] (assumed by Registrant in the reorganization)

10.3	Lease for Corporate Headquarters Office[1]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003

11	Statement of Computation of Earnings Per Share (included in Note 14 to consolidated audited financial statements included herein)

21	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(b) Financial Statement Schedules

Schedules to the financial statements are omitted because the required information is not applicable or because the required information is presented in the Company’s Consolidated Financial Statements or related notes.

(c) Reports on Form 8-K

The registrant filed a report, dated October 22, 2003, on Form 8-K under items 5 and 7 regarding the financial results for the quarter and nine months ended September 30, 2003.

[1]	Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on June 14, 2002

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: March 29, 2004	/s/ SEON HONG KIM
Seon Hong Kim President & Chief Executive Officer

Date: March 29, 2004	/s/ YONG HWA KIM
Yong Hwa Kim Senior Vice President & Chief Financial Officer

Signature	Title	Date

/s/ SEON HONG KIM Seon Hong Kim	Director, President and Chief Executive Officer	March 29, 2004

/s/ CHUNG HYUN LEE Chung Hyun Lee	Chairman of the Board	March 29, 2004

/s/ DAVID Z. HONG David Z. Hong	Director	March 29, 2004

/s/ JIN CHUL JHUNG Jin Chul Jhung	Director	March 29, 2004

/s/ CHANG HWI KIM Chang Hwi Kim	Director	March 29, 2004

/s/ PETER Y. S. KIM Peter Y. S. Kim	Director	March 29, 2004

/s/ SANG HOON KIM Sang Hoon Kim	Director	March 29, 2004

/s/ MONICA M. YOON Monica M. Yoon	Director	March 29, 2004

/s/ WARREN A. MACKEY Warren A. Mackey	Director	March 29, 2004

/s/ YONG HWA KIM Yong Hwa Kim	Senior Vice President, Chief Financial Officer and Corporate Secretary	March 29, 2004