Form 10-Q
period 2004-03-31
CENTER FINANCIAL CORP
filed 2004-05-13
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of April 30, 2004, there were 16,097,952 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF MARCH 31, 2004 AND DECEMBER 31, 2003 (Unaudited)

	3/31/ 2004	12/31/2003
	(Dollars in thousands)
ASSETS
Cash and due from banks	$53,199	$76,926
Federal funds sold	29,165	41,635
Money market funds and interest-bearing deposits in other banks	30,000	22,400

Cash and cash equivalents	112,364	140,961

Securities available for sale, at fair value	100,602	110,126
Securities held to maturity, at amortized cost (fair value of $14,491 as of March 31, 2004 and $15,656 as of December 31, 2003)	13,992	15,390
Federal Home Loan Bank and other equity stock, at cost	2,586	2,578
Loans, net of allowance for loan losses of $9,278 as for March 31, 2004 and $8,804 as of December 31, 2003	772,172	692,154
Loans held for sale, at the lower of cost or market	23,959	24,854
Premises and equipment, net	11,048	11,063
Customers’ liability on acceptances	4,044	4,492
Accrued interest receivable	3,266	3,085
Deferred income taxes, net	2,617	3,033
Investments in affordable housing partnerships	3,915	3,665
Cash surrender value of life insurance	10,136	10,034
Other assets	6,863	5,931

Total	$1,067,564	$1,027,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	285,417	268,534
Interest-bearing	661,108	599,331

Total deposits	946,525	867,865
Acceptances outstanding	4,044	4,492
Accrued interest payable	2,297	2,431
Other borrowed funds	10,709	50,671
Long-term subordinated debenture	18,557	18,557
Accrued expenses and other liabilities	3,733	5,089

Total liabilities	985,865	949,105
Commitments and Contingencies (Note 10)
Shareholders’ Equity
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 40,0000,000 shares; issued and outstanding, 16,088,264 as of March 31, 2004 and 16,048,520 as of December 31, 2003	63,598	63,438
Retained earnings	16,890	14,186
Accumulated other comprehensive income, net of tax	1,211	637

Total shareholders’ equity	81,699	78,261

Total	$1,067,564	$1,027,366

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (Unaudited)

	2004	2003
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$11,375	$8,678
Interest on federal funds sold	61	85
Interest on taxable investment securities	898	1,274
Interest on tax-advantaged investment securities	172	203
Dividends on equity stock	25	6
Money market funds and interest-earning deposits	31	86

Total interest and dividend income	12,562	10,332

Interest Expense:
Interest on deposits	2,821	2,839
Interest on borrowed funds	169	127
Interest on long-term subordinated debenture	183	—

Total interest expense	3,173	2,966

Net interest income before provision for loan losses	9,389	7,366
Provision for loan losses	850	400

Net interest income after provision for loan losses	8,539	6,966

Noninterest Income:
Customer service fees	1,916	1,612
Fee income from trade finance transactions	703	635
Wire transfer fees	185	154
Gain on sale of loans	377	—
Net gain on sale of securities available for sale	—	247
Loan service fees	551	285
Other income	353	186

Total noninterest income	4,085	3,119

Noninterest Expense:
Salaries and employee benefits	3,682	3,172
Occupancy	537	439
Furniture, fixtures, and equipment	321	323
Data processing	468	391
Professional service fees	144	262
Business promotion and advertising	321	431
Stationary and supplies	106	128
Telecommunications	126	127
Postage and courier service	129	121
Security service	155	143
Impairment loss of securities available for sale	540	—
Other operating expenses	677	541

Total noninterest expense	7,206	6,078

Income before income tax provision	5,418	4,007
Income tax provision	2,071	1,482

Net income	$3,347	$2,525

Earnings per share:
Basic*	$0.21	$0.16

Diluted*	$0.20	$0.16

*	Adjusted for 2 for 1 stock split.

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2004 AND YEAR ENDED DECEMBER 31, 2003 (Unaudited)

	Common Stock			Accumulated Other	Total
	Number of Shares	Amount	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity
	(Dollar in thousands)
BALANCE, JANUARY 1, 2003	14,246	$51,831	$11,704	$1,671	$65,206
Comprehensive income
Net income			11,652		11,652
Other comprehensive income
Change in unrealized gain, net of tax (benefit) expense of ($909) and $158 on:
Securities available for sale				(1,253)
Interest rate swap				219	(1,034)

Comprehensive income					10,618

Stock options exercised	652	1,836			1,836
Tax benefit from stock options exercised		1,245			1,245
Stock dividend	1,150	8,526	(8,526)
Cash dividend* ($0.04 per share)			(641)		(641)
Cash paid for fractional shares			(3)		(3)

BALANCE, DECEMBER 31, 2003	16,048	63,438	14,186	637	78,261
Comprehensive income
Net income			3,347		3,347
Other comprehensive income
Change in unrealized gain, net of tax expense of $192 and $224 on:
Securities available for sale				265
Interest rate swap				309	574

Comprehensive income					3,921

Stock options exercised	40	160			160
Cash dividend *($0.04 per share)			(643)		(643)

BALANCE, MARCH 31, 2004	16,088	$63,598	$16,890	$1,211	$81,699

*	Adjusted for 2 for 1 stock split

See accompanying notes to consolidated financial statements.	(Continued)

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2004 AND YEAR ENDED DECEMBER 31, 2003 (Unaudited)

Disclosures of reclassification amounts for the three months ended March 31, 2004 and for the year ended December 31, 2003:

	3/31/2004	12/31/2003
	(Dollars in thousands)
Unrealized gain on securities available for sale:
Unrealized holding gain arising during period, net of tax expense (benefit) of $192 in 2004 and $(770) in 2003	$265	$(1,062)
Less reclassification adjustments for gain included in net income, net of tax expense of $0 in 2004 and $139 in 2003	—	(191)

Net change in unrealized gain on securities available for sale, net of tax expense (benefit) of $192 in 2004 and $(909) in 2003	265	(1,253)
Unrealized gain on interest rate swap:
Unrealized holding gain arising during period, net of tax expense of $224 in 2004 and $226 in 2003	309	312
Less reclassification adjustments for gain included in net income, net of tax expense of $0 in 2004 and $68 in 2003	—	(93)

Net change in unrealized gain on interest rate swap, net of tax expense of $224 in 2004 and $158 in 2003	309	219

Change in unrealized gain on securities available for sale and interest rate swap, net of tax	$574	$(1,034)

See accompanying notes to consolidated financial statements.	(Concluded)

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (Unaudited)

	3/31/2004	03/31/2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$3,347	$2,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	351	309
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	132	326
Provision for loan losses	850	400
Impairment of securities available for sale	540	—
Net gain on sale of securities available for sale	—	(247)
Originations of SBA loans held for sale	(5,401)	—
Gain on sale of SBA loans	(377)	—
Proceeds from sale of SBA loans	7,825	—
Federal Home Loan Bank stock dividend	(8)	(10)
Increase in accrued interest receivable	(181)	(601)
Net increase in cash surrender value of life insurance policy	(102)	—
Increase in other assets	(411)	(1,124)
Increase (decrease) in accrued interest payable	(134)	3
Increase (decrease) in accrued expenses and other liabilities	(1,356)	1,877

Net cash provided by operating activities	5,075	3,458

Cash flow from investing activities:
Purchase of securities available for sale	—	(9,188)
Proceeds from principal repayment, matured, or called securities available for sale	9,316	13,173
Proceeds from sale of securities available for sale	—	9,247
Purchase of securities held to maturity	—	(300)
Proceeds from matured, called or principal repayment on securities held to maturity	1,392	451
Net increase in loans	(82,082)	(59,804)
Proceeds from recoveries of loans previously charged off	62	111
Purchases of premises and equipment	(325)	(587)
Net increase in investments in affordable housing partnerships	(250)	(30)

Net cash used in investing activities	(71,887)	(46,927)

Cash flow from financing activities:
Net increase in deposits	78,660	22,397
Net decrease in other borrowed funds	(39,962)	(1,926)
Proceeds from stock options exercised	160	329
Payment of cash dividend	(643)	(3)

Net cash provided by financing activities	38,215	20,797

Net decrease in cash and cash equivalents	(28,597)	(22,672)
Cash and cash equivalents, beginning of year	140,961	114,377

Cash and cash equivalents, end of year	$112,364	$91,705

Supplemental disclosure of cash flow information:
Interest paid	$3,307	$2,964
Income taxes paid	$2,605	$663
Supplemental schedule of noncash investing, operating, and financing activities:
Loans made to facilitate the sale of other real estate owned	$—	$—
Transfer of retained earnings to common stock for stock dividend	$—	$8,526

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. THE BUSINESS OF CENTER FINANCIAL CORPORATION

Center Financial Corporation (“Center Financial”) was incorporated on April 19, 2000 as a California corporation initially under the name of “Center Financial Services” to be a subsidiary of Center Bank (the “Bank”), and was subsequently renamed Center Financial Corporation to become the bank holding company for the Bank. Center Financial acquired all of the issued and outstanding shares of the Bank in October 2002. Currently, Center Financial’s subsidiaries include the Bank and Center Capital Trust I and Center Financial exists primarily for the purpose of holding the stock of the Bank and of its other subsidiaries. Center Financial, the Bank, Center Capital Trust I and the subsidiary of the Bank (“CB Capital Trust”) discussed below, are collectively referred to herein as the “Company.”

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters is located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank is a community bank providing comprehensive financial services for small to medium sized business owners, mostly in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is the greater Los Angeles metropolitan area, including Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has thirteen full-service branch offices located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all 13 branches as de novo branches. On April 26, 2004, the Company completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch, the Company’s first out-of-state branch, which will focus on the Korean-American niche market in Chicago. The Company assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Bank also operates five Loan Production Offices (“LPO’s”) in Phoenix, Seattle, Denver, Washington D.C. and Las Vegas. The Company opened its fifth LPO in Nevada in October 2003.

Additionally, CB Capital Trust, a Maryland real estate investment trust, was formed as a subsidiary of the Bank in August 2002 with the primary business purpose of investing in the Bank’s real estate-related assets, which Management believes should raise capital and increase the Company’s total capital although no assurance can be given that this result will occur. CB Capital Trust was capitalized in September 2002, whereby the Bank exchanged real estate related assets for 100% of the common stock of CB Capital Trust.

In December 2003, the Company formed a wholly owned subsidiary, Center Capital Trust I, a Delaware statutory business trust, for the exclusive purpose of issuing and selling trust preferred securities.

Center Financial’s principal source of income is currently dividends from the Bank, but Center Financial intends to explore supplemental sources of income in the future. The expenditures of Center Financial, including legal and accounting professional fees, and Nasdaq listing fees, have been and will generally be paid from dividends paid to Center Financial by the Bank.

2. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Center Financial, the Bank, and CB Capital Trust. Intercompany transactions and accounts have been eliminated in consolidation. Center Capital Trust I is not consolidated as disclosed in Note 6.

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments which are, in the opinion of Management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three months ended March 31, 2004 are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in Company’s annual report on Form 10-K for the year ended December 31, 2003.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

3. SIGNIFICANT ACCOUNTING POLICIES

Accounting policies are fully described in Note 2 in Center Financial’s Annual Report on Form 10-K and there have been no material changes noted.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”), an interpretation of Accounting Research Bulletin No. 51. FIN No. 46, which was revised in December 2003, requires that variable interest entities be consolidated by a company if that company is subject to a majority of expected loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s expected residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after December 15, 2003. The Company adopted the consolidation requirements of FIN No. 46 effective December 31, 2003. As previously reported, the adoption of FIN No. 46 primarily resulted in the reclassification of certain liabilities due to the deconsolidation of statutory business trusts previously consolidated by the Company. FIN No. 46 had no effect on reported net income and cash flows.

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

5. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank and the Treasury, Tax, and Loan Investment Program, which is administered by the Federal Reserve Bank. Borrowed funds totaled $10.7 million and $50.7 million at March 31, 2004 and December 31, 2003, respectively. Interest expense on total borrowed funds was $169,000 for the three months ended March 31, 2004, compared to $127,000 for the three months ended 2003, reflecting average interest rates of 1.75%, and 3.18%, respectively.

As of March 31, 2004, borrowed funds from the Federal Home Loan Bank of San Francisco with note original terms from 1 year to 15 years amounted to $9.6 million. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of notes. The Company has pledged government agencies available for sale securities of $6.0 million at March 31, 2004. The Company also pledged commercial and multifamily loans totaled $139.3 million at March 31, 2004 for current and future FHLB borrowings. Total interest expense on the notes was $167,000 and $124,000 for the three months ended March 31, 2004 and 2003, reflecting average interest rate of 1.80% and 3.39%, respectively.

Borrowings obtained from the Treasury, Tax, and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged mortgage-backed securities held-for-investments with a total carrying value of $3.7 million at March 31, 2004 as collateral to participate in the program. The total borrowed amount under the program outstanding at March 31, 2004 was $1.0 million. No balance was outstanding at December 31, 2003. Interest expense on notes was $2,200 and $3,000 for the three months ended March 31, 2004 and 2003, respectively, reflecting average interest rates of 0.77% and 1.15% respectively.

6. LONG-TERM SUBORDINATED DEBENTURE

The Company established Center Capital Trust I in December 2003 (the “Trust”) as a statutory business trust, which is a wholly owned subsidiary of the Company. In the private placement transaction, the Trust issued $18 million of floating rate (3-month LIBOR plus 2.85%) capital securities representing undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I Capital for regulatory purposes. Effective December 31, 2003, as a consequence of adopting the provisions of FIN No. 46, the Trust is no longer being consolidated into the accounts of the Company. Long term subordinated debt represents liabilities of the Company to the Trust.

7. EARNINGS PER SHARE

The actual number of shares outstanding at March 31, 2004, was 16,088,264. Basic earnings per share is calculated on the basis of weighted average number of shares outstanding during the period. Diluted earnings per share is calculated on the basis of weighted average shares outstanding during the period plus shares issuable upon assumed exercise of outstanding common stock options and warrants.

The following table sets forth the Company’s earnings per share calculation for the three months ended March 31, 2004 and 2003:

	For the Three Months Ended March 31,
	2004			2003
	(In thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$3,347	16,062	$0.21	$2,525	15,416	$0.16
Effect of dilutive securities:
Stock options	—	402	$(0.01)	—	383	$—

Diluted earnings per share *	$3,347	16,464	$0.20	$2,525	7,900	$0.16

*	All shares adjusted for 2 to 1 stock split

8. CASH DIVIDENDS

On April 14, 2004, the Board of Directors declared a quarterly cash dividend of 4 cents per share. This cash dividend will be paid on May 14, 2004 to shareholders of record as of April 30, 2004.

9. STOCK BASED COMPENSATION

At March 31, 2004, the Company has stock-based employee compensation plans, which are described more fully in Note 13 in Center Financial’s Annual Report on Form 10-K. The Company applies the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date the option is granted. The following table presents the pro forma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Net income, as reported	$3,347	$2,525
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	77	72

Proforma net income	$3,270	$2,453

Earning per share:
Basic - as reported	$0.21	$0.16
Basic - pro forma	$0.20	$0.16

Diluted - as reported	$0.20	$0.16
Diluted - pro forma	$0.20	$0.16

The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	03/31/2004	12/31/2003	12/31/2002	12/31/2001
Dividend Yield	1.05%	1.18%	N/A	N/A
Volatility	24%	23%	24%	54%
Risk-free interest rate	3.3%	3.0%	4.9%	4.3%
Expected life	3-5 years	3-5 years	3-5 years	3-5 years

10. COMMITMENTS AND CONTINGENCIES

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at March 31, 2004 and December 31, 2003 follows:

Outstanding Commitments

	March 31, 2004	December 31, 2003
Loans	$124,689	$113,950
Standby letters of credit	6,652	6,165
Performance bonds	112	112
Commercial letters of credit	27,394	19,135

11. CONTRACTUAL OBLIGATIONS

The following table presents, as of March 31, 2004, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
	(Dollars in Thousands)
Debt obligations	$6,000	$—	$—	$22,142	$28,142
Operating lease obligations	1,107	1,532	692	960	4,291

Total contractual obligations	$7,107	$1,532	$692	$23,102	$32,433

12. DERIVATIVE FINANCIAL INSTRUMENTS

The Company has identified certain variable-rate loans as a source of interest rate risk to be hedged in connection with the Company’s overall asset-liability management process. As these loans have contractually variable rates, there is a risk of fluctuation in interest income as interest rates rise and fall in future periods. In response to this identified risk, the Company uses an interest rate swaps as a cash flow hedge to hedge the interest rate risk associated with the cash flows of the specifically identified variable-rate loans. To qualify for hedge accounting, the Company must demonstrate that at the inception of the hedge and on an on-going basis that the changes in the fair value of the hedging instrument are expected to be perfectly effective in offsetting related changes in the cash flows of the hedged loans due to the matched terms in both the interest rate swap and the hedged loans. Accordingly, the accumulated change in the fair value of the cash flow hedge is recorded in a separate component of shareholders’ equity, net of tax, while ineffective portions are recognized in earnings immediately. Revenues or expenses associated with the interest rate swap are accounted for on an accrual basis and are recognized as adjustments to interest income on loans, based on the interest rates currently in effect for the interest rate swap agreement.

The following table provides information as of March 31, 2004, on Company’s outstanding derivatives

Description	Notional Value	Period	Fixed Receiving Rate	Floating Paying Rate
(Dollars in thousands)
Interest Rate Swap I	$20,000	05/02-05/05	6.89%	WSJ Prime	*
Interest Rate Swap II	$25,000	08/02-08/06	6.25%	WSJ Prime	*
Interest Rate Swap III	$20,000	12/02-12/05	5.51%	WSJ Prime	*
Interest Rate Swap IV	$20,000	08/03-08/07	6.25%	WSJ Prime	*

(*)	At March 31, 2004, the Wall Street Journal published Prime Rate was 4.00 percent

The Company has entered into interest rate swaps to hedge the interest rate risk associated with the cash flows of specifically identified variable-rate loans. As of March 31, 2004, the Company had four interest rate swap agreements with a total notional amount of $85 million. Net interest income of $475,000 and $438,000 was recorded for the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004, the fair value of the interest rate swaps was at a favorable position of $1,423,000 net of tax of $1,032,000, and is included in accumulated other comprehensive income. At March 31, 2004, the related asset on the interest rate swap of $2,455,000 was included in other assets.

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

13. BUSINESS SEGMENTS

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

Operating segment results are based on our internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses. Net interest income is based on our internal funds transfer pricing system which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. We allocate indirect costs, including overhead expense, to the various segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume, deposit volume and total assets. We allocate the provision for credit losses based on (i) specifically identified credit loss and (ii) formula allowance based on migration analysis considering past historical experience and various qualitative factors. The Company evaluates overall performance based on profit or loss from operations before income taxes.

Future changes in our management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods have been restated for comparability for changes in management structure or reporting methodologies.

The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31, 2004
	(Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$9,709	$1,322	$1,531	$12,562
Interest expense	2,987	186	—	3,173

Net interest income	6,722	1,136	1,531	9,389
Provision for loan losses	596	165	89	850

Net interest income after provision for loan losses	6,126	971	1,442	8,539
Other operating income	3,065	678	342	4,085
Other operating expenses	6,143	673	390	7,206

Segment pretax profit	$3,048	$976	$1,394	$5,418

Segment assets	$843,408	$118,537	$105,619	$1,067,564

	Three Months Ended March 31, 2003
	(Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$8,406	$770	$1,156	$10,332
Interest expense	2,769	197	—	2,966

Net interest income	5,637	573	1,156	7,366
Provision for loan losses	348	(7)	59	400

Net interest income after provision for loan losses	5,289	580	1,097	6,966
Other operating income	2,189	722	208	3,119
Other operating expenses	4,759	704	615	6,078

Segment pretax profit	$2,719	$598	$690	$4,007

Segment assets	$676,492	$64,987	$101,279	$842,758

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three months ended March 31, 2004. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003 and with the unaudited consolidated financial statements and notes as set forth in this report.

FORWARD-LOOKING STATEMENTS

Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuer’s of such securities suffering financial losses; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, see “Interest Rate Risk Management” and “Liquidity and Capital Resources” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the year ended December 31, 2003.

Critical Accounting Policy

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, Management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company’s allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that Management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in our markets, including economic conditions in Southern California, South Korea and other Pacific Rim countries, and in particular, the state of certain industries. Size and complexity of individual credits in relation to lending officers’ background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodologies. As the Company adds new products, increases the complexity of its loan portfolio, and expands its geographic coverage, it will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “ – Financial Condition Summary – Allowance for Loan Losses.” Although Management believes the level of the allowance as of March 31, 2004 is adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

SUMMARY OF FINANCIAL DATA

Executive Overview

The Company’s strong growth continued in the first quarter of 2004. Consolidated net income for the first quarter of 2004 increased by 33% to a record of $3.3 million, or $0.20 per diluted share compared to $2.5 million or $0.16 per diluted share in the first quarter of 2003. (All per share figures have been adjusted to reflect the two-for-one stock split effective February 17, 2004.) The following were significant factors related to first quarter 2004 results as compared to 2003:

•	Our strong growth continued in the first quarter of 2004. Our total assets grew by 27% to $1.1 billion. This growth was mainly due to strong growth in our loan portfolio.

•	Strong growth in assets also resulted in record net income and revenues for the first quarter of 2004.

•	Our net interest margin improved to 4.02% in the first quarter of 2004 as compared to 3.94% in the 2003 first quarter due to the following:

a. Low interest-earning assets were replaced by higher yielding loans

b. 24% growth in average earning assets

•	Noninterest income showed growth of $966,000 or 31% compared with 2003 due to increases in SBA loan sales, higher fees charged on customer deposit accounts and an increase in loan servicing fees. New fee income-generating products such as the mortgage referral program, Bank Owned Life Insurance (‘BOLI’) and ATM funding program also helped to boost noninterest income.

•	During the first quarter of 2004, we recorded strong loan growth in commercial real estate loans, commercial business loans and trade finance loans. High growth in trade finance was as a result of management’s efforts to capitalize on improving trends in Asian Pacific trade volumes.

•	We increased our provision for loan losses to $850,000, during the first quarter of 2004 as compared to $400,000 for the same period of 2003, in response to strong loan growth. Our allowance for loan losses represented 1.15% of our gross loans at March 31, 2004 compared to 1.22% at March 31, 2003.

•	We further enhanced our asset quality. The ratio of nonperforming loans to total loans decreased to 0.37% at March 31, 2004, as compared to 0.41% at March 31, 2003 and 0.46% in December 2003.

•	Total deposits increased by 9% during the first quarter of 2004. The most significant increase in deposits since December 31, 2003 was a $55.3 million increase in time deposits over $100,000. This increase in time deposits over $100,000 was mainly due to $20 million of new brokered deposits and increased contributions from new branches

Our financial condition and liquidity remain strong. The following are important factors in understanding our financial condition and liquidity:

•	Under the regulatory framework for prompt corrective action, we continue to be “well-capitalized”;

•	We have replaced maturing short-term borrowings with low cost broker and branch deposits;

•	The Company declared its quarterly cash dividend of $0.04 per share;

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in our results for the first quarter ended March 31, 2004, the Company recorded net income of $3.3 million as compared to $2.5 million for the same period in 2003. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and net noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

Total interest and dividend income for the first quarter of 2004 increased 22% to $12.6 million compared with $10.3 million for the same period in 2003, primarily due to growth in earning assets. Growth was driven by average net loans. Average net loans increased $224.6 million or 41% for the first quarter of 2004 compared to the same period in 2003.

Total interest expense for the first quarter of 2004 increased by 7% to $3.2 million compared with $3.0 million for the same quarter in 2003. This increase was due to deposit growth partially offset by reduction in market rates set by the Federal Reserve Board of 25 basis points in June of 2003. Average interest bearing liabilities increased to $675.8 million during the first quarter of 2004 from $535.4 million in first quarter of 2003

Net interest income before provision for loan losses increased by $2.0 million for the first quarter of 2004 compared to the like quarter in 2003. Of this increase, approximately $3.2 million was due to volume change offset by $880,000 and $137,000 in rate and rate/volume changes, respectively. The average yield on loans for the first quarter of 2004 declined to 5.90% compared to 6.40% for the like quarter in 2003, a decrease of 50 basis points. The average investment portfolios for the first quarter of 2004 and 2003 were $123.1 million and $151.9 million, respectively. The average yields on the investment portfolio as of the first quarter of 2004 and 2003 were 3.50% and 3.94%, respectively.

The interest margin for the quarter equaled 4.02% compared to 3.94% for the same quarter of 2003. This increase in net interest margin was mainly attributable to the decreased cost of interest bearing liabilities, which decreased to 1.89% at March 31, 2004 from 2.25% in same period last year. Because of the strong loan demand, the Company replaced low yielding assets with higher yielding loans, which also contributed to improvement in net interest margin.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended March 31, 2004 and 2003:

Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended March 31,
	2004			2003
	(Dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[1]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [1]
Assets:
Interest-earning assets:
Loans [2]	$774,888	$11,375	5.90%	$550,301	$8,678	6.40%
Federal funds sold	23,671	61	1.04	27,954	85	1.23
Taxable investment securities:
U.S. Treasury	2,141	25	4.70	2,221	24	4.38
U.S. Governmental agencies debt securities	45,355	336	2.98	32,818	343	4.24
U.S. Governmental agencies mortgage backed securities	40,727	381	3.76	73,582	672	3.70
U.S. Governmental agencies collateralized mortgage obligations	—	—	0.00	5,921	55	3.77
Municipal securities	102	2	7.89	102	2	7.92
Other securities [3]	16,875	154	3.67	17,776	178	4.06

Total taxable investment securities:	105,200	898	3.43	132,420	1,274	3.90
Tax-advantaged investment securities [4]
Municipal securities	5,830	59	6.26	6,079	61	6.26
Others - Government preferred stock	12,050	113	5.19	13,384	142	5.92

Total tax-advantaged investment securities	17,880	172	5.54	19,463	203	4.23
Equity Stocks	2,578	25	3.90	817	6	2.98
Money market funds and interest-earning deposits	13,466	31	0.93	26,833	86	1.30

Total interest-earning assets	937,683	$12,562	5.39%	757,788	$10,332	5.53%

Non-interest earning assets:
Cash and due from banks	65,105			36,947
Bank premises and equipment, net	11,217			10,150
Customers’ acceptances outstanding	3,861			3,475
Accrued interest receivables	3,141			3,324
Other assets	23,734			8,689

Total noninterest-earning assets	107,058			62,585

Total Assets	$1,044,741			$820,373

[1]	Average rates/yields for these periods have been annualized.
[2]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in loan income were approximately $93,000 and $67,000, for the three months ended March 31, 2004 and 2003, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.
[3]	Other securities include U.S. government asset-backed securities, corporate trust preferred securities, and corporate debt securities.
[4]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended March 31,
	2004			2003
	(Dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[5]	Average Balance	Interest Income/ Expense	Annualized Average Rate Yield [5]
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$161,010	$550	1.37%	$158,380	$592	1.52%
Savings	61,849	463	3.01	47,603	337	2.87
Time certificates of deposit in:
Denominations of $100,000 or more	320,343	1,463	1.84	229,047	1,420	2.51
Other time certificates of deposit	75,325	345	1.84	84,220	490	2.36

	618,527	2,821	1.83	519,250	2,839	2.22
Other borrowed funds	38,672	169	1.76	16,197	127	3.18
Long-term subordinated debentures	18,557	183	3.90	—	—	—

Total interest-bearing liabilities	675,756	$3,173	1.89%	535,447	$2,966	2.25%

Non-interest-bearing liabilities:
Demand deposits	278,062			209,485
Other liabilities	10,791			8,416

Total non-interest bearing liabilities	288,853			217,901
Shareholders’ equity	80,132			67,025

Total liabilities and shareholders’ equity	$1,044,741			$820,373

Net interest income		$9,389			$7,366

Net interest spread [6]			3.50%			3.28%
Net interest margin [7]			4.02%			3.94%

Ratio of average interest-earning assets to interest-bearing liabilities			138.76%			141.52%

[4]	Average rates/yields for these periods have been annualized.
[6]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
[7]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The decrease in the ratio of average interest earning assets to interest bearing liabilities to 138.8% at March 31, 2004 from 141.52% in March 31, 2003, was primarily due to investments in the ATM funding program, investments in BOLI, and increased investment in affordable housing partnerships. Even though they are funded mostly with interest-bearing liabilities, these three types of investments are not classified as an interest-earning asset. The Company maintained $10 million in the ATM funding program, $10.0 million in BOLI, and increased its investment in affordable housing partnerships.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume), (ii) changes in interest rates (rate), and (iii) changes in both rate and volume (rate/volume):

	Three Months Ended March 31, 2004 vs. 2003 Increase (Decrease) Due to change In
Earning Assets	Volume	Rate[8]	Rate / Volume	Total
	(Dollars in thousands)
Interest Income:
Loans [9]	$3,571	$(672)	$(202)	$2,697
Federal funds sold	(13)	(14)	3	(24)
Taxable investment securities	(264)	(154)	42	(376)
Tax-advantaged securities [10]	(17)	(16)	2	(31)
Equity stocks	14	1	4	19
Money market funds and interest-earning deposit	(44)	(25)	14	(55)

Total earning assets	3,247	(880)	(137)	2,230

Interest Expense:
Deposits and borrowed funds
Money market and super NOW accounts	10	(56)	4	(42)
Savings deposits	102	16	8	126
Time deposits	507	(495)	(114)	(102)
Other borrowings	178	(58)	(78)	42
Long-term subordinated debentures	183	—	—	183

Total interest-bearing liabilities	980	(593)	(180)	207

Net interest income	$2,267	$(287)	$43	$2,023

[8]	Average rates/yields for these periods have been annualized.
[9]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in loan income were approximately $93,000, and $67,000, for the three months ended March 31, 2004, and 2003, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.
[10]	Yield on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

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

Because of the strong loan growth, the provision for loan losses for the quarter increased to $850,000 at March 31, 2004, as compared to a $400,000 provision for the prior year period. Considering the current economic climate and the significant growth in our loan portfolio, Management decided it would be prudent and sound to make this provision in order to maintain the allowance at 1.2% of total gross loans. Management believes that the $850,000 additional loan loss provision was adequate for the first three months of 2004. While Management believes that the allowance for loan losses at March 31, 2004 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimation, inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

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

For the first quarter of 2004, noninterest income grew 31% to $4.1 million compared to $3.1 million for the same quarter in 2003 and increased from 1.67% to 1.75% of average earning assets for the same periods.

The primary sources of recurring noninterest income continue to be customer service fee charges on deposit accounts and fees from trade finance transactions. Customer service fees increased by $304,000, or 19%, in the first quarter of 2004 compared to the same period last year. However, for the first quarter of 2004, customer service fees as a percentage of total noninterest income decreased to 47% compared to 52% for the first quarter of 2003. Fee increases implemented on customer deposit accounts and the higher number of account relationships from new branches, were the main contributors for the customer service fee income increase in 2004.

Fee income from trade finance transactions still remained the second largest source of our noninterest income, which increased to $703,000 for the first quarter of 2004, compared to $635,000 in the first quarter of 2003, due to increased levels of international trade activity by the Company’s customers in the periods under review.

The Company sold available-for-sale government securities during the first quarter of 2003 with a net gain of $247,000. There was no gain on sale on securities in the first quarter of 2004.

Because of the Management’s decision to sell SBA loans on a regular basis, the Company recorded a $377,000 gain in the first quarter of 2004, which did not apply to the same period of 2003. The Company sold $7.2 million of SBA loans during the first quarter of 2004.

As a result of SBA loan sales and retention of servicing rights, loan service fees increased by $266,000 or 93% to $551,000 for the first quarter of 2004, compared to $285,000 for the same quarter in 2003.

The new fee income generating products, including Center Bank’s mortgage referral program and the ATM funding program, helped to boost other income by $167,000 or 90% to $353,000 in the first quarter of 2004 as compared to $186,000 in 2003. Other income as a percentage of total noninterest income also increased to 9% for 2004 from 6% in the like period a year ago. In addition, the Company’s investment of $10.0 million in bank-owned life insurance (BOLI) in December 2003 generated $109,000 of noninterest income for the first quarter of 2004. BOLI income, which is not taxable, is generated by the increase in the cash surrender values of bank-owned life insurance policies net of the cost associated with mortality charges and certain consulting expenses.

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

Noninterest Income

	Three Months Ended March 31,
	2004		2003
	(Dollars in thousands)
	Amount	Percent of Total	Amount	Percent of Total
Customer service fees	$1,916	46.90%	$1,612	51.68%
Fee income from trade finance transactions	703	17.21	635	20.36
Wire transfer fees	185	4.53	154	4.94
Gain on sale of loans	377	9.23	—	—
Net gain on sale of securities available for sale	—	—	247	7.92
Other loan related service fees	551	13.49	285	9.14
Other income	353	8.64	186	5.96

Total noninterest income	$4,085	100.00%	$3,119	100.00%

As a percentage of average earning assets	1.75%		1.67%

Noninterest Expense

For the first quarter of 2004, noninterest expense increased 18% to $7.2 million, compared to $6.1 million for the same quarter in 2003. The increase in noninterest expense was attributable to increases in salaries and benefits, occupancy, data processing, and other operating expenses. On the other hand, noninterest expense as a percentage of average assets decreased to 3.09% in first quarter of 2004 as compared to 3.25% in same period in 2003.

The Company’s efficiency ratio, defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income, as a result of increases in interest and dividend income and other income improved to 53.48% for the first quarter of 2004 compared to 59.37% in the like quarter a year ago. This improvement was primarily the result of increased contributions from new branches, a shift in interest earning assets by using the prepayments from investment securities to finance higher yielding loans and the implementation of expense controls.

Compensation and employee benefits increased 16% to $3.7 million for the first quarter ended of 2004 compared to $3.2 million for the same quarter in 2003, but decreased as percentage of total noninterest expense to 51% from 52% in the like quarter year ago. This increase in the dollar volume was mainly due to expenses associated with the increased personnel to staff the new branches and normal salary increases.

Costs related to a new full-service branch office in Fullerton, California and a loan production office in Las Vegas and relocation of our Western branch Office increased occupancy cost by 22% to $537,000 in the first quarter of 2004 from $439,000 in same quarter last year.

For the quarter ended March 31, 2004, data processing expenses increased by 20% to $468,000 compared to $391,000 for the first quarter ended March 31, 2003. This increase was primarily related to an increase in the volume of transactions processed stemming from new business generated. Data processing expense as a percentage of total noninterest expense remained flat at 6% for the first quarters of 2004 and 2003.

For the first quarter of 2004, professional service fees decreased 45% to $144,000 compared to $262,000 for the same quarter last year and decreased from 4% to 2% of total noninterest expenses. The increase was primarily attributable to a decrease in legal fees.

Business promotion and advertising expenses decreased by 26% to $321,000 for the three months ended March 31, 2004 as compared to $431,000 in same period last year. This decrease was mainly due to lack of expenses recorded in 2003 related to Center Bank’s name change, targeted and sponsored advertising campaigns and branch network expansion. Business promotion and advertising expense as a percentage of total noninterest expense also decreased significantly in the first quarter of 2004 to 5% from 7% in first quarter of 2003.

During the first quarter of 2004, the Company recorded $540,000 of impairment loss of securities available for sale. This loss represents other than temporary decline in value charge for the floating rate agency preferred stocks.

For the quarter ended March 31, 2004, other operating expenses increased 25% or $136,000 to $677,000 as compared to $541,000 in the first quarter of 2003. This increase was primarily due to increase in the Company’s insurance cost and an increase in printing cost related to the Company’s annual report. The Company’s annual report printing cost was paid in second quarter in 2003 creating a timing difference for 2004.

All other noninterest expenses include furniture, fixture and equipment, stationery and supplies, telecommunications, postage, courier service and security service. For the first quarter of 2004, these noninterest expenses slightly decreased to $837,000 compared to $842,000 million for the same quarter in 2003. Additional expenses recorded in 2003 were primarily due to Center Bank’s name change and opening of new branches.

The following table sets forth the breakdown of noninterest expense for the periods indicated:

Noninterest Expense

	Three Months Ended March 31,
	2004		2003
	(Dollars in thousands)
	Amount	Percent of Total	Amount	Percent of Total
Salaries and benefits	$3,682	51.10%	$3,172	52.19%
Occupancy	537	7.45	439	7.22
Furniture, fixture, and equipment	321	4.45	323	5.31
Data processing	468	6.49	391	6.43
Professional services fees	144	2.00	262	4.31
Business promotion and advertising	321	4.45	431	7.09
Stationery and supplies	106	1.47	128	2.11
Telecommunications	126	1.75	127	2.09
Postage and courier service	129	1.79	121	1.99
Security service	155	2.15	143	2.35
Impairment loss of available for sale securities	540	7.49	—	—
Other operating expense	677	9.41	541	8.91

Total noninterest expense	$7,206	100.00%	$6,078	100.00%

As a percentage of average earning assets		3.09%		3.25%
Efficiency ratio		53.48%		59.37%

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

For the quarter ended March 31, 2004 and 2003, the provisions for income taxes were $2.1 million and $1.5 million representing effective tax rates of 38% and 37%, respectively. The primary reasons for the difference from the statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax favored investments in low-income housing, municipal obligations and agency preferred stocks. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $131,000 for the three months of 2004 compared to $125,000 for the three months ended in March 31, 2003.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax return. The Company’s deferred tax asset was $2.6 million as of March 31, 2004, and $3.0 million as of December 31, 2003. As of March 31, 2004, the Company’s deferred tax asset was primarily due to book reserves for losses on loans. Deferred tax assets were partially offset by unrecognized book gains from securities that are available for sale.

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

Interest Earning Short-Term Investments

The Company invests its excess available funds from daily operations in overnight Fed Funds and Money Market Funds. Money Market Funds are composed of mostly government funds and high quality short-term commercial paper. The Company can redeem the funds at any time. As of March 31, 2004 and December 31, 2003, the amounts invested in Fed Funds were $29.2 million and $41.6 million, respectively. The average yield earned on these funds was 1.04% for the first three months of 2004 compared to 1.23% for the same period last year. The Company invested $30.0 million and $22.4 million in Money Market Funds as of March 31, 2004 and December 31, 2003. The average balance and yield on money market funds were $13.5 million and 0.93% for the first three months of 2004 as compared to $26.8 million and 1.30% for the comparable period of 2003.

Investment Portfolio

As of March 31, 2004, investment securities totaled $114.6 million or 11% of total assets, compared to $125.5 million or 12% of total assets as of December 31, 2003. The decrease in the investment portfolio was due to: (i) $5.5 million in available-for-sale government agency securities called during the quarter, (ii) $1.0 million of held-to-maturity government securities matured during the period, and (iii) principal payment of $4.1 million on mortgage-backed securities.

As of March 31, 2004, available-for-sale securities totaled $100.6 million, compared to $110.1 million as of December 31, 2003. Available-for-sale securities as a percentage of total assets decreased to 9% as of March 31, 2004 from 11% as of December 2003. Held-to-maturity securities also decreased by $1.4 million to $14.0 million as of March 31, 2004, compared to $15.4 million as of December 31, 2003. The composition of available-for-sale and held-to-maturity securities remained unchanged at 88% and 12% at March 31, 2004, and at December 31, 2003, respectively. For the three months ended March 31, 2004, the yield on the average investment portfolio declined 44 basis points to 3.50% from 3.94% in the same quarter of 2003. During the first quarter of 2004, some of the Company’s government agency securities held in the available-for-sale category were called and proceeds were used to fund higher yielding loans.

The average balance of taxable investment securities decreased by 21% to $105.2 million for the three months ended March 31, 2004, compared to $132.4 million for the same period last year. The annualized average yield declined 47 basis points to 3.43% for the three months ended March 31, 2004, compared to 3.90% for the same period last year. The decrease was due to the Company’s strategy of using proceeds from investment securities to finance higher yielding loans to enhance profitability.

The average balance of tax-advantaged securities was $17.9 million and $19.5 million for the first quarter ended March 31, 2004 and 2003, respectively. The average yield on tax-advantaged securities for the three months ended March 31, 2004 was 3.87% compared to 4.23% for the same period last year. The tax-equivalent yield on these same securities for the three months ended March 31, 2004 was 5.54% compared to 6.03% for the same period last year. The decrease in yield on the tax advantage securities was primarily due to adjusting to the current lower rate, because these securities are adjustable rate securities.

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

Investment Portfolio

	As of March 31,		As of December 31
	2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury securities	$2,042	$2,128	$2,051	$2,148
U.S. Government agencies asset-backed securities	16	16	19	19
U.S. Government agencies securities	40,013	39,920	45,595	45,036
U.S. Government agencies mortgage-backed securities	30,068	30,183	33,898	33,964
Government agencies preferred stock	12,124	11,467	12,680	12,124
Corporate trust preferred securities	11,000	10,918	11,000	10,890
Corporate debt securities	5,703	5,970	5,705	5,945

Total available for sale	$100,966	$100,602	$110,948	$110,126

Held to Maturity:
U.S. Government agencies securities	$—	$—	$1,000	$1,012
U.S. Government agencies mortgage-backed securities	8,060	8,187	8,458	8,453
Municipal securities	5,932	6,304	5,932	6,191

Total held to maturity	$13,992	$14,491	$15,390	$15,656

Total investment securities	$114,958	$115,093	$126,338	$125,782

The following table summarizes, as of March 31, 2004, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield [11]	Amount	Yield [11]	Amount	Yield	Amount	Yield [11]	Amount	Yield [11]
Available for Sale (Fair Value):

U.S. Treasury securities	$—	0.00%	$2,128	4.72%	$—	0.00%	$—	0.00%	$2,128	4.72%
U.S. Government agencies asset-backed securities	3	1.42	13	3.17	—	0.00	—	0.00	16	2.84
U.S. Government agencies securities	—	0.00	39,920	2.72	—	0.00	—	0.00	39,920	2.72
U.S. Government agencies mortgage-backed securities	98	6.27	2,755	5.11	3,475	4.17	23,855	3.49	30,183	4.43
Government agencies preferred stock	5,933	3.15	5,534	1.25	—	0.00	—	0.00	11,467	2.20
Corporate trust preferred securities	—	0.00	—	0.00	—	0.00	10,918	2.98	10,918	2.98
Corporate debt securities	—	0.00	5,970	5.00	—	0.00	—	0.00	5,970	5.00

Total available for sale securities	$6,034	3.38	$56,320	3.20	$3,475	3.86	$34,773	3.34	$100,602	3.14

Held to Maturity (Amortized Cost):

U.S. Government agencies mortgage-backed securities	—	0.00	—	0.00	—	0.00	8,060	4.43	8,060	4.43

Municipal securities	300	3.54	1,697	4.21	3,488	4.20	447	3.65	5,932	4.13

Total held to maturity	$300	3.54	$1,697	4.21	$3,488	4.20	$8,507	4.39	$13,992	4.30

Total investment securities	$6,334	3.38%	$58,017	3.23%	$6,963	4.03%	$43,280	3.54%	$114,594	3.28%

[11]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

The following table shows the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2004.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S Government agencies securities	$27,767	$(215)	—	—	$27,769	$(215)
U.S. Government agencies mortgage-backed securities	15,877	(135)	—	—	15,877	(135)
Government agencies preferred stock	9,007	(657)	—	—	9,007	(657)
Corporate trust preferred securities	—	—	10,918	(83)	10,918	(83)

Total	$52,651	$(1,007)	$10,918	$(83)	$63,571	$(1,090)

As of March 31, 2004, the Company has total fair value of $63.6 million of securities with unrealized losses of $1.1million. The market value of securities which have been in a continuous loss position in 12 months or more totaled to $10.9 million with unrealized loss of $83,000.

Although the credit quality of the issuer of a floating rate agency preferred stock is not questioned, the interest rate environment has created an other than temporary decline in value of floating rate agency preferred stocks whose fair market value has been lower than its cost basis for over twelve months and therefore a $540,000 other than temporary decline in value charge was taken in March 2004.

All individual securities that have been in a continuous unrealized loss position for twelve months or longer at March 31, 2004 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long term investment grade status at March 31, 2004. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, the Company has the ability, and management intends, to hold these securities until their fair values recover to cost.

Loan Portfolio

The Company continued to experience moderate loan growth during the first quarter of 2004. Net loans increased $79.1 million, or 11%, to $796.1 million at March 31, 2004, as compared to $717.0 million at December 31, 2003. The increase in loans was funded primarily through deposit growth coming from established branches. While Management believes that it can continue to leverage the Company’s current infrastructure to achieve similar or greater growth in loans for the remainder of the year, no assurance can be given that such growth will in fact occur. Net loans as of March 31, 2004, represented 75% of total assets, compared to 70% as of December 31, 2003.

The growth in net loans is comprised primarily of net increases in real estate commercial loans of $41.9 million or 11%, commercial loans of $22.5 million or 15%, trade finance loans of $14.3 million or 23% and SBA loans of $1.1 million or 2%. Partially offsetting the growth in these loan categories was a net decrease in construction loans of $1.1 million or 6%.

As of March 31, 2004, commercial real estate continued to be the largest component of the Company’s total loan portfolio with loans totaling $426.8 million, representing 53% of total loans, compared to $384.8 million or 53% of total loans at December 31, 2003. The increase in commercial real estate loans resulted from Management’s efforts to promote this segment of the portfolio, as such loans involve a somewhat lesser degree of risk than certain other loans in the portfolio due to the nature and value of the collateral.

Trade finance loans increased by $14.3 million or 23% to $76.2 million at March 31, 2004 from $61.9 million at December 31, 2003. This increase in trade finance loans was mainly due to Management’s efforts to capitalize on improving trends in the Asia Pacific trade volumes and a new trade finance team brought in 2003.

The Company adopted a new practice in the later part of 2003 of selling SBA loans every quarter. The Company sold $7.2 million of SBA loans in first quarter of 2004, and retained the obligation to service the loans for a servicing fee and to maintain customer relations. As of March 31, 2004, the Company was servicing $96.3 million of sold SBA loans, compared to $91.5 million of sold SBA loans as of December 31, 2003. SBA loans as a percentage of total loans slightly decreased to 8% in first quarter of 2004 as compared to 9% in 2003, primarily due to increased sale volume in 2004.

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	March 31, 2004		December 31, 2003
	Amount	Percent of Total	Amount	Percent of Total
	Dollars in thousands
Real Estate
Construction	$17,396	2.15%	$18,464	2.53%
Commercial [12]	426,770	52.79	384,824	52.81
Commercial
Korean Affiliate Loans [13]	11,820	1.46	14,865	2.04
Other commercial loans	158,024	19.55	132,503	18.18
Trade Finance [14]
Korean Affiliate Loans	3,277	0.41	3,899	0.54
Other trade finance loans	72,938	9.02	57,987	7.96
SBA	43,590	5.39	41,633	5.71
SBA held for sale[15]	23,959	2.96	24,854	3.41
Other [16]	89	0.01	179	0.02
Consumer:	50,627	6.26	49,530	6.80

Total Gross Loans	808,490	100.00%	728,738	100.00%

Less:
Allowance for Loan Losses	(9,278)		(8,804)
Deferred Loan Fees	(441)		(331)
Discount on SBA Loans Retained	(2,640)		(2,595)

Total Net Loans	$796,131		$717,008

[12]	Real estate commercial loans are loans secured by first deeds of trust on real estate
[13]	Consists of loans to U.S. affiliates or branches of Korean companies.
[1][4]	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.
[1][5]	SBA loans held for sale is stated at the lower of cost or market.
[16]	Consists of transactions in process and overdrafts.

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

The following table sets forth the amounts of outstanding balances in the above three categories for South Korea:

Loans and Commitments Involving Korean Country Risk

Category	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Commercial loans to U.S. affiliates or branches of Korean companies	$4,259	$9,575
Unused commitments for loans to U.S. affiliates of Korean companies	15,323	4,701
Acceptances with Korean Banks	78	9,347
Standby letters of credit issued by banks in South Korea	14,697	12,599

Total	$34,357	$36,222

Loans and commitments involving direct exposure to the Korean economy totaled $34.4 million or 4% of total loans and commitments and $36.2 million or 4% of total loans and commitments as of March 31, 2004 and December 31, 2003, respectively. The Company’s level of loans and commitments involving such exposure at March 31, 2004 has decreased as compared to December 31, 2003 due to a $9.3 million decrease in acceptances with Korean Banks and $5.3 million decrease in commercial loans to U.S. affiliates or branches of Korean Companies. These increases was partially offset by a $10.6 million increase in unused commitments for loans to U.S. affiliates of Korean Companies and a $2.1 million standby letters of credit issued by banks in South Korea.

In addition to the loans included in the above table, which involve direct exposure to the Korean economy, the Company also makes loans to many U.S. business customers in the import or export business whose operations are indirectly affected by the economies of various Pacific Rim countries including South Korea. As of March 31, 2004, loans outstanding involving indirect country risk totaled $23 million, or 2.9% of the Company’s total loans, and loans and commitments involving indirect country risk totaled $79.8 million, or 8.5% of the Company’s total loans and commitments. “Indirect country risk” is defined as the risk associated with loans to such U.S. businesses, which are dependent upon foreign countries for business and trade. Of the $79.8 million in total loans and commitments involving indirect country risk, approximately 65% involve borrowers doing business with Korea, with the remaining percentages to other individual Pacific Rim countries being relatively small in relation to the total indirect loans involving country risk. As a result, with the exception of South Korea, the Company does not believe it has significant indirect country risk exposure to any other specific Pacific Rim country.

Of the total loans outstanding and commitments involving indirect country risk identified above, approximately 43% of such loans and commitments were to businesses which import goods from Korea and 19% were loans or commitments to businesses which export goods to Korea.

Off-Balance Sheet Arrangements

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit totaled $158.8 million at March 31, 2004 as compared to $139.4 million at December 31, 2003, although it is expected that not all these commitments will ultimately be drawn upon. These commitments represented 20% and 19% of outstanding gross loans at each of the dates noted, respectively. The Company’s stand-by letters of credit at March 31,2004 and December 31, 2003 were $6.7 million and $6.2 million, respectively. Thus represented 4% of total commitments at March 31, 2004 and December 31, 2003.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted since there is no guarantee that the lines of credit will ever be used. For more information regarding to the Company’s off-balance sheet arrangements, see Note 10 to the financial statements located elsewhere herein.

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

Management’s classification of a loan as nonaccrual or restructured is an indication that there is reasonable doubt as to the full collectibility of principal and/or interest on the loan. At this point, the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid. If the loan deteriorates further due to a borrower’s bankruptcy or similar financial problems, unsuccessful collection efforts or a loss classification by regulators or auditors, the remaining balance of the loan is then charged off. These loans may or may not be collateralized, but collection efforts are continuously pursued. Total nonperforming loans were $3.0 million and $3.3 million as of March 31, 2004 and December 31, 2003. The slight decrease in nonperforming loans was mainly due to a $435,000 decrease in nonperforming construction loans. This was related to one large participated construction loan in the amount of $2.3 million. Construction has been completed and the hotel is operational, but as part of the possible restructuring agreement, the borrower is demanding additional funds. The participated lending group is in the process of selling this note. The Company charged off $435,000 of this construction loan in the first quarter of 2004. Nonperforming assets as a percentage of total loans and other real estate owned improved to 0.37% as of March 31, 2004 compared to 0.46% at December 31, 2003. Total nonperforming loans increased by $603,000 to $3.0 million in the first quarter of 2004 from $2.4 million in the first quarter of 2003. This increase was primarily due to one previously mentioned construction loan.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	March 31, 2004	December 31, 2003	March 31, 2003
	(Dollars in Thousands)
Nonaccrual loans:
Real estate:
Construction	$1,814	$2,249	$—
Commercial	—	—	42
Commercial:
Korean Affiliate Loans	—	—	—
Other commercial loans	793	756	902
Consumer	84	25	100
Trade finance:
Korean Affiliate Loans	—	—	—
Other trade finance loans	100	102	87
SBA	227	195	1,254
Other [17]	—	—	—

Total	3,018	3,327	2,385
Loans 90 days or more past due (as to principal or interest) still accruing:
Total	—	—	—
Restructured loans: [18]
Total	—	—	—

Total nonperforming loans	3,018	3,327	2,385
Other real estate owned	—	—	—

Total nonperforming assets	$3,018	$3,327	$2,385

Nonperforming loans as a percentage of total loans	0.37%	0.46%	0.41%
Nonperforming assets as a percentage of total loans and other real estate owned	0.37%	0.46%	0.41%
Allowance for loan losses to nonperforming loans	307.42%	264.62%	300.94%

[17]	Consists of transactions in process and overdrafts
[18]	A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

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

The following table provides information on impaired loans for the periods indicated:

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Impaired loans with specific reserves	$4,670	$5,160
Impaired loans without specific reserves	1,453	1,021

Total impaired loans	6,123	6,181
Allowance on impaired loans	(612)	(825)

Net recorded investment in impair loans	$5,511	$5,356

Average total recorded investment in impaired loans	$6,417	$4,343
Interest income recognized in impaired loans on a cash basis	$31,000	$235,000

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

The following table sets forth the composition of the allowance for loan losses as of March 31, 2004 and December 31, 2003:

	As of March 31, 2004	As of December 31, 2003
	(Dollars in thousands)
Composition of Allowance for Loan Losses
Specific (Impaired loans).	$612	$825
Formula (non-homogeneous)	7,569	7,085
Homogeneous	316	302
Country risk exposure	781	592

Total allowance and reserve	$9,278	$8,804

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses	(Dollars in thousands)
	March, 31 2004	December 31, 2003	March, 31 2003
Balances:
Average total loans outstanding during period [19]	$784,072	$620,302	$557,259
Total loans outstanding at end of period [19]	$805,409	$725,812	$587,638
Allowance for Loan Losses:
Balance at beginning of period	$8,804	$6,760	$6,760
Charge-offs
Real Estate
Construction	435	—	—
Commercial	—	—	—
Commercial:
Korean Affiliate Loans	—	—	—
Other commercial loans	—	903	67
Consumer	3	225	27
Trade Finance:
Korean Affiliate Loans	—	—	—
Other trade finance loans	—	—	—
SBA	—	126	—
Other	—	—	—

Total charge-offs	438	1,254	94

Recoveries
Real estate
Construction	—	—	—
Commercial	—	—	—
Commercial:
Korean Affiliate Loans	—	425	53
Other commercial loans	16	144	14
Consumer	29	40	39
Trade finance:
Korean Affiliate Loans	—	—	—
Other trade finance loans	—	545	1
SBA	17	144	4
Other	—	—	—

Total recoveries	62	1,298	111

Net loan charge-offs and (recoveries)	376	(44)	(17)

Provision for loan losses	850	2,000	400

Balance at end of period	$9,278	$8,804	$7,177

Ratios:
Net loan charge-offs to average total loans	0.05%	(0.01)%	(0.00)%
Provision for loan losses to average total loans	0.11	0.32	0.07
Allowance for loan losses to gross loans at end of period	1.15	1.21	1.22
Allowance for loan losses to total nonperforming loans	307.42	264.62	300.94
Net loan charge-offs to allowance for loan losses at end of period	4.05	(0.50)	(0.24)
Net loan charge-offs to provision for loan losses	44.24%	(2.20)%	(4.25)%

[19]	Total loans are net of deferred loan fees and discount on SBA loans sold.

The allowance for loan losses was $9.3 million as of March 31, 2004, compared to $8.8 million at December 31, 2003. The Company recorded a provision of $850,000 for the first three months of 2004. In addition, the Company has a $95,000 reserve for losses on commitments to extent credit. For the three months ended March 31, 2004, the Company charged off $438,000 and recovered $62,000, resulting in net charge-offs of $376,000, compared to net recoveries of $17,000 for the same period in 2003. The allowance for loan losses remained at 1.2% of total gross loans at March 31, 2004 and December 31, 2003. The Company provides an allowance for the new credits based on the migration analysis discussed previously. Because of the improving quality of assets, the ratio of the allowance for loan losses to total nonperforming loans increased to 307.4% as of March 31, 2004 compared to 264.6% as of December 31, 2003 and 300.9% at March 31, 2003. Management believes that the ratio of the allowance to nonperforming loans at March 31, 2004 was adequate based on its overall analysis of the loan portfolio.

The balance of the allowance for loan losses increased to $9.3 million as of March 31, 2004 compared to $8.8 million as of December 31, 2003. This increase was mainly due to a $484,000 increase in formula (non-homogeneous) allowance and $189,000 increase in country risk exposure and $14,000 increase in homogeneous allowance. Formula and country risk allowances were increased due to loan growth. These increases were partially offset by a decrease in specific reserve of $213,000. The Company increased its specific reserve to cover future losses on one large participated construction loan at December 31, 2003. This loan was partially charge-off in first quarter of 2004 as a result specific reserve decreased by the charged-off amount.

The provision for loan losses for the quarter was $850,000, an increase of 113%, compared to $400,000 for the same period in 2003. This increase was due to the significant growth in our loan portfolio, Management decided it would be prudent and sound to maintain the allowance at its current level of 1.2% of total gross loans.

Management believes the level of allowance as of March 31, 2004 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the quarter. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require in increased provisions for loan losses in the future.

Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, Management performs an ongoing assessment of the risks inherent in the portfolio. Real estate is the principal collateral for the Company’s loans.

Other Assets

Other assets increased by $932,000 to $6.9 million as of March 31, 2004 compared to $5.9 million at December 31, 2003. The increase principally reflects servicing assets, and the fair value of the interest rate swaps in the amounts of $534,000 and $143,000, respectively.

Deposits

An important balance sheet component affecting the Company’s net interest margin is its deposit base. The Company’s average deposit cost decreased to 1.83% during the first three months of 2004, compared to 2.22% in 2003. The 25 basis points decline in market rates in June 2003, brought about by the decreases in short term rates set by the Federal Reserve Board, caused the average rates paid on deposits and other liabilities to decline. The U.S. economy is currently in a historically low interest rate environment, and Management sees some merit in wholesale funding sources, to extend liability duration at reasonable costs, utilizing medium to long-term brokered deposits and Federal Home Loan Bank advances.

The Company can deter, to some extent, the rate hunting customers who demand high cost CDs because of local market competition using wholesale funding sources. The Company replaced $20.0 million of high cost deposits with lower cost broker deposits in first quarter of 2004. Total brokered CDs were $21.6 million as of March 31, 2004, with the maturities ranging from three to twelve months. With interest rates relatively low, the Company has extended the duration of its liabilities using wholesale funding sources to protect its net interest margin going forward in the event that interest rates begin to rise. In addition, the Company maintained a $60.0 million time certificate of deposit with the State of California as of March 31, 2004, which remained unchanged as compared to December 31, 2003. The deposit has been renewed every 3 to 6 months.

Total deposits increased $78.7 million or 9% to $946.5 million at March 31, 2004 compared to $867.9 million at December 31, 2003. This increase in deposits reflected growth across all deposit categories. The biggest increase among deposit categories was time deposits over $100,000, which increased by, $55.3 million, or 18% during the first quarter of 2004. This increase was largely attributable to $20 million of new broker deposits and increased contributions from new branches, which opened in 2001 thru 2003. As of March 31, 2004, new branches held $263.3 million in total deposits. Deposit contribution by the new branches also increased to 28% of total deposits at March 31, 2004 as compared to 27% at December 31, 2003.

Information concerning the average balance and average rates paid on deposits by deposit type for the three months ended March 31, 2004 and 2003 is contained in the “Distribution, Yield and Rate Analysis of Net Income” tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses Federal Home Loan Bank of San Francisco (“FHLB”) advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowing was $9.6 million and $50.3 million, at March 31, 2004 and December 31, 2003, respectively. This decrease was due to Management’s decision to replace maturing short-term FHLB advances with brokered deposits and other deposits generated by the branches. Notes issued to the U.S. Treasury amounted $1.0 million as of March 31, 2004 compared to none as of December 31, 2003. The total borrowed amount outstanding at March 31, 2004 and December 31, 2003 was $10.7 million and $50.7 million, respectively.

In addition, the issuance of long-term subordinated debenture at the end of 2003 of $18.0 million in “pass-through” trust preferred securities created another source of funding.

Information regarding to the Company’s significant fixed and determinable contractual obligations, see Note 11 to the financial statements located elsewhere herein.

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

As of March 31, 2004, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 17%. Total available liquidity as of that date was $149.5 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed Funds Sold, Money Market Funds and uncollateralized securities. It is the Company’s policy to maintain a minimum liquidity ratio of 20%. The Company’s net non-core fund dependence ratio was 32.7% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $40 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The non-core fund dependence ratio was 30% with the assumption of $40 million as stable and core fund sources. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by the long-term assets. The Company had $21.6 million and $1.6 million in brokered deposits as of March 31, 2004 and December 31, 2003, respectively.

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

Gap analysis measures the repricing mismatches between assets and liabilities. The interest rate sensitivity gap is determined by subtracting the amount of liabilities from the amount of assets that reprice during a particular time interval. A liability sensitive position results when more liabilities than assets reprice or mature within a given period. Conversely, an asset sensitive position results when more assets than liabilities reprice within a given period. As of March 31, 2004, the Company was asset sensitive with a positive one-year gap of $150.4 million or 14.1% of total assets and 15.2% of earning assets.

The Company’s net interest income for the first quarter of 2004 increased by $475,000 due to interest rate swaps. At March 31, 2004, the fair value of the interest rate swaps was at a favorable position of $1,423,000 net of tax of $1,032,000, and is included in accumulated other comprehensive income. At March 31, 2004, the related asset on the interest rate swap of $2,455,000 was included in other assets.

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

The following table sets forth, as of March 31, 2004, the estimated impact of changes on the Company’s net interest income over a twelve-month period and NPV, assuming a parallel shift of 100 to 300 basis points in both directions.

Change (In Basis Points)	Net Interest Income (next twelve months)	% Change	NPV	% Change
	(Dollars in thousands)
+300	$48,983	21.55%	$80,585	-8.88%
+200	$44,609	10.70%	$83,728	-5.32%
+100	$42,590	5.68%	$85,596	-3.21%
Level	$40,299	0.00%	$88,435	0.00%
-100	$37,395	-7.21%	$90,048	1.82%
-200	$33,430	-17.05%	$92,272	4.34%
-300	$29,108	-27.77%	$94,127	6.44%

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

The Company’s historical strategies in protecting both net interest income and the economic value of equity from significant movements in interest rates have involved using various methods of assessing existing and future interest rate risk exposure and diversifying and restructuring its investment portfolio accordingly. The Company may use off-balance sheet instruments, such as interest rate swaps, as part of its overall goal of minimizing the impact of interest rate fluctuations on the Company’s net interest margin and its shareholders’ equity. As of March 31, 2004, including the newly entered interest rate swap, the Company had four interest rate swap agreements with a total notional amount of $85 million, wherein the Company receives a fixed rate of 6.89%, 6.25%, 5.51% and 6.25% at quarterly intervals, respectively. The Company pays a floating rate at quarterly intervals for all four interest rate swaps based on the Wall Street Journal published Prime Rate, on notional amounts of $20,000,000, $25,000,000, $20,000,000, and $20,000,000, respectively and these contracts mature on May 10, 2005, August 15, 2006, December 19, 2005, and August 25, 2007, respectively. At March 31, 2004, the Wall Street Journal published Prime Rate was 4.00 percent. The Company’s policies also permit the purchase of rate caps and floors, although the Company has not yet engaged in these activities.

CAPITAL RESOURCES

Shareholders’ equity as of March 31, 2004 was $81.9 million, compared to $78.3 million as of December 31, 2003. The primary sources of increases in capital have been retained earnings and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company is financially sound and able to support its growth from its retained earnings. Since inception, the Company has been reinvesting its earnings into its capital in order to support the Company’s continuous growth through the payment of stock rather than cash dividends.

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity.

According to the regulations, institutions whose Tier I risk based capital ratio, total risk based capital ratio and leverage ratio meet or exceed 6%, 10%, and 5%, respectively, are deemed to be “well-capitalized.” All of the Company’s capital ratios were well above the minimum regulatory requirements for a “well-capitalized” institution.

The following table compares the Company’s and Bank’s actual capital ratios at March 31, 2004, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Risk Based Ratios
Total Capital (to Risk-Weighted Assets)	12.24%	12.20%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	11.17%	11.12%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	9.26%	9.38%	4.00%	5.00%

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk is included as part of Part I, Item 2 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Market Risk/Interest Rate Risk Management”.

Item 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls - There were no significant changes in the Company’s internal controls over financial reporting or in other factors in the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On or about March 3, 2003, we were served with a complaint filed by Korea Export Insurance Corporation (“KEIC”) in Orange County, California Superior Court, entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. KEIC is seeking to recover alleged losses from a number of parties involved in international trade transactions that gave rise to bills of exchange financed by various Korean Banks but not ultimately paid. KEIC is seeking to recover damages of approximately $56 million from us based on a claim that we, in our capacity as a collecting bank for these bills of exchange, acted negligently in presenting and otherwise handling trade documents for collection. Initially, we moved to dismiss KEIC’s claims based on the pleadings. Our motion to dismiss was not granted, and we have answered KEIC’s complaint denying liability. We have also asserted claims against various other parties seeking indemnification to the extent we may be found liable, and also seeking damages. Two of the parties against whom we have made claims have made tort liability and indemnification claims against us (and other parties in the case). None of the claims against us or the other parties has yet been adjudicated, and the litigation is only in the preliminary stages. We are vigorously defending this lawsuit.

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

Item 2: CHANGES IN SECURITIES USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable

Item 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5: OTHER INFORMATION

Not applicable

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description
2.1	Plan of Reorganization and Agreement of Merger dated June 7, 2002 among California Center Bank, Center Financial Corporation and CCB Merger Company[1]

2.2	Branch Purchase and Assumption Agreement dated January 7, 2004[2]

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Restated Bylaws of Center Financial Corporation[1]

10.1	Employment Agreement between California Center Bank and Seon Hong Kim dated March 30, 2004

10.2	Amended and Restated 1996 Stock Option Plan (assumed by Registrant in the reorganization)

10.3	Lease for Corporate Headquarters Office[1]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[2]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[2]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[2]

11	Statement of Computation of Per Share Earnings (included in Note 7 to Consolidated Financial Statements included herein.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32.1	Certification of Periodic Financial Report (Section 906 Certification)

1	Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on June 14, 2002
2	Filed as an Exhibit to the Form 10-K filed with Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference

(b) Reports on Form 8-K

i)	A filing was made on April 22, 2004 of a press release dated April 21, 2004, reporting the Company’s financial results for the three months ended March 31, 2003.

ii)	A filing was made on February 25, 2004 of a press release dated February 20, 2004 relating to the signing of Memorandum of Understanding with Liberty Bank of New York.

iii)	A filing was made on February 2, 2004 of a press release dated January 22, 2004, relating to signing of definitive agreement to acquire the Chicago branch of Korea Exchange Bank

iv)	A filing was made on January 28, 2004 of a press release dated January 27, 2004, concerning earnings for the December 31, 2003 calendar quarter.

v)	A filing was made on January 7, 2004 of a press release dated January 5, 2004, concerning completion of trust preferred offering

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: May 12, 2004	/s/ Seon Hong Kim
Center Financial Corporation Seon Hong Kim President & Chief Executive Officer

Date: May 12, 2004	/s/ Yong Hwa Kim
Center Financial Corporation Yong Hwa Kim Senior Vice President & Chief Financial Officer