Form 10-Q
period 2004-06-30
CENTER FINANCIAL CORP
filed 2004-08-13
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of July 31, 2004, there were 16,144,456 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF JUNE 30, 2004 AND DECEMBER 31, 2003 (Unaudited)

	6/30/2004	12/31/2003
	(Dollars in thousands)
ASSETS
Cash and due from banks	$65,539	$76,926
Federal funds sold	46,010	41,635
Money market funds and interest-bearing deposits in other banks	40,000	22,400

Cash and cash equivalents	151,549	140,961

Securities available for sale, at fair value	103,414	110,126
Securities held to maturity, at amortized cost (fair value of $12,866 as of June 30, 2004 and $15,656 as of December 31, 2003)	12,856	15,390
Federal Home Loan Bank and other equity stock, at cost	3,826	2,578
Loans, net of allowance for loan losses of $10,044 as for June 30, 2004 and $8,804 as of December 31, 2003	848,769	692,154
Loans held for sale, at the lower of cost or market	20,411	24,854
Premises and equipment, net	11,160	11,063
Customers’ liability on acceptances	5,534	4,492
Accrued interest receivable	3,515	3,085
Deferred income taxes, net	4,142	3,033
Investments in affordable housing partnerships	3,944	3,665
Cash surrender value of life insurance	10,238	10,034
Goodwill	1,253	—
Intangible assets	453	—
Other assets	4,913	5,931

Total	$1,185,977	$1,027,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	330,672	268,534
Interest-bearing	731,237	599,331

Total deposits	1,061,909	867,865
Acceptances outstanding	5,534	4,492
Accrued interest payable	2,742	2,431
Other borrowed funds	11,726	50,671
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	3,213	5,089

Total liabilities	1,103,681	949,105
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,119,751 as of June 30, 2004 and 16,048,520 as of December 31, 2003	63,742	63,438
Retained earnings	19,445	14,186
Accumulated other comprehensive (loss) income, net of tax	(891)	637

Total shareholders’ equity	82,296	78,261

Total	$1,185,977	$1,027,366

See accompanying notes to consolidated interim financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (Unaudited)

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$12,029	$9,151	$23,404	$17,829
Interest on federal funds sold	102	118	163	203
Interest on taxable investment securities	754	995	1,652	2,269
Interest on tax-advantaged investment securities	131	174	303	377
Dividends on equity stock	37	18	62	24
Money market funds and interest-earning deposits	71	54	102	140

Total interest and dividend income	13,124	10,510	25,686	20,842
Interest Expense:
Interest on deposits	3,312	2,746	6,133	5,585
Interest on borrowed funds	101	127	270	254
Interest on long-term subordinated debenture	182	—	365	—

Total interest expense	3,595	2,873	6,768	5,839

Net interest income before provision for loan losses	9,529	7,637	18,918	15,003
Provision for loan losses	600	550	1,450	950

Net interest income after provision for loan losses	8,929	7,087	17,468	14,053
Noninterest Income:
Customer service fees	1,994	1,743	3,910	3,355
Fee income from trade finance transactions	915	640	1,618	1,275
Wire transfer fees	213	177	398	331
Gain on sale of loans	890	937	1,267	937
Net (loss) gain on sale of securities available for sale	(6)	93	(6)	340
Loan service fees	458	339	1,009	624
Other income	426	509	779	695

Total noninterest income	4,890	4,438	8,975	7,557
Noninterest Expense:
Salaries and employee benefits	3,675	3,435	7,357	6,607
Occupancy	672	504	1,209	943
Furniture, fixtures, and equipment	329	318	650	641
Data processing	506	443	974	834
Professional service fees	1,161	403	1,305	665
Business promotion and advertising	604	423	925	854
Stationery and supplies	127	176	233	304
Telecommunications	157	110	283	237
Postage and courier service	158	130	287	251
Security service	167	151	322	294
Impairment loss of securities available for sale	—	—	540	—
Other operating expenses	1,021	538	1,698	1,079

Total noninterest expense	8,577	6,631	15,783	12,709

Income before income tax provision	5,242	4,894	10,660	8,901
Income tax provision	2,043	1,815	4,114	3,297

Net income	$3,199	$3,079	$6,546	$5,604

Earnings per share:
Basic*	$0.20	$0.20	$0.41	$0.36

Diluted*	$0.20	$0.19	$0.40	$0.35

See accompanying notes to consolidated interim financial statements.

*	Adjusted for two for one stock split effective February 17, 2004.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2004 AND YEAR ENDED DECEMBER 31, 2003 (Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
	(In thousands)
BALANCE, JANUARY 1, 2003	14,246	$51,831	$11,704	$1,671	$65,206

Comprehensive income
Net income			11,652		11,652
Other comprehensive income
Change in unrealized gain, net of tax (benefit) expense of ($909) and $158 on:
Securities available for sale				(1,253)
Interest rate swap				219	(1,034)

Comprehensive income					10,618

Stock options exercised	652	1,836			1,836
Tax benefit from stock options exercised		1,245			1,245
Stock dividend	1,150	8,526	(8,526)
Cash dividend ($0.04* per share)			(641)		(641)

Cash paid for fractional shares			(3)		(3)

BALANCE, DECEMBER 31, 2003	16,048	63,438	14,186	637	78,261

Comprehensive income
Net income			6,546		6,546
Other comprehensive income
Change in unrealized gain, net of tax benefit of $(498) and $(611) on:
Securities available for sale				(686)
Interest rate swap				(842)	(1,528)

Comprehensive income					5,018

Stock options exercised	72	304			304
Cash dividend ($0.04* per share)			(1,287)		(1,287)

BALANCE, JUNE 30, 2004	16,120	$63,742	$19,445	$(891)	$82,296

See accompanying notes to consolidated financial statements.	(Continued)

*	Adjusted for two for one stock split effective February 17, 2004.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2004 AND YEAR ENDED DECEMBER 31, 2003 (Unaudited)

Disclosures of reclassification amounts for the six months ended June 30, 2004 and for the year ended December 31, 2003:

	6/30/2004	12/31/2003
	(Dollars in thousands)
Unrealized gain on securities available for sale:
Unrealized holding gain arising during period, net of tax benefit of $(498) in 2004 and $(770) in 2003	$(686)	$(1,062)
Less reclassification adjustments for gain included in net income, net of tax expense of $0 in 2004 and $139 in 2003	—	(191)

Net change in unrealized gain on securities available for sale, net of tax benefit of $(498) in 2004 and $(909) in 2003	(686)	(1,253)
Unrealized gain on interest rate swap:
Unrealized holding gain arising during period, net of tax (benefit) expense of $(611) in 2004 and $226 in 2003	(842)	312
Less reclassification adjustments for gain included in net income, net of tax expense of $0 in 2004 and $68 in 2003	—	(93)

Net change in unrealized gain on interest rate swap, net of tax (benefit) expense of $(611) in 2004 and $158 in 2003	(842)	219

Change in unrealized gain on securities available for sale and interest rate swap, net of tax	$(1,528)	$(1,034)

See accompanying notes to consolidated financial statements.	(Concluded)

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (Unaudited)

	06/30/2004	06/30/2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$6,546	$5,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	672	628
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	288	674
Provision for loan losses	1,450	950
Impairment of securities available for sale	540	—
Net gain on disposal of premises and equipment	99	—
Net (loss) gain on sale of securities available for sale	6	(340)
Originations of SBA loans held for sale	(10,717)	(16,214)
Gain on sale of SBA loans	(1,267)	(937)
Proceeds from sale of SBA loans	22,113	14,835
Federal Home Loan Bank stock dividend	(32)	(19)
Increase in accrued interest receivable	(409)	(36)
Net increase in cash surrender value of life insurance policy	(204)	—
Increase in other assets	(413)	(487)
Increase in accrued interest payable	272	29
(Decrease) increase in accrued expenses and other liabilities	(2,536)	2,520

Net cash provided by operating activities	16,408	7,207

Cash flow from investing activities:
Purchase of securities available for sale	(9,477)	(47,157)
Proceeds from principal repayment, matured, or called securities available for sale	14,066	26,802
Proceeds from sale of securities available for sale	119	18,340
Purchase of securities held to maturity	—	(300)
Proceeds from matured, called or principal repayment on securities held to maturity	2,521	1,451
Purchase of Federal Home Loan Bank and other equity stock	(1,216)	(91)
Net increase in loans	(156,208)	(78,750)
Proceeds from recoveries of loans previously charged off	468	285
Purchases of premises and equipment	(862)	(1,081)
Cash acquired from purchase of Chicago branch	3,848	—
Net increase in investments in affordable housing partnerships	(279)	(117)

Net cash used in investing activities	(147,020)	(80,618)

Cash flow from financing activities:
Net increase in deposits	181,128	67,100
Net decrease in other borrowed funds	(38,945)	(409)
Proceeds from stock options exercised	304	508
Payment of cash dividend	(1,287)	(3)

Net cash provided by financing activities	141,200	67,196

Net increase (decrease) in cash and cash equivalents	10,588	(6,215)
Cash and cash equivalents, beginning of year	140,961	114,377

Cash and cash equivalents, end of year	$151,549	$108,162

Supplemental disclosure of cash flow information:
Interest paid	$6,457	$5,810
Income taxes paid	$5,217	$2,594
Supplemental schedule of noncash investing, and financing activities:
Loans made to facilitate the sale of other real estate owned	$—	$—
Transfer of retained earnings to common stock for stock dividend	$—	$8,526
Purchase of Chicago Branch		$—
Fair value of asset acquired	$12,363	$—
Fair value of liabilities assumed	$13,616	$—
Purchase price of acquisition	$—	$—
Goodwill created	$1,253	$—

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. THE BUSINESS OF CENTER FINANCIAL CORPORATION

Center Financial Corporation (“Center Financial”) was incorporated on April 19, 2000 as a California corporation initially under the name of “Center Financial Services” to be a subsidiary of Center Bank (the “Bank”), and was subsequently renamed Center Financial Corporation to become the bank holding company for the Bank. Center Financial acquired all of the issued and outstanding shares of the Bank in October 2002. Currently, Center Financial’s direct subsidiaries include the Bank and Center Capital Trust I (discussed below) and Center Financial exists primarily for the purpose of holding the stock of the Bank and of its other subsidiaries. Center Financial, the Bank, Center Capital Trust I and the subsidiary of the Bank (“CB Capital Trust”) discussed below, are collectively referred to herein as the “Company.”

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters is located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank is a community bank providing comprehensive financial services for small to medium sized business owners, mostly in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is the greater Los Angeles metropolitan area, including Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has fourteen full-service branch offices located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all 13 branches as de novo branches. On April 26, 2004, the Company completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch, the Bank’s first out-of-state branch, which will focus on the Korean-American niche market in Chicago. The Company assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Bank also operates five Loan Production Offices (“LPO’s”) in Phoenix, Seattle, Denver, Washington D.C. and Las Vegas. The Company opened its fifth LPO in Nevada in October 2003.

Additionally, CB Capital Trust, a Maryland real estate investment trust, was formed as a subsidiary of the Bank in August 2002 with the primary business purpose of investing in the Bank’s real estate-related assets and thereby ultimately reducing the Company’s state taxes and thereby increasing net earnings, although it is currently uncertain whether any such tax savings will be available. The Company may use CB Capital Trust as a vehicle to raise additional capital in the future. CB Capital Trust was capitalized in September 2002, whereby the Bank exchanged real estate related assets for 100% of the common stock of CB Capital Trust.

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

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments which are, in the opinion of Management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three and six months ended June 30, 2004 are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. This new guidance for determining whether impairment is other-than-temporary is effective for reporting periods beginning after June 15, 2004. Adoption of this standard may cause the Company to recognize impairment losses in the Consolidated Statements of Operations which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates. Since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard is not expected to have a significant impact on stockholders’ equity.

5. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank and the Treasury, Tax, and Loan Investment Program, which is administered by the Federal Reserve Bank. Borrowed funds totaled $11.7 million and $50.7 million at June 30, 2004 and December 31, 2003, respectively. Interest expense on total borrowed funds was $270,000 for the six months ended June 30, 2004, compared to $254,000 for the six months ended 2003, reflecting average interest rates of 2.18%, and 3.19%, respectively.

As of June 30, 2004, borrowed funds from the Federal Home Loan Bank of San Francisco with note original terms from 1 year to 15 years amounted to $9.5 million. Notes are amortizing at predetermined schedules over the life of notes. The Company has pledged government agencies available for sale securities of $6.0 million at June 30, 2004. The Company also pledged commercial and multifamily loans totaling $163.0 million at June 30, 2004 for current and future FHLB borrowings. Total interest expense on the notes was $265,000 and $249,000 for the six months ended June 30, 2004 and 2003, reflecting average interest rates of 2.27% and 3.38%, respectively.

Borrowings obtained from the Treasury, Tax, and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged mortgage-backed securities held-to-maturity with a total carrying value of $3.4 million at June 30, 2004 as collateral to participate in the program. The total borrowed amount under the program outstanding at June 30, 2004 was $2.0 million. No balance was outstanding at December 31, 2003. Interest expense on notes was $4,500 and $5,000 for the six months ended June 30, 2004 and 2003, respectively, reflecting average interest rates of 0.76% and 2.13% respectively.

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

7. EARNINGS PER SHARE

The actual number of shares outstanding at June 30, 2004, was 16,119,751. Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated on the basis of weighted average shares outstanding during the period plus shares issuable upon assumed exercise of outstanding common stock options.

The following table sets forth the Company’s earnings per share calculation for the three and six months ended June 30, 2004 and 2003:

	For the Three Months Ended June 30,
	2004			2003
	(In thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$3,199	16,092	$0.20	$3,079	15,710	$0.20
Effect of dilutive securities:
Stock options	—	517	$—	—	429	$(0.01)

Diluted earnings per share*	$3,199	16,609	$0.20	$3,079	16,139	$0.19

*	Adjusted for two for one stock split effective February 17, 2004.

	For the Six Months Ended June 30,
	2004			2003
	(In thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$6,546	16,070	$0.41	$5,604	15,449	$0.36
Effect of dilutive securities:
Stock options	—	403	$(0.01)	—	386	$(0.01)

Diluted earnings per share*	$6,546	16,473	$0.40	$5,604	15,835	$0.35

*	Adjusted for two for one stock split effective February 17, 2004.

8. CASH DIVIDENDS

On July 14, 2004, the Board of Directors declared a quarterly cash dividend of 4 cents per share. This cash dividend will be paid on August 16, 2004 to shareholders of record as of July 30, 2004.

9. STOCK BASED COMPENSATION

At June 30, 2004, the Company had stock-based employee compensation plans, which are described more fully in Note 13 in Center Financial’s Annual Report on Form 10-K. The Company applies the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date the option is granted. The following table presents the pro forma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except earnings per share)
Net income, as reported	$3,199	$3,079	$6,546	$5,604
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	91	84	170	156

Pro forma net income	$3,108	$2,995	$6,376	$5,448

Earning per share

Basic - as reported*	$0.20	$0.20	$0.41	$0.36
Basic - pro forma*	$0.20	$0.19	$0.40	$0.35

Diluted - as reported*	$0.20	$0.19	$0.40	$0.35
Diluted - pro forma*	$0.19	$0.18	$0.39	$0.34

*	Adjusted for two for one stock split effective February 17, 2004.

The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	06/30/2004	06/30/2003	06/30/2004	06/30/2003
Dividend Yield	1.07%	N/A	1.07	N/A
Volatility	18%	24%	18%	24%
Risk-free interest rate	3.3%	4.9%	3.3%	4.9%
Expected life	3-5 years	3-5 years	3-5 years	3-5 years

10. GOODWILL AND INTANGIBLES

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, SFAS No. 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. We adopted SFAS No. 142 on January 1, 2002.

In April 2004, the Company purchased the Chicago branch of Korea Exchange Bank and recorded goodwill of $1.3 million and a core deposit intangible of $453,000, net of amortization. We amortize premiums on acquired deposits using the straight-line method over 5 to 9 years. Amortization expense for core deposit intangible was $9,000 for the six months ended June 30, 2004. Estimated amortization expense for core deposit intangible for the remainder of 2004 and five succeeding fiscal years as follows:

Dollars in thousands
2004 (remaining six months)	$27
2005	53
2006	53
2007	53
2008	53
2009 thereafter	214

11. COMMITMENTS AND CONTINGENCIES

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at June 30, 2004 and December 31, 2003 follows:

Outstanding Commitments (Dollars in thousands)

	June 30, 2004	December 31, 2003
Loans	$155,935	$113,950
Standby letters of credit	6,992	6,165
Performance bonds	93	112
Commercial letters of credit	31,953	19,135

12. CONTRACTUAL OBLIGATIONS

The following table presents, as of June 30, 2004, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
	(Dollars in Thousands)
Debt obligations	$4,207	$4,000	$—	$22,076	$30,283

Operating lease obligations	1,740	2,397	981	1,584	6,702

Total contractual obligations	$5,947	$6,397	$981	$23,660	$36,985

13. DERIVATIVE FINANCIAL INSTRUMENTS

The Company has identified certain variable-rate loans as a source of interest rate risk to be hedged in connection with the Company’s overall asset-liability management process. As these loans have contractually variable rates, there is a risk of fluctuation in interest income as interest rates rise and fall in future periods. In response to this identified risk, the Company uses interest rate swaps as a cash flow hedge to hedge the interest rate risk associated with the cash flows of the specifically identified variable-rate loans. To qualify for hedge accounting, the Company must demonstrate that at the inception of the hedge and on an on-going basis the changes in the fair value of the hedging instrument are expected to be perfectly effective in offsetting related changes in the cash flows of the hedged loans due to the matched terms in both the interest rate swap and the hedged loans. Accordingly, the accumulated change in the fair value of the cash flow hedge is recorded in a separate component of shareholders’ equity, net of tax, while ineffective portions are recognized in earnings immediately. Revenues or expenses associated with the interest rate swaps are accounted for on an accrual basis and are recognized as adjustments to interest income on loans, based on the interest rates currently in effect for the interest rate swap agreements.

The following table provides information as of June 30, 2004, on the Company’s outstanding derivatives:

Description	Notional Value	Period	Fixed Receiving Rate	Floating Paying Rate
(Dollars in thousands)
Interest Rate Swap I	$20,000	05/02-05/05	6.89%	WSJ Prime	*
Interest Rate Swap II	$25,000	08/02-08/06	6.25%	WSJ Prime	*
Interest Rate Swap III	$20,000	12/02-12/05	5.51%	WSJ Prime	*
Interest Rate Swap IV	$20,000	08/03-08/07	6.25%	WSJ Prime	*

(*)	At June 30, 2004, the Wall Street Journal published Prime Rate was 4.25 percent

The Company has entered into interest rate swaps to hedge the interest rate risk associated with the cash flows of specifically identified variable-rate loans. As of June 30, 2004, the Company had four interest rate swap agreements with a total notional amount of $85 million. Net interest income of $475,000 and $950,000 was recorded for the three months and six months ended June 30, 2004, respectively as compared to $445,000 and $883,000 for the corresponding periods last year. At June 30, 2004, the fair value of the interest rate swaps was at a favorable position of $271,000 net of tax of $197,000, and is included in accumulated other comprehensive income. At June 30, 2004, the related asset on the interest rate swap of $468,000 was included in other assets. The fair value of the interest rate swaps decreased as a response to rising interest rates, as well as approaching maturity dates.

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

14. BUSINESS SEGMENTS

Our Management utilizes an internal reporting system to measure the performance of our various operating segments. We have identified three principal operating segments for purposes of management reporting: banking operations, trade finance (“TFS”), and small business administration (“SBA”). Information related to our remaining centralized functions and eliminations of inter-segment amounts have been aggregated and included in banking operations. Although all three operating segments offer financial products and services, they are managed separately based on each segment’s strategic focus. The banking operation segment focuses primarily on commercial and consumer lending and deposit operations throughout our branch network. The TFS segment allows our import/export customers to handle their international transactions. Trade finance products include the issuance and collection of letters of credit, international collection, and import/export financing. The SBA segment provides our customers with the U.S. SBA guaranteed lending program.

Operating segment results are based on our internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses. Net interest income is based on our internal funds transfer pricing system which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. We allocate indirect costs, including overhead expense, to the various segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. We allocate the provision for loan losses based on new loan originations for the period. We evaluate overall performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

Future changes in our management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods have been restated for comparability for changes in management structure or reporting methodologies.

The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30, 2004
	(Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$10,323	$1,317	$1,484	$13,124
Interest expense	3,397	198	—	3,595

Net interest income	6,926	1,119	1,484	9,529
Provision for loan losses	531	77	(8)	600

Net interest income after provision for loan losses	6,395	1,042	1,492	8,929
Other operating income	3,144	831	915	4,890
Other operating expenses	7,178	964	435	8,577

Segment pretax profit	$2,361	$909	$1,972	$5,242

Segment assets	$956,973	$120,484	$108,520	$1,185,977

	Three Months Ended June 30, 2003
	(Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$8,484	$849	$1,177	$10,510
Interest expense	2,676	197	—	2,873

Net interest income	5,808	652	1,177	7,637
Provision for loan losses	257	83	210	550

Net interest income after provision for loan losses	5,551	569	967	7,087
Other operating income	2,834	694	910	4,438
Other operating expenses	5,974	477	180	6,631

Segment pretax profit	$2,411	$786	$1,697	$4,894

Segment assets	$709,462	$76,162	$106,820	$892,444

	Six Months Ended June 30, 2004
	(Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$20,032	$2,639	$3,015	$25,686
Interest expense	6,384	384	—	6,768

Net interest income	13,648	2,255	3,015	18,918
Provision for loan losses	1,127	242	81	1,450

Net interest income after provision for loan losses	12,521	2,013	2,934	17,468
Other operating income	6,209	1,509	1,257	8,975
Other operating expenses	13,321	1,637	825	15,783

Segment pretax profit	$5,409	$1,885	$3,366	$10,660

Segment assets	$956,973	$120,484	$108,520	$1,185,977

	Six Months Ended June 30, 2003
	(Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$16,891	$1,619	$2,332	$20,842
Interest expense	5,445	394	—	5,839

Net interest income	11,446	1,225	2,332	15,003
Provision for loan losses	605	76	269	950

Net interest income after provision for loan losses	10,841	1,149	2,063	14,053
Other operating income	5,287	1,416	854	7,557
Other operating expenses	10,997	1,181	531	12,709

Segment pretax profit	$5,131	$1,384	$2,386	$8,901

Segment assets	$709,462	$76,162	$106,820	$892,444

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three and six months ended June 30, 2004. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003 and with the unaudited consolidated financial statements and notes as set forth in this report.

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

Critical Accounting Policy

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, Management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company’s allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that Management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivities to interest rate movements and borrowers’ sensitivities to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in our markets, including economic conditions in Southern California, South Korea and other Pacific Rim countries, and in particular, the state of certain industries. Size and complexity of individual credits in relation to lending officers’ background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodologies. As the Company adds new products, increases the complexity of its loan portfolio, and expands its geographic coverage, it will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition Summary – Allowance for Loan Losses.” Although Management believes the level of the allowance as of June 30, 2004 is adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

SUMMARY OF FINANCIAL DATA

Executive Overview

The Company continued to experience solid growth in loans and deposits in the second quarter of 2004. Consolidated net income for the second quarter of 2004 was $3.2 million, or $0.20 per diluted share compared to $3.1 million or $0.19 per diluted share in the second quarter of 2003. (All per share figures have been adjusted to reflect the two-for-one stock split effective February 17, 2004.) Consolidated net income for the first half of 2004 grew 17% to $6.5 million or $0.40 per diluted share compared to $5.6 million or $0.35 per diluted share in the first half of 2003. The following were significant factors related to the second quarter and first half of 2004 results as compared to comparable periods in 2003:

•	Fueled by strong loan growth our revenue increased by 19% to $14.4 million in the second quarter of 2004 versus 2003. For the first half of 2004, our revenue also increased by 24% to $27.9 million.

•	Net interest income after provision for loan losses increased 26% to $8.9 million in second quarter. For the six months ended June 30, 2004 net interest income after provision for loan losses increased by 24% to $17.5 million. These increases were due to the Company’s continued loan growth.

•	Our net interest margin decreased to 3.73% and 3.87% in the second quarter and first half of 2004, respectively as compared to 3.91% and 3.92% in the comparable periods of 2003 due to the following:

a.	25 basis reduction in prime and market rate set by Federal Reserve Board in June 2003

b.	Higher balance of funds invested in lower yielding money market funds

•	Noninterest income grew by $452,000 or 10% in the second quarter of 2004, compared with same period in 2003 due to solid gains in service fee income, which in turn result from increases in customer account relationships and loan servicing and trade finance transactions. New fee income-generating products such as the mortgage referral program, Bank Owned Life Insurance (‘BOLI’) and ATM funding program also helped to boost noninterest income. Noninterest income for the first half of 2004 was up by 19% to $9.0 million.

•	During the first half of 2004, we recorded strong loan growth in commercial real estate loans, commercial business loans and trade finance loans. High growth in trade finance was as a result of management’s efforts to capitalize on improving trends in Asian Pacific trade volumes.

•	We increased our provision for loan losses to $600,000, during the second quarter of 2004 as compared to $550,000 for the same period of 2003. Asset quality improved significantly and the Company recorded net recoveries of $166,000 in second quarter of 2004 compared to 2003, and the increase in the provision was primarily due to growth in the commercial real estate loan portfolio.

•	Total deposits increased by 25% during the first half of 2004. The most significant increase in deposits since December 31, 2003 was a $76.7 million increase in time deposits over $100,000. This increase in time deposits over $100,000 was mainly due to $20 million of new brokered deposits and increased contributions from new branches.

Our financial condition and liquidity remain strong. The following are important factors in understanding our financial condition and liquidity:

•	We expanded our branch network with our entry into the new market of Chicago in April 2004.

•	Our total assets continued to grow and reached $1.2 billion at June 30, 2004, an increase of 15% over December 2003.

•	Short-term investments including federal funds sold and investment in money market funds increased by $22.0 million in the first six months of 2004, as a reflection of temporarily investment of the Company’s excess funds subsequent to issuance of long-term subordinated debentures.

•	Under the regulatory framework for prompt corrective action, we continue to be “well-capitalized”.

•	We have replaced maturing short-term borrowings with low cost broker and branch deposits.

•	The Company declared its quarterly cash dividend of $0.04 per share in July 2004.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in the Consolidated Statements of Operations, during the second quarter and for the six months ended June 30, 2004 the Company generated net income of $3.2 million and $6.5 million, respectively, as compared to $3.1 million and $5.6 million for the same periods in 2003. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and net noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

Total interest and dividend income for the second quarter of 2004 increased 25% to $13.1 million compared with $10.5 million for the same period in 2003, primarily due to growth in earning assets and income from interest rate swaps. Growth was driven by average net loans and average money market funds. Average net loans increased $251.9 million or 43% and average money market funds increased $10.1 million or 55% for the second quarter of 2004 compared to the same period in 2003.

Total interest expense for the second quarter of 2004 increased 24% to $3.6 million compared with $2.9 million for the same quarter in 2003. This increase was due to deposit growth partially offset by lower rates paid on time certificate of deposit accounts.

Net interest income before provision for loan losses increased by $1.9 million for the second quarter of 2004 compared to the like quarter in 2003. Of this increase, approximately $2.7 million was due to volume changes offset by $613,000 and $243,000 in rate and rate/volume changes, respectively. The average yield on loans for the second quarter of 2004 declined to 5.74% compared to 6.21% for the like quarter in 2003, a decrease of 47 basis points. The average investment portfolios for the second quarter of 2004 and 2003 were $112.6 million and $137.1 million, respectively. The average yields on the investment portfolio as of the first quarter of 2004 and 2003 were 3.16% and 3.42%, respectively.

The interest margin for the second quarter of 2004 equaled 3.73%, an 18 basis point decline compared to 3.91% for the same quarter of 2003. This decrease in the net interest margin was mainly attributable to a 25 basis point reduction in the prime and market rates set by the Federal Reserve Board in June 2003, higher balances invested in lower yielding assets, and a lower yield in the investment portfolio. The yield on earning assets for the second quarter of 2004 was 5.14%, 24 basis points lower than 5.38% in the same quarter of last year. This decrease in 2004 was mainly due to the decrease in loan yield and the increased investment in low yielding money market funds. Similarly, the average cost of interest-bearing liabilities declined to 2.00% in the second quarter of 2004 compared to 2.13% during the same quarter in 2003. This decrease was driven by 43 basis points decrease in yield of time certificate of deposits.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended June 30, 2004 and 2003:

Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended June 30,
	2004			2003
	(Dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [1]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [1]
Assets:
Interest-earning assets:
Loans [2]	$843,084	$12,029	5.74%	$591,191	$9,151	6.21%
Federal funds sold	39,294	102	1.04	36,526	118	1.30
Taxable investment securities:
U.S. Treasury	2,111	24	4.57	2,208	24	4.36
U.S. Governmental agencies debt securities	40,332	280	2.79	30,344	283	3.74
U.S. Governmental agencies mortgage backed securities	36,274	297	3.29	61,391	495	3.23
U.S. Governmental agencies collateralized mortgage obligations	—	—	—	5,150	28	2.18
Municipal securities	102	1	3.94	102	1	3.93
Other securities [3]	16,835	152	3.63	18,752	164	3.51

Total taxable investment securities:	95,654	754	3.17	117,947	995	3.38
Tax-advantaged investment securities [4]
Municipal securities	5,469	56	6.34	6,066	62	6.31
Others - Government preferred stock	11,489	75	3.62	13,075	112	4.73

Total tax-advantaged investment securities	16,958	131	4.49	19,141	174	5.23
Equity Stocks	3,815	37	3.90	893	18	8.08
Money market funds and interest-earning deposits	28,352	71	1.01	18,242	54	1.19

Total interest-earning assets	1,027,157	$13,124	5.14%	783,940	$10,510	5.38%

Non-interest earning assets:
Cash and due from banks	60,266			38,061
Bank premises and equipment, net	11,262			10,384
Customers’ acceptances outstanding	4,622			3,107
Accrued interest receivables	3,346			3,221
Other assets	24,824			9,333

Total noninterest-earning assets	104,320			64,106

Total Assets	$1,131,477			$848,046

[1]	Average rates/yields for these periods have been annualized.
[2]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees (cost) included in loan income were approximately $11,000 and ($77,000), for the three months ended June 30, 2004 and 2003, respectively. Amortized loan (cost) fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.
[3]	Other securities include U.S. government asset-backed securities, corporate trust preferred securities, and corporate debt securities.
[4]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended June 30,
	2004			2003
		(Dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [5]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [5]
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$182,295	$677	1.49%	$142,015	$496	1.40%
Savings	65,759	597	3.65	51,760	377	2.92
Time certificates of deposit in: denominations of $100,000 or more	368,506	1,686	1.84	247,409	1,399	2.27

Other time certificates of deposit	76,997	352	1.84	83,770	474	2.27
	693,357	3,312	1.92	524,954	2,746	2.10
Other borrowed funds	10,985	101	3.70	15,901	127	3.20
Long-term subordinated debentures	18,557	182	3.94	—	—	—

Total interest-bearing liabilities	723,099	$3,595	2.00%	540,855	$2,873	2.13%

Non-interest-bearing liabilities:
Demand deposits	315,555			227,409
Other liabilities	10,709			9,746

Total non-interest bearing liabilities	326,264			237,155
Shareholders’ equity	82,114			70,036

Total liabilities and shareholders’ equity	$1,131,477			$848,046

Net interest income		$9,529			$7,637

Net interest spread [6]			3.14%			3.25%
Net interest margin [7]			3.73%			3.91%

Ratio of average interest-earning assets to interest-bearing liabilities			142.05%			144.94%

Net interest income before provision for loan losses for the first half of 2004 was $18.9 million compared to $15.0 million for the first half of 2003, which constitutes an increase of $3.9 million, or 26%. Of this increase, approximately $5.0 million was due to volume changes offset by $860,000 and $228,000 in rate and rate/volume changes, respectively. The average yield on loans for the first half of 2004 declined to 5.82% compared to 6.30% for the like period in 2003, a decrease of 48 basis points. The average investment portfolios for the first half of 2004 and 2003 were $117.8 million and $144.4 million, respectively. The average yields on the investment portfolio as of the first half of 2004 and 2003 were 3.34% and 3.69%, respectively. Higher growth in lower cost deposits such as money market demand and NOW and savings accounts had a favorable impact on the Company’s net interest margin. For the first half of 2004, money market and NOW and savings accounts grew $35.6 million or 18% as compared to the like period in 2003. The average yield on savings for the first half of 2004 increased 44 basis points to 3.34% as compared to 2.90% for the same period in 2003, mainly due to increase in higher rate installment savings accounts. Other borrowed funds for the first half of 2004, increased $8.8 million to $24.8 million compared to $16.0 million for the first half of 2003. In order to take advantage of the lower long term borrowing rates, the Company increased its borrowings. The issuance of $18.0 million of long-term subordinated debenture in December 2003, contributed to the decline in the net interest margin, due to the higher cost of long-term subordinated debentures as compared to short-term borrowings such as fed funds purchased. Another factor that had a slight negative effect on the Company’s net interest margin for the six months ended June 30, 2004 and will continue to have a similar impact going forward is the increase in other non-earning assets. The Company’s BOLI, investments in an ATM funding program and in low income housing tax credit funds totaled $24.1 million at June 30, 2004. These assets, while having a positive impact on the Company’s profitability, are considered non-interest earning assets. Their income contributions are not included as interest income, although, funded by interest bearing liabilities and thus these balances ultimately have a negative impact on the Company’s net interest margin.

[5]	Average rates/yields for these periods have been annualized.
[6]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
[7]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the six months ended June 30, 2004 and 2003:

Distribution, Rate and Yield Analysis of Net Income

	Six Months Ended June 30,
	2004			2003
	(Dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [8]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [1]
Assets:
Interest-earning assets:
Loans [9]	$808,987	$23,404	5.82%	$570,867	$17,829	6.30%
Federal funds sold	31,951	163	1.03	32,264	203	1.27
Taxable investment securities:
U.S. Treasury	2,126	49	4.63	2,215	49	4.46
U.S. Governmental agencies debt securities	42,844	614	2.88	31,574	625	3.99
U.S. Governmental agencies mortgage backed securities	38,501	680	3.55	67,453	1,168	3.49
U.S. Governmental agencies collateralized mortgage obligations	—	—	—	5,533	83	3.03
Municipal securities	102	3	5.91	102	3	5.93
Other securities [10]	16,856	306	3.65	18,267	341	3.76

Total taxable investment securities:	100,429	1,652	3.31	125,144	2,269	3.66
Tax-advantaged investment securities [11]
Municipal securities	5,650	116	6.35	6,072	124	6.34
Others - Government preferred stock	11,769	187	4.40	13,229	253	5.31

Total tax-advantaged investment securities	17,419	303	5.03	19,301	377	5.63
Equity Stocks	3,196	62	3.90	855	24	5.66
Money market funds and interest-earning deposits	20,440	102	1.00	22,514	140	1.25

Total interest-earning assets	982,422	$25,686	5.26%	770,945	$20,842	5.45%

Non-interest earning assets:
Cash and due from banks	63,185			37,457
Bank premises and equipment, net	11,239			10,267
Customers’ acceptances outstanding	4,241			3,290
Accrued interest receivables	3,243			3,272
Other assets	24,329			9,070

Total noninterest-earning assets	106,237			63,356

Total Assets	$1,088,659			$834,301

[8]	Average rates/yields for these periods have been annualized.
[9]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan (cost) fees included in loan income were approximately $104,000 and ($10,000), for the six months ended June 30, 2004 and 2003, respectively. Amortized loan (cost) fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.
[10]	Other securities include U.S. government asset-backed securities, corporate trust preferred securities, and corporate debt securities.
[11]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Distribution, Rate and Yield Analysis of Net Income

	Six Months Ended June 30,
	2004			2003
	(Dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[12]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [5]
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$171,652	$1,227	1.44%	$150,152	$1,089	1.46%
Savings	63,804	1,059	3.34	49,693	714	2.90
Time certificates of deposit in:
denominations of $100,000 or more	344,425	3,150	1.84	238,279	2,820	2.39
other time certificates of deposit	76,161	697	1.84	83,994	962	2.31

	656,042	6,133	1.88	522,118	5,585	2.16
Other borrowed funds	24,829	270	2.18	16,048	254	3.19
Long-term subordinated debentures	18,557	365	3.96	—	—	—

Total interest-bearing liabilities	699,428	$6,768	1.95%	538,166	$5,839	2.19%

Non-interest-bearing liabilities:
Demand deposits	296,808			218,496
Other liabilities	11,292			9,041

Total non-interest bearing liabilities	308,100			227,537
Shareholders’ equity	81,131			68,598

Total liabilities and shareholders’ equity	$1,088,659			$834,301

Net interest income		$18,918			$15,003

Net interest spread [13]			3.31%			3.26%
Net interest margin [14]			3.87%			3.92%

Ratio of average interest-earning assets to interest-bearing liabilities			140.46%			143.25%

[12]	Average rates/yields for these periods have been annualized.
[6]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
[7]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume), (ii) changes in interest rates (rate), and (iii) changes in both rate and volume (rate/volume):

	Three Months Ended June 30, 2004 vs. 2003 Increase (Decrease) Due to change In				Six Months Ended June 30, 2004 vs. 2003 Increase (Decrease) Due to change In
Earning Assets	Volume	Rate	Rate / Volume	Total	Volume	Rate	Rate / Volume	Total
	(Dollars in thousands)
Interest Income:
Loans [15]	$3,888	$(691)	$(319)	$2,878	$7,457	$(1,363)	$(519)	$5,575
Federal funds sold	9	(23)	(2)	(16)	(2)	(39)	1	(40)

Taxable investment securities	(188)	(63)	10	(241)	(449)	(217)	49	(617)
Tax-advantaged securities [16]	(20)	(26)	3	(43)	(37)	(42)	5	(74)
Equity stocks	59	(9)	(31)	19	69	(8)	(23)	38
Money market funds and interest-earning deposits	30	(8)	(5)	17	(13)	(28)	3	(38)

Total earning assets	3,778	(820)	(344)	2,614	7,025	(1,697)	(484)	4,844

Interest Expense:

Deposits and borrowed funds
Money market and super NOW accounts	141	33	7	181	157	(19)	—	138
Savings deposits	102	93	25	220	203	108	34	345
Time deposits	645	(353)	(127)	165	1,157	(845)	(247)	65
Other borrowings	(40)	20	(6)	(26)	140	(81)	(43)	16
Long-term subordinated debentures	182	—	—	182	365	—	—	365

Total interest-bearing liabilities	1,030	(207)	(101)	722	2,022	(837)	(256)	929

Net interest income	$2,748	$(613)	$(243)	$1,892	$5,003	$(860)	$(228)	$3,915

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

The provision for loan losses for the quarter was $600,000, 9% above the $550,000 provision for the prior year period. On a year-to-date basis, the provision for loan losses through June 30, 2004 was $1.5 million, an increase of $550,000 over the $950,000 provision for the comparable period in 2003. Management decided it would be prudent and sound to make this provision in order to maintain the allowance at a level of 1.1% of total gross loans as compared to 1.2% at December 31, 2003. Management believes that the $1.5 million additional loan loss provision was adequate for the first six months of 2004. While Management believes that the allowance for loan losses at June 30, 2004 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimation, inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

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

[15]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in loan income were approximately $104,000 and ($10,000), for the six months ended June 30, 2004 and 2003, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.
[16]	Yield on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

For the second quarter of 2004, noninterest income grew 11% to $4.9 million compared to $4.4 million for the same quarter in 2003, but decreased from 2.27% to 1.91% of average earning assets for the same periods. Noninterest income was up by 18% to $9.0 million for the first half of 2004 as compared to $7.6 million in the comparable period of 2003.

The primary sources of recurring noninterest income continue to be customer service fee charges on deposit accounts and fees from trade finance transactions. Customer service fees increased by $251,000, or 14%, in the second quarter of 2004, and by $555,000, or 17% for the first six months of 2004, compared to the same period last year. The increase in customer service fees was mainly due to increases in customer account relationships. For the first half of 2004, customer service fees as a percentage of total core noninterest income decreased slightly to 43% compared to 44% for the first half of 2003.

Fee income from trade finance transactions increased by $275,000, or 43%, for the second quarter, and $343,000, or 27% for the first six months of 2004. This increase in trade finance loans was mainly due to Management’s efforts to capitalize on improving trends in the Asia Pacific trade volumes and a new trade finance team brought in during 2003.

The Company recorded slightly less gain of $890,000 on the sale of SBA loans in the second quarter of 2004, as compared to the $937,000 like quarter of 2003. However, the gain on sale of SBA loans increased by 35% to $1.3 million for the first half 2004 as compared to $937,000 in like period of 2003. This was due to the adoption of a new practice in the latter part of 2003 of selling SBA loans every quarter. The Company sold $19.1 million of SBA loans during the first half of 2004 as compared to $13.7 million in comparable period of 2003.

As a result of SBA loan sales and retention of servicing rights, loan service fees increased $119,000, or 35%, for the second quarter of 2004, and $385,000, or 62% for the first six months of 2004.

Slowing mortgage activity as a result of rising rates was a major contributor to decline in Company’s other income in the first quarter of 2004. Other income decreased by 16% to $426,000 for the second quarter of 2004, as compared to $509,000 in the like period of 2003. However, other income for the six months ended June 30, 2004 was increased slightly to $779,000 in comparison to $695,000 for the same period in 2003.

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

Noninterest Income

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2004		2003		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest income:
Customer service fee	$1,994	40.78%	$1,743	39.27%	$3,910	43.57%	$3,355	44.40%
Fee income from trade finance transactions	915	18.71	640	14.42	1,618	18.03	1,275	16.87
Wire transfer fees	213	4.36	177	3.99	398	4.43	331	4.38
Gain on sale of loans	890	18.20	937	21.11	1,267	14.12	937	12.40
Net gain on sale of securities available for sale	(6)	(0.12)	93	2.10	(6)	(0.07)	340	4.50
Other loan related service fees	458	9.37	339	7.64	1,009	11.24	624	8.26
Other income	426	8.70	509	11.47	779	8.68	695	9.19

Total noninterest income:	$4,890	100.00%	$4,438	100.00%	$8,975	100.00%	$7,557	100.00%

As a percentage of average earning assets:	1.91%		2.27%		1.84%		1.98%

Noninterest Expense

For the second quarter of 2004, noninterest expense increased 30% to $8.6 million, compared to $6.6 million for the same quarter in 2003. The increase in noninterest expense was mainly attributable to increases in professional service fees and other operating expenses. Noninterest expense as a percentage of average assets also increased to 3.35% in the second quarter of 2004 as compared to 3.39% in same period in 2003. Noninterest expense for the first half of 2004 increased 24% to $15.8 million compared with $12.7 million for the first half of 2003.

The Company’s efficiency ratio, defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income, as a reflection of increased noninterest expenses, increased to 59.48% for the second quarter of 2004, and 56.58% for the first half of 2004 compared to 54.91% and 56.33% in the like period a year ago. These increases were primarily due to increased legal expenses on ongoing legal cases and the Company’s recently announced expansion of its management infrastructure in preparation for the next stage of the Company’s growth.

Compensation and employee benefits increased 7% to $3.7 million for the second quarter ended of 2004 compared to $3.4 million for the same quarter in 2003 but decreased from 52% to 43% of total noninterest expenses for these periods. This increase in the dollar volume was mainly due to expenses associated with the increased personnel to staff new branch, Chicago branch acquisition, hiring of highly qualified individuals for the corporate offices and normal salary increases. Increase in compensation and employee benefits was 11% for the first half of 2004 compared to the same period in 2003.

Costs related to the acquisition of the branch office in Chicago and the relocation of our Inland Branch Office increased occupancy cost by 33% to $672,000 in the second quarter of 2004 from $504,000 in same quarter last year. Occupancy expense also increased to $1.2 million for the first half of 2004 as compared to $943,000 in like period last year.

Due to the increased legal expenses and higher audit fees, professional service fees increased by $758,000 to $1.1 million for second quarter 2004 compared to $403,000 in same period of 2003. Professional service fees as a percentage of total noninterest expense also increased significantly in the second quarter of 2004 to 14% from 6% in the second quarter of 2003. Professional service fees were also higher for the first half of 2004 and amounted to $1.3 million, or an increase of $640,000 as compared to $665,000 for the same period last year.

Business promotion and advertising expense increased by 43%, to $604,000 for second quarter of 2004 from $423,000 in like quarter year ago. This increase was mainly due to the increased promotional activity for the Company’s products and new Loan Production Office (‘LPO’).

Other operating expenses increased by $483,000 for the second quarter of 2004, and $619,000 for the first half of 2004. This increase was mainly due to increase in corporate administration expenses and loss on sale of fixed assets.

Remaining noninterest expenses include furniture, fixture and equipment, data processing, stationary and supplies, telecommunications, postage, courier service and security service expenses. For the second quarter of 2004, these noninterest expenses increased 8% to $1.4 million compared to $1.3 million for the same quarter in 2003. Increases were primarily due to the Chicago branch acquisition and relocation of our Inland Branch Office.

The following table sets forth the breakdown of noninterest expense for the periods indicated:

Noninterest Expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2004		2003		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and benefits	$3,675	42.85%	$3,435	51.80%	$7,357	46.61%	$6,607	51.99%
Occupancy	672	7.83	504	7.60	1,209	7.66	943	7.42
Furniture, fixture, and equipment	329	3.84	318	4.80	650	4.12	641	5.04
Data processing	506	5.90	443	6.68	974	6.17	834	6.56
Professional services fees	1,161	13.54	403	6.08	1,305	8.27	665	5.23
Business promotion and advertising	604	7.04	423	6.38	925	5.86	854	6.72
Stationery and supplies	127	1.48	176	2.65	233	1.48	304	2.39
Telecommunications	157	1.83	110	1.66	283	1.79	237	1.86
Postage and courier service	158	1.84	130	1.96	287	1.82	251	1.97
Security service	167	1.95	151	2.28	322	2.04	294	2.31
Impairment loss of available for sale securities	—	—	—	—	540	3.42
Other operating expense	1,021	11.90	538	8.11	1,698	10.76	1,079	8.51

Total noninterest expense	$8,577	100.00%	$6,631	100.00%	$15,783	100.00%	$12,709	100.00%

As a percentage of average earning assets		3.35%		3.39%		3.23%		3.32%
Efficiency ratio		59.48%		54.91%		56.58%		56.33%

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

The provision for income taxes increased 11% to $2.0 million for the second quarter of 2004 compared to $1.8 million for the same period in 2003, and the effective tax rates also increased to 38.97% from 37.09% for the second quarter of 2004. The increase in the tax provision was attributable to a 7% increase in pretax earnings in the second quarter of 2004 compared to the same period a year ago. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $259,000 for the first half of 2004 compared to $249,000 for the six months ended in June 30, 2003.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax return. The Company’s deferred tax asset was $4.1 million as of June 30, 2004, and $3.0 million as of December 31, 2003. As of June 30, 2004, the Company’s deferred tax asset was primarily due to book reserves for losses on loans. Deferred tax assets were partially offset by unrecognized book gains from securities that are available for sale.

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

Interest Earning Short-Term Investments

The Company invests its excess available funds from daily operations in overnight Fed Funds and Money Market Funds. Money Market Funds are composed mostly of government funds and high quality short-term commercial paper. The Company can redeem the funds at any time. As of June 30, 2004 and December 31, 2003, the amounts invested in Fed Funds were $46.0 million and $41.6 million, respectively. The average yield earned on these funds was 1.03% for the first six months of 2004 compared to 1.27% for the same period last year. The Company invested $40.0 million and $22.4 million in Money Market Funds as of June 30, 2004 and December 31, 2003. The average balance and yield on money market funds were $20.4 million and 1.00% for the first six months of 2004 as compared to $22.5 million and 1.25% for the comparable period of 2003.

Investment Portfolio

As of June 30, 2004, investment securities totaled $116.3 million or 10% of total assets, compared to $125.5 million or 12% of total assets as of December 31, 2003. The decrease in the investment portfolio was due to: (i) the sale of $125,000 in available-for-sale securities, (ii) $5.6 million of available for sale and $350,000 of held-to-maturity securities called during the first six months, (iii) $1.3 million in held-to-maturity securities matured during the period, (iv) principal payments of $8.5 million on mortgage-backed securities, (v) $540,000 of impairment losses recorded, and (vi) increase in unrealized losses on government agency securities. These decreases were partially offset by purchases of $9.5 million in available-for-sale securities.

As of June 30, 2004, available-for-sale securities totaled $103.4 million, compared to $110.1 million as of December 31, 2003. Available-for-sale securities as a percentage of total assets decreased to 9% as of June 30, 2004 from 11% as of December 2003. Held-to-maturity securities decreased to $12.9 million as of June 30, 2004, compared to $15.4 million as of December 31, 2003. The composition of available-for-sale and held-to-maturity securities was 89% and 11% as of June 30, 2004, compared to 88% and 12% as of December 31, 2003, respectively. New securities were purchased in the available-for-sale classification to provide flexibility. For the three months and six months ended June 30, 2004, the yield on the average investment portfolio was 3.16% and 3.34%, respectively, decreases of 26 and 35 basis points, respectively, as compared to 3.42% and 3.69% for the same periods of 2003. During the first half of 2004, several of the Company’s government agency securities held in the available-for-sale category either sold or were paid off and were replaced with higher yielding adjustable mortgage backed securities, and a portion of the proceeds was used to fund higher yielding loans.

The average balance of taxable investment securities decreased by 20% to $100.4 million for the six months ended June 30, 2004, compared to $125.1 million for the same period last year. The annualized average yield declined 35 basis points to 3.31% for the six months ended June 30, 2004, compared to 3.66% for the same period last year. The decrease was due to the Company’s strategy of using proceeds from investment securities to finance higher yielding loans to enhance profitability.

The average balance of tax-advantaged securities was $17.4 million and $19.3 million for the first half of 2004 and 2003, respectively. The average yield on tax-advantaged securities for the six months ended June 30, 2004 was 3.50% compared to 3.93% for the same period last year. The tax-equivalent yield on these same securities for the six months ended June 30, 2004 was 5.03% compared to 5.63% for the same period last year. The decrease in yield on the tax advantage securities was primarily due to adjusting to the current lower rate, because these securities are adjustable rate securities.

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

Investment Portfolio
	As of June 30, 2004		As of December 31 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury securities	$2,032	$2,081	$2,051	$2,148
U.S. Government agencies asset-backed securities	13	13	19	19
U.S. Government agencies securities	42,037	41,093	45,595	45,036
U.S. Government agencies mortgage-backed securities	32,652	32,506	33,898	33,964
Government agencies preferred stock	11,983	10,989	12,680	12,124
Corporate trust preferred securities	11,000	10,890	11,000	10,890
Corporate debt securities	5,702	5,842	5,705	5,945

Total available for sale	$105,419	$103,414	$110,948	$110,126

Held to Maturity:
U.S. Government agencies securities	$—	$—	$1,000	$1,012
U.S. Government agencies mortgage-backed securities	7,575	7,465	8,458	8,453
Municipal securities	5,281	5,401	5,932	6,191

Total held to maturity	$12,856	$12,866	$15,390	$15,656

Total investment securities	$118,275	$116,280	$126,338	$125,782

The following table summarizes, as of June 30, 2004, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	(Dollars in thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield [17]	Amount	Yield [11]	Amount	Yield	Amount	Yield [17]	Amount	Yield [17]
Available for Sale (Fair Value):
U.S. Treasury securities	$2,081	4.72%	$—	—	$—	—	$—	—	$2,081	4.72%
U.S. Government agencies asset-backed securities	2	1.24	11	3.08	—	—	—	—	13	2.80
U.S. Government agencies securities	—	—	41,093	2.73	—	—	—	—	41,093	2.73
U.S. Government agencies mortgage-backed securities	—	—	3,325	4.33	1,566	3.94	27,615	3.46	32,506	3.57
Government agencies preferred stock	5,651	3.14	5,338	1.26	—	—	—	—	10,989	2.19
Corporate trust preferred securities	—	—	—	—	—	—	10,890	2.92	10,890	2.92
Corporate debt securities	515	6.12	5,327	4.96	—	—	—	—	5,842	3.67

Total available for sale securities	$8,249	3.65	$55,094	2.85	$1,566	3.94	$38,505	3.31	$103,414	3.10

Held to Maturity (Amortized Cost):
U.S. Government agencies mortgage-backed securities	—	—	—	—	—	—	7,575	4.37	7,575	4.37
Municipal securities	—	—	1,695	4.21	3,139	4.23	447	3.65	5,281	4.17

Total held to maturity	$—	—	$1,695	4.21	$3,139	4.23	$8,022	4.32	$12,856	4.29

Total investment securities	$8,249	3.65%	$56,789	2.89%	$4,705	4.13%	$46,527	3.48%	$116,270	3.23%

The following table shows the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2004:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S Government agencies securities	$36,068	$(960)	—	—	$36,068	$(960)
U.S. Government agencies mortgage-backed securities	27,315	(366)	—	—	27,315	(366)
Government agencies preferred stock	8,438	(1,085)	—	—	8,438	(1,085)
Corporate trust preferred securities	—	—	10,890	(110)	10,890	(110)
Corporate debt securities	1,178	(12)	—	—	1,178	(12)
Municipal securities	1,020	(27)	—	—	1,020	(27)

Total	$74,019	$(2,450)	$10,890	$(110)	$84,909	$(2,560)

As of June 30, 2004, the Company had total fair value of $84.9 million of securities with unrealized losses of $2.6 million. The market value of securities which have been in a continuous loss position in 12 months or more totaled $10.9 million, with an unrealized loss of $110,000.

[17]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

For investments in an unrealized loss position at June 30, 2004, we have the intent and ability to hold these investments until the full recovery. During the first six months of 2004, as a result of an other than temporary decline in market value due to changes in interest rates, impairment charges of 540,0000 were recognized for floating rate agency preferred stocks.

All individual securities that have been in a continuous unrealized loss position for twelve months or longer at June 30, 2004 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long term investment grade status at June 30, 2004.

Loan Portfolio

The Company continued to experience moderate loan growth during the first half of 2004. Net loans increased $152.2 million, or 21%, to $869.2 million at June 30, 2004. $8.0 million of loans purchased as part of Chicago branch purchase also contributed to loan growth in first half of 2004. The increase in loans was funded primarily through deposit growth coming from established branches. While Management believes that it can continue to leverage the Company’s current infrastructure to achieve similar or greater growth in loans for the remainder of the year, no assurance can be given that such growth will in fact occur. Net loans as of June 30, 2004, represented 73% of total assets, compared to 70% as of December 31, 2003.

The growth in net loans was comprised primarily of net increases in real estate commercial loans of $97.8 million or 25%, commercial loans of $28.5 million or 19%, consumer loans of $3.8 million or 8%, trade finance loans of $24.2 million or 39%. Partially offsetting the growth in these loan categories was a net decrease in construction loans of $949,000 or 5% and the sale of $19.1 million in SBA loans during the six months ended June 30, 2004. The decrease in construction loans was due primarily to loan payoffs.

As of June 30, 2004, commercial real estate continued to be the largest component of the Company’s total loan portfolio with loans totaling $482.6 million, representing 55% of total loans, compared to $384.8 million or 53% of total loans at December 31, 2003. The increase in commercial real estate loans resulted from Management’s efforts to promote this segment of the portfolio, as such loans involve a somewhat lesser degree of risk than certain other loans in the portfolio due to the nature and value of the collateral.

Trade finance loans increased by $24.2 million or 39% to $86.1 million at June 30, 2004 from $61.9 million at December 31, 2003. This increase in trade finance loans was mainly due to Management’s efforts to capitalize on improving trends in the Asia Pacific trade volumes and a new trade finance team brought in 2003.

The Company adopted a new practice in the later part of 2003 of selling SBA loans every quarter. The Company sold $19.1 million of SBA loans in first half of 2004, and retained the obligation to service the loans for a servicing fee and to maintain customer relations. As of June 30, 2004, the Company was servicing $106.0 million of sold SBA loans, compared to $91.5 million of sold SBA loans as of December 31, 2003. SBA loans as a percentage of total loans decreased slightly to 8% in first half of 2004 as compared to 9% in 2003, primarily due to increased sale volume in 2004.

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	June 30, 2004		December 31, 2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate
Construction	$17,515	1.99%	$18,464	2.53%
Commercial [18]	482,631	54.71	384,824	52.81
Commercial
Korean Affiliate Loans [19]	6,381	0.72	14,865	2.04
Other commercial loans	169,524	19.22	132,503	18.18
Trade Finance [20]
Korean Affiliate Loans	10,802	1.22	3,899	0.54
Other trade finance loans	75,312	8.54	57,987	7.96
SBA	46,167	5.23	41,633	5.71
SBA held for sale [21]	20,411	2.31	24,854	3.41
Other [22]	50	0.01	179	0.02
Consumer	53,351	6.05	49,530	6.80

Total Gross Loans	882,144	100.00%	$728,738	100.00%

Less:
Allowance for Loan Losses	(10,044)		(8,804)
Deferred Loan Fees	(496)		(331)
Discount on SBA Loans Retained	(2,424)		(2,595)

Total Net Loans	$869,180		$717,008

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

The following table sets forth the amounts of outstanding balances in the above three categories for South Korea:

Loans and Commitments Involving Korean Country Risk

Category	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Commercial loans to U.S. affiliates or branches of Korean companies …	$11,703	$9,575
Unused commitments for loans to U.S. affiliates of Korean companies	16,186	4,701
Acceptances with Korean Banks	24,423	9,347
Standby letters of credit issued by banks in South Korea	10,225	12,599

Total	$62,537	$36,222

Loans and commitments involving direct exposure to the Korean economy totaled $62.5 million or 6% of total loans and commitments and $36.2 million or 4% of total loans and commitments as of June 30, 2004 and December 31, 2003, respectively. The Company’s level of loans and commitments involving such exposure at June 30, 2004 has increased slightly as compared to December 31, 2003 due to a $15.1 million acceptances with Korean Banks, an $11.5 million increase in unused commitments for

[18]	Real estate commercial loans are loans secured by first deeds of trust on real estate
[19]	Consists of loans to U.S. affiliates or subsidiaries or branches of Korean companies.
[20]	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.
[21]	SBA loans held for sale is stated at the lower of cost or market.
[22]	Consists of transactions in process and overdrafts.

loans to U.S. affiliates of Korean Companies and $2.1 million increase in commercial loans to U.S. affiliates or branches of Korean Companies. These increases were partially offset by a $2.4 million decrease in standby letters of credit issued by banks in South Korea.

In addition to the loans included in the above table, which involve direct exposure to the Korean economy, the Company also makes loans to many U.S. business customers in the import or export business whose operations are indirectly affected by the economies of various Pacific Rim countries including South Korea. As of June 30, 2004, loans outstanding involving indirect country risk totaled $25.4 million, or 2.9% of the Company’s total loans, and loans and commitments involving indirect country risk totaled $91.3 million, or 8.8% of the Company’s total loans and commitments. “Indirect country risk” is defined as the risk associated with loans to such U.S. businesses, which are dependent upon foreign countries for business and trade. Of the $91.3 million in total loans and commitments involving indirect country risk, approximately 68% involve borrowers doing business with Korea, with the remaining percentages to other individual Pacific Rim countries being relatively small in relation to the total indirect loans involving country risk. As a result, with the exception of South Korea, the Company does not believe it has significant indirect country risk exposure to any other specific Pacific Rim country.

Of the total loans outstanding and commitments involving indirect country risk identified above, approximately 48% of such loans and commitments were to businesses which import goods from Korea and 16% were loans or commitments to businesses which export goods to Korea.

Nonperforming Assets

Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due but not on nonaccrual status, loans restructured where the terms of repayment have been renegotiated, resulting in a reduction and/or deferral of interest or principal, and Other Real Estate Owned (“OREO”). Management generally places loans on nonaccrual status when they become 90 days or more past due, unless they are fully secured and in the process of collection. Loans may be restructured in the discretion of Management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms, but the Company nonetheless believes the borrower will eventually overcome those circumstances and repay the loan in full. OREO consists of real property acquired through foreclosure or similar means that Management intends to offer for sale.

Management’s classification of a loan as nonaccrual or restructured is an indication that there is reasonable doubt as to the full collectibility of principal and/or interest on the loan. At this point, the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid. If the loan deteriorates further due to a borrower’s bankruptcy or similar financial problems, unsuccessful collection efforts or a loss classification by regulators or auditors, the remaining balance of the loan is then charged off. These loans may or may not be collateralized, but collection efforts are continuously pursued. Total nonperforming loans were $3.2 million and $3.3 million as of June 30, 2004 and December 31, 2003. The slight decrease in nonperforming loans was mainly due to the charge-off of $435,000 of a construction loan in the first quarter of 2004. During the second quarter of 2004, the Company also reclassified this same large construction loan to the other commercial loan category since construction was completed and hotel was operational. As a result of this reclassification, nonperforming construction loans decreased and other commercial loans correspondingly increased. This reclassified loan was a large participated loan in the original amount of $2.3 million. The borrower is in a bankruptcy proceedings and waiting for court approval of reorganization plan. The Company charged off $435,000 of this loan in the first quarter of 2004 and reclassified the remaining $1.8 million in the second quarter. Nonperforming assets as a percentage of total loans and other real estate owned improved to 0.36% as of June 30, 2004 compared to 0.46% at December 31, 2003. Total nonperforming loans increased by $1.5 million to $3.2 million in the first half of 2004 from $1.7 million in the first half of 2003. This increase was primarily due to one previously mentioned commercial loan.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	June 30, 2004	December 31, 2003	June 30, 2003
	(Dollars in Thousands)
Nonaccrual loans:
Real estate:
Construction	$—	$2,249	$—
Commercial	—	—	35
Commercial:
Korean Affiliate Loans	—	—	—
Other commercial loans	2,782	756	877
Consumer	22	25	112
Trade finance:
Korean Affiliate Loans	—	—	—
Other trade finance loans	97	102	87
SBA	251	195	544
Other [23]	—	—	—

Total	3,152	3,327	1,655
Loans 90 days or more past due (as to principal or interest) still accruing:
Total	—	—	—
Restructured loans:[24]
Total	—	—	—

Total nonperforming loans	3,152	3,327	1,655
Other real estate owned	—	—	—

Total nonperforming assets	$3,152	$3,327	$1,655

Nonperforming loans as a percentage of total loans	0.36%	0.46%	0.27%
Nonperforming assets as a percentage of total loans and other real estate owned	0.36%	0.46%	0.27%
Allowance for loan losses to nonperforming loans	318.68%	264.62%	444.08%

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

The following table provides information on impaired loans for the periods indicated:

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Impaired loans with specific reserves	$4,390	$5,160
Impaired loans without specific reserves	2,417	1,021

Total impaired loans	6,807	6,181
Allowance on impaired loans	(726)	(825)

Net recorded investment in impaired loans	$6,081	$5,356

Average total recorded investment in impaired loans	$6,374	$4,343
Interest income recognized on impaired loans on a cash basis	$67	$235

[23]	Consists of transactions in process and overdrafts
[24]	A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

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

In order to reflect the impact of recent events, the twelve-quarter rolling average is weighted. Loans risk-rated pass, special mention and substandard for the most recent three quarters are adjusted to an annual basis as follows:

•	The most recent quarter is weighted 4/1;

•	The second most recent is weighted 4/2; and

•	The third most recent is weighted 4/3.

The formula allowance may be further adjusted to account for the following qualitative factors:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;

•	Changes in national and local economic and business conditions and developments, including the condition of various market segments;

•	Changes in the nature and volume of the loan portfolio;

•	Changes in the experience, ability, and depth of lending management and staff;

•	Changes in the trend of the volume and severity of past due and classified loans, and trends in the volume of nonaccrual loans and troubled debt restructurings, and other loan modifications;

•	Changes in the quality of our loan review system and the degree of oversight by the Board of Directors;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated losses in our loan portfolio.

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

The following table sets forth the composition of the allowance for loan losses as of June 30, 2004 and December 31, 2003:

Composition of Allowance for Loan Losses	As of June 30, 2004	As of December 31, 2003
	(Dollars in thousands)
Specific (Impaired loans).	$726	$825
Formula (non-homogeneous)	8,393	7,085
Homogeneous	356	302
Country risk exposure	569	592

Total allowance and reserve	$10,044	$8,804

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses	(Dollars in thousands)
	June, 30 2004	December 31, 2003	June, 30 2003
Balances:
Average total loans outstanding during period [25]	$818,427	$620,302	$577,985
Total loans outstanding at end of period [25]	$879,224	$725,812	$608,398
Allowance for Loan Losses:
Balance before reserve for losses on commitments	$8,804	$6,760	$6,760
Reserve for losses on commitments to extend credit	—	—	—

Balance at beginning of period	8,804	6,760	6,760
Charge-offs:
Real Estate
Construction	435	—	—
Commercial	—	—	—
Commercial:
Korean Affiliate Loans	—	—	—
Other commercial loans	155	903	542
Consumer	80	225	42
Trade Finance:
Korean Affiliate Loans	—	—	—
Other trade finance loans	—	—	—
SBA	9	126	61
Other	—	—	—

Total charge-offs	679	1,254	645
Recoveries
Real estate
Construction	—	—	—
Commercial	—	—	—
Commercial:
Korean Affiliate Loans	—	425	114
Other commercial loans	375	144	119
Consumer	34	40	39
Trade finance:
Korean Affiliate Loans	—	—	—
Other trade finance loans	41	545	6
SBA	19	144	7
Other	—	—	—

Total recoveries	469	1,298	285

Net loan charge-offs and (recoveries)	210	(44)	360
Provision for loan losses	1,450	2,000	950

Balance at end of period	$10,044	$8,804	$7,350

Ratios:
Net loan charge-offs to average total loans	0.03%	(0.01)%	0.06%
Provision for loan losses to average total loans	0.17	0.32	0.16
Allowance for loan losses to gross loans at end of period	1.14	1.21	1.21
Allowance for loan losses to total nonperforming loans	318.65	264.62	444.08
Net loan charge-offs to allowance for loan losses at end of period	2.09	(0.50)	4.90
Net loan charge-offs to provision for loan losses	14.51%	(2.20)%	37.89%

The allowance for loan losses was $10.0 million as of June 30, 2004, compared to $8.8 million at December 31, 2003. The Company recorded a provision of $1.5 million for the first six months of 2004. For the six months ended June 30, 2004, the Company charged off $679,000 and recovered $469,000, resulting in net charged-offs of $210,000, compared to net charge-offs of $360,000 for the same period in 2003. The decrease in net charged-offs was mainly due to the decrease in commercial loan charge-

[25]	Total loans are net of deferred loan fees and discount on SBA loans sold.

offs. The Company further enhanced its asset quality in second quarter of 2004, and recorded $166,000 of net recoveries during the quarter. The improving loan quality, increased recoveries, and loan growth, allow the Company to slightly to decrease the allowance for loan losses to total gross loans ratio to 1.1% of at June 30, 2004 compared to 1.2% as of December 31, 2003. The Company provides an allowance for the new credits based on the migration analysis discussed previously. The ratio of the allowance for loan losses to total nonperforming loans increased to 318.7% as of June 30, 2004 compared to 264.6% as of December 31, 2003. Management believes that the ratio of the allowance to nonperforming loans at June 30, 2004 was adequate based on its overall analysis of the loan portfolio.

The balance of the allowance for loan losses increased to $10.0 million as of June 30, 2004 compared to $8.8 million as of December 31, 2003. This increase was mainly due to a $1.3 million increase in formula (non-homogeneous) allowance and a $54,000 increase in homogeneous allowance. Formula and homogeneous allowances were increased due to loan growth and increase in delinquent auto and credit card loans. These increases were partially offset by a decrease in the country risk allowance and specific allowance related to impaired loans.

The provision for loan losses for the first half of 2004 was $1.5 million, or 58% above the $950,000 provision for the prior year period. Considering the current economic climate and the significant growth in our loan portfolio, Management decided it would be prudent and sound to maintain the allowance at a level of 1.1% of total gross loans.

Management believes the level of allowance as of June 30, 2004 was adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the quarter. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require in increased provisions for loan losses in the future.

Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, Management performs an ongoing assessment of the risks inherent in the portfolio. Real estate is the principal collateral for the Company’s secured loans.

Other Assets

Other assets decreased by $1.0 million to $4.9 million as of June 30, 2004 compared to $5.9 million at December 31, 2003. The variance was due, primarily, to a decrease in fair value of interest rate swaps of $1.5 million.

Deposits

An important balance sheet component affecting the Company’s net interest margin is its deposit base. The Company’s average deposit cost decreased to 1.88% during the first half of 2004, compared to 2.16% in 2003. The significant decline in market rates, brought about by the 25 basis point decrease in short term rates set by the Federal Reserve Board, caused the average rates paid on deposits and other liabilities to decline. The U.S. economy is currently in a historically low interest rate environment, and Management has therefore sought to add wholesale funding sources in order to extend liability duration at reasonable costs, utilizing medium to long-term brokered deposits and Federal Home Loan Bank advances.

The Company can deter, to some extent, the rate hunting customers who demand high cost CDs because of local market competition using wholesale funding sources. Total brokered CDs were $21.5 million as of June 30, 2004, with the maturities ranging from one to sixteen months. With interest rates relatively low, the Company has extended the duration of its liabilities using wholesale funding sources to protect its net interest margin going forward in the event that interest rates begin to rise. In addition, the Company maintained a $60.0 million time certificate of deposit with the State of California as of June 30, 2004, which remained unchanged as compared to December 31, 2003. The deposit has been renewed every 3 to 6 months.

Total deposits increased $194.0 million or 22% to $1,061.9 million at June 30, 2004 compared to $867.9 million at December 31, 2003. This increase in deposits reflected growth across all deposit categories. The biggest increase among deposit categories was time deposits over $100,000, which increased by $76.7 million, or 25%, during the second quarter of 2004. The Company’s low cost non-interest bearing deposit also increased by 23% to $330.7 million during the second half of 2004 as compared to $268.5 million in like period last year. These increases were largely attributable to $20 million of new broker deposits and increased contributions from new branches, which opened in 2001 thru 2003 and $12.9 million in deposits assumed as part of the Chicago branch purchase in April 2004. As of June 30, 2004, new branches opened since 2001 held $299.3 million in total deposits. Deposit contribution by the new branches also increased to 28% of total deposits at June 30, 2004 as compared to 27% at December 31, 2003.

Information concerning the average balance and average rates paid on deposits by deposit type for the three and six months ended June 30, 2004 and 2003 is contained in the “Distribution, Yield and Rate Analysis of Net Income” tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses Federal Home Loan Bank of San Francisco (“FHLB”) advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowing was $9.5 million and $50.3 million at June 30, 2004 and December 31, 2003, respectively. This decrease was due to Management’s decision to replace maturing short-term FHLB advances with brokered deposits and other deposits generated by the branches. Notes issued to the U.S. Treasury amounted to $2.0 million as of June 30, 2004 compared to none as of December 31, 2003. The total borrowed amounts outstanding at June 30, 2004 and December 31, 2003 were $11.7 million and $50.7 million, respectively.

In addition, the issuance of long-term subordinated debentures at the end of 2003, consisting of $18.0 million in “pass-through” trust preferred securities, created another source of funding.

For information regarding to the Company’s significant fixed and determinable contractual obligations is contained in Note 12 to the financial statements located elsewhere herein.

LIQUIDITY AND MARKET RISK/INTEREST RISK MANAGEMENT

Liquidity

Liquidity is the Company’s ability to maintain sufficient cash flow to meet deposit withdrawals and loan demands and to take advantage of investment opportunities as they arise. The Company’s principal sources of liquidity have been growth in deposits, proceeds from the maturity of securities, and prepayments from loans. To supplement its primary sources of liquidity, the Company maintains contingent funding sources, which include a borrowing capacity of up to 25% of total assets upon providing collateral with the Federal Home Loan Bank of San Francisco, access to the discount window of the Federal Reserve Bank of San Francisco, a deposit facility with the California State Treasurer’s office up to 50% of total equity with collateral pledging, and unsecured Fed funds lines with correspondent banks.

As of June 30, 2004, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 19%. Total available liquidity as of that date was $189.0 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed Funds Sold, Money Market Funds and uncollateralized securities. It is the Company’s policy to maintain a minimum liquidity ratio of 20%. The Company’s net non-core fund dependence ratio was 31.8% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $40 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The non-core fund dependence ratio was 30% with the assumption of $40 million as stable and core fund sources. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by the long-term assets. The Company had $21.5 million and $1.6 million in brokered deposits as of June 30, 2004 and December 31, 2003, respectively.

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

Asset/liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. The Company actively monitors its assets and liabilities to mitigate risks associated with interest rate movements. In general, Management’s strategy is to match asset and liability balances within maturity categories to limit the Company’s exposure to earnings fluctuations and variations in the value of assets and liabilities as interest rates change over time. The Company’s strategy for asset/liability management is formulated and monitored by the Company’s Asset/Liability Management Board Committee (the “Board Committee’). This Board Committee is composed of four outside directors and the President. The Treasurer serves as secretary of the Committee. The Board Committee meets quarterly to review and adopt recommendations of the Asset/Liability Management Committee.

The Asset/Liability Management Committee consists of executive and manager level officers from various areas of the Company including lending, investment, and deposit gathering, in accordance with policies approved by the Board of Directors. The primary goal of the Asset/Liability Management Committee is to manage the financial components of the Company to optimize net income under varying interest rate environments. The focus of this process is the development, analysis, implementation, and monitoring of earnings enhancement strategies, which provide stable earnings and capital levels during periods of changing interest rates.

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

In order to monitor and manage interest rate risk, Management utilizes quarterly gap analysis and quarterly simulation modeling as a tool to determine the sensitivity of net interest income and the economic value sensitivity of the balance sheet. These techniques are complementary and both are used to provide a more accurate measurement of interest rate risk.

Gap analysis measures the repricing mismatches between assets and liabilities. The interest rate sensitivity gap is determined by subtracting the amount of liabilities from the amount of assets that reprice during a particular time interval. A liability sensitive position results when more liabilities than assets reprice or mature within a given period. Conversely, an asset sensitive position results when more assets than liabilities reprice within a given period. As of June 30, 2004, the Company was asset sensitive with a positive one-year gap of $202.2 million or 17.1% of total assets and 18.5% of earning assets. As the Company’s assets tend to reprice more frequently than its liabilities over a one-year horizon, the Company will realize higher net interest income in a rising rate environment and lower net interest income in a falling rate environment.

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

The following table sets forth, as of June 30, 2004, the estimated impact of changes on the Company’s net interest income over a twelve-month period and NPV, assuming a parallel shift of 100 to 300 basis points in both directions.

Change (In Basis Points)	Net Interest Income (next twelve months)	% Change	NPV	% Change
(Dollars in thousands)
+300	$55,451	20.32%	$79,026	-7.77%
+200	$50,932	10.52%	$81,507	-4.87%
+100	$48,545	5.34%	$83,056	-3.06%
-100	$42,920	-6.87%	$88,087	2.81%
-200	$39,433	-14.43%	$90,123	5.18%

As previously indicated, net income increases (decreases) as market interest rates rise (fall) and the net portfolio value decreases (increases), as the rate rises (falls). The NPV declines (increases) as interest income increases (decreases), since the change in the discount rate has a greater impact on the change in the NPV than does the change in the cash flows.

The simulating model as described above, primary analytical tool used by the Company to gauge interest rate sensitivity is a simulation model used by many community banks, which is based upon the actual maturity and repricing characteristics of interest-rate-sensitive assets and liabilities. The model attempts to forecast changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. As an enhancement to the primary simulation model, other factors are incorporated into the model, including prepayment assumptions and market rates of interest provided by independent broker/dealer quotations, an independent pricing model, and other available public information. The model also factors in projections of anticipated activity levels of the Company product lines. Management believes that the assumptions it uses to evaluate the vulnerability of the Company’s operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company’s assets and liabilities and the estimated effects of changes in interest rates on the Company’s net interest income and NPV could vary substantially if different assumptions were used or if actual experience were to differ from the historical experience on which they are based.

The Company’s historical strategies in protecting both net interest income and the economic value of equity from significant movements in interest rates have involved using various methods of assessing existing and future interest rate risk exposure and diversifying and restructuring its investment portfolio accordingly. The Company may use off-balance sheet instruments, such as interest rate swaps, as part of its overall goal of minimizing the impact of interest rate fluctuations on the Company’s net interest margin and its shareholders’ equity. As of June 30, 2004, the Company had four interest rate swap agreements with a total notional amount of $85 million, wherein the Company receives a fixed rate of 6.89%, 6.25%, 5.51% and 6.25% at quarterly intervals, respectively. The Company pays a floating rate at quarterly intervals for all four interest rate swaps based on the Wall Street Journal published Prime Rate, on notional amounts of $20,000,000, $25,000,000, $20,000,000, and $20,000,000, respectively and these contracts mature on May 10, 2005, August 15, 2006, December 19, 2005, and August 25, 2007, respectively. At June 30, 2004, the Wall Street Journal published Prime Rate was 4.25%. The Company’s policies also permit the purchase of rate caps and floors, although the Company has not yet engaged in these activities.

CAPITAL RESOURCES

Shareholders’ equity as of June 30, 2004 was $82.3 million, compared to $78.3 million as of December 31, 2003. The primary sources of increases in capital have been retained earnings and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options. The Company did, however, issue $18 million in Trust Preferred Securities in 2003 through its wholly owned subsidiary, Center Capital Trust I. The proceeds of this issuance are considered to be Tier 1 capital for regulatory purposes but long-term debt in accordance with generally accepted accounting principles. However, no assurance can be given that the Trust Preferred Securities will continue to be treated as Tier 1 capital in the future. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company is financially sound and able to support its growth from its retained earnings. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company is financially sound and able to support its growth from its retained earnings. Since inception, the Company has been reinvesting its earnings into its capital in order to support the Company’s continuous growth through the payment of stock rather than cash dividends. Beginning in October 2003 Center Financial commenced a new dividend policy of paying quarterly cash dividends to its shareholders. In accordance with this policy, the Company paid a cash dividend since October 2003, and cash dividend paid amounted to $1.3 million in 2004. The Company plans to continue to pay quarterly cash dividends in the future, provided that such dividends allow the Company to continue to meet regulatory capital requirements and are not overly restrictive to its growth capacity. However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividend.

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

The following table compares the Company’s and Bank’s actual capital ratios at June 30, 2004, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	11.24%	11.16%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	10.20%	10.12%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	9.12%	9.06%	4.00%	5.00%

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk is included as part of Part I, Item 2 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Market Risk/Interest Rate Risk Management”.

Item 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls - There were no significant changes in the Company’s internal controls over financial reporting or in other factors in the second quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On or about March 3, 2003, we were served with a complaint filed by Korea Export Insurance Corporation (“KEIC”) in Orange County, California Superior Court, entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. KEIC is seeking to recover alleged losses from a number of parties involved in international trade transactions that gave rise to bills of exchange financed by various Korean Banks but not ultimately paid. KEIC is seeking to recover damages of approximately $56 million from us based on a claim that we, in our capacity as a collecting bank for these bills of exchange, acted negligently in presenting and otherwise handling trade documents for collection. Initially, we moved to dismiss KEIC’s claims based on the pleadings. Our motion to dismiss was not granted, and we have answered KEIC’s complaint denying liability. We have also asserted claims against various other parties seeking indemnification to the extent we may be found liable, and also seeking damages. Other parties against whom we have made claims have made tort liability and indemnification claims against us (and other parties in the case). None of the claims against us or the other parties has yet been adjudicated, and the litigation is only in the preliminary stages. We are vigorously defending this lawsuit.

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

Not applicable

Item 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on May 12, 2004. Proxies were solicited by the Company’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to Management’s nominees for directorship as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of shareholders. The directors noted below were elected to two-year terms. The votes tabulated were:

	Authority Given	Authority Withheld
Chung Hyun Lee	14,730,148	66,013
Jin Chul Jhung	14,730,148	66,013
Peter Y. S. Kim	14,727,778	68,383
Seon Hong Kim	14,611,277	184,884

There were no broker non-votes received with respect to this item.

In addition, the terms of the following directors continued after the shareholders’ meeting:

David Z. Hong                Chang Hwi Kim                Sang Hoon Kim                Monica Yoon

Item 5: OTHER INFORMATION

Not applicable

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description
2.1	Plan of Reorganization and Agreement of Merger dated June 7, 2002 among California Center Bank, Center Financial Corporation and CCB Merger Company1

2.2	Branch Purchase and Assumption Agreement dated January 7, 20042

3.1	Restated Articles of Incorporation of Center Financial Corporation1

3.2	Restated Bylaws of Center Financial Corporation1

10.1	Employment Agreement between California Center Bank and Seon Hong Kim dated March 30, 20043

10.2	Amended and Restated 1996 Stock Option Plan (assumed by Registrant in the reorganization) 3

10.3	Lease for Corporate Headquarters Office1

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer2

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 20032

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 20032

11	Statement of Computation of Per Share Earnings (included in Note 7 to Consolidated Financial Statements included herein.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Principal Financial Officer (Section 302 Certification)

32.1	Certification of Periodic Financial Report (Section 906 Certification)

(b) Reports on Form 8-K

i)	A filing was made on July 27, 2004 of a press release dated July 26, 2004, reporting the Company’s financial results for the three and six months ended June 30, 2004.

1	Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on June 14, 2002
2	Filed as an Exhibit to the Form 10-K filed with Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference
3	Filed as an Exhibit to the Form 10-Q filed with Securities and Exchange Commission on May 13, 2004 and incorporated herein by reference

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: August 12, 2004	/s/ Seon Hong Kim
Center Financial Corporation Seon Hong Kim President & Chief Executive Officer

Date: August 12, 2004	/s/ Debbie H. Kong
Center Financial Corporation Debbie H. Kong First Vice President & Controller (principal financial officer)