Form 10-Q
period 2004-09-30
CENTER FINANCIAL CORP
filed 2004-11-15
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of October 31, 2004, there were 16,258,878 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003 (Unaudited)

	9/30/2004	12/31/2003
	(Dollars in thousands)
ASSETS
Cash and due from banks	$59,068	$76,926
Federal funds sold	84,145	41,635
Money market funds and interest-bearing deposits in other banks	—	22,400

Cash and cash equivalents	143,213	140,961
Securities available for sale, at fair value	124,778	110,126
Securities held to maturity, at amortized cost (fair value of $12,224 as of September 30, 2004 and $15,656 as of December 31, 2003)	11,920	15,390
Federal Home Loan Bank and other equity stock, at cost	3,870	2,578
Loans, net of allowance for loan losses of $10,364 as for September 30, 2004 and $8,804 as of December 31, 2003	908,301	692,154
Loans held for sale, at the lower of cost or market	20,530	24,854
Premises and equipment, net	11,221	11,063
Customers’ liability on acceptances	8,897	4,492
Accrued interest receivable	3,902	3,085
Deferred income taxes, net	3,246	3,033
Investments in affordable housing partnerships	3,885	3,665
Cash surrender value of life insurance	10,340	10,034
Goodwill	1,253	—
Intangible assets	440	—
Other assets	5,549	5,931

Total	$1,261,345	$1,027,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	325,486	268,534
Interest-bearing	753,239	599,331

Total deposits	1,078,725	867,865
Acceptances outstanding	8,897	4,492
Accrued interest payable	2,785	2,431
Other borrowed funds	59,776	50,671
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	5,329	5,089

Total liabilities	1,174,069	949,105
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,251,158 as of September 30, 2004 and 16,048,520 as of December 31, 2003	64,680	63,438
Retained earnings	22,252	14,186
Accumulated other comprehensive income, net of tax	344	637

Total shareholders’ equity	87,276	78,261

Total	$1,261,345	$1,027,366

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (Unaudited)

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$13,978	$9,699	$37,382	$27,528
Interest on federal funds sold	364	106	527	309
Interest on taxable investment securities	833	865	2,485	3,134
Interest on tax-advantaged investment securities	124	171	427	548
Dividends on equity stock	49	8	111	32
Money market funds and interest-earning deposits	2	67	104	207

Total interest and dividend income	15,350	10,916	41,036	31,758
Interest Expense:
Interest on deposits	3,748	2,778	9,881	8,363
Interest on borrowed funds	101	127	371	381
Interest on long-term subordinated debenture	203	—	568	—

Total interest expense	4,052	2,905	10,820	8,744

Net interest income before provision for loan losses	11,298	8,011	30,216	23,014
Provision for loan losses	700	800	2,150	1,750

Net interest income after provision for loan losses	10,598	7,211	28,066	21,264
Noninterest Income:
Customer service fees	2,340	1,900	6,250	5,254
Fee income from trade finance transactions	1,053	691	2,671	1,966
Wire transfer fees	204	170	602	501
Gain on sale of loans	2,403	656	3,670	1,593
Net (loss) gain on sale of securities available for sale	(9)	(9)	(15)	330
Loan service fees	514	322	1,523	948
Other income	367	510	1,146	1,205

Total noninterest income	6,872	4,240	15,847	11,797
Noninterest Expense:
Salaries and employee benefits	4,487	3,160	11,844	9,767
Occupancy	634	537	1,843	1,480
Furniture, fixtures, and equipment	352	347	1,002	988
Data processing	675	445	1,649	1,278
Professional service fees	1,181	757	2,486	1,422
Business promotion and advertising	580	467	1,505	1,321
Stationery and supplies	147	146	380	450
Telecommunications	114	122	397	359
Postage and courier service	171	135	458	386
Security service	221	157	543	451
Impairment loss of securities available for sale	1,329	—	1,869	—
Other operating expenses	926	508	2,624	1,588

Total noninterest expense	10,817	6,781	26,600	19,490

Income before income tax provision	6,653	4,670	17,313	13,571
Income tax provision	2,550	1,666	6,664	4,963

Net income	$4,103	$3,004	$10,649	$8,608

Earnings per share:
Basic*	$0.25	$0.19	$0.66	$0.55

Diluted*	$0.25	$0.19	$0.65	$0.54

See accompanying notes to interim consolidated financial statements.

*	Adjusted for two for one stock split effective February 17, 2004.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND YEAR ENDED DECEMBER 31, 2003 (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount	Retained Earnings
	(In thousands)
BALANCE, JANUARY 1, 2003	14,246	$51,831	$11,704	$1,671	$65,206
Comprehensive income
Net income			11,652		11,652
Other comprehensive income
Change in unrealized gain, net of tax (benefit) expense of ($909) and $158 on:
Securities available for sale				(1,253)
Interest rate swap				219	(1,034)

Comprehensive income					10,618

Stock options exercised	652	1,836			1,836
Tax benefit from stock options exercised		1,245			1,245
Stock dividend	1,150	8,526	(8,526)
Cash dividend ($0.04* per share)			(641)		(641)
Cash paid for fractional shares			(3)		(3)

BALANCE, DECEMBER 31, 2003	16,048	63,438	14,186	637	78,261

Comprehensive income
Net income			10,649		10,649
Other comprehensive income
Change in unrealized gain, net of tax expense (benefit) of $293 and $(506) on:
Securities available for sale				404
Interest rate swap				(697)	(293)

Comprehensive income					10,356

Stock options exercised	203	828			828
Tax benefit from stock option exercised and acceleration of stock options		414			414
Cash dividend ($0.04* per share)			(2,583)		(2,583)

BALANCE, SEPTEMBER 30, 2004	16,251	$64,680	$22,252	$344	$87,276

See accompanying notes to interim consolidated financial statements.	(Continued	)

*	Adjusted for two for one stock split effective February 17, 2004.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND YEAR ENDED DECEMBER 31, 2003 (Unaudited)

Disclosures of reclassification amounts for the nine months ended September 30, 2004 and for the year ended December 31, 2003:

	9/30/2004	12/31/2003
	(Dollars in thousands)
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during period, net of tax expense (benefit) of $299 in 2004 and $(770) in 2003	$413	$(1,062)
Less reclassification adjustments for loss (gain) included in net income, net of tax expense of $6 in 2004 and $139 in 2003	(9)	(191)

Net change in unrealized gain on securities available for sale, net of tax expense (benefit) of $293 in 2004 and $(909) in 2003	404	(1,253)
Unrealized gain (loss) on interest rate swap:
Unrealized holding gain (loss) arising during period, net of tax (benefit) expense of $(506) in 2004 and $226 in 2003	(697)	312
Less reclassification adjustments for gain included in net income, net of tax expense of $0 in 2004 and $68 in 2003	—	(93)

Net change in unrealized gain (loss) on interest rate swap, net of tax (benefit) expense of $(506) in 2004 and $158 in 2003	(697)	219

Change in unrealized gain on securities available for sale and interest rate swap, net of tax	$(293)	$(1,034)

See accompanying notes to interim consolidated financial statements.	(Concluded	)

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (Unaudited)

	09/30/2004	09/30/2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$10,649	$8,608
Adjustments to reconcile net income to net cash provided by operating activities:
Acceleration of stock options	(289)	—
Depreciation and amortization	993	963
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	524	1,040
Provision for loan losses	2,150	1,750
Impairment of securities available for sale	1,869	—
Net gain on disposal of premises and equipment	99	—
Net loss (gain) on sale of securities available for sale	15	(331)
Originations of SBA loans held for sale	(15,784)	(13,872)
Gain on sale of loans	(3,670)	(1,593)
Proceeds from sale of loans	59,064	31,698
Federal Home Loan Bank stock dividend	(76)	(28)
Increase in accrued interest receivable	(796)	(583)
Net increase in cash surrender value of life insurance policy	(306)	—
Increase in other assets	(786)	(1,029)
Increase (decrease) in accrued interest payable	315	(271)
(Decrease) increase in accrued expenses and other liabilities	(367)	2,848

Net cash provided by operating activities	53,604	29,200

Cash flow from investing activities:
Purchase of securities available for sale	(42,291)	(37,168)
Proceeds from principal repayment, matured, or called securities available for sale	21,268	41,691
Proceeds from sale of securities available for sale	4,709	18,330
Purchase of securities held to maturity	—	(395)
Proceeds from matured, called or principal repayment on securities held to maturity	3,422	6,916
Purchase of Federal Home Loan Bank and other equity stock	(1,216)	(91)
Net increase in loans	(246,082)	(158,458)
Proceeds from recoveries of loans previously charged off	510	419
Purchases of premises and equipment	(1,244)	(1,806)
Cash acquired from purchase of Chicago branch	3,848	—
Net increase in investments in affordable housing partnerships	(220)	(530)

Net cash used in investing activities	(257,296)	(131,091)

Cash flow from financing activities:
Net increase in deposits	197,944	98,768
Net increase (decrease) in other borrowed funds	9,105	(1,661)
Proceeds from stock options exercised	828	1,316
Payment of cash dividend	(1,933)	(3)

Net cash provided by financing activities	205,944	98,420

Net increase (decrease) in cash and cash equivalents	2,252	(3,471)
Cash and cash equivalents, beginning of year	140,961	114,377

Cash and cash equivalents, end of year	$143,213	$110,906

Supplemental disclosure of cash flow information:
Interest paid	$10,466	$9,016
Income taxes paid	$8,664	$5,015
Supplemental schedule of noncash investing, and financing activities:
Loans made to facilitate the sale of other real estate owned	$—	$—
Transfer of retained earnings to common stock for stock dividend	$—	$8,525
Transfer of retained earnings to common stock for cash dividend accrual	$650	$641
Purchase of Chicago Branch		$—
Fair value of assets acquired	$12,363	$—
Fair value of liabilities assumed	$13,616	$—
Purchase price of acquisition	$—	$—
Goodwill created	$1,253	$—

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. THE BUSINESS OF CENTER FINANCIAL CORPORATION

Center Financial Corporation (“Center Financial”) was incorporated on April 19, 2000 as a California corporation initially under the name of “Center Financial Services” to be a subsidiary of Center Bank (the “Bank”), and was subsequently renamed Center Financial Corporation to become the bank holding company for the Bank. Center Financial acquired all of the issued and outstanding shares of the Bank in October 2002. Currently, Center Financial’s direct subsidiaries include the Bank and Center Capital Trust I (discussed below) Center Financial exists primarily for the purpose of holding the stock of the Bank and of its other subsidiaries. Center Financial, the Bank, Center Capital Trust I and the subsidiary of the Bank (“CB Capital Trust”) discussed below, are collectively referred to herein as the “Company.”

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters is located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank is a community bank providing comprehensive financial services for small to medium sized business owners, primarily in Southern California. The Bank specializes in commercial loans, which are primarily secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is the greater Los Angeles metropolitan area, including Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has fourteen full-service branch offices located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all 13 branches as de novo branches. On April 26, 2004, the Company completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch, the Bank’s first out-of-state branch, which will focus on the Korean-American niche market in Chicago. The Company assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Bank also operates nine Loan Production Offices (“LPO’s”) in Phoenix, Seattle, Denver, Washington D.C., Las Vegas, Atlanta, Honolulu, Houston and Dallas. During the third quarter the Company opened LPOs in Atlanta and Honolulu. New LPOs in Houston and Dallas started operation in late October.

Additionally, CB Capital Trust, a Maryland real estate investment trust, was formed as a subsidiary of the Bank in August 2002 with the primary business purpose of investing in the Bank’s real estate-related assets thereby ultimately reducing the Company’s state taxes and thereby increasing net earnings, although it is currently uncertain whether any such tax savings will be available. The Company may use CB Capital Trust as a vehicle to raise additional capital in the future. CB Capital Trust was capitalized in September 2002, whereby the Bank exchanged real estate related assets for 100% of the common stock of CB Capital Trust.

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

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments which are, in the opinion of Management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

3. SIGNIFICANT ACCOUNTING POLICIES

Accounting policies are fully described in Note 2 in Center Financial’s Annual Report on Form 10-K and there have been no material changes noted.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), an interpretation of Accounting Research Bulletin No. 51. FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46R also requires disclosure about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The Company adopted this interpretation effective for the year ended December 31, 2003. As previously reported, the adoption of FIN No. 46R primarily resulted in the reclassification of certain liabilities due to the deconsolidation of statutory business trusts previously consolidated by the Company. FIN No. 46R had no effect on reported net income and cash flows.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer . SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Management does not expect the adoption of this statement to have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock . An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. In September 2004, the FASB staff issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1 . The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The Board also issued FSP EITF Issue 03-1-b, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The Company recognized impairment losses in the Consolidated Statements of Operations of $1.9 million for the first nine months of 2004. Since fluctuations in the fair value for available-for-sale securities are already recorded in Consolidated Statements of Operations, adoption of this standard is not expected to have a significant impact on stockholders’ equity. See “Management Discussion and Analysis of Financial condition and Results of Operations — Investment Portfolio”

5. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank and the Treasury, Tax, and Loan Investment Program, which is administered by the Federal Reserve Bank. Borrowed funds totaled $59.8 million and $50.7 million at September 30, 2004 and December 31, 2003, respectively. Average balances were $19.9 million and $16.1million, for nine months ended September 30, 2004 and 2003, respectively. Interest expense on total borrowed funds was $371,000 for the nine months ended September 30, 2004, compared to $381,000 for the nine months ended 2003, reflecting average interest rates of 2.50%, and 3.16%, respectively.

As of September 30, 2004, borrowed funds from the Federal Home Loan Bank of San Francisco with note original terms from 1 year to 15 years amounted to $57.5 million. Notes are amortizing at predetermined schedules over the life of notes. The Company has pledged government agencies available for sale securities of $6.5 million at September 30, 2004. The Company also pledged loans under a blanket lien program totaling $558.2 million at September 30, 2004 for current and future FHLB borrowings. Total interest expense on the notes was $363,000 and $373,000 for the nine months ended September 30, 2004 and 2003, reflecting average interest rates of 2.62% and 3.37%, respectively.

Borrowings obtained from the Treasury, Tax, and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged mortgage-backed securities held-to-maturity with a total carrying value of $3.1 million at September 30, 2004 as collateral to participate in the program. The total borrowed amount under the program outstanding at September 30, 2004 was $2.2 million. No balance was outstanding at December 31, 2003. Interest expense on notes was $8,500 and $8,200 for the nine months ended September 30, 2004 and 2003, respectively, reflecting average interest rates of 0.94% and 0.97% respectively. In addition, the Company had customer deposits for tax payments amounting to $123,000 at September 30, 2004.

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

7. EARNINGS PER SHARE

The actual number of shares outstanding at September 30, 2004, was 16,251,158. Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated on the basis of weighted average shares outstanding during the period plus shares issuable upon assumed exercise of outstanding common stock options.

The following table sets forth the Company’s earnings per share calculation for the three and nine months ended September 30, 2004 and 2003:

	For the Three Months Ended September 30,
	2004			2003
	(In thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$4,103	16,136	$0.25	$3,004	15,586	$0.19
Effect of dilutive securities:
Stock options	—	500	$—	—	496	$—

Diluted earnings per share*	$4,103	16,636	$0.25	$3,004	16,082	$0.19

*	Adjusted for two for one stock split effective February 17, 2004.

	For the Nine Months Ended September 30,
	2004			2003
	(In thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$10,649	16,105	$0.66	$8,608	15,516	$0.55
Effect of dilutive securities:
Stock options	—	368	$(0.01)	—	414	$(0.01)

Diluted earnings per share*	$10,649	16,473	$0.65	$8,608	15,930	$0.54

*	Adjusted for two for one stock split effective February 17, 2004.

8. CASH DIVIDENDS

On September 23, 2004, the Board of Directors declared a quarterly cash dividend of 4 cents per share. This cash dividend was paid on October 14, 2004 to shareholders of record as of October 7, 2004.

9. STOCK BASED COMPENSATION

At September 30, 2004, the Company had stock-based employee compensation plans, which are described more fully in Note 13 in Center Financial’s Annual Report on Form 10-K. The Company applies the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date the option is granted. The following table presents the pro forma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except earnings per share)
Net income, as reported	$4,103	$3,004	$10,649	$8,608
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	58	29	250	180

Pro forma net income	$4,045	$2,975	$10,399	$8,428

Earning per share
Basic - as reported*	$0.25	$0.19	$0.66	$0.55
Basic - pro forma*	$0.25	$0.19	$0.65	$0.54

Diluted - as reported*	$0.25	$0.19	$0.65	$0.54
Diluted - pro forma*	$0.24	$0.18	$0.63	$0.53

*	Adjusted for two for one stock split effective February 17, 2004.

The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	09/30/2004	09/30/2003	09/30/2004	09/30/2003
Dividend Yield	0.81%	1.45%	0.81	1.45%
Volatility	28%	28%	26%	22%
Risk-free interest rate	3.8%	2.8%	3.3%	2.8%
Expected life	3-5 years	3-5 years	3-5 years	3-5 years

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

In April 2004, the Company purchased the Chicago branch of Korea Exchange Bank and recorded goodwill of $1.3 million and a core deposit intangible of $462,000. We amortize premiums on acquired deposits using the straight-line method over 5 to 9 years. Amortization expense for core deposit intangible was $22,000 for the nine months ended September 30, 2004 and the core deposit intangible balance net of amortization was $440,000 at September 30, 2004. Estimated amortization expense for core deposit intangible for the remainder of 2004 and five succeeding fiscal years as follows:

Dollars in thousands
2004 (remaining three months)	$13
2005	53
2006	53
2007	53
2008	53
2009 thereafter	215

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at September 30, 2004 and December 31, 2003 follows:

Outstanding Commitments (Dollars in thousands)
	September 30, 2004	December 31, 2003
Loans	$181,537	$113,950
Standby letters of credit	8,266	6,165
Performance bonds	93	112
Commercial letters of credit	28,050	19,135

12. DERIVATIVE FINANCIAL INSTRUMENTS

The Company has identified certain variable-rate loans as a source of interest rate risk to be hedged in connection with the Company’s overall asset-liability management process. As these loans have contractually variable rates, there is a risk of fluctuation in interest income as interest rates rise and fall in future periods. In response to this identified risk, the Company uses interest rate swaps as a cash flow hedge to hedge the interest rate risk associated with the cash flows of the specifically identified variable-rate loans. To qualify for hedge accounting, the Company must demonstrate that at the inception of the hedge and on an on-going basis the changes in the fair value of the hedging instrument are expected to be effective in offsetting related changes in the cash flows of the hedged loans due to the matched terms in both the interest rate swap and the hedged loans. Accordingly, the accumulated change in the fair value of the cash flow hedge is recorded in a separate component of shareholders’ equity, net of tax, while ineffective portions are recognized in earnings immediately. Revenues or expenses associated with the interest rate swaps are accounted for on an accrual basis and are recognized as adjustments to interest income on loans, based on the interest rates currently in effect for the interest rate swap agreements.

The following table provides information as of September 30, 2004, on the Company’s outstanding derivatives:

Description	Notional Value	Period	Fixed Receiving Rate	Floating Paying Rate
(Dollars in thousands)
Interest Rate Swap I	$20,000	05/02-05/05	6.89%	WSJ Prime	*
Interest Rate Swap II	$25,000	08/02-08/06	6.25%	WSJ Prime	*
Interest Rate Swap III	$20,000	12/02-12/05	5.51%	WSJ Prime	*
Interest Rate Swap IV	$20,000	08/03-08/07	6.25%	WSJ Prime	*

(*)	At September 30, 2004, the Wall Street Journal published Prime Rate was 4.75 percent

The Company has entered into interest rate swaps to hedge the interest rate risk associated with the cash flows of specifically identified variable-rate loans. As of September 30, 2004, the Company had four interest rate swap agreements with a total notional amount of $85 million. Net interest income of $898,000 and $1,300,000 was recorded for the three months and nine months ended September 30, 2004, respectively as compared to $544,000 and $1,427,000 for the corresponding periods last year. At September 30, 2004, the fair value of the interest rate swaps was at a favorable position of $416,000 net of tax of $301,000, and is included in accumulated other comprehensive income. At September 30, 2004, the related asset on the interest rate swap of $717,000 was included in other assets. The fair value of the interest rate swaps decreased as a response to rising interest rates, as well as approaching maturity dates.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30, 2004
	(Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$12,413	$1,369	$1,568	$15,350
Interest expense	3,195	347	510	4,052

Net interest income	9,218	1,022	1,058	11,298
Provision for loan losses	857	(24)	(133)	700

Net interest income after provision for loan losses	8,361	1,046	1,191	10,598
Other operating income	3,125	1,257	2,490	6,872
Other operating expenses	9,825	677	315	10,817

Segment pretax profit	$1,661	$1,626	$3,366	$6,653

Segment assets	$1,055,604	$111,473	$94,268	$1,261,345

	Three Months Ended September 30, 2003 (Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$8,472	$881	$1,563	$10,916
Interest expense	2,418	224	263	2,905

Net interest income	6,054	657	1,300	8,011
Provision for loan losses	680	(42)	162	800

Net interest income after provision for loan losses	5,374	699	1,138	7,211
Other operating income	2,435	760	1,045	4,240
Other operating expenses	5,864	562	355	6,781

Segment pretax profit	$1,945	$897	$1,828	$4,670

Segment assets	$743,292	$72,556	$112,271	$928,119

	Nine Months Ended September 30, 2004 (Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$32,445	$4,008	$4,583	$41,036
Interest expense	8,814	949	1,057	10,820

Net interest income	23,631	3,059	3,526	30,216
Provision for loan losses	1,984	218	(52)	2,150

Net interest income after provision for loan losses	21,647	2,841	3,578	28,066
Other operating income	8,567	2,985	4,295	15,847
Other operating expenses	23,307	2,072	1,221	26,600

Segment pretax profit	$6,907	$3,754	$6,652	$17,313

Segment assets	$1,055,604	$111,473	$94,268	$1,261,345

	Nine Months Ended September 30, 2003 (Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$25,363	$2,500	$3,895	$31,758
Interest expense	7,246	641	857	8,744

Net interest income	18,117	1,859	3,038	23,014
Provision for loan losses	1,285	34	431	1,750

Net interest income after provision for loan losses	16,832	1,825	2,607	21,264
Other operating income	7,105	2,199	2,493	11,797
Other operating expenses	16,861	1,743	886	19,490

Segment pretax profit	$7,076	$2,281	$4,214	$13,571

Segment assets	$743,292	$72,556	$112,271	$928,119

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three and nine months ended September 30, 2004. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003 and with the unaudited consolidated financial statements and notes as set forth in this report.

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

Critical Accounting Policy

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, Management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company’s allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that Management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivities to interest rate movements and borrowers’ sensitivities to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in our markets, including economic conditions in Southern California, South Korea and other Pacific Rim countries, and in particular, the state of certain industries. Size and complexity of individual credits in relation to lending officers’ background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodologies. As the Company adds new products, increases the complexity of its loan portfolio, and expands its geographic coverage, it will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition Summary – Allowance for Loan Losses.” Although Management believes the level of the allowance as of September 30, 2004 is adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

SUMMARY OF FINANCIAL DATA

Executive Overview

The Company posted solid growth in loans and deposits in the third quarter of 2004. Consolidated net income for the third quarter of 2004 increased 37% to $4.1 million, or $0.25 per diluted share compared to $3.0 million or $0.19 per diluted share in the third quarter of 2003. (All per share figures have been adjusted to reflect the two-for-one stock split effective February 17, 2004.) Consolidated net income for nine months ended September, 30, 2004 grew 24% to $10.6 million or $0.65 per diluted share compared to $8.6 million or $0.54 per diluted share in comparable period of 2003. The following were significant factors related to the third quarter and nine months ended September 30, 2004 results as compared to comparable periods in 2003:

•	As a result of strong loan and deposit growth and helped by market rate hikes our net interest income before provision increased by 41% to $11.3 million in the third quarter of 2004 versus 2003. For the first nine months of 2004, our net interest income before provision also increased by 31% to $30.2 million.

•	Our revenue for the third quarter and nine months ended September 30, 2004 increased by 47% and 32%, respectively as compared to same periods last year.

•	Return on average assets and return on average equity improved to 1.33% and 19.19%, respectively in third quarter of 2004, from 1.30% and 16.53%, respectively, for the 2003 quarter. The Company reported return on average assets of 1.25% and return on average equity of 17.25% for nine months ended September 30, 2004.

•	Our net interest margin advanced to 4.01% and 3.92% for the third quarter and first nine months of 2004, respectively as compared to 3.80% and 3.88% in the comparable periods of 2003 mainly due to market rate hikes by Federal Reserve Board.

•	Noninterest income jumped by $2.6 million or 62% in the third quarter of 2004, compared with the same period in 2003 reflecting increased gain on sale of loans and solid gains in service fee income, which in turn result from increases in customer account relationships and loan servicing and trade finance transactions. New fee income-generating products such as the mortgage referral program, Bank Owned Life Insurance (‘BOLI’) and ATM funding program also helped to boost noninterest income. Noninterest income for the first nine months of 2004 was up by 34% to $15.8 million.

•	The Company initiated the sale of the unguaranteed portion of SBA loans during the third quarter of 2004.

•	We have recorded $1.3 and $1.9 million of an impairment loss of securities for the quarter ended and nine months ended September 30, 2004, respectively, due to the decline in market value of the Company’s Fannie Mae and Freddie Mac preferred stocks.

•	During the first nine months of 2004, we recorded strong loan growth in commercial real estate loans, commercial business loans and trade finance loans. High growth in trade finance was as a result of management’s efforts to capitalize on improving trends in Asian Pacific trade volumes. Net loans grew 30% to $928.8 million during the first nine months of 2004. Commercial real estate and trade finance loans increased by 44% and 25% as compared to year-end 2003.

•	Because of continued improvement in our asset quality, the ratio of non-accrual loans to total loans decreased to 0.43% for the third quarter of 2004 as compared to 0.58% in same period of 2003.

•	Total deposits increased by 24% during the first nine months of 2004. The most significant increase in deposits since December 31, 2003 was a $94.3 million increase in time deposits over $100,000. This increase in time deposits over $100,000 was mainly due to $20 million of new brokered deposits and increased contributions from new branches. The Company’s low cost demand deposits also increased by $56.9 million during the nine months ended September 30, 2004 as a result of increased promotional activities to attract new demand deposits.

Our financial condition and liquidity remain strong. The following are important factors in understanding our financial condition and liquidity:

•	We expanded our geographic expansion by opening new LPOs in Atlanta, Honolulu, Houston and Dallas in the third and fourth quarter of 2004.

•	Our total assets continued to grow and reached $1.3 billion at September 30, 2004, an increase of 23% over December 2003.

•	Short-term investments including federal funds sold and investment in money market funds increased by $20.1 million in the first nine months of 2004, as a reflection of a temporary investment of the Company’s excess funds subsequent to the issuance of its long-term subordinated debentures.

•	Under the regulatory framework for prompt corrective action, we continue to be “well-capitalized”.

•	We have replaced maturing short-term borrowings with low cost broker and branch deposits.

•	The Company declared its quarterly cash dividend of $0.04 per share in September 2004.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in the Consolidated Statements of Operations, during the third quarter and for the nine months ended September 30, 2004 the Company generated net income of $4.1 million and $10.6 million, respectively, as compared to $3.0 million and $8.6 million for the same periods in 2003. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and net noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

Total interest and dividend income for the third quarter of 2004 increased 41% to $15.4 million compared with $10.9 million for the same period in 2003, primarily due to market rate hikes and growth in interest earning assets. Growth was driven by average net loans and average fed funds sold. Average net loans increased $265.4 million or 42% and average fed funds sold increased $62.5 million or 157.4% for the third quarter of 2004 compared to the same period in 2003.

Total interest expense for the third quarter of 2004 increased 39% to $4.1 million compared with $2.9 million for the same quarter in 2003. This increase was due to deposit growth partially offset by lower rates paid on time certificate of deposit accounts.

Net interest income before provision for loan losses increased by $3.3 million for the third quarter of 2004 compared to the like quarter in 2003. Of this increase, approximately $3.0 million was due to volume changes, $188,000 due to rate changes and $110,000 in rate and rate/volume changes, respectively. The average yield on loans for the third quarter of 2004 increased to 6.23% compared to 6.14% for the like quarter in 2003, an increase of 9 basis points. This increase was due to market rate hikes by the Federal Reserve Board. The average investment portfolios for the third quarter of 2004 and 2003 were $122.8 million and $141.8 million, respectively. The average yields on the investment portfolio as of the third quarter of 2004 and 2003 were 3.10% and 3.14%, respectively.

The interest margin for the third quarter of 2004 equaled 4.01%, a 21 basis point increase compared to 3.80% for the same quarter of 2003. This increase in the net interest margin was mainly attributable to market rate hikes by The Federal Reserve Board of 25 basis point each in June 2004, August 2004, and September 2004. The yield on earning assets for the third quarter of 2004 was 5.44%, 26 basis points higher than 5.18% in the same quarter of last year. This increase in 2004 was mainly due to market rate hikes. The average cost of interest-bearing liabilities slightly increased to 2.00% in the third quarter of 2004 compared to 1.96% during the same quarter in 2003. This increase was driven by issuance of higher cost long-term subordinated debentures in December 2003.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended September 30, 2004 and 2003:

Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended September 30,
	2004			2003
	(Dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[1]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[1]
Assets:
Interest-earning assets:
Loans[2]	$892,477	$13,978	6.23%	$627,028	$9,699	6.14%
Federal funds sold	102,279	364	1.42	39,732	106	1.06
Taxable investment securities:
U.S. Treasury	2,077	24	4.60	2,191	24	4.35
U.S. Governmental agencies debt securities	39,561	269	2.71	49,176	396	3.19
U.S. Governmental agencies mortgage backed securities	48,225	372	3.07	48,475	305	2.50
U.S. Governmental agencies collateralized mortgage obligations	—	—	—	4,099	(7)	(0.68)
Municipal securities	102	1	3.90	102	2	7.78
Other securities[3]	16,795	167	3.96	19,968	145	2.88

Total taxable investment securities:	106,760	833	3.10	124,011	865	2.77
Tax-advantaged investment securities[4]
Municipal securities	5,179	53	6.26	5,782	60	6.33
Others - Government preferred stock	10,852	71	3.58	11,963	111	5.07

Total tax-advantaged investment securities	16,031	124	4.45	17,745	171	5.48
Equity Stocks	3,849	49	5.06	931	8	3.41
Money market funds and interest-earning deposits	435	2	1.83	26,550	67	1.00

Total interest-earning assets	1,121,831	$15,350	5.44%	$835,997	$10,916	5.18%

Non-interest earning assets:
Cash and due from banks	61,887			50,176
Bank premises and equipment, net	11,247			10,704
Customers’ acceptances outstanding	6,374			3,855
Accrued interest receivables	3,574			3,301
Other assets	25,335			10,633

Total noninterest-earning assets	108,417			78,669

Total Assets	$1,230,248			$914,666

[1]	Average rates/yields for these periods have been annualized.
[2]	Loans including loans held for sale are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees (cost) included in loan income were approximately

$46,000 and $277,000, for the three months ended September 30, 2004 and 2003, respectively. Amortized loan (cost) fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[3]	Other securities include U.S. government asset-backed securities, corporate trust preferred securities, and corporate debt securities.
[4]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Distribution, Rate and Yield Analysis of Net Income
	Three Months Ended September 30,
	2004			2003
		(Dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[5]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[5]
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$224,767	$874	1.55%	$162,321	$570	1.39%
Savings	69,972	541	3.08	55,418	411	2.94
Time certificates of deposit in: denominations of $100,000 or more	401,122	1,963	1.95	275,058	1,387	2.00
Other time certificates of deposit	80,541	370	1.83	78,763	410	2.07

	776,402	3,748	1.92	571,560	2,778	1.93
Other borrowed funds	10,101	101	3.98	16,313	127	3.09
Long-term subordinated debentures	18,557	203	4.28	—	—	—

Total interest-bearing liabilities	805,060	$4,052	2.00%	$587,873	$2,905	1.96%

Non-interest-bearing liabilities:
Demand deposits	327,227			244,715
Other liabilities	12,884			9,979

Total non-interest bearing liabilities	340,111			254,694
Shareholders’ equity	85,077			72,099

Total liabilities and shareholders’ equity	$1,230,248			$914,666

Net interest income		$11,298			$8,011

Net interest spread[6]			3.44%			3.22%
Net interest margin[7]			4.01%			3.80%

Ratio of average interest-earning assets to interest-bearing liabilities			139.35%			142.21%

Net interest income before provision for loan losses for the first nine months of 2004 was $30.2 million compared to $23.0 million for the first nine months of 2003, which constitutes an increase of $7.2 million, or 31%. Of this increase, approximately $7.9 million was due to volume changes offset by $506,000 and $229,000 in rate and rate/volume changes, respectively. The average yield on loans for the first nine months of 2004 declined to 5.97% compared to 6.24% for the like period in 2003, a decrease of 27 basis points. This decrease was mainly due to a 25 basis points market rate decrease by the Federal Reserve Board in June 2003 and the market rate remained unchanged until July 2004, resulting in new loans booked at lower rates for the first six months of 2004 and lowering the Company’s loan yield. The average investment portfolios for the first nine months of 2004 and 2003 were $119.5 million and $143.5 million, respectively. The average yields on the investment portfolio as of the first nine months of 2004 and 2003 were 3.25% and 3.43%, respectively. Higher growth in demand deposits had a favorable impact on the Company’s net interest margin. For the first nine months of 2004, money market and NOW and savings accounts grew $49.5 million or 24% as compared to the like period in 2003. The average yield on savings for the first nine months of 2004 increased 33 basis points to 3.24% as compared to 2.91% for the same period in 2003, mainly due to an increase in higher rate installment savings accounts. Other borrowed funds for the first nine months of 2004, increased $3.7 million to $19.9 million compared to $16.1 million for the first nine months of 2003. To meet increased loan demand and anticipated short-term funding needs the Company increased its borrowings during the third quarter of 2004. The issuance of $18.0 million of long-term subordinated debentures in December 2003, contributed to the decline in the net interest margin, due to the higher cost of the long-term subordinated debentures as compared to short-term borrowings such as Fed funds purchased. Another factor that had a slight negative effect on the Company’s net interest margin for the nine months ended September 30, 2004 and will continue to have a similar impact going forward is the increase in other non-interest earning assets. The Company’s BOLI, investments in an ATM funding program and in low income housing tax credit funds totaled $20.0 million at September 30, 2004. These assets, while having a positive impact on the Company’s profitability, are considered non-interest earning assets. Their income contributions are not included as interest income, although, funded by interest bearing liabilities and thus these balances ultimately have a negative impact on the Company’s net interest margin.

[5]	Average rates/yields for these periods have been annualized.
[6]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
[7]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the nine months ended September 30, 2004 and 2003:

Distribution, Rate and Yield Analysis of Net Income

	Nine Months Ended September 30,
	2004			2003
	(Dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[8]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[1]
Assets:
Interest-earning assets:
Loans [9]	$837,020	$37,382	5.97%	$589,768	$27,528	6.24%
Federal funds sold	55,565	527	1.27	34,863	309	1.19
Taxable investment securities:
U.S. Treasury	2,109	73	4.62	2,207	73	4.42
U.S. Governmental agencies debt securities	41,741	883	2.83	37,506	1,021	3.64
U.S. Governmental agencies mortgage backed securities	41,766	1,051	3.36	61,057	1,472	3.22
U.S. Governmental agencies collateralized mortgage obligations	—	—	—	5,050	77	2.04
Municipal securities	102	5	6.55	102	5	6.55
Other securities [10]	16,835	473	3.75	18,840	486	3.45

Total taxable investment securities:	102,553	2,485	3.24	124,762	3,134	3.36
Tax-advantaged investment securities [11]
Municipal securities	5,491	169	6.32	5,975	183	6.30
Others - Government preferred stock	11,461	258	4.14	12,802	365	5.25

Total tax-advantaged investment securities	16,952	427	4.85	18,777	548	5.58
Equity Stocks	3,415	111	4.34	881	32	4.86
Money market funds and interest-earning deposits	13,723	104	1.01	23,791	207	1.16

Total interest-earning assets	1,029,228	$41,036	5.33%	$792,842	$31,758	5.36%

Non-interest earning assets:
Cash and due from banks	63,000			42,010
Bank premises and equipment, net	11,242			10,415
Customers’ acceptances outstanding	4,957			3,481
Accrued interest receivables	3,354			3,282
Other assets	24,704			9,598

Total noninterest-earning assets	107,257			68,786

Total Assets	$1,136,485			$861,628

[8]	Average rates/yields for these periods have been annualized.
[9]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan (cost) fees included in loan income were approximately $150,000 and $268,000, for the nine months ended September 30, 2004 and 2003, respectively. Amortized loan (cost) fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.
[10]	Other securities include U.S. government asset-backed securities, corporate trust preferred securities, and corporate debt securities.
[11]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Distribution, Rate and Yield Analysis of Net Income

	Nine Months Ended September 30,
	2004			2003
		(Dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[12]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[5]
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$189,486	$2,101	1.48%	$154,253	$1,659	1.44%
Savings	65,875	1,600	3.24	51,622	1,125	2.91
Time certificates of deposit in: denominations of $100,000 or more	363,462	5,115	1.88	250,673	4,207	2.24
Other time certificates of deposit	77,632	1,065	2.76	82,231	1,372	2.23

	696,455	9,881	1.90	538,779	8,363	2.08
Other borrowed funds	19,883	371	2.50	16,137	381	3.16
Long-term subordinated debentures	18,557	568	4.02	—	—	—

Total interest-bearing liabilities	734,895	$10,820	1.97%	$554,916	$8,744	2.11%

Non-interest-bearing liabilities:
Demand deposits	307,022			227,332
Other liabilities	12,112			9,608

Total non-interest bearing liabilities	319,134			236,940
Shareholders’ equity	82,456			69,772

Total liabilities and shareholders’ equity	$1,136,485			$861,628

Net interest income		$30,216			$23,014

Net interest spread[13]			3.36%			3.25%
Net interest margin[14]			3.92%			3.88%

Ratio of average interest-earning assets to interest-bearing liabilities			140.05%			142.88%

[12]	Average rates/yields for these periods have been annualized.
[13]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
[14]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume), (ii) changes in interest rates (rate), and (iii) changes in both rate and volume (rate/volume):

	Three Months Ended September 30, 2004 vs. 2003 Increase (Decrease) Due to change In				Nine Months Ended September 30, 2004 vs. 2003 Increase (Decrease) Due to change In
	Volume	Rate	Rate / Volume	Total	Volume	Rate	Rate / Volume	Total
	(Dollars in thousands)
Earning Assets
Interest Income:
Loans [15]	$4,140	$42	$97	$4,279	$11,509	$(1,113)	$(542)	$9,854
Federal funds sold	168	35	55	258	183	22	13	218
Taxable investment securities	(121)	95	(6)	(32)	(556)	(102)	9	(649)
Tax-advantaged securities [16]	(17)	(35)	5	(47)	(53)	(74)	6	(121)
Equity stocks	26	4	11	41	96	(5)	(12)	79
Money market funds and interest-earning deposits	(67)	55	(53)	(65)	(88)	(26)	11	(103)

Total earning assets	4,129	196	109	4,434	11,091	(1,298)	(515)	9,278

Interest Expense:
Deposits and borrowed funds
Money market and super NOW accounts	222	57	25	304	378	56	8	442
Savings deposits	109	14	7	130	310	131	34	475
Time deposits	655	(99)	(20)	536	1,809	(900)	(308)	601
Other borrowings	(49)	36	(13)	(26)	89	(79)	(20)	(10)
Long-term subordinated debentures	203	—	—	203	568	—	—	568

Total interest-bearing liabilities	1,140	8	(1)	1,147	3,154	(792)	(286)	2,076

Net interest income	$2,989	$188	$110	$3,287	$7,937	$(506)	$(229)	$7,202

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

Because of continued improvement in the Company’s loan quality the provision for loan losses for the quarter was $700,000, 12% below the $800,000 provision for the prior year period. On a year-to-date basis, the provision for loan losses through September 30, 2004 was $2.2 million, an increase of $400,000 over the $1.8 million provision for the comparable period in 2003. Management decided it would be prudent and sound to make this provision in order to maintain the allowance at a level of 1.1% of total gross loans as compared to 1.2% at December 31, 2003. Management believes that the $2.2 million additional loan loss provision was adequate for the first nine months of 2004. While Management believes that the allowance for loan losses at September 30, 2004 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimation, inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

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

[15]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in loan income were approximately $150,000 and $268,000, for the nine months ended September 30, 2004 and 2003, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.
[16]	Yield on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

For the third quarter of 2004, noninterest income jumped 62% to $6.9 million compared to $4.2 million for the same quarter in 2003, and also increased from 2.44% to 2.01% of average earning assets for the same periods. Noninterest income was up by 34% to $15.8 million for the first nine months of 2004 as compared to $11.8 million in the comparable period of 2003.

One of the primary sources of recurring noninterest income continue to be customer service fee charges on deposit accounts and fees from trade finance transactions. Customer service fees increased by $440,000, or 23%, in the third quarter of 2004, and by $996,000, or 19% for the first nine months of 2004, compared to the same period last year. The increase in customer service fees was mainly due to increases in customer account relationships. For the first nine months of 2004, customer service fees as a percentage of total core noninterest income decreased to 40% compared to 45% for the first nine months of 2003. This decrease was mainly due to an increase in gain on sale of loans. Excluding gain on sale of loans, customer service fees increased to 51% for the nine months ended September 30, 2004.

Fee income from trade finance transactions increased by $362,000, or 52%, for the third quarter, and $705,000, or 36% for the first nine months of 2004. This increase in trade finance loans was mainly due to Management’s efforts to capitalize on improving trends in the Asia Pacific trade volumes and a new trade finance team brought in during 2003.

The Company recorded a gain of $2.4 million on the sale of loans in the third quarter of 2004, as compared to a $656,000 gain in the like quarter of 2003. During the third quarter of 2004, the Company initiated the sale of the unguaranteed portion of SBA loans and recorded a total gain of $1.6 million. Out of the $1.6 million gain, $1.2 million was reversal of discount on SBA loans retained recorded in relation to the previous sale of SBA guaranteed portion. The gain on sale of loans also increased by 130% to $3.7 million for the first nine months 2004 as compared to $1.6 million in the like period of 2003. This was due to the adoption of a new practice in the latter part of 2003 of selling SBA loans every quarter and initiating the sale of unguaranteed portion of SBA loans in the third quarter of 2004. The Company sold $54.4 million of loans during the first nine months of 2004 as compared to $29.3 million in the comparable period of 2003.

As a result of SBA loan sales and retention of servicing rights, loan service fees increased $192,000, or 60%, for the third quarter of 2004, and $575,000, or 61% for the first nine months of 2004.

Slowing mortgage activity as a result of rising rates was a major contributor to a decline in the Company’s other income in the third quarter of 2004. Other income decreased by 28% to $367,000 for the third quarter of 2004, as compared to $510,000 in the like period of 2003. Other income for the nine months ended September 30, 2004 also decreased slightly to $1.1 million in comparison to $1.2 million for the same period in 2003.

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

Noninterest Income	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2004		2003		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest income:
Customer service fee	$2,340	34.05%	$1,900	44.81%	$6,250	39.44%	$5,254	44.54%
Fee income from trade finance transactions	1,053	15.32	691	16.30	2,671	16.85	1,966	16.67
Wire transfer fees	204	2.97	170	4.01	602	3.80	501	4.25
Gain on sale of loans	2,403	34.97	656	15.47	3,670	23.16	1,593	13.50
Net gain on sale of securities available for sale	(9)	(0.13)	(9)	(0.21)	(15)	(0.09)	330	2.80
Other loan related service fees	514	7.48	322	7.59	1,523	9.61	948	8.04
Other income	367	5.34	510	12.03	1,146	7.23	1,205	10.20

Total noninterest income:	$6,872	100.00%	$4,240	100.00%	$15,847	100.00%	$11,797	100.00%

As a percentage of average earning assets:	2.44%		2.01%		2.06%		1.99%

Noninterest Expense

For the third quarter of 2004, noninterest expense increased 60% to $10.8 million, compared to $6.8 million for the same quarter in 2003. The increase in noninterest expense was mainly attributable to increases in salaries and employee benefits and impairment loss of securities available for sale. Noninterest expense as a percentage of average assets also increased to 3.84% in the third quarter of 2004 as compared to 3.22% in same period in 2003. Noninterest expense for the first nine months of 2004 increased 36% to $26.6 million compared with $19.5 million for the first nine months of 2003.

The Company’s efficiency ratio, defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income, is a reflection of increased noninterest expenses, increased to 59.53% for the third quarter of 2004, and 57.75% for the first nine months of 2004 compared to 55.35% and 55.99% in the like period a year ago. These increases were primarily due to impairment loss of securities available for sale, increased professional service fees related to compliance with the Sarbanes Oxley Act, and increased hiring activity of highly qualified personnel due to the Company’s expansion of its management infrastructure in preparation for the next stage of the Company’s growth. Excluding the securities impairment charge, the pro forma efficiency ratio actually decreased to 52.22% and 53.69% for the third quarter of 2003 and for nine months ended September 30, 2004, respectively.

Compensation and employee benefits increased 42% to $4.5 million for the third quarter of 2004 compared to $3.2 million for the same quarter in 2003 but decreased from 47% to 41% of total noninterest expenses for these periods. This increase in the dollar volume was mainly due to expenses associated with the increased personnel to staff the Fullerton branch, additional personnel added as result of the Chicago branch acquisition, the hiring of highly qualified individuals for the corporate offices and normal salary increases. Increase in compensation and employee benefits was 21% for the first nine months of 2004 compared to the same period in 2003.

Costs related to the acquisition of the branch office in Chicago and the opening of new LPOs increased occupancy cost by 18% to $634,000 in the third quarter of 2004 from $537,000 in same quarter last year. Occupancy expense also increased to $1.8 million for the first nine months of 2004 as compared to $1.5 million in like period last year.

Data processing expense grew by $230,000, or 52%, for the third quarter of 2004 as compared to $445,000 for the same period last year, mainly due to increased costs related to the newly acquired Chicago branch and increased activity as a result of the Company’s expansion. For the nine months ended September 30, 2004, data processing expense also increased 29% to $1.6 million as compared to $1.3 million for the same period of 2003.

Due primarily to the higher consulting fees associated with complying with the Sarbanes-Oxley Act, professional service fees increased by $424,000 to $1.2 million for third quarter 2004 compared to $757,000 in the same period of 2003, but slightly decreased to 11% as a percentage of total noninterest expenses. Professional service fees were significantly higher for the first nine months of 2004 and amounted to $2.5 million, or an increase of $1.1 million as compared to $1.4 million for the same period last year.

Business promotion and advertising expense increased by 24%, to $580,000 for the third quarter of 2004 from $467,000 in the like quarter a year ago. This increase was mainly due to the increased promotional activity for the Company’s products and new LPOs.

The Company recorded $1.3 million and $1.9 million impairment losses on Fannie Mae and Freddie Mac preferred stock for the third quarter of 2004 and nine months ended September 30, 2004, respectively.

Other operating expenses increased by $418,000 for the third quarter of 2004, and $1.1 million for the first nine months of 2004. This increase was mainly due to increases in corporate administration and loan related fee expenses, and losses on sale of fixed assets and CRA investments.

The remaining noninterest expenses include; furniture, fixture and equipment, stationary and supplies, telecommunications, postage, courier service and security service expenses. For the third quarter of 2004, these noninterest expenses increased 11% to $1.0 million compared to $0.9 million for the same quarter in 2003. Increases were primarily due to the Chicago branch acquisition and relocation of our Inland Branch Office.

The following table sets forth the breakdown of noninterest expense for the periods indicated:

Noninterest Expense	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2004		2003		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and benefits	$4,487	41.48%	$3,160	46.60%	$11,844	44.53%	$9,767	50.11%
Occupancy	634	5.86	537	7.92	1,843	6.93	1,480	7.59
Furniture, fixture, and equipment	352	3.25	347	5.12	1,002	3.77	988	5.07
Data processing	675	6.24	445	6.56	1,649	6.20	1,278	6.56
Professional services fees	1,181	10.92	757	11.16	2,486	9.35	1,422	7.30
Business promotion and advertising	580	5.36	467	6.89	1,505	5.66	1,321	6.78
Stationery and supplies	147	1.36	146	2.15	380	1.43	450	2.31
Telecommunications	114	1.05	122	1.80	397	1.49	359	1.84
Postage and courier service	171	1.58	135	1.99	458	1.72	386	1.98
Security service	221	2.04	157	2.32	543	2.04	451	2.31
Impairment loss of available for sale securities	1,329	12.29	—	—	1,869	7.03	—
Other operating expense	926	8.57	508	7.49	2,624	9.85	1,588	8.15

Total noninterest expense	$10,817	100.00%	$6,781	100.00%	$26,600	100.00%	$19,490	100.00%

As a percentage of average earning assets		3.84%		3.22%		3.45%		3.29%
Efficiency ratio		59.53%		55.35%		57.75%		55.99%

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

The provision for income taxes increased 53% to $2.6 million for the third quarter of 2004 compared to $1.7 million for the same period in 2003, and the effective tax rates also increased to 38.33% from 35.67% for the third quarter of 2004. The increase in the tax provision was attributable to a 42% increase in pretax earnings in the third quarter of 2004 compared to the same period a year ago. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $388,000 for the first nine months of 2004 compared to $372,000 for the nine months ended in September 30, 2003.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax return. The Company’s deferred tax asset was $3.2 million as of September 30, 2004, and $3.0 million as of December 31, 2003. As of September 30, 2004, the Company’s deferred tax asset was primarily due to book reserves for losses on loans. Deferred tax assets were partially offset by unrecognized book gains from securities that are available for sale and interest rate swaps.

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

Interest Earning Short-Term Investments

The Company invests its excess available funds from daily operations in overnight Fed Funds and Money Market Funds. Money Market Funds are composed primarily of government funds and high quality short-term commercial paper. The Company can redeem the funds at any time. As of September 30, 2004 and December 31, 2003, the amounts invested in Fed Funds were $84.1 million and $41.6 million, respectively. The average yield earned on these funds was 1.27% for the first nine months of 2004 compared to 1.19% for the same period last year. The Company invested $0 and $22.4 million in Money Market Funds as of September 30, 2004 and December 31, 2003. The average balance and yield on money market funds were $13.7 million and 1.01% for the first nine months of 2004 as compared to $23.8 million and 1.16% for the comparable period of 2003.

Investment Portfolio

As of September 30, 2004, investment securities totaled $136.7 million or 11% of total assets, compared to $125.5 million or 12% of total assets as of December 31, 2003. The increase in the investment portfolio was due to the purchase of $42.3 million in available-for-sale securities. This increase for the nine months ended September 30, 2004 were partially offset by (i) $1.7 million held–to-maturity securities matured or called during the period, (ii) $8.6 million of available for sale called, (iii) $4.8 million of available for sale sold, (iv) principal payments of $14.5 million on mortgage-backed securities, and (v) $1.9 million of impairment losses recorded.

As of September 30, 2004, available-for-sale securities totaled $124.8 million, compared to $110.1 million as of December 31, 2003. Available-for-sale securities as a percentage of total assets slightly decreased to 10% as of September 30, 2004 from 11% as of December 2003. Held-to-maturity securities decreased to $11.9 million as of September 30, 2004, compared to $15.4 million as of December 31, 2003. The composition of available-for-sale and held-to-maturity securities was 91% and 9% as of September 30, 2004, compared to 88% and 12% as of December 31, 2003, respectively. New securities purchased during the first nine months of 2004 in the available-for-sale classification mainly consisted of mortgage backed securities and are intended to provide a better return on the Company’s investment portfolio. For the three months and nine months ended September 30, 2004, the yield on the average investment portfolio was 3.10% and 3.25%, respectively, as compared to 2.90% and 3.43% for the same periods of 2003. During the first nine months of 2004, the Company’s replaced maturing, called or sold securities with higher yielding adjustable mortgage backed securities, and a portion of the proceeds was used to fund higher yielding loans.

The average balance of taxable investment securities decreased by 18% to $102.6 million for the nine months ended September 30, 2004, compared to $124.8 million for the same period last year. The annualized average yield declined 12 basis points to 3.24% for the nine months ended September 30, 2004, compared to 3.36% for the same period last year. The decrease was due to called higher yielding government agency debt securities.

The average balance of tax-advantaged securities was $16.9 million and $18.8 million for the first nine months of 2004 and 2003, respectively. The average yield on tax-advantaged securities for the nine months ended September 30, 2004 was 3.36% compared to 3.90% for the same period last year. The tax-equivalent yield on these same securities for the nine months ended September 30, 2004 was 4.85% compared to 5.58% for the same period last year. The decrease in yield on the tax advantage securities was primarily due to lower yielding government preferred stock.

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

Investment Portfolio

	As of September 30,		As of December 31
	2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury securities	$2,023	$2,062	$2,051	$2,148
U.S. Government agencies asset-backed securities	9	9	19	19
U.S. Government agencies securities	43,025	42,477	45,595	45,036
U.S. Government agencies mortgage-backed securities	52,650	52,874	33,898	33,964
Government agencies preferred stock	10,495	10,495	12,680	12,124
Corporate trust preferred securities	11,000	11,000	11,000	10,890
Corporate debt securities	5,700	5,861	5,705	5,945

Total available for sale	$124,902	$124,778	$110,948	$110,126

Held to Maturity:
U.S. Government agencies securities	$—	$—	$1,000	$1,012
U.S. Government agencies mortgage-backed securities	6,640	6,691	8,458	8,453
Municipal securities	5,280	5,533	5,932	6,191

Total held to maturity	$11,920	$12,224	$15,390	$15,656

Total investment securities	$136,822	$137,002	$126,338	$125,782

The following table summarizes, as of September 30, 2004, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule
	(Dollars in thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield[17]	Amount	Yield[11]	Amount	Yield	Amount	Yield[17]	Amount	Yield[17]
Available for Sale (Fair Value):
U.S. Treasury securities	$2,062	4.72%	$—	—	$—	—	$—	—	$2,062	4.72%
U.S. Government agencies asset-backed securities	9	2.86	—	—	—	—	—	—	9	2.86
U.S. Government agencies securities	—	—	42,477	2.66	—	—	—	—	42,477	2.66
U.S. Government agencies mortgage-backed securities	—	—	2,777	4.70	1,428	4.35	48,669	3.37	52,874	3.71
Government agencies preferred stock	5,318	3.11	5,177	1.16	—	—	—	—	10,495	2.11
Corporate trust preferred securities	—	—	—	—	—	—	11,000	3.40	11,000	3.40
Corporate debt securities	511	6.12	5,350	5.01	—	—	—	—	5,861	5.11

Total available for sale securities	$7,900	3.64	$55,781	2.79	$1,428	4.35	$59,669	3.38	$124,778	3.14

Held to Maturity (Amortized Cost):
U.S. Government agencies mortgage-backed securities	—	—	—	—	—	—	6,640	4.11	6,640	4.11
Municipal securities	—	—	1,695	4.21	3,139	4.23	446	3.65	5,280	4.17

Total held to maturity	$—	—	$1,695	4.21	$3,139	4.23	$7,086	4.08	$11,920	4.14

Total investment securities	$7,900	3.64%	$57,476	2.83%	$4,567	4.27%	$66,755	3.46%	$136,698	3.23%

The following table shows the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2004:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S Government agencies securities	$—	$—	$27,418	$(567)	$27,418		$(567)
U.S. Government agencies mortgage-backed securities	11,345	(30)	5,056	(78)	16,401		(108)

Total	$11,345	$(30)	$32,474	$(645)	$43,819	$	$(675)

As of September 30, 2004, the Company had total fair value of $43.8 million of securities with unrealized losses of $675,000. The market value of securities which have been in a continuous loss position in 12 months or more totaled $32.5 million, with an unrealized loss of $645,000.

For investments in an unrealized loss position at September 30, 2004, we have the intent and ability to hold these investments until the full recovery of their carrying value. During the first nine months of 2004, as a result of an other than temporary decline in market value due to changes in interest rates, impairment charges of $1.9 million were recognized for floating rate agency preferred stocks.

All individual securities that have been in a continuous unrealized loss position for twelve months or longer at September 30, 2004 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long term investment grade status at September 30, 2004. During the third quarter of 2004, the Company recorded additional $1.3 million impairment losses to reflect decline in the market value of its Fannie Mae and Freddie Mac preferred stocks.

[17]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Loan Portfolio

The Company continued to experience significant loan growth during the first nine months of 2004. Net loans increased $211.8 million, or 30%, to $928.8 million at September 30, 2004. $8.0 million of loans purchased as part of the Chicago branch purchase also contributed to loan growth in the first nine months of 2004. The increase in loans was funded primarily through deposit growth coming from established branches. While Management believes that it can continue to leverage the Company’s current infrastructure to achieve similar or greater growth in loans for the remainder of the year, no assurance can be given that such growth will in fact occur. Net loans as of September 30, 2004, represented 74% of total assets, compared to 70% as of December 31, 2003.

The growth in net loans was comprised primarily of net increases in real estate commercial loans of $170.0 million or 44%, commercial loans of $34.7 million or 24%, consumer loans of $6.8 million or 14%, and trade finance loans of $15.7 million or 25%. Partially offsetting the growth in these loan categories was a net decrease in construction loans of $820,000 or 4% and the sale of $51.6 million in SBA loans during the nine months ended September 30, 2004. The decrease in construction loans was due primarily to loan payoffs.

As of September 30, 2004, commercial real estate continued to be the largest component of the Company’s total loan portfolio with loans totaling $554.9 million, representing 59% of total loans, compared to $384.8 million or 53% of total loans at December 31, 2003. The increase in commercial real estate loans resulted from Management’s efforts to promote this segment of the portfolio, as such loans involve a somewhat lesser degree of risk than certain other loans in the portfolio due to the nature and value of the collateral.

Trade finance loans increased by $15.7 million or 25% to $77.6 million at September 30, 2004 from $61.9 million at December 31, 2003. This increase in trade finance loans was mainly due to Management’s efforts to capitalize on improving trends in the Asia Pacific trade volumes and a new trade finance team brought in 2003.

The Company adopted a new practice in the later part of 2003 of selling SBA loans every quarter. The Company sold $54.4 million of loans of which $51.6 million was SBA loans in first nine months of 2004, and retained the obligation to service the loans for a servicing fee and to maintain customer relations. As of September 30, 2004, the Company was servicing $129.8 million of sold SBA loans, compared to $91.5 million of sold SBA loans as of December 31, 2003. SBA loans as a percentage of total loans decreased to 6% in first nine months of 2004 as compared to 9% in 2003, primarily due to increased sale volume in 2004.

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	September 30, 2004		December 31, 2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate
Construction	$17,644	1.87%	$18,464	2.53%
Commercial [18]	554,853	58.91	384,824	52.81
Commercial
Korean Affiliate Loans [19]	11,812	1.25	14,865	2.04
Other commercial loans	170,258	18.08	132,503	18.18
Trade Finance [20]
Korean Affiliate Loans	2,986	0.32	3,899	0.54
Other trade finance loans	74,617	7.92	57,987	7.96
SBA	32,544	3.45	41,633	5.71
SBA held for sale[21]	20,530	2.18	24,854	3.41
Other [22]	405	0.04	179	0.02
Consumer	56,300	5.98	49,530	6.80

Total Gross Loans	941,949	100.00%	$728,738	100.00%

Less:
Allowance for Loan Losses	(10,364)		(8,804)
Deferred Loan Fees	(886)		(331)
Discount on SBA Loans Retained	(1,868)		(2,595)

Total Net Loans	$928,831		$717,008

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

The following table sets forth the amounts of outstanding balances in the above three categories for South Korea:

Loans and Commitments Involving Korean Country Risk

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Category
Commercial loans to U.S. affiliates or branches of Korean companies	$8,608	$9,575
Unused commitments for loans to U.S. affiliates of Korean companies	20,493	4,701
Acceptances with Korean Banks	12,886	9,347
Standby letters of credit issued by banks in South Korea	10,199	12,599

Total	$52,186	$36,222

Loans and commitments involving direct exposure to the Korean economy totaled $52.2 million or 5% of total loans and commitments and $36.2 million or 5% of total loans and commitments as of September 30, 2004 and December 31, 2003, respectively. The Company’s level of loans and commitments involving such exposure at September 30, 2004 has increased as compared to December 31, 2003 due to a $15.8 million increase in unused commitments for loans to U.S. affiliates of Korean

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

Companies, $3.5 million increase in acceptances with Korean Banks. These increases were partially offset by $2.4 million decrease in standby letters of credit issued by banks in South Korea and $967,000 decrease in commercial loans to U.S. affiliates or branches of Korean Companies.

In addition to the loans included in the above table, which involve direct exposure to the Korean economy, the Company also makes loans to many U.S. business customers in the import or export business whose operations are indirectly affected by the economies of various Pacific Rim countries including South Korea. As of September 30, 2004, loans outstanding involving indirect country risk totaled $30.3 million, or 3.2% of the Company’s total loans, and loans and commitments involving indirect country risk totaled $109.3 million, or 9.7% of the Company’s total loans and commitments. “Indirect country risk” is defined as the risk associated with loans to such U.S. businesses, which are dependent upon foreign countries for business and trade. Of the $109.3 million in total loans and commitments involving indirect country risk, approximately 68% involve borrowers doing business with Korea, with the remaining percentages to other individual Pacific Rim countries being relatively small in relation to the total indirect loans involving country risk. As a result, with the exception of South Korea, the Company does not believe it has significant indirect country risk exposure to any other specific Pacific Rim country.

Of the total loans outstanding and commitments involving indirect country risk identified above, approximately 51% of such loans and commitments were to businesses which import goods from Korea and 11% were loans or commitments to businesses which export goods to Korea.

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

Management’s classification of a loan as nonaccrual or restructured is an indication that there is reasonable doubt as to the full collectibility of principal and/or interest on the loan. At this point, the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid. If the loan deteriorates further due to a borrower’s bankruptcy or similar financial problems, unsuccessful collection efforts or a loss classification by regulators or auditors, the remaining balance of the loan is then charged off. These loans may or may not be collateralized, but collection efforts are continuously pursued. Total nonperforming loans were $4.0 million and $3.3 million as of September 30, 2004 and December 31, 2003, respectively. The increase in nonperforming loans was driven by increases in nonaccrual loans in SBA and business commercial term loan portfolios. However, nonperforming assets as a percentage of total loans and other real estate owned improved to 0.43% as of September 30, 2004 compared to 0.46% at December 31, 2003.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	September 30, 2004	December 31, 2003	September 30, 2003
	(Dollars in Thousands)
Nonaccrual loans:
Real estate:
Construction	$1,766	$2,249	$2,249
Commercial	—	—	32
Commercial:
Korean Affiliate Loans	—	—	—
Other commercial loans	1,511	756	674
Consumer	47	25	181
Trade finance:
Korean Affiliate Loans	—	—	—
Other trade finance loans	87	102	87
SBA	617	195	682
Other [23]	—	—	—

Total	4,028	3,327	3,905
Loans 90 days or more past due (as to principal or interest) still accruing:
Total	—	—	—
Restructured loans: [24]
Total	—	—	—

Total nonperforming loans	4,028	3,327	3,905
Other real estate owned	—	—	—

Total nonperforming assets	$4,028	$3,327	$3,905

Nonperforming loans as a percentage of total loans	0.43%	0.46%	0.58%
Nonperforming assets as a percentage of total loans and other real estate owned	0.43%	0.46%	0.58%
Allowance for loan losses to nonperforming loans	257.30%	264.62%	205.30%

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

The following table provides information on impaired loans for the periods indicated:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Impaired loans with specific reserves	$4,849	$5,160
Impaired loans without specific reserves	1,594	1,021

Total impaired loans	6,443	6,181
Allowance on impaired loans	(592)	(825)

Net recorded investment in impaired loans	$5,851	$5,356

Average total recorded investment in impaired loans	$6,698	$4,343
Interest income recognized on impaired loans on a cash basis	$143	$235

[23]	Consists of transactions in process and overdrafts
[24]	A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

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

Formula Allowance for Identified Graded Loans. Non-homogenous loans such as commercial real estate, construction, commercial business, trade finance and SBA loans that are not impaired are reviewed individually and subject to a formula allowance. The formula allowance is calculated by applying loss factors to outstanding pass, special mention, substandard, and doubtful loans. The evaluation of inherent loss for these loans involves a high degree of uncertainty, subjectivity, and judgment, because probable loan losses are not identified with specific loans. In determining the formula allowance, Management relies on a mathematical calculation that incorporates a twelve-quarter rolling average of historical losses.

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

The process of assessing the adequacy of the allowance for loan losses involves judgmental discretion, and eventual losses may differ from even the most recent estimates. Further, the Company’s independent loan review consultants, the FDIC and the California Department of Financial Institutions, review the allowance for loan losses as an integral part of their examination process.

The following table sets forth the composition of the allowance for loan losses as of September 30, 2004 and December 31, 2003:

Composition of Allowance for Loan Losses	As of September 30, 2004	As of December 31, 2003
	(Dollars in thousands)
Specific (Impaired loans).	$592	$825
Formula (non-homogeneous)	9,158	7,085
Homogeneous	331	302
Country risk exposure	283	592

Total allowance and reserve	$10,364	$8,804

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses	(Dollars in thousands)
	September, 30 2004	December 31, 2003	September, 30 2003
Balances:
Average total loans outstanding during period[25]	$846,638	$620,302	$597,064
Total loans outstanding at end of period [25]	$939,197	$725,812	$669,290
Allowance for Loan Losses:
Balance before reserve for losses on commitments	$8,804	$6,760	$6,760
Reserve for losses on commitments to extend credit	—	—	—

Balance at beginning of period	8,804	6,760	6,760
Charge-offs:
Real Estate
Construction	435	—	—
Commercial	—	—	—
Commercial:
Korean Affiliate Loans	—	—	—
Other commercial loans	570	903	727
Consumer	87	225	59
Trade Finance:
Korean Affiliate Loans	—	—	—
Other trade finance loans	—	—	—
SBA	9	126	126
Other	—	—	—

Total charge-offs	1,101	1,254	912
Recoveries
Real estate
Construction	—	—	—
Commercial	—	—	—
Commercial:
Korean Affiliate Loans	—	425	180
Other commercial loans	413	144	128
Consumer	35	40	40
Trade finance:
Korean Affiliate Loans	—	—	—
Other trade finance loans	41	545	6
SBA	22	144	65
Other	—	—	—

Total recoveries	511	1,298	419

Net loan charge-offs and (recoveries)	590	(44)	493
Provision for loan losses	2,150	2,000	1,750

Balance at end of period	$10,364	$8,804	$8,017

Ratios:
Net loan charge-offs to average total loans	0.07%	(0.01)%	0.08%
Provision for loan losses to average total loans	0.25	0.32	0.29
Allowance for loan losses to gross loans at end of period	1.10	1.21	1.20
Allowance for loan losses to total nonperforming loans	257.30	264.62	205.30
Net loan charge-offs to allowance for loan losses at end of period	5.70	(0.50)	6.15
Net loan charge-offs to provision for loan losses	27.44%	(2.20)%	28.17%

The allowance for loan losses was $10.4 million as of September 30, 2004, compared to $8.8 million at December 31, 2003. The Company recorded a provision of $2.2 million for the first nine months of 2004. For the nine months ended September 30, 2004, the Company charged off $1.1 million and recovered $511,000, resulting in net charge-offs of $590,000, compared to net charge-offs of $493,000 for the same period in 2003. The increase in charge-offs was mainly due to the charge-off of a $435,000

[25]	Total loans are net of deferred loan fees and discount on SBA loans sold.

construction loan in the first quarter of 2004. The Company recorded $380,000 of net charge-off during the third quarter of 2004 as compared to $134,000 for the same period last year. The increase was due to higher level of other commercial loan charge-offs. The Company slightly decrease the allowance for loan losses to total gross loans ratio to 1.1% as of September 30, 2004 compared to 1.2% as of December 31, 2003. The Company provides an allowance for the new credits based on the migration analysis discussed previously. The ratio of the allowance for loan losses to total nonperforming loans slightly decreased to 257.3% as of September 30, 2004 compared to 264.6% as of December 31, 2003. Management believes that the ratio of the allowance to nonperforming loans at September 30, 2004 was adequate based on its overall analysis of the loan portfolio.

The balance of the allowance for loan losses increased to $10.4 million as of September 30, 2004 compared to $8.8 million as of December 31, 2003. This increase was mainly due to a $2.1 million increase in formula (non-homogeneous) allowance and a $29,000 increase in homogeneous allowance. Formula and homogeneous allowances were increased due to loan growth and increase in delinquent auto and credit card loans. These increases were partially offset by a decrease in the country risk allowance and specific allowance related to impaired loans.

The provision for loan losses for the first nine months of 2004 was $2.2 million, or 23% above the $1.8 million provision for the prior year period. Considering the current economic climate and the significant growth in our loan portfolio, Management decided it would be prudent and sound to maintain the allowance at a level of 1.1% of total gross loans.

Management believes the level of allowance as of September 30, 2004 was adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the quarter. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require in increased provisions for loan losses in the future.

Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, Management performs an ongoing assessment of the risks inherent in the portfolio. Real estate is the principal collateral for the Company’s secured loans.

Other Assets

Other assets decreased by $382,000 to $5.5 million as of September 30, 2004 compared to $5.9 million at December 31, 2003. The variance was due, primarily, to a decrease in fair value of interest rate swaps of $1.2 million.

Deposits

An important balance sheet component affecting the Company’s net interest margin is its deposit base. The Company’s average interest-bearing deposit cost decreased to 1.90% during the first nine months of 2004, compared to 2.08% in 2003. This decrease in spite of market rate hikes was due to a lag in the repricing at the lesser degree of interest rates of the Company’s substantial portfolio of time deposits. A shift in deposit mix from high cost deposits to lower cost deposits generated by the branches during the first nine months of 2004 also contributed to this decrease.

The Company can deter, to some extent, the rate hunting customers who demand high cost CDs because of local market competition using wholesale funding sources. Total brokered CDs were $20.2 million as of September 30, 2004, with the maturities ranging from one to six months. With interest rates relatively low, the Company has extended the duration of its liabilities using wholesale funding sources to protect its net interest margin going forward in the event that interest rates begin to rise. In addition, the Company maintained a $60.0 million time certificate of deposit with the State of California as of September 30, 2004, which remained unchanged as compared to December 31, 2003. The deposit has been renewed every 3 to 6 months.

Total deposits increased $210.9 million or 24% to $1,078.7 million at September 30, 2004 compared to $867.9 million at December 31, 2003. This increase in deposits reflected growth across all deposit categories. The biggest increase among deposit categories was time deposits over $100,000, which increased by $94.3 million, or 31%, during the first nine months of 2004. The Company’s non-interest bearing deposit also increased by 21% to $325.5 million during the first nine months of 2004 as compared to $268.5 million at last year-end. These increases were largely attributable to $20 million of new broker deposits and increased contributions from new branches, which opened in 2001 thru 2003 and $12.9 million in deposits assumed as part of the Chicago branch purchase in April 2004. As of September 30, 2004, new branches opened or acquired since 2001 held $342.5 million in total deposits. Deposit contribution by the new branches also increased to 32% of total deposits at September 30, 2004 as compared to 27% at December 31, 2003.

Information concerning the average balance and average rates paid on deposits by deposit type for the three and nine months ended September 30, 2004 and 2003 is contained in the “Distribution, Yield and Rate Analysis of Net Income” tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses Federal Home Loan Bank of San Francisco (“FHLB”) advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowing was $57.5 million and $50.3 million at September 30, 2004 and December 31, 2003, respectively. This increase was due to meet increasing loan demand and short term funding requirements. Notes issued to the U.S. Treasury amounted to $2.2 million as of September 30, 2004 compared to none as of December 31, 2003. The total borrowed amounts outstanding at September 30, 2004 and December 31, 2003 were $59.8 million and $50.7 million, respectively.

In addition, the issuance of long-term subordinated debentures at the end of 2003, consisting of $18.0 million in “pass-through” trust preferred securities, created another source of funding.

Information regarding the Company’s significant fixed and determinable contractual obligations is contained in Note 12 to the financial statements located elsewhere herein.

CONTRACTUAL OBLIGATIONS

The following table presents, as of September 30, 2004, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
	(Dollars in Thousands)
Debt obligations	$52,323	$4,000	$—	$22,010	$78,333
Deposits	1,044,149	27,593	6,893	90	1,078,725
Operating lease obligations	784	4,032	1,421	2,378	8,615

Total contractual obligations	$1,097,256	$35,625	$8,314	$24,478	$1,165,673

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

As of September 30, 2004, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 19%. Total available liquidity as of that date was $201.9 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed Funds Sold, Money Market Funds and uncollateralized securities. It is the Company’s policy to maintain a minimum liquidity ratio of 15%. The Company’s net non-core fund dependence ratio was 35.3% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $40 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The non-core fund dependence ratio was 33% with the assumption of $40 million as stable and core fund sources. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by the long-term assets. The Company had $20.2 million and $1.6 million in brokered deposits as of September 30, 2004 and December 31, 2003, respectively.

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

Gap analysis measures the repricing mismatches between assets and liabilities. The interest rate sensitivity gap is determined by subtracting the amount of liabilities from the amount of assets that reprice during a particular time interval. A liability sensitive position results when more liabilities than assets reprice or mature within a given period. Conversely, an asset sensitive position results when more assets than liabilities reprice within a given period. As of September 30, 2004, the Company was asset sensitive with a positive one-year gap of $222.5 million or 17.6% of total assets and 19.0% of earning assets. As the Company’s assets tend to reprice more frequently than its liabilities over a one-year horizon, the Company will realize higher net interest income in a rising rate environment and lower net interest income in a falling rate environment.

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

The following table sets forth, as of September 30, 2004, the estimated impact of changes on the Company’s net interest income over a twelve-month period and NPV, assuming a shift of 100 to 300 basis points for increases and 100 to 200 basis points for decreases.

Change (In Basis Points)	Net Interest Income (next twelve months)	% Change	NPV	% Change
	(Dollars in thousands)
+300	$59,406	20.63%	$85,469	-6.06%
+200	$54,530	10.73%	$87,817	-3.48%
+100	$51,821	5.22%	$89,848	-1.25%
-100	$45,838	-6.92%	$92,662	1.85%
-200	$41,916	-14.89%	$94,001	3.32%

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

The Company’s historical strategies in protecting both net interest income and the economic value of equity from significant movements in interest rates have involved using various methods of assessing existing and future interest rate risk exposure and diversifying and restructuring its investment portfolio accordingly. The Company may use off-balance sheet instruments, such as interest rate swaps, as part of its overall goal of minimizing the impact of interest rate fluctuations on the Company’s net interest margin and its shareholders’ equity. As of September 30, 2004, the Company had four interest rate swap agreements with a total notional amount of $85 million, wherein the Company receives a fixed rate of 6.89%, 6.25%, 5.51% and 6.25% at quarterly intervals, respectively. The Company pays a floating rate at quarterly intervals for all four interest rate swaps based on the Wall Street Journal published Prime Rate, on notional amounts of $20,000,000, $25,000,000, $20,000,000, and $20,000,000, respectively and these contracts mature on May 10, 2005, August 15, 2006, December 19, 2005, and August 25, 2007, respectively. At September 30, 2004, the Wall Street Journal published Prime Rate was 4.75%. The Company’s policies also permit the purchase of rate caps and floors, although the Company has not yet engaged in these activities.

CAPITAL RESOURCES

Shareholders’ equity as of September 30, 2004 was $87.3 million, compared to $78.3 million as of December 31, 2003. The primary sources of increases in capital have been retained earnings and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options. The Company did, however, issue $18 million in Trust Preferred Securities in 2003 through its wholly owned subsidiary, Center Capital Trust I. The proceeds of this issuance are considered to be Tier 1 capital for regulatory purposes but long-term debt in accordance with generally accepted accounting principles. However, no assurance can be given that the Trust Preferred Securities will continue to be treated as Tier 1 capital in the future. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company is financially sound and able to support its growth from its retained earnings. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company is financially sound and able to support its growth from its retained earnings. Since inception, the Company has been reinvesting its earnings into its capital in order to support the Company’s continuous growth through the payment of stock rather than cash dividends. Beginning in October 2003 Center Financial commenced a new dividend policy of paying quarterly cash dividends to its shareholders. In accordance with this policy, the

Company has paid a cash dividend since October 2003, and cash dividends paid amounted to $2.6 million in 2004. The Company plans to continue to pay quarterly cash dividends in the future, provided that such dividends allow the Company to continue to meet regulatory capital requirements and are not overly restrictive to its growth capacity. However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividend.

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

The following table compares the Company’s and Bank’s actual capital ratios at September 30, 2004, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	11.17%	11.16%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	10.14%	10.13%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	9.06%	9.05%	4.00%	5.00%

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

Changes in Internal Controls - There were no significant changes in the Company’s internal controls over financial reporting or in other factors in the third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Not applicable

Item 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5: OTHER INFORMATION

Not applicable

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description
2.1	Plan of Reorganization and Agreement of Merger dated June 7, 2002 among California Center Bank, Center Financial Corporation and CCB Merger Company[1]

2.2	Branch Purchase and Assumption Agreement dated January 7, 20042

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Restated Bylaws of Center Financial Corporation[1]

10.1	Employment Agreement between California Center Bank and Seon Hong Kim dated March 30, 20043

10.2	Amended and Restated 1996 Stock Option Plan (assumed by Registrant in the reorganization) [3]

10.3	Lease for Corporate Headquarters Office[1]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[2]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 20032

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 20032

11	Statement of Computation of Per Share Earnings (included in Note 7 to Consolidated Financial Statements included herein.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Principal Financial Officer (Section 302 Certification)

32.1	Certification of Periodic Financial Report (Section 906 Certification)

(b) Reports on Form 8-K

i)	A filing was made on October 26, 2004 of a press release dated October 21, 2004, reporting the Company’s financial results for the three and nine months ended September 30, 2004.

1	Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on June 14, 2002
2	Filed as an Exhibit to the Form 10-K filed with Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference
3	Filed as an Exhibit to the Form 10-Q filed with Securities and Exchange Commission on May 13, 2004 and incorporated herein by reference

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: November 12, 2004	/s/ Seon Hong Kim
Center Financial Corporation Seon Hong Kim President & Chief Executive Officer

Date: November 12, 2004	/s/ Debbie H. Kong
Center Financial Corporation Debbie H. Kong First Vice President & Controller (principal financial officer)