Form 10-K
period 2004-12-31
CENTER FINANCIAL CORP
filed 2005-03-31
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

☒  Yes    ☐  No

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $163.5 million, based on the closing price reported on the Nasdaq National Market to the Registrant on that date of $15.17 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of March 10, 2005 was 16,318,154.

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

PA RT I

ITEM 1. BUSINESS

GENERAL

Center Financial Corporation

Center Financial Corporation (“Center Financial” or the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is headquartered in Los Angeles, California. Center Financial was incorporated in April 2000 and acquired all of the outstanding shares of Center Bank (formerly California Center Bank) in October 2002. Center Financial’s principal subsidiary is Center Bank (“the Bank”). Center Financial exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries as it may acquire or establish. Currently, the Company’s only other direct subsidiary is Center Capital Trust I, a Delaware statutory business trust which was formed in December 2003 solely to facilitate the issuance of capital trust pass-through securities. (See Note 11 to the Financial Statements in Item 8 herein.)

Our principal source of income is currently dividends from the Bank, but we intend to explore supplemental sources of income in the future. Our expenditures, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, and the cost of servicing debt, will generally be paid from such payments made to us by the Bank. Our liabilities include $18.6 million in debt obligations due to Center Capital Trust I, related to capital trust pass-through securities issued by those entities.

At December 31, 2004, we had consolidated assets of $1.3 billion, deposits of $1.2 billion and shareholders’ equity of $90.7 million.

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

Center Bank and Subsidiary

The Bank is a California state-chartered and FDIC-insured bank, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters is located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank is a community bank providing comprehensive financial services for small to medium sized business owners, mostly in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is the greater Los Angeles metropolitan area, including Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has fifteen full-service branch offices located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all 13 branches as de novo branches. On April 26, 2004, the Company completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch, the Bank’s first out-of-state branch, which will focus on the Korean-American niche market in Chicago. The Company assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Company opened its fifteenth branch in Northridge, in the San Fernando Valley, California on December 20, 2004. The Bank also operates nine Loan Production Offices (“LPO’s”) in Phoenix, Seattle, Denver, Washington D.C., Las Vegas, Atlanta, Honolulu, Houston and Dallas. During the third quarter of 2004, the Company opened LPOs in Atlanta and Honolulu. New LPOs in Houston and Dallas started operation in late October 2004.

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

CB Capital Trust was formed with the intention of ultimately reducing the Company’s state taxes and thereby increasing net earnings, although it is currently uncertain whether any such tax savings will be available (see “Item 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Provision for Income Taxes”). The Company’s effective tax rate for the years ended December 31, 2004, 2003 and 2002 was 37%, 36% and 37%. The Company did not record state tax benefits related to CB Capital Trust. The Company may use CB Capital Trust as a vehicle to raise additional capital in the future.

Through our network of branch offices, we provide a wide range of commercial and consumer banking services to our customers. In the past, we focused primarily on Korean-American individuals and companies, but in recent years we have expanded our target customers to include diverse ethnic businesses and depositors. Our primary focus is on small and medium sized Korean-American businesses, professionals and other individuals in its market area, with particular emphasis on the growth of deposits and the origination of commercial and real estate secured loans. We offer bilingual services to our customers in English and Korean and have a network of ATM’s located in twelve of our branch offices.

In 2000, we commenced implementing our strategy of growing our branch network by establishing de novo full service branches to expand our customer base. In September 2000, we opened a branch in Colton, in the Inland Empire area of Southern California. In 2001, we continued these plans by opening five new branches, in Downtown Los Angeles, the Mid-Wilshire District, Torrance, San Diego and Cerritos. We also opened a mini branch office, the Oxford Branch in the heart of Koreatown, in 2002. The new Fullerton Branch opened in July 2003, in the Buena Park area, where the Korean-American population is rapidly growing. All the existing branches are located in Southern California and Chicago area. On April 26, 2004, the Company completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch, the Bank’s first out-of-state branch, which will focus on the Korean-American niche market in Chicago. The Company assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Company opened its fifteenth branch in Northridge, in the San Fernando Valley, California on December 20, 2004.

In 2000, we opened two new loan production offices, in Phoenix, Arizona and in Seattle, Washington, to meet the needs of Asian Americans in those markets. In 2001, we opened a loan production office in Denver, Colorado with the same objective. The Company opened a new LPO, at Annandale, Virginia in November 2002 called the Washington D. C. LPO. The Company opened its fifth LPO in Nevada in October 2003. During the third quarter of 2004, the Company opened LPOs in Atlanta and Honolulu. New LPOs in Houston and Dallas started operation in late October 2004. These loan production offices emphasize SBA loans, but also provide a variety of international banking and commercial lending services, including commercial real estate and business commercial loans.

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

We also participate in the SBA’s Export Working Capital Program. SBA loans are generally secured by deeds of trust on industrial buildings or retail stores. We regularly sell a portion of the guaranteed portion of the SBA guaranteed loans we originate. The Company also initiated the sale of the unguaranteed portion of SBA loans during the third quarter of 2004. We retain the obligation to service the loans, for which we receive a servicing fee. As of December 31, 2004, we were servicing $137.5 million of sold SBA loans.

As of December 31, 2004, the principal areas in which we directed our lending activities, and the percentage of our total loan portfolio for which each of these areas was responsible, were as follows: commercial loans secured by first deeds of trust on real estate 59%; commercial loans 20%; SBA loans 5%; trade financing 8%; consumer loans 6% and construction loans 2%.

We fund our lending activities primarily with demand deposits, savings and time deposits obtained through our branch network. Our deposit products include demand deposit accounts, money market accounts, and savings accounts, time certificates of deposit and fixed maturity installment savings. Our deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof. Like most state-chartered banks of our size in California, we are not currently a member of the Federal Reserve System. As of December 31, 2004, we had 40,784 deposit accounts with balances totaling approximately $1.2 billion. As of December 31, 2004, we had $347.2 million or 30% in non-interest bearing demand deposits; $210.8 million or 18% in money market and NOW accounts; $73.7 million or 6% in savings accounts; $81.4 million or 7% in time deposits less than $100,000; and $452.4 million or 39% in time deposits of more than $100,000. We have obtained the registered service mark “Prime Business Club” to serve exclusively our Prime Business Accounts. As of December 31, 2004, the State of California had placed a deposit of $60 million with us.

We also offer international banking services such as letters of credit, acceptances and wire transfers, and merchant deposit services, travelers’ checks, debit cards, and safe deposit boxes.

In 2001, we introduced Internet banking services to allow our customers to access their loan and deposit accounts through the Internet. Customers can obtain transaction history, account information, transfer funds between accounts and process bill payments. The Company implemented real-time online Internet Banking on April 2004.

We hold no patents or licenses (other than licenses required to be obtained from appropriate bank regulatory agencies), franchises, or concessions. Our business is generally not seasonal. There has been no material effect upon our capital expenditures, earnings, or competitive position as a result of federal, state, or local environmental regulation.

For 2004, income from commercial loans secured by first deeds of trust on real estate properties, income from commercial loans, interest on investments and service charges on deposit accounts generated approximately 40%, 18%, 6% and 11%, respectively, of our total revenues. We segregate our operations into three primary segments: Banking Operations, Trade Finance Services (“TFS”), and Small Business Administration Lending Services. Total assets as of December 31, 2004 attributable to Banking Operations totaled $1.1 billion, compared with $119.2 million for Trade Finance Services and $84.8 million for Small Business Administration Lending Services. For financial information about our business segments, see footnote 21 of the consolidated financial statements included in Item 8 herein. We are not dependent on a single customer or group of related customers for a material portion of our deposits or loans, nor is a material portion of our loans concentrated within a single industry or group of related industries. Most of our customers are concentrated in the greater Los Angeles area.

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

Recent Developments

On March 3, 2005, the Company announced the receipt of regulatory approvals from the Federal Deposit Insurance Corporation (FDIC) to proceed with plans to establish a new full-service branch office in the Seattle, Washington area and to expand its branch network in Southern California with a new office in Irvine.

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

Almost all of the geographical areas in which we operate have one or more other banks focused on serving the banking needs of the local Korean-American community. The only exception is Honolulu, Hawaii where there are currently no other local Korean-American banks serving the banking needs of the local Korean-American community.

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

The market for the origination of SBA loans is highly competitive. With respect to our origination of SBA loans, we compete with other small, mid-size and major banks in the geographic areas in which our full service branches are located. We also have nine loan production offices, all of which emphasize SBA loans. In addition, because these loans are largely broker-driven, we also compete with banks located outside of our immediate geographic area. As we have been designated a Preferred SBA Lender with the full loan approval authority on behalf of the SBA, our LPO’s are able to provide a faster response to loan requests than competitors, which are not Preferred SBA Lenders. In order to compete in this highly competitive market, we place great emphasis on making SBA loans to minority-owned businesses.

Unlike the market for the origination of SBA loans, the secondary market for SBA loans is currently a seller’s market. To date, we have had no difficulty in the resale of SBA loans within the secondary market. However, there is no assurance that this condition will continue to last or that the secondary market for SBA loans will be available in the future.

Employees

As of December 31, 2004, we had 275 full-time equivalent employees.

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

The Federal Reserve Board has determined by regulation certain activities in which a bank holding company may or may not conduct business. A bank holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. The permissible activities and affiliations of certain bank holding companies have been expanded. (See “Financial Modernization Act” below.)

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

Center Financial is also a “financial holding company which, “ unlike a bank holding company, may engage in a broad range of activities that are deemed by the Federal Reserve Board as “financial in nature or incidental” to financial activities. Moreover, even in the case where an activity cannot meet that test, the Federal Reserve Board may approve the activity if the proposed activity is “complementary” to financial activities and does not pose a risk to the safety and soundness of depository institutions.

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

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the statements of financial condition as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2004 and 2003, the Bank’s Total Risk-Based Capital Ratios were 10.51% and 12.62%, respectively, and its Tier 1 Risk-Based Capital Ratios were 9.49% and 11.50%, respectively. As of December 31, 2004 and 2003, the consolidated Company’s Total Risk-Based Capital Ratios were 10.59% and 12.67%, respectively, and its Tier 1 Risk Based Capital Ratios were 9.57% and 11.56%, respectively.

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

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate such institutions and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banking institutions must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set, however, higher capital requirements when an institution’s particular circumstances warrant. As of December 31, 2004, all Center Financial’s regulatory ratios exceeded regulatory minimums. (See table below.)

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 17.0% of the Company’s Tier I capital.

The following table sets forth the Company’s and the Bank’s capital ratios at December 31, 2004 and 2003:

Risk Based Ratios
	2004		2003
	Center Financial Corporation	Center Bank	Center Financial Corporation	Center Bank
Total Capital (to Risk-Weighted Assets)	10.59%	10.51%	12.67%	12.62%
Tier 1 Capital (to Risk-Weighted Assets)	9.57%	9.49%	11.56%	11.50%
Tier 1 Capital (to Average Assets)	9.09%	9.04%	10.69%	10.63%

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have defined by regulation the following five capital categories: “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%). As of December 31, 2004 and 2003, Center Bank was deemed “well capitalized” for regulatory purposes. A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

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

In addition, banks must pay an amount, which fluctuates but is currently 1.44 cents per $100 of insured deposits, towards the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry.

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

In 1995, California enacted legislation to implement important provisions of the Interstate Banking Act discussed above and to repeal California’s previous interstate banking laws, which were largely preempted by the Interstate Banking Act.

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

Financial Modernization Act

Effective March 11, 2000, the Gramm-Leach-Bliley Act (also known as the “Financial Modernization Act”) eliminated most barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities. This legislation permits bank holding companies to become “financial holding companies” and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is “well capitalized” and “well managed” under applicable definitions, and has at least a satisfactory rating under the CRA by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. Center Financial is a “financial holding company,” in order to take advantage, if appropriate, of the increased flexibility provided by the Gramm-Leach-Bliley Act. However, Center Financial

has no specific plans at this time with respect to any activities it may conduct because of this increased flexibility.

The Financial Modernization Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A national bank (and therefore, a state bank as well) may also engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

The Financial Modernization Act also imposes significant requirements on financial institutions with respect to the privacy of customer information, and modifies other existing laws, including those related to community reinvestment.

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

We implemented most of the requirements under the Patriot Act during the fourth quarter of 2001. To fulfill the requirements, we added four additional full-time employees to its BSA Compliance Department and intensified due diligence procedures concerning the opening of new accounts. We also implemented new systems and procedures to identify suspicious activity reports and report to FINCEN. The cost of additional staff in the BSA Compliance Department and the system enhancement described above was reflected in the statements of operations for the years ended December 31, 2004, 2003 and 2002.

The Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) was enacted to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. Sarbanes-Oxley includes important new requirements for public companies in the areas of financial disclosure, corporate governance, and the independence, composition and responsibilities of audit committees. Among other things, Sarbanes-Oxley mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. In addition, penalties for non-compliance with the Exchange Act were heightened. SEC rules promulgated pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management, and include extensive additional disclosure, corporate governance and other related rules. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Company has incurred, and expects to continue to incur, significant costs in connection with its compliance with Sarbanes-Oxley, particularly with Section 404 thereof, which requires management to undertake an assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting and requires the Company’s auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls. As discussed in Item 9A below, the Company had a material weakness in these internal controls as of December 31, 2004.

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

A substantial majority of our loans are generated in the greater Los Angeles area in Southern California. As a result, poor economic conditions in the Los Angeles area may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. The Los Angeles area has experienced a stagnant in economic activity in line with the slowdown in California during the past year. Economic growth slowed significantly as a result continuation of recessionary conditions and brush fires, which has taken place throughout Southern California, although delinquencies on our loans as a result of the current conditions have been minimal. High unemployment levels experienced since mid 2001 continued in 2004, especially in Los Angeles County, which is our geographic center and the base of our deposit and lending activity. In addition, it is likely that the continued US presence in Iraq will continue to have a significant negative effect on the national economy. If the current recessionary conditions continue or deteriorate, we expect that our level of problem assets would increase accordingly, resulting in increases in the level of delinquencies and losses for us.

Concentrations of real estate loans could subject us to increased risks in the event of a real estate recession or natural disaster.

Approximately $607.3 million or 59% of our loan portfolio as of December 31, 2004, and $384.8 million or 53% of our loan portfolio as of December 31, 2003, were concentrated in commercial real estate loans. Of this amount, $105.6 million represented loans secured by industrial buildings, and $125.4 million represented loans secured by retail shopping centers as of December 31, 2004. Although commercial loans generally provide for higher interest rates and shorter terms than single-family residential loans, such loans generally involve a higher degree of risk, as the ability of borrowers to repay these loans is often dependent upon the profitability of the borrowers’ businesses. An increase in the percentage of nonperforming assets in commercial real estate, commercial and industrial loan portfolios may have a material impact on our financial condition and results of operations, by reducing our income, increasing our expenses, and leaving us with less cash available for lending and other activities.

As the primary collateral for many of our loans rests on commercial real estate properties, a downturn in real estate values in the greater Southern California region could negatively impact us by providing us with decreased collateral values in our loan portfolio. In the early 1990s, the entire state of California experienced an economic recession, particularly impacting real estate values that resulted in increases in the level of delinquencies and losses for many of the state’s financial institutions. If any similar real estate recession affecting our market areas should occur in the future, the security for many of our loans could be reduced and the ability of many of our borrowers to pay could decline. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and recent flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations. The California real estate market rapid appreciation rates seem to be slowing down in 2005. According to Data Quick News, a real estate information service reported, the Southern California residential real estate market finished off 2004 with new price peaks and a strong, but not record-breaking sales pace. If real estate sales and appreciation weakens in 2005, we might experience an increase in the percentage of nonperforming assets in commercial real estate, commercial and industrial loan portfolios may have a material impact on our financial condition and results of operations, by reducing our income, increasing our expenses, and leaving us with less cash available for lending and other activities.

We have not experienced any deterioration in our commercial real estate loan portfolio during the 2004. However, there was an increase in charge-offs among construction loans, due to one large participated construction loan in the amount of $2.3 million. Construction has been completed and the hotel is operational. The borrower filed a bankruptcy petition to the court followed by a Chapter 11 Plan in July 2004. On November 3, 2004, the Court approved the Chapter 11 Plan. According to the Plan, the participating group, of which the Company is a member, will be paid in 6 years. (See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Nonperforming Assets.”)

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

Our total assets have increased to $1.3 billion as of December 31, 2004, from $1.0 billion and $818.6 million as of December 31, 2003 and 2002. The Company has achieved compounded annual growth rate of 18% in total assets since 2002. We opened one new branch office in September 2000, five additional branches in the second half of 2001, one each in 2002 and 2003, and two in 2004 (including the Chicago branch acquisition). We intend to investigate other opportunities to open additional branches that would complement our existing business as such opportunities may arise; however, we can provide no assurance that we will be able to identify additional locations or finalize additional branch openings.

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

We have found that growth by de novo branch banking in 2004 and prior years has temporarily increased our overhead expenses as a percentage of our total assets. The overall effect of opening two new branches and four new LPOs opened in 2004 was that our earnings were reduced because of these increased costs. If we continue to open additional branches, we expect to face similar increased costs in the future.

Our earnings are subject to interest rate risk, especially if rates fall.

Banking companies’ earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets, such as loans and investment securities. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by the monetary policies of the Federal Reserve Board, the international interest rate environment, as well as by economic, regulatory and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. Many of these factors are beyond our control. Fluctuations in interest rates affect the demand of customers for our products and services. We are subject to interest rate risk to the degree that our interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than our interest-earning assets. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. Therefore, significant fluctuations in interest rates may have an adverse or a positive effect on our results of operations. (See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk.”)

All of our lending involves underwriting risks, especially in a competitive lending market.

At December 31, 2004, commercial real estate loans represented 59% of our total loan portfolio; commercial lines and term loans to businesses represented 20% of our total loan portfolio; and SBA loans represented 5% of our total loan portfolio.

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

The banking business in our current and intended future market areas is highly competitive with respect to virtually all products and services. While the banking market in our primary market area is generally dominated by a relatively small number of major banks with many offices operating over a wide geographic area, our main competitors include several locally owned and operated Korean-American banks and subsidiaries of one Korean bank. These other banks have branches located in many of the same neighborhoods as we do, provide similar types of products and services and use the same Korean language publications and media for their marketing purposes. There is a high level of competition within this specific market. While major banks have not historically focused their marketing efforts on the Bank’s Korean-American customer base in Southern California, their competitive influence could increase in the future. Such banks have substantially greater lending limits than we have, offer certain services we cannot, and often operate with “economies of scale” that result in lower operating costs than ours on a per loan or per asset basis. In addition to competitive factors impacting our specific market niche, we are affected by more general competitive trends in the banking industry, including intra-state and interstate consolidation, competition from non-bank sources and technological innovations. Many of our competitors have advantages over us in conducting certain businesses and providing certain services, and there can be no assurance that we will be able to compete successfully.

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

As a banking holding company which currently has no significant assets other than our equity interest in Center Bank, our ability to pay dividends primarily depends upon the dividends we receive from Center Bank. The dividend practice of Center Bank, like our dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by Center Bank’s board of directors at that time. In addition, during any period in which Center Financial has deferred payment of interest otherwise due and payable on its subordinated debt securities, we may not make any dividends or distributions with respect to our capital stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

We paid a quarterly cash dividend of 4 cents per share (adjusted for two-for-one stock split paid on March 2, 2004) starting in October 2003, currently plan to continue to pay cash dividends on a quarterly basis. However, the amount of any such dividend will be determined each quarter by our Board of Directors in its discretion, based on the factors described in the previous paragraph. No assurance can be given that the Bank’s and the Company’s future performance will justify the payment of dividends in any particular quarter. We are a legal entity separate and distinct from our subsidiaries. Substantially all of our revenue and cash flow, including funds available for the payment of dividends and other operating expenses, is dependent upon the payment of dividends to us by our subsidiaries. Dividends payable to us by Center Bank are restricted under California and federal laws and regulation. See “Item 5, Market for Common Equity and Related Shareholder Matters—Dividends.”

We have specific risks associated with Small Business Administration loans.

We realized $4.2 million, $2.7 million, and $1.3 million, respectively, in 2004 and in 2003 and 2002, in gains recognized on secondary market sales of our SBA loans. We have regularly sold the guaranteed portions of these loans in the secondary market in previous years. However, the Company initiated the sale of the unguaranteed portion of SBA loans during the third quarter of 2004. We can provide no assurance that we will be able to continue originating these loans, or that a secondary market will exist for, or that we will continue to realize premiums upon the sale of the SBA loans. The federal government presently guarantees 75% to 80% of the principal amount of each qualifying SBA loan. We can provide no assurance that the federal government will maintain the SBA program, or if it does, that such guaranteed portion will remain at its current funding level. Furthermore, we can provide no assurance that we will retain our preferred lender status, which, subject to certain limitations, allows us to approve and fund SBA loans without the necessity of having the loan approved in advance by the SBA, or that if it does, the federal government will not reduce the amount of such loans which we can make. We believe that our SBA loan portfolio does not involve more than a normal risk of collectibility. However, since we have sold some of the guaranteed portions of our SBA loan portfolio, we incur a pro rata credit risk on the non-guaranteed portion of the SBA loans since we share pro rata with the SBA in any recoveries. In the event of default on an SBA loan, our pursuit of remedies against a borrower would be subject to SBA approval, and where the SBA establishes that its loss is attributable to deficiencies in the manner in which the loan application has been prepared and submitted, the SBA may decline to honor its guarantee with respect to our SBA loans or it may seek the recovery of damages from us. The SBA has never declined to honor its guarantees with respect to its SBA loans, although no assurance can be given that the SBA would not attempt to do so in the future. (See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio—Small Business Administration (SBA) Loans.”)

Another economic downturn in South Korea could cause us to incur losses with respect to certain of our loans and credit transactions which expose us to the Korean Economy.

Because a significant portion of our customer base is Korean-American, we have historically had exposure to the Korean economy with respect to certain of our loans and credit transactions. We make three types of credit extensions involving direct exposure to the Korean economy: commercial loans to U.S. affiliates/subsidiaries/branches of companies located in South Korea (“Korean Affiliate Loans”), acceptances with Korean banks, and standby letters of credit issued by Korean banks. We also have indirect exposure to the economies of various Pacific Rim countries because we provide short term trade financing to local import and/or export businesses in connection with issuing letters of credit to overseas suppliers/sellers, as well as making working capital and other business loans to such businesses, some of which businesses could be hurt by a downturn in the economies of such countries. The Korean economy and its capital markets suffered significant downturns in late 1997 and early 1998, and we had one Korean Affiliate Loan for $2 million that had to be charged off in 1997 because such customer was directly impacted by the problems in South Korea. Since that time the Bank fully recovered all $2.0 million as of December 31, 2004. This one charge-off in 1997 represented in excess of 42.7% of our total charge-offs in 1997. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Nonperforming Assets, Allowance for Loan Losses and Market Risk/Interest Rate Risk Management.” Since that time, we have been closely monitoring our exposure to the Korean economy and those of other Pacific Rim countries and have taken steps to reduce our exposure and to make sure that our allowance for loan losses is adequate to absorb any losses that might occur if problems were to arise again in South Korea or those other countries. However, another severe downturn in the Korean economy or in the economies of other Pacific Rim countries could cause us to incur significant credit losses.

Our directors and executive officers control a large amount of our stock, and your interests may not always be the same as those of the board and management.

As of December 31, 2004, our directors and executive officers together with their affiliates, beneficially owned approximately 30.8% of our outstanding voting stock (not including vested option shares). As a result, if all of these shareholders were to take a common position, they would be able to significantly affect the election of directors as well as the outcome of most corporate actions requiring shareholder approval, such as the approval of mergers or other business combinations. Such concentration may also have the effect of delaying or preventing a change in control of Center Financial.

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

ITEM 2. P ROPERTIES

Properties

Our headquarters are located at 3435 Wilshire Boulevard, Los Angeles, California 90010. We lease approximately 23,188 square feet of rentable area, which includes a ground floor branch and administrative offices located on the seventh floor of the building. The initial lease term will expire in 2006. We have options to renew the lease for two additional terms of five years each.

As of December 31, 2004, we operated full-service branches at thirteen leased locations (including the branch described in the previous paragraph). Expiration dates of our leases range from August 2005 to September 2019. Certain properties currently leased have renewal options, which could extend the use of the facility for additional specified terms. We have leased 5,303 square foot rentable for new Fullerton Branch opened in July 2003. We have options to renew the lease for one additional term of ten years. Monthly rent for Fullerton was $17,261 as of December 31, 2004. In addition, the Company acquired a branch in Chicago and opened a new branch in San Fernando Valley during the 2004. The assumed Chicago lease will be expired in October 2005 and the Company has already leased a new facility. The Company operates nine LPOs in different states including new LPOs opened in Atlanta, Honolulu, Houston and Dallas in 2004.

In addition, we own two properties in Los Angeles: our Olympic office at 2222 West Olympic Boulevard and our Western office at 253 N. Western Avenue. Our old facility at 4301 West 3rd Street was sold during the third quarter of 2002 and leased back for approximately 9 months until the new facility was fully renovated for the new branch’s use. Construction was completed in 2003, and the Company relocated the Western branch to the Company’s owned facility on October 2003. We have a branch in both the Western and Olympic offices, and house our SBA department and auto loan departments in our Western office; and our Trade Financing Department and Credit Card Center in our Olympic office. The net book value of the two owned facilities

(building and land) as of December 31, 2004, was $6.8 million. In the opinion of Management, all properties are adequately covered by insurance. All of our existing facilities are considered adequate for our present and anticipated future use.

ITEM 3. LEG AL PROCEEDINGS

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

On or about March 3, 2003, Center Bank (the Bank) was served with a complaint filed by Korea Export Insurance Corporation (“KEIC”) in Orange County, California Superior Court, entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. KEIC is seeking to recover alleged losses from a number of parties involved in international trade transactions that gave rise to bills of exchange financed by various Korean Banks but not ultimately paid. KEIC is seeking to recover damages of approximately $56 million from us based on a claim that we, in our capacity as a collecting bank for these bills of exchange, acted negligently in presenting and otherwise handling trade documents for collection. Initially, we moved to dismiss KEIC’s claims based on the pleadings. The Bank has answered KEIC’s complaint denying liability, and has asserted claims against various other parties seeking indemnification to the extent it may be found liable, and also seeking damages. Other parties against whom the Bank has made claims have made tort liability and indemnification claims against the Bank (and other parties in the case). None of the claims against us or the other parties has yet been adjudicated, and the litigation is still in the preliminary stages. We are vigorously defending this lawsuit.

We believe that we have meritorious defenses against the claims made by KEIC and the parties alleged to have accepted the bills of exchange subject to the lawsuit. However, we cannot predict the outcome of this litigation, and it will be expensive and time-consuming to defend. While it is possible that a portion of the claims may ultimately be covered by insurance, it is unlikely that this determination can be made until after the final disposition of the case. If the outcome of this litigation is adverse to us, and we are required to pay significant monetary damages, our financial condition and results of operations are likely to be materially and adversely affected.

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

The information in the following table indicates the high and low “bid” and “asked” quotations and approximate volume of trading for the Company’s common stock for the periods indicated, based upon information provided by the Nasdaq Stock Market, Inc. The high and low prices have been adjusted to give effect to all stock dividends, and the two-for-one stock split paid on March 2, 2004. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, do not reflect actual transactions and do not include nominal amounts traded directly by shareholders or through other dealers and not through the Securities Dealers.

	Sale Price of the Company’s Common Stock		Approximate Trading Volume
Calendar Quarter Ended	High	Low
March 31, 2003	7.64	7.60	2,218,496
June 30, 2003	7.86	7.26	1,920,224
September 30, 2003	10.25	10.13	2,111,612
December 31, 2003	14.10	13.63	1,870,328
March 31, 2004	16.08	15.65	2,844,500
June 30, 2004	15.17	14.86	1,466,800
September 30, 2004	19.16	18.88	2,987,000
December 31, 2004	20.20	19.94	4,955,800

Holders

As of December 31, 2004, there were approximately 154 shareholders of record of the common stock, and about 2,183 street name holders.

Dividends

As a banking holding company, which currently has no significant assets other than our equity interest in Center Bank, our ability to pay dividends primarily depends upon the dividends we receive from Center Bank. The dividend practice of Center Bank, like our dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by Center Bank’s board of directors at that time. In addition, during any period in which it has deferred payment of interest otherwise due and payable on its subordinated debt securities, Center Financial may not make any dividends or distributions with respect to its capital stock. See “Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

Beginning in October 2003 Center Financial commenced a new dividend policy of paying quarterly cash dividends to its shareholders. In accordance with this policy, the Company paid a cash dividend of 8 cents per share in October 2003 and again in February 2004 and 4 cents per share in May 2004, August 2004, October 2004 and January 2005. The Company plans to continue to pay quarterly cash dividends in the future, provided that such dividends allow the Company to continue to meet regulatory capital requirements and are not overly restrictive to its growth capacity. However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividend. Prior to October 2003, the Company had been reinvesting its earnings into its capital in order to support the Company’s continuous growth through the payment of stock rather than cash dividends. In addition, in January 2004, the Company declared a two-for-one stock split of its Common Stock. As a result, each shareholder of record as of February 17, 2004 received one additional share of common stock for each share they held on that date, and the Company’s outstanding shares doubled to 16,048,520.

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

Our ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows us to pay dividends to our shareholders if our retained earnings equal at least the amount of the proposed dividend. If we do not have sufficient retained earnings available for the proposed dividend, we may still pay a dividend to our shareholders if we meet two conditions after giving effect to the dividend. Those conditions are generally as follows: (i) our assets (exclusive of goodwill and deferred charges) would equal at least 1¼ times our liabilities; and (ii) our current assets would equal at least our current liabilities or, if the average of our earnings before taxes on income and before interest expense for two preceding fiscal years was less than the average of our interest expense for such fiscal years, then our current assets must equal at least 1¼ times our current liabilities.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial information concerning the Company,1 which should be read in conjunction with our audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data for as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 is derived from our audited consolidated financial statements and related notes, which are included in this Annual Report. The selected financial data for prior years is derived from our audited financial statements, which are not included in this Annual Report. All per share information has been adjusted for stock splits and dividends declared by the Company from time to time, including the two-for-one stock split paid on March 2, 2004. Statistical information below is generally based on average daily amounts.

	As of and For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except share data)
STATEMENTS OF OPERATIONS:
Interest income	$58,845	$43,658	$37,507	$36,123	$32,898
Interest expense	15,381	11,643	11,044	13,749	11,697

Net interest income before provision for loan losses	43,464	32,015	26,463	22,374	21,201
Provision for loan losses	3,250	2,000	2,100	1,200	500

Net interest income after provision for loan losses	40,214	30,015	24,363	21,174	20,701
Noninterest income	20,558	16,552	13,788	10,686	8,967
Noninterest expense	36,796	28,219	23,345	19,754	15,964

Income before income tax expenses	23,976	18,348	14,806	12,106	13,704
Income tax expense	8,962	6,696	5,459	4,346	5,301

Net income	$15,014	$11,652	$9,347	$7,760	$8,403

SHARE DATA:
Net income per share:
Basic	$0.93	$0.74	$0.63	$0.54	$0.58
Diluted	0.91	0.72	0.61	0.52	0.56
Weighted average common shares outstanding: [2]
Basic	16,157,581	15,675,650	14,921,998	14,440,779	14,499,012
Diluted	16,525,865	16,184,253	15,347,120	14,854,596	14,920,584
STATEMENTS OF FINANCIAL CONDITION:
Total assets	$1,338,114	$1,027,366	$818,624	$586,673	$451,828
Total investment securities	168,423	125,516	156,739	109,446	79,464
Net loans [3]	1,010,473	717,008	521,217	372,044	302,624
Total deposits	1,165,536	867,865	727,020	525,370	397,492
Total shareholders’ equity	90,720	78,261	65,206	51,390	42,909

[1]	Inasmuch as the Company did not acquire the outstanding shares of Center Bank until October 2002, the financial information contained throughout this Annual Report for 2001 and 2000 is for Center Bank only. Information for 2004 through 2002 is for the Company on a consolidated basis unless otherwise stated.
[2]	As adjusted to give retroactive effect to stock splits and dividends.
[3]	Net loans represent total gross loans less the allowance for loan losses, deferred fees, and discount on SBA loans.

	As of and For the Years Ended December 31,
	2004	2003	2002	2001	2000
PERFORMANCE RATIOS:
Return on average assets [1]	1.29%	1.32%	1.39%	1.52%	2.14%
Return on average equity [2]	17.82	16.28	16.27	16.33	21.53
Net interest spread [3]	3.52	3.35	3.52	3.47	4.23
Net interest margin [4]	4.10	3.96	4.30	4.86	6.04
Efficiency ratio [5]	57.47	58.10	58.00	59.66	52.86
Net loans to total deposits at period end	86.70	82.62	71.69	70.82	76.13
CAPITAL RATIOS
Leverage capital ratio
Consolidated Company	9.09%	10.69%	9.48%	9.07%	9.87%
Center Bank	9.04	10.63	9.45	9.07	9.87
Tier 1 risk-based capital ratio
Consolidated Company	9.57	11.56	10.34	11.60	13.50
Center Bank	9.49	11.50	10.31	11.60	13.50
Total risk-based capital ratio
Consolidated Company	10.59	12.67	11.44	12.85	14.76
Center Bank	10.51	12.62	11.42	12.85	14.76
ASSET QUALITY RATIOS
Non-performing loans to total loans [6]	0.34%	0.46%	0.46%	0.39%	0.41%
Non-performing assets [7] to total loans and other real estate owned	0.34	0.46	0.46	0.56	0.41
Net (recoveries) charge-offs to average total loans	0.09	(0.01)	0.19	0.68	0.16
Allowance for loan losses to total gross loans	1.10	1.21	1.28	1.47	2.14
Allowance for loan losses to nonperforming loans	327.22	264.62	278.42	379.19	520.64

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                 RESULTS OF OPERATIONS 8

This discussion presents Management’s analysis of the financial condition and results of operations of the Company 9 as of and for each of the years in the three-year period ended December 31, 2004, and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with the financial statements of the Company and the notes related thereto which appear elsewhere in this Form 10-K Annual Report (See Item 8 below). All share and per share

[1]	Net income divided by average total assets.
[2]	Net income divided by average shareholders’ equity.
[3]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
[4]	Represents net interest income as a percentage of average interest-earning assets.
[5]	Represents the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income.
[6]	Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more and restructured loans.
[7]	Nonperforming assets consist of nonperforming loans and other real estate owned.
[8]	Figures throughout this Management’s Discussion and Analysis have been rounded for purposes of simplicity and consistency with the tabular information presented.
[9]	Inasmuch as the Company did not acquire the outstanding shares of Center Bank until October 2002, the financial information contained throughout this Annual Report for 2001 and earlier is for Center Bank only. Information for 2004 through 2002 is for the Company on a consolidated basis unless otherwise stated.

information, set forth herein has been adjusted to reflect stock splits and dividends declared by the Company from time to time, including the two-for-one stock split paid on March 2, 2004.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operation. Management has identified its most critical accounting policies to be those relating to the following: investment securities, loan sales, allowance for loan losses, and interest rate swaps. The following is a summary of these accounting policies. In each area, we have identified the variables most important in the estimation process. We have used the best information available to make the estimations necessary to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables could change future valuations and impact net income.

Investment Securities

The classification and accounting for investment securities are discussed in detail in Note 2 of the consolidated financial statements presented elsewhere herein. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas for available-for-sale securities, they are recorded as a separate component of stockholders’ equity (accumulated comprehensive other income or loss) and do not affect earnings until realized. The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources. We are obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. Aside from the Fannie Mae and Freddie Mac preferred stocks that were determined to be impaired and written down during the twelve months of 2004, we did not have any other investment securities that were deemed to be “other-than-temporarily” impaired as of December 31, 2004. Investment securities are discussed in more detail in Note 3 to the consolidated financial statements presented elsewhere herein.

Loan Sales

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

Allowance for Loan Losses

Our allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in our markets and, in particular, the state of certain industries. Size and complexity of individual credits, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodologies. As we add new products, increase the complexity of our loan portfolio, and expand our geographic coverage, we will enhance our methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have significant impact to the loan loss calculation. We believe that our methodologies continue to be appropriate given our size and level of complexity. Detailed information concerning our loan loss methodology is contained in “Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations—Allowance for Loan Losses.”

Interest Rate Swaps

As part of our asset and liability management strategy, we have entered into derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. The objective for the interest rate swaps is to manage asset and liability positions in connection with our strategy of minimizing the interest rate fluctuations on interest rate margin and equity. The interest rate swaps constitute as cash flow hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition.

If such swaps qualify for hedge accounting treatment, then the change in the fair value of the swaps is recorded as a component of accumulated other comprehensive income (“OCI”), net of tax, and reclassified into interest income as such cash flows occur in the future. However, if the swaps do not qualify for hedge accounting treatment, then the change in the fair value of the swaps is recorded as a gain or loss directly to the consolidated statement of earnings as a part of non-interest expense or income, as applicable. Currently, fair value of the interest rate swaps is estimated by discounting the future cash flows based on the current market yield curve using a standard swap valuation model.

The Company’s interest rate swaps did not qualify for hedge accounting treatment for the fourth quarter of 2004, due to a failure to comply with the requirements of SFAS No. 133 Derivatives Implementation Group (“DIG”) Issue No. G25, Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans, which became effective on October 1, 2004. That Issue clarified that, among other things, an enterprise may not apply the shortcut method when hedging a group of non-benchmark-rate-based loans (e.g. prime rate-based loans), even though the floating rate index on the swap may match that of the loans. Instead, enterprises must assess effectiveness and measure ineffectiveness caused by factors such as changes in spreads over prime that are reflected in the cash flows of the hedged group of loans but not the swaps, and other factors as applicable. As of October 1, 2004, the Company had not established procedures to assess effectiveness and measure ineffectiveness in its hedging relationships based on the guidance in DIG Issue No. G25. As a result, the Company was required to record a loss on its income statement in the amount of $480,000, representing the unrealized loss on the swaps for the fourth quarter, which was partially offset by the gain on interest rate swap settlements received of $272,000, resulting in a net loss on the interest rate swaps of $208,000 for the fourth quarter, all reflected in non-interest expense. Had the Company qualified for hedge accounting, the $480,000 unrealized loss for the quarter would have been reflected in OCI, and the swap settlements received of $272,000 would have increased interest income. The Company has implemented updated policies and procedures to enable the swaps to again qualify for hedge accounting, and is in the process of final testing of such policies and procedures. (See “Item 9A, Controls and Procedures.”)

Executive Overview

The Company reported solid growth in loans and deposits for the year ended December 31, 2004. Consolidated net income for the year ended December 31, 2004, was $15.0 million, or $0.91 per diluted share compared to $11.7 million, or $0.72 per diluted share in 2003 and $9.3 million or $0.61 per diluted share in 2002. (All per share figures have been adjusted to reflect the two-for-one stock split paid on March 2, 2004.) The Company’s improvement in 2004 earnings compared to the same period in 2003 represents an increase of 29%. The following were significant factors related to 2004 results as compared to 2003:

•	Due to the strong loan and deposit growth, helped by market rate hikes, our net interest income before provision increased by 36% to $43.5 million for the year ended 2004 versus 2003.

•	Our revenue for the year ended December 31, 2004 increased by 32% to $79.4 million as compared to same periods last year.

•	Return on average equity improved to 17.82% in 2004, from 16.28%, for the year ended 2003.

•	Our net interest margin advanced to 4.10% in 2004 as compared to 3.96% in the comparable period of 2003, mainly due to market rate hikes by Federal Reserve Board.

•	Noninterest income increased by $4.0 million or 24% in 2004, compared with the same period in 2003 reflecting increased gain on sale of loans and solid gains in service fee income, which in turn result from increases in customer account relationships and loan servicing and trade finance transactions. New fee income-generating products such as Bank Owned Life Insurance (“BOLI”) and ATM funding program also helped to boost noninterest income.

•	The Company initiated the sale of the unguaranteed portion of SBA loans during the third quarter of 2004.

•	We have recorded $2.3 million of an impairment loss on securities for the year ended December 31, 2004, due to the decline in market value of the Company’s Fannie Mae and Freddie Mac preferred stocks. In addition, for the fourth quarter of 2004, the Company’s interest rate swaps no longer qualified for hedge accounting treatment under SFAS No. 133, DIG Issue No. G25, and the Company was required to record a loss on its income statement in the amount of $480,000, partially offset by the gain on interest rate swap of $272,000, resulting in a net loss on the interest rate swaps of $208,000 for the quarter and for the year.

•	During 2004, we recorded strong loan growth in commercial real estate loans, commercial business loans and trade finance loans. High growth in trade finance was as a result of management’s efforts to capitalize on improving trends in Asian Pacific trade volumes. Net loans grew 41% to $1.0 billion during 2004. Commercial real estate, commercial business loans and trade finance loans increased by 58%, 42% and 35%, respectively, as compared to year-end 2003.

•	Total deposits increased by 34% during 2004. The most significant increase in deposits since December 31, 2003 was a $146.1 million increase in time deposits over $100,000. This increase in time deposits over $100,000 was mainly due to $20 million of new brokered deposits and increased contributions from new branches. The Company’s low cost demand deposits also increased by $78.7 million during the twelve months ended December 31, 2004 as a result of increased promotional activities to attract new demand deposits.

Our financial condition and liquidity remain strong. The following are important factors in understanding our financial condition and liquidity:

•	Because of continued improvement in our asset quality, the ratio of non-accrual loans to total loans decreased to 0.34% at December 31, 2004 as compared to 0.46% at December 31, 2003.

•	We expanded our geographic reach by opening new LPOs in Atlanta, Honolulu, Houston and Dallas in the third and fourth quarter of 2004.

•	We also expanded our branch network with our entry into the new market of Chicago in April 2004 and the opening of our San Fernando Valley Branch in Southern California, in December 2004.

•	Our total assets continued their rapid growth and reached $1.3 billion at December 31, 2004, an increase of 30% over December 2003.

•	Under the regulatory framework for prompt corrective action, we continue to be “well-capitalized”.

•	We have replaced maturing short-term borrowings with low cost brokered and branch deposits.

•	The Company declared its cash dividend of $0.08 per share in January 2004 and quarterly cash dividends of $0.04 per share in April 2004, July 2004, November 2004 and December 2004.

•	All liquidity measures at December 31, 2004 met or exceeded the same measures at December 31, 2003.

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

Net interest income was $43.5 million, $32.0 million, and $26.5 million for the years ended December 31, 2004, 2003, and 2002, respectively. The increase in net interest income of $11.4 million, or 36%, in 2004 was principally due to increases in average loans by $256.1 million and in average fed funds sold by $16.9 million, offset by an increase in average deposits by $165.1 million and increase in other borrowings by $3.1 million.

[1]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in loan income were approximately $198,000, $430,000, and $941,000, for the years ended December 31, 2004, 2003, and 2002, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.
[2]	Yield on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume), (ii) changes in interest rates (rate), and (iii) changes in both rate and volume (rate/volume):

	Year Ended December 31, 2004 vs. 2003 Increase (Decrease) Due to change In				Year Ended December 31, 2003 vs. 2002 Increase (Decrease) Due to change In
	Volume	Rate	Rate / Volume	Total	Volume	Rate	Rate / Volume	Total
	(Dollars in thousands)
Earning Assets
Interest Income:
Loans [1]	$15,997	$(367)	$(153)	$15,477	$12,688	$(3,629)	$(1,499)	$7,560
Federal funds sold	196	67	36	299	74	(121)	(21)	(68)
Taxable investment securities	(307)	(64)	5	(366)	664	(1,495)	(199)	(1,030)
Tax-advantaged securities [2]	(81)	(101)	11	(171)	(16)	(99)	2	(113)
Equity stocks	125	(6)	(15)	104	18	(2)	—	16
Money market funds and interest-earning deposit	(159)	5	(2)	(156)	(45)	(185)	16	(214)

Total earning assets	15,771	(466)	(118)	15,187	13,383	(5,531)	(1,701)	6,151

Deposits and borrowed funds
Interest Expense:
Money market and super NOW accounts	489	145	31	665	1,032	(293)	(178)	561
Savings deposits	408	157	41	606	439	86	38	563
Time deposits	2,510	(604)	(205)	1,701	1,664	(2,049)	(418)	(803)
Other borrowings	101	(85)	(18)	(2)	283	(4)	(5)	274
Long-term subordinated debentures	765	1	2	768	4	—	—	4

Total interest-bearing liabilities	4,273	(386)	(149)	3,738	3,422	(2,260)	(563)	599

Net interest income	$11,498	$(80)	$31	$11,449	$9,961	$(3,271)	$(1,138)	$5,552

Net Interest Margin

Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. The net interest margins for the years ended December 31, 2004, 2003, and 2002 were 4.10%, 3.96%, and 4.30%, respectively. The fourteen basis point increase in net interest margin in 2004 was primarily due to increases in market rates set by Federal Reserve Board. The average yield on loans for the twelve months of 2004 declined to 6.19% compared to 6.25% for the like period in 2003, a decrease of 6 basis points. The Company charges its customers prime plus margin for trade finance loans. This decrease was mainly due to a decrease in the margins on the trade finance loan portfolio during 2004, resulting from the fact that the Company reduced its margin on trade finance loans in order to compete with other banks as well as to expand its presence in this segment.

During 2004, the yield on average interest-earning assets increased to 5.56% or 16 basis points from 5.40% in 2003, as a result interest rate hikes in 2004. The average investment portfolios for the twelve months of 2004 and 2003 were $126.3 million and $137.6 million, respectively. The average yields on the investment portfolio as of the twelve months of 2004 and 2003 were 3.28% and 3.40%, respectively. High prepayments recorded on mortgage-backed and collateralized mortgage obligations due to the low rate environment were the major contributors to the decrease.

Similarly, the Company’s overall cost of funds slightly decreased to 2.04% or 1 basis point at December 31, 2004 from 2.05% in 2003. The cost of funds decreased because of the lag in the repricing to a lesser degree of the interest rates on the Company’s substantial portfolio of time deposits. However, the increase of $80.0 million to $315.5 million in average noninterest-bearing demand deposits in 2004 from $235.5 million in 2003, on which the Company relied on as a considerable funding source, contributed to the increase in net interest margin during 2004. For the twelve months of 2004, average money market and NOW and average savings accounts grew $48.3 million or 23% as compared to the like period in 2003. The average yield on savings for the twelve months of 2004 increased 30 basis points to 3.21% as compared to 2.91% for the same period in 2003, mainly due to an increase in the volume of higher rate installment savings accounts.

Comparing 2003 to 2002, the Company’s net interest margin decreased 34 basis points to 3.96% from 4.30%. The 34 basis point decrease in net interest margin in 2003 was primarily due to a reduction of 25 basis point in market rates set by Federal Reserve Board and high prepayments of mortgage-backed securities and collateralized mortgage obligations.

During 2003, the yield on average interest-earning assets decreased to 5.40% or 71 basis points from 6.11% in 2002, as a result of the 25 basis points decline in interest rates in 2003. The prime rate, to which the majority of the Company’s loans are tied, was at its lowest rate in several decades. This decrease in yield was mainly due to a 142 basis point decrease in taxable investment securities, which decreased to 3.33% in 2003 from 4.75% in 2002. High prepayments recorded on mortgage-backed and collateralized mortgage obligations due to the low rate environment were the major contributors to the decrease.

The following table shows the Company’s average balances of assets, liabilities and shareholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

Distribution, Rate and Yield Analysis of Net Income

	For the Years Ended December 31,
	2004			2003			2002
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans [1]	$868,915	$53,748	6.19%	$612,779	$38,271	6.25%	$433,628	$30,711	7.08%
Federal funds sold	48,241	662	1.37	31,329	363	1.16	26,763	431	1.61
Taxable investment securities:
U.S. Treasury	2,095	98	4.68	2,195	98	4.46	2,191	98	4.47
U.S. Governmental agencies and U.S. Government sponsored enterprise debt securities	42,678	1,192	2.79	38,994	1,343	3.44	24,737	1,198	4.84
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	48,001	1,641	3.42	55,410	1,792	3.23	64,788	2,986	4.61
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-back securities	—	—	—	3,903	77	1.97	3,751	215	5.73
Municipal securities	102	6	5.88	102	6	5.88	102	6	5.88
Other securities [2]	16,840	652	3.87	18,333	639	3.49	9,395	482	5.13

Total taxable investment securities:	109,716	3,589	3.27%	118,937	3,955	3.33%	104,964	4,985	4.75%
Tax-advantage investment securities [3]
Municipal securities	5,407	223	6.35	5,954	255	6.59	5,864	243	6.38
Others—U.S. Government sponsored enterprise preferred stock	11,201	336	4.13	12,720	475	5.14	13,179	600	6.27

Total tax-advantage investment securities	16,608	559	4.85	18,674	730	5.60	19,043	843	6.30
Equity Stocks	3,534	145	4.10	907	41	4.52	541	25	4.62
Money market funds and interest-earning deposits	12,274	142	1.16	26,205	298	1.14	28,719	512	1.78

Total interest-earning assets	$1,059,288	$58,845	5.56%	$808,831	$43,658	5.40%	$613,658	$37,507	6.11%

Non-interest earning assets:
Cash and due from banks	63,153			48,362			34,322
Bank premises and equipment, net	11,301			10,584			9,081
Other real estate owned	—			—			42
Customers’ acceptances outstanding	5,947			3,723			4,148
Accrued interest receivables	3,529			3,274			2,956
Other assets	24,743			10,960			6,658

Total noninterest-earning assets	108,673			76,903			57,207

Total Assets	$1,167,961			$885,734			$670,865

[1]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in loan income were approximately $198,000, $430,000, and $941,000, for the years ended December 31, 2004, 2003, and 2002, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.
[2]	Other securities include U.S. government asset-backed securities, corporate trust preferred securities, and corporate debt securities.
[3]	Yield on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Distribution, Rate and Yield Analysis of Net Income

	For the Years Ended December 31,
	2004			2003			2002
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
	(Dollars in thousands)
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$192,207	$2,919	1.52%	$157,956	$2,254	1.43%	$98,164	$1,693	1.72%
Savings	67,501	2,165	3.21	53,487	1,558	2.91	37,125	995	2.68
Time certificates of deposit in:
denominations of $100,000 or more	379,831	7,572	1.99	260,845	5,599	2.15	203,121	5,894	2.90
other time certificates of deposit	78,490	1,464	1.87	80,661	1,737	2.15	80,427	2,245	2.79

	718,029	14,120	1.97	552,949	11,148	2.02	418,837	10,827	2.59
Other borrowed funds	18,484	489	2.65	15,356	491	3.20	6,668	217	3.25
Long-term subordinated debentures	18,557	772	4.09	99	4	4.10	—	—	—

Total interest-bearing liabilities	$755,070	$15,381	2.04%	$568,404	$11,643	2.05%	$425,505	$11,044	2.60%

Noninterest-bearing liabilities:
Demand deposits	315,541			235,526			178,081
Other liabilities	13,111			10,243			9,829

Total non-interest bearing liabilities	328,652			245,769			187,910
Shareholders’ equity	84,239			71,561			57,450

Total liabilities and shareholders’ equity	$1,167,961			$885,734			$670,865

Net interest income		$43,464			$32,015			$26,463

Net interest spread [1]			3.52%			3.35%			3.52%
Net interest margin [2]			4.10%			3.96%			4.30%

Ratio of average interest-earning assets to interest-bearing liabilities			140.29%			142.30%			144.22%

The decrease in the ratio of average interest earning assets to interest bearing liabilities to 140.3% at December 31, 2004 from 142.3% in December 31, 2003, was primarily due to full year effect of investments in BOLI, and increased investment in affordable housing partnerships. Even though they are funded mostly with interest-bearing liabilities, these types of investments are not classified as an interest-earning asset. The Company invested $20 million in the ATM funding program launched during the third quarter of 2003, $10.0 million in BOLI in December 2003, and increased its investment in affordable housing partnerships by $192,000 to $3.9 million at December 31, 2004 from $3.7 million in 2003. The Company recorded $447,000 in noninterest income for 2004 related to its investment in BOLI. (See “—Noninterest Income.”)

Provision for Loan Losses

For the year ended December 31, 2004, the provision for loan losses was $3.3 million, compared to $2.0 million and $2.1 million for 2003 and 2002, respectively. A 65% increase in provision for loan losses during

[1]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
[2]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

2004 was mainly attributable to loan growth and net charge-offs of $827,000 in 2004 as compared to net recoveries of $44,000 in 2003. While Management believes that the allowance for loan losses of 1.1% of total loans was adequate at December 31, 2004, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio. The procedures for monitoring the adequacy of the Allowance, as well as detailed information concerning the allowance itself, are included below under “—Allowance for Loan Losses.”

Noninterest Income

Noninterest income increased 24% or $4.0 million to $20.6 million for the twelve months ended December 31, 2004 compared to $16.6 million for the twelve months ended December 31, 2003, but decreased as a percentage of average earning assets. The primary sources of recurring noninterest income continue to be customer service fee charges on deposit accounts, fees from trade finance transactions and gain on sale of SBA loans. Customer service fees increased by $1.4 million, or 20% from 2003 to 2004, and by $1.0 million, or 17% from 2002 to 2003. An increase of $1.4 million in customer service fees was mainly due to an increase in NFS/RI fees of $1.1 million in 2004 compared to 2003 and $690,000 in 2003 compared to 2002. During 2003, fee increases implemented on customer deposit accounts and the higher number of account relationships from new branches, were the other contributors for the customer service fee income increase in 2003. Customer service fees as a percentage of noninterest income decreased to 42% for 2004, compared to 43% and 45% in 2003 and 2002, respectively. This decrease was due to increased volume in SBA loan sales.

Fee income from trade finance transactions increased by $907,000, or 34%, to $3.6 million for twelve months ended December 31, 2004 as compared to $2.7 million in same period in 2003. This increase was a result of Management’s continuous efforts to capitalize on improving trends in the Asia Pacific trade volumes and a new trade finance team brought in during 2003. Fee income from trade finance transactions as a percentage of total noninterest income also slightly increased in 2004 to 17%, as compared to 16% in 2003, but decreased as compared to 20% in 2002.

Since Management’s decision to sell SBA loans on a regular basis, the gain on loan sales increased by 72% to $4.6 million in 2004, as compared to $2.7 million in 2003. The Company sold guaranteed and unguaranteed loans of $71.8 million SBA loans during 2004 as compared to $52.5 million of guaranteed loans during 2003. The gain on SBA loan sales also increased by $1.4 million in 2003 as compared to 2002; mainly due to the increased volume of SBA loan sales. The Company had a gain on the sale of fixed assets of $738,000 during 2002, in which it sold one of its branch facilities in order to relocate the branch to a more desirable site, which did not apply in the same periods of 2004 and 2003.

Mainly due to the increased volume of SBA loan sales and retention of servicing rights during 2004, other loan related service fees increased by $101,000 or 8% to $1.4 million during 2004 as compared to $1.3 million during 2003. Other loan related fees totaled $945,000 in 2002.

Slowing mortgage activity as a result of rising interest rates was partially contributed to a decline in the Company’s other income in 2004. Other income decreased by 8% to $1.6 million for the twelve months ended December 31, 2004, as compared to $1.7 million in the like period of 2003. Other income as a percentage of total noninterest income also decreased to 7% for 2004 from 10% in the like period a year ago. The new fee income generating products, including Center Bank’s mortgage referral program and the ATM funding program, helped to boost other income by $128,000 or 60% to $1.7 million in 2003 as compared to $1.1 million in 2002. In addition, the Company’s investment of $10.0 million in bank-owned life insurance (BOLI) in December 2003 generated $447,000 and $36,000 of noninterest income for 2004 and 2003, respectively. BOLI income, which is not taxable, is generated by the increase in the cash surrender values of bank-owned life insurance policies net of the cost associated with mortality charges and certain consulting expenses.

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	Noninterest Income For the Years Ended December 31,
	2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Customer service fees	$8,569	41.68%	$7,164	43.28%	$6,147	44.58%
Fee income from trade finance transactions	3,596	17.48	2,689	16.25	2,819	20.45
Wire transfer fees	829	4.03	698	4.22	606	4.40
Gain on sale of loans	4,616	22.45	2,681	16.20	1,300	9.43
Net gain on sale of securities available for sale	(15)	-0.07	330	1.99	171	1.24
Gain on sale of fixed assets	—	—	—	—	738	5.35
Other loan related service fees	1,397	6.80	1,296	7.83	945	6.85
Other income	1,566	7.63	1,694	10.23	1,062	7.70

Total noninterest income	$20,558	100.00%	$16,552	100.00%	$13,788	100.00%

As a percentage of average earning assets	1.94%		2.05%		2.25%

Noninterest Expense

Noninterest expense is comprised primarily of compensation and employee benefits; occupancy; furniture, fixture, and equipment; data processing; professional service fees; business promotions and advertising; and other operating expenses. Noninterest expense increased 30% to $36.8 million for the year ended December 31, 2004, compared to $28.2 million and $23.3 million for the years ended December 31, 2003 and 2002, respectively. However, noninterest expense continued to decrease slightly as a percentage of average earning assets in 2004 to 3.47% for 2004, compared to 3.49% and 3.80% for 2003 and 2002, respectively.

The efficiency ratio, defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income, was 57.5% for the year ended December 31, 2004, compared with 58.1% and 58.0% for the years ended December 31, 2003 and 2002, respectively.

Despite a recorded impairment loss of $2.3 million on securities available for sale, increased professional service fees related to compliance with the Sarbanes Oxley Act, and increased hiring activity of highly qualified personnel, the Company’s efficiency ratio decreased to 57.5% for the year ended December 31, 2004. Excluding the securities impairment charge, the pro forma efficiency ratio actually decreased to 53.9% for twelve months ended December 31, 2004. Even though, the Company charged off $880,000 of unrealized losses related to floating rate government agency preferred stocks in December 2003, the efficiency ratio remained almost flat at 58.1% in 2003. Management expects the efficiency ratio to continue to improve in 2005 as it has in 2004, because of greater operational efficiencies and increased profit contributions from the branches. However, no assurance can be given that such improvement will in fact occur.

Although the credit quality of the issuer of a floating rate agency preferred stock is not in question, the interest rate environment has created an other than temporary decline in the value of floating rate agency preferred stocks whose fair market value has been lower than its cost basis for over twelve months; therefore a $2.3 million other than temporary decline in value charge was taken in during 2004 as compared to $880,000 in 2003.

The largest dollar increase was in compensation and employee benefits, which increased by $2.9 million or 22% to $16.4 million during 2004 compared to $13.5 million in 2003, but decreased from 48% to 44% as a percentage of total noninterest expense. The increase was attributed increased hiring activity of highly qualified personnel due to the Company’s expansion of its management infrastructure in preparation for the next stage of the Company’s growth. Compensation and employee benefits increased 9% to $13.5 million during 2003 compared to $12.3 million in 2002, but decreased from 53% to 48% as a percentage of total noninterest expense. The increase was primarily due incentive compensation as well as normal increases in annual salary for existing employees.

Occupancy expense increased by 24% to $2.5 million during 2004, compared to $2.0 million and $1.7 million in years 2003 and 2002 respectively, but remained almost constant at the 7% level as a percentage of total noninterest expense. This increase was mainly due to geographic expansion by opening and acquiring new branches and LPOs. The primary reason for the increase in 2003 as compared to 2002 was the opening of the Fullerton branch office and relocation of the Western branch office. Furniture, fixture, and equipment expense increased by the $64,000, or 5%, to $1.4 million in 2004 compared to $1.3 million and $1.1 million in 2003 and 2002, respectively. However, the ratio of furniture, fixture, and equipment expense to total noninterest expense slightly decreased to 4% in 2004 as compared to 5% in 2003. The increase in 2004 mainly resulted from opening of new branches and LPOs. The increase in 2003 as compared to 2002 was mainly due to additional depreciation expense associated with the opening of the Fullerton branch office and relocation of Western branch office.

Data processing expense grew by $425,000, or 26%, in 2004 as compared to $1.6 million in 2003, mainly due to increased costs related to the newly acquired Chicago branch and increased activity as a result of the Company’s expansion and growth. Data processing expense remained flat at $1.6 million in 2003 and 2002.

Due primarily to the higher consulting fees associated with complying with the Sarbanes-Oxley Act, and ongoing legal cases, professional service fees increased by $1.4 million to $3.6 million in 2004 compared to $2.2 million in 2003. Professional service fees also increased to 10% as a percentage of total noninterest expenses in 2004. Because of the higher professional fees and increased expenses associated with ongoing legal cases, professional service fees increased by 60% to $2.2 million in 2003 as compared to $1.4 million in 2002, and to 8% compared to 6% of total noninterest expenses. While non-litigation related professional fees were actually lower in 2003 compared to 2002 because the 2002 fees were unusually high as noted above, such fees in 2003 were still significant, and reflected the ongoing costs of compliance with the many SEC and Nasdaq requirements, including compliance with certain provisions of the Sarbanes-Oxley Act of 2002.

Business promotion and advertising expense increased by 42% to $2.5 million in 2004 as compared to $1.8 million and $1.6 million in 2003 and 2002, respectively. This increase in 2004 was mainly due to the increased promotional activity for the Company’s products and new LPOs. Business promotion and advertising expense increased by 16% to $1.8 million in 2003 as compared to $1.6 million in 2002. This increase was primarily due to our name change and increased promotions for new products and services such as our mortgage lending program and Money Smart Program. The Company has participated in the Money Smart Program by the Federal Deposit Insurance Corporation as it aims to educate people on banking services by translating the training material into Korean.

The Company recorded $2.3 million and $880,000 of impairment losses for the years ended December 31, 2004 and 2003, respectively, as a result of an other than temporary decline in market value due to changes in interest rates, on Fannie Mae and Freddie Mac preferred stock. The Company holds these investment grade, high yielding, floating-rate securities as part of its available-for- sale investment portfolio. The unrealized losses were deemed a permanent impairment and were recognized in 2003 and 2004. These preferred stocks are rated AA- and AA3 by S&P and Moody’s and are widely held by financial institutions and other investors across the country.

During the first quarter of 2005, all of the Company’s holdings on the FHLMC floating-rate preferred stocks totaling approximately $5.2 million were sold with a slight net gain from the December 31, 2004 adjusted book value. The bank currently holds approximately $5.0 million of the FNMA floating-rate securities that reset every two years at the 2-year U.S. Treasury Note minus 16bps. The next reset date is on March 20, 2006. Should there be additional permanent impairments on these securities in the future, these impairments would be recognized on the income statement. However, it is impossible to predict at this time whether or to what extent such losses will occur.

The loss on interest rate swaps in 2004 resulted from the fact that the Company’s interest rate swaps did not qualify for hedge accounting treatment for the fourth quarter of 2004, due to a failure to implement certain required procedures and effectiveness tests under SFAS No. 133, DIG Issue No. G25 by the prescribed October 1, 2004 deadline. As a result, the Company was required to record a loss on its income statement in the amount of $480,000 representing the unrealized loss on the swaps for the fourth quarter, which was partially offset by the gain on interest rate swap settlements received of $272,000, resulting in a net loss on the interest rate swaps of $208,000 for the fourth quarter, all reflected in noninterest expense. Had the Company qualified for hedge accounting, the $480,000 unrealized loss for the quarter would have been reflected in OCI, and the swap settlements received of $272,000 would have increased interest income. (See “Item 9A, Controls and Procedures.”)

Other operating expense also increased significantly. Other operating expense includes court settlements, correspondent bank charge expense, regulatory assessment expense, loan related expense, director compensation expense, corporate administrative expense, and loss on investment in affordable housing partnerships, for which the Company receives federal income tax credits and CRA credits. Other operating expenses increased by $742,000 in 2004 to $3.5 million, as compared to $2.8 million in 2003. This increase was mainly due to increases in corporate administration and loan related fee expenses, blanket bond and D&O expenses, and passive losses in CRA investments. Other operating expense in 2003 increased 56% to $2.8 million, compared to $1.8 million in 2002 and from 8% to 10% as a percentage of total noninterest expenses increase, primarily due to settlement costs relating to long-standing legal proceedings. There was no other significant legal case outstanding other than KEIC at December 31, 2004, see “Item 3, Legal Proceedings”.

The remaining noninterest expenses include such items as stationery and supplies, telecommunications, postage, courier service and security service expenses. For the year ended 2004, these noninterest expenses increased 10% to $2.4 million compared to $2.2 million for the same period in 2003. Increases were primarily due to the Chicago branch acquisition and relocation of our Inland Branch Office. For the year ended 2003, these noninterest expenses increased 18% to $2.2 million compared to $1.8 million for the same period in 2002. Increases were primarily due to Center Bank’s name change and opening of new branches.

The following table sets forth the breakdown of noninterest expense for the periods indicated:

	Noninterest Expense For the Years Ended December 31,
	2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and benefits	$16,361	44.46%	$13,458	47.69%	$12,294	52.66%
Occupancy	2,477	6.73	1,998	7.08	1,739	7.45
Furniture, fixture, and equipment	1,385	3.76	1,321	4.68	1,050	4.50
Net other real estate owned (income) expense…	—	—	—	—	(98)	(0.42)
Data processing	2,038	5.54	1,613	5.72	1,650	7.07
Professional services fees	3,612	9.82	2,204	7.81	1,375	5.89
Business promotion and advertising	2,543	6.91	1,795	6.36	1,553	6.65
Stationery and supplies	550	1.49	586	2.08	420	1.80
Telecommunications	517	1.41	462	1.64	455	1.95
Postage and courier service	621	1.69	545	1.93	485	2.08
Security service	695	1.89	573	2.03	576	2.46
Impairment loss on available for sale securities…	2,263	6.15	880	10.08	—	—
Loss on interest rate swaps	208	0.56	—	—	—	—
Other operating expense	3,526	9.59	2,784	9.86	1,846	7.91

Total noninterest expense	$36,796	100.00%	$28,219	100.00%	$23,345	100.00%

As a percentage of average earning assets		3.47%		3.49%		3.80%
Efficiency ratio		57.47%		58.10%		58.00%

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

For the years ended December 31, 2004, 2003, and 2002, the provisions for income taxes were $9.0 million $6.7 million, and $5.5 million, representing effective tax rates of 37% and 36%, and 37%, respectively. The primary reasons for the difference from the statutory federal tax rate of 35% and the state statutory tax rate of 11% are the reductions related to tax favored investments in low-income housing, municipal obligations and agency preferred stocks. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $517,000 for the twelve months of 2004 compared to $503,000 for the twelve months ended in December 31, 2003.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax return. The Company’s deferred tax asset was $7.1 million as of December 31, 2004, $3.0 million, and $824,000 as of December 31, 2003, and 2002, respectively. As of December 31, 2004, the Company’s deferred tax asset was primarily due to book reserves for losses on loans and impairment losses on preferred stocks.

Financial Condition

Summary

Total assets increased by $310.7 million, or 30%, to $1.3 billion as of December 31, 2004 compared to $1.0 billion at December 31, 2003. The increase in total assets was mainly due to a $293.1 million growth in net loans $42.9 million increase in investment securities. These increases were partially offset by a $37.8 million decrease in cash and cash equivalents. Net loans including loans held for sale, investments, and money market and short-term investments as a percentage of total assets were 76%, 13% and 3% respectively as of December 31, 2004, as compared to 70%, 12% and 6% at December 31, 2003. The growth of total assets was financed primarily by the increase in deposits.

Total assets increased $208.7 million, or 26%, to $1,027.3 million as of December 31, 2003 compared to $818.6 million at December 31, 2002. The increase in total assets was mainly due to a $195.8 million growth in net loans $38.0 million increase in cash and due from banks, resulting from a $20 million investment in the ATM funding program and a $10.0 million increase in investment in BOLI. These increases were partially offset by a $31.2 million decrease in the investment portfolio. Loans net of allowance for loan losses, deferred fees, and deferred gains on SBA loans retained, investments, and money market and short-term investments as a percentage of total assets were 70%, 12% and 6% respectively as of December 31, 2003, as compared to 64%, 19% and 9% at December 31, 2002. The growth of total assets was financed by the increase of $140.9 million in deposits; $33.0 million of Federal Home Loan Bank borrowing and the issuance of long-term subordinated debenture at the end of 2003 of $18.0 million in “pass-through” trust preferred securities.

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

As of December 31, 2004, 2003 and 2002, gross loans represented 76%, 71% and 65% of total assets. In 2003, the Company used proceeds from investment securities to finance higher yielding loans. The biggest volume increases among loan types in 2004 were commercial real estate loans, commercial business loans and trade finance loans, which increased 58%, 42% and 35%, respectively, dollar increase was $222.5 million, $61.6 million and $21.9 million, respectively, as compared to 2003. The Loan Distribution table below reflects the gross and net amounts of loans outstanding as of December 31 for each year from 2000 to 2004.

As of December 31, 2004, no single industry or business category represented more than 10% of the loan portfolio. The Company also monitors the diversification of collateral of the real estate loan portfolio by area, by type of building, and by the type of building usage.

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

Loan Portfolio Composition

	For the Years Ended December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real Estate
Construction	$16,919	1.65%	$18,464	2.53%	$20,669	3.90%	$12,851	3.39%	$1,276	0.41%
Commercial [1]	607,296	59.25	384,824	52.81	241,252	45.55	161,670	42.64	114,284	36.84
Commercial
Korean Direct Exposure Loans [2]	15,979	1.56	14,865	2.04	11,335	2.14	8,654	2.28	11,226	3.62
Other commercial loans	193,016	18.83	132,503	18.18	97,205	18.36	87,076	22.97	80,073	25.81
Trade Finance [3]
Korean Direct Exposure Loans	2,734	0.27	3,899	0.54	3,038	0.57	1,912	0.50	548	0.18
Other trade finance loans	81,029	7.90	57,987	7.96	47,068	8.89	24,918	6.57	34,294	11.05
SBA [4]	49,027	4.78	66,487	9.12	67,489	12.75	46,955	12.38	39,116	12.61
Other [5]	864	0.08	179	0.02	129	0.01	22	0.01	1,746	0.56
Consumer:	58,178	5.68	49,530	6.80	41,463	7.83	35,128	9.26	27,665	8.92

Total Gross Loans	$1,025,042	100.00%	$728,738	100.00%	$529,648	100.00%	$379,186	100.00%	$310,228	100.00%

Less:
Allowance for Loan Losses	(11,227)		(8,804)		(6,760)		(5,540)		(6,633)
Deferred Loan Fees	(1,357)		(331)		(170)		(463)		(398)
Deferred Gain on SBA Loans	(1,986)		(2,595)		(1,501)		(1,139)		(573)

Total Net Loans	$1,010,473		$717,008		$521,217		$372,044		$302,624

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

[1]	Real estate commercial loans are loans secured by first deeds of trust on real estate.
[2]	Consists of loans to subsidiaries or branches of Korean companies with direct exposure to Korean economy (See “Loans Involving Country Risk”).
[3]	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.
[4]	This balance includes SBA loans held for sale of $14.5 million at the lower of cost or market.
[5]	Consists of transactions in process and overdrafts.

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

As of December 31, 2004, commercial real estate loans totaled $607.3 million, representing 59% of total loans, compared to $384.8 million or 53% of total loans at December 31, 2003. The increase in the percentage of commercial real estate loans resulted from Management’s efforts to promote this segment of the portfolio, as such loans involve a somewhat lesser degree of risk than certain other loans in the portfolio due to the nature and value of the collateral.

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

As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than on the ability of the borrower or guarantor to repay principal and interest. If the Company is forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that the Company will be able to recover all of the unpaid balance of and its accrued interest on the construction loan.

Real estate construction loans totaled $16.9 million or 2% of total loans and $18.5 million or 3% of total loans at December 31, 2004 and 2003, respectively. The decrease in construction loans is primarily due to loan payoffs and a charge-off related to one large loan in the amount of $2.3 million. The borrower filed a bankruptcy petition to the court followed by a Chapter 11 Plan in July 2004. On November 3, 2004, the Court approved the Chapter 11 Plan. According to the Plan, the participating group, of which the Company is a member, will be paid in 6 years. The Company charged off $435,000 of this construction loan in the first quarter of 2004.

Commercial Business Loans. The Company offers commercial loans for intermediate and short-term credit. Commercial loans may be unsecured, partially secured or fully secured. The majority of the originations of commercial loans are in Los Angeles County or Orange County, in California. The Company originates commercial business loans to facilitate term working capital and to finance business acquisitions, fixed asset purchases, accounts receivable and inventory financing. These term loans to businesses generally have terms of up to five years, have interest rates tied to the Company’s Prime rate, and may be secured in whole or in part by owner-occupied real estate or time deposits at the Company. For a term loan, the Company typically requires monthly payments of both principal and interests. In addition, the Company grants commercial lines of credit to finance accounts receivable and inventory on a short-term basis, usually one year or less. Short-term business loans are generally intended to finance current transactions and typically provide for principal payments with interest payable monthly. The Company requires a complete re-analysis before considering any extension. The Company finances primarily small and middle market businesses in a wide spectrum of industries. In general, it is the Company’s intent to take collateral whenever possible regardless of the purpose of the loan. Collateral may include liens on inventory, accounts receivable, fixtures and equipment and in some cases leasehold improvements and real estate. As a matter of policy, the Company generally requires all principals of a business to be co-obligors on all loan instruments, and all significant shareholders of corporations to execute a specific debt guaranty. All borrowers must demonstrate the ability to service and repay not only the debt with the Company but also all outstanding business debt, exclusive of collateral, on the basis of historical earnings or reliable projections.

Commercial loans typically involve relatively large loan balances and are generally dependent on the businesses’ cash flows and thus may be subject to adverse conditions in the general economy or in specific industry.

As of December 31, 2004 and 2003, commercial business loans, which include Korean Affiliate Loans and other commercial loans, totaled $209.0 million and $147.4 million, respectively representing 20% of total gross loans at both dates. Commercial business loans totaled $108.6 million at December 31, 2002, representing 20% of total loans. Although commercial business loans increased in 2004, mainly due to a $60.5 increase in other commercial business loans not related to South Korea, commercial loans as a percentage of total loans remained unchanged at 20%. This was due to faster growth in other sectors and more emphasis on other types of secured loans, primarily real estate loans.

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

As of December 31, 2004, trade finance loans totaled $83.8 million, compared to $61.9 million as of December 31, 2003. This increase in trade finance loans was mainly due to Management’s efforts to capitalize on improving trends in the Asia Pacific trade volumes and a new trade finance team brought in 2003. However, trade finance loans as a percentage of total loans remained at 8% in 2004 and 2003, due to faster growth in other loan categories, primarily real estate loans.

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

At December 31, 2004, 69% of total SBA loans, net of participations sold, were real estate loans secured by deeds of trust on industrial buildings or retail stores. During the years 2004 and 2003, the Company originated $101.7 million, and $60.7 million, respectively in SBA loans. The Company adopted a new practice in 2003 of selling SBA loans every quarter. Since the shift in our SBA loan sale policy, the Company sold $71.8 million of SBA loans in 2004, an increase of 37% as compared to previous level of $52.5 million SBA loans sold in 2003, and retained the obligation to service the loans for a servicing fee and to maintain customer relations. In addition, the Company initiated the sale of the unguaranteed portion of SBA loans during the third quarter of 2004. As of December 31, 2004, the Company was servicing $137.5 million of sold SBA loans, compared to $91.5 million as of December 31, 2003. SBA loans as a percentage of total loans decreased to 5% in 2004 as compared to 9% in 2003, primarily due to increased sale volume in 2004.

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

Consumer loans remained a small percentage of 6% of total loans as of December 31, 2004, compared to 7% as of December 31, 2003. Automobile loans are the largest component of consumer loans, representing 64% and 85% of total consumer loans as of December 31, 2004 and 2003.

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

Total unused commitments to extent credit were $171.7 million and $114.0 million at December 31, 2004 and 2003, respectively. Unused commitments represented 17% and 16% of outstanding gross loans at December 31, 2004 and 2003, respectively. The Company’s stand-by letters of credit and commercial letters of credit at December 31, 2004 were $11.9 million and $22.2 million, respectively, as compared to $6.2 million and $19.1 million at December 31, 2003.

Loans Involving Country Risk

The Company has historically made three types of credit extensions involving direct exposure to the Korean economy: (i) commercial loans to U.S. affiliates or subsidiaries or branches of companies located in South Korea (“Korean Affiliate Loans”), (ii) Unused commitments for loans to U.S. affiliates of Korean companies (iii) advances on acceptances by Korean banks, and (iv) loans against standby letters of credit issued by Korean banks. In certain instances, standby letters of credit issued by Korean banks support the loans made to the U.S. affiliates or branches of Korean companies, to which the Company has extended loans. In addition, the Company makes certain loans involving indirect exposure to the economies of South Korea as well as other Pacific Rim countries, as discussed at the end of this section.

The following table sets forth the amounts of outstanding balances in the above four categories for South Korea:

Loans and Commitments Involving Korean Country Risk

	As of December 31,
Category	2004	2003	2002	2001	2000
Commercial loans and commitments to U.S. affiliates or branches of Korean companies	$12,772	$9,575	$6,953	$10,566	$11,774
Unused commitments for loans to U.S. affiliates of Korean companies	15,169	4,701	13,642	1,748	6,791
Acceptances with Korean Banks	14,623	9,347	13,213	—	86
Standby letters of credit issued by banks in South Korea and loans secured by standby letter of credit	10,527	12,599	10,379	8,160	12,301

Total	$53,091	$36,222	$44,187	$20,474	$30,952

Loans and commitments involving direct exposure to the Korean economy totaled $53.1 million or 4% of total loans and commitments and $36.2 million or 4% of total loans and commitments as of December 31, 2004 and 2003, respectively. The Company’s level of loans and commitments involving such exposure in 2004 has increased as compared to 2003 due to $10.5 million increase in unused commitments to U.S. affiliates of Korean companies, $5.3 million increase in acceptances with Korean Banks and $3.2 million increase in Commercial loans to U.S. affiliates or branches of Korean companies, but remained the same as a percentage of total loans and commitments.

In addition to the loans included in the above table, which involve direct exposure to the Korean economy, the Company also makes loans to many U.S. business customers in the import or export business whose operations are indirectly affected by the economies of various Pacific Rim countries including South Korea. As of December 31, 2004, loans outstanding involving indirect country risk totaled $29.9 million, or 2.9% of the Company’s total loans, and loans and commitments involving indirect country risk totaled $107.1 million, or 9%

of the Company’s total loans and commitments. “Indirect country risk” is defined as the risk associated with loans to such U.S. businesses, which are dependent upon foreign countries for business and trade. Of the $107.1 million in total loans and commitments involving indirect country risk, approximately 68% involve borrowers doing business with Korea, with the remaining percentages to other individual Pacific Rim countries being relatively small in relation to the total indirect loans involving country risk. As a result, with the exception of South Korea, the Company does not believe it has significant indirect country risk exposure to any other specific Pacific Rim country.

Of the total loans outstanding and commitments involving indirect country risk identified above, approximately 53% of such loans and commitments were to businesses which import goods from Korea and 7% were loans or commitments to businesses which export goods to Korea.

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

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the maturity distribution and repricing intervals of the Company’s outstanding loans as of December 31, 2004. In addition, the table shows the distribution of such loans between those with floating interest rates and those with fixed interest rates. The table includes nonaccrual loans of $ $3.4 million.

Loan Maturities Schedule

	As of December 31, 2004
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Real Estate:
Construction	$16,919	$—	$—	$16,919
Commercial	595,985	10,460	851	607,296
Commercial	204,199	3,150	1,646	208,995
Consumer	24,611	33,563	4	58,178
Trade Finance [1]	83,763	—	—	83,763
SBA	48,818	189	20	49,027
Other [2]	552	—	312	864

Total	$974,847	$47,362	$2,833	$1,025,042

Loans with predetermined (fixed) interest rates	$64,749	$30,005	$2,521	$97,275
Loans with variable (floating) interest rates	$910,098	$17,357	$312	$927,767

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

There was no OREO outstanding at December 31, 2004. If the Company acquires OREO, it records it at the lower of its carrying value or its fair value less anticipated disposal costs. Any write-down of OREO is charged to earnings. The Company may make loans to potential buyers of OREO to facilitate the sale of OREO. In those cases, all loans made to such buyers must be reviewed under the same guidelines as those used for making customary loans, and must conform to the terms and conditions consistent with the Company’s loan policy. Any deviations from this policy must be specifically noted and reported to the appropriate lending authority. The Company follows Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (SFAS No. 66) when accounting for loans made to facilitate the sale of OREO. In accordance with paragraph 5 of SFAS No.66, profit on real estate sales transactions shall not be recognized by the full accrual method until all of the following criteria are met:

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

As of December 31, 2002, the Company provided loans in the amount of $480,000 to facilitate the sale of OREO which resulted in a gain on sale on OREO of $85,000 in 2002.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

Nonperforming Assets

	As of December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Nonaccrual loans:
Real estate:
Construction	$1,746	$2,249	$—	$—	$—
Commercial	—	—	49	91	368
Commercial:
Korean Affiliate Loans	—	—	—	80	—
Other commercial loans	957	756	885	491	501
Consumer	108	25	50	118	20
Trade finance:
Korean Affiliate Loans	—	—	—	—	—
Other trade finance loans	—	102	87	5	160
SBA	620	195	1,357	676	74
Other [1]	—	—	—	—	—

Total	$3,431	$3,327	$2,428	$1,461	$1,123
Restructured loans: [2]
Real estate:
Construction	$—	$—	$—	$—	$—
Commercial	—	—	—	—	151
Commercial:
Korean Affiliate Loans	—	—	—	—	—
Other commercial loans	—	—	—	—	—
Consumer	—	—	—	—	—
Trade finance:
Korean Affiliate Loans	—	—	—	—	—
Other trade finance loans	—	—	—	—	—
SBA	—	—	—	—	—
Other [1]	—	—	—	—	—

Total	$—	$—	$—	$—	$151

Total nonperforming loans	$3,431	$3,327	$2,428	$1,461	$1,274
Other real estate owned	—	—	—	674	—

Total nonperforming assets	$3,431	$3,327	$2,428	$2,135	$1,274

Nonperforming loans as a percentage of total loans	0.34%	0.46%	0.46%	0.39%	0.41%
Nonperforming assets as a percentage of total loans and other real estate owned	0.34%	0.46%	0.46%	0.57%	0.41%
Allowance for loan losses to nonperforming loans	327.22%	264.62%	278.42%	379.19%	520.64%

[1]	Consists of transactions in process and overdrafts
[2]	A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

Nonperforming loans totaled to $3.4 million at December 31, 2004, an increase of $104,000 as compared to $3.3 million in last year. However, in 2004, nonperforming loans as a percentage of total loans decreased to 0.34% as compared to 0.46% in 2003. The slight increase in nonperforming loans in 2004 was mainly due to the increase in nonperforming SBA and consumer loans. The increase in nonperforming loans in the consumer portfolio was primarily due to auto loans. SBA loans currently are guaranteed by the federal government at 75% to 85% of the principal amount.

Nonperforming loans increased by $899,000 to $3.3 million at December 31, 2003, as compared to $2.4 million in 2002. The increase in volume of nonperforming loans in 2003, as compared to 2002, was mainly due to one large participated construction loan in the amount of $2.3 million. Construction has been completed and the hotel is operational. The borrower filed a bankruptcy petition to the court followed by a Chapter 11 Plan in July 2004. On November 3, 2004, the Court approved the Chapter 11 Plan. According to the Plan, the participating group, of which the Company is a member, will be paid in 6 years. The Company charged off $435,000 of this construction loan in the first quarter of 2004.

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

The following table provides information on impaired loans for the periods indicated:

	As of December 31,
	2004	2003
	(Dollars in thousands)
Impaired loans with specific reserves	$2,616	$5,211
Impaired loans without specific reserves	2,490	1,021

Total impaired loans	5,106	6,232
Allowance on impaired loans	(398)	(825)

Net recorded investment in impaired loans	$4,711	$5,407

Average total recorded investment in impaired loans	$6,520	$4,268
Interest income recognized on impaired loans on a cash basis	$234	$235

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

The Company continued to record loss provisions to compensate for both the continued growth in the Company’s loan portfolio and the continued change in the composition of the overall loan portfolio, reflecting a steady shift toward commercial real estate and commercial loans. The allowance for loan losses was $11.2 million, $8.8 million and $6.8 million as of December 31, 2004, 2003 and 2002, respectively. The allowance for loan losses was 1.1% of total loans as of December 31, 2004 compared to 1.2% and 1.3% as of December 31, 2003 and 2002, respectively. The Company provides an allowance for the new credits based on the migration analysis. The ratio of the allowance for loan losses to nonperforming loans increased to 327% at December 31, 2004 as compared to 265%, and 278% in 2003, and 2002, respectively. Management believes the risks in the portfolio are sufficiently lower to justify reducing the ratio of the allowance to total loans, since the Company’s mix of loans shifted towards real estate loans secured by first deeds of trust, the ratio of the allowance to nonaccrual loans increased slightly. Management believes that the level of allowance for loan losses is adequate to cover the known and probable risks of the nonperforming loans as of December 31, 2004.

The following table sets forth the composition of the allowance for loan losses as of dates indicated:

Composition of Allowance for Loan Losses

	As of December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Specific (Impaired loans) [1]	$398	$825	$468	$112	$59
Formula (non-homogeneous)	10,282	7,085	5,178	4,522	5,481
Homogeneous	269	302	313	259	254
Country risk exposure	278	592	801	647	839

Total allowance and reserve	$11,227	$8,804	$6,760	$5,540	$6,633

The balance of the allowance for loan losses increased to $11.2 million as of December 31, 2004 compared to $8.8 million as of December 31, 2003. This increase was mainly due to a $3.2 million increase in the formula (non-homogeneous) allowance. Formula allowances were increased due to loan growth. These increases were partially offset by a decrease in the country risk allowance and specific allowance related to impaired loans.

[1]	Starting in 2002 the Company allocated the specific reserve on all impaired loans, whereas previously the Company provided specific reserves only for loans with balances of $200,000 or more and allocated formula allowances for the loans with balances of less than $200,000.

Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed monthly, Management performs an ongoing assessment of the risks inherent in the portfolio. As of December 31, 2004, Management believes the allowance to be adequate based on its assessment of the estimated and known risks in the portfolio migration analysis of charge-off history, which indicated stabilized loss ratios. There has been no need to adjust the risk ratios applied to graded loans. Classified loans stood at $4.6 million as of December 31, 2004 compared to $6.6 million as of December 31, 2003. This decrease in 2004 was primarily due to charge-offs.

Based on the calculation and continued loan recoveries, Management believes that the level of allowance as of December 31, 2004 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the year. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions or loan losses in the future.

The provisions for loan losses in 2004, 2003, and 2002 were $3.3 million, $2.0 million, and $2.1 million, respectively. The increase in provision for 2004 was due to the considerable expansion in Company’s loan portfolio as well as increased net charge-offs of $827,000 in 2004 as compared to net recoveries of $44,000 in 2003. Because of the net recoveries recorded in 2003 the Company was able to maintain its loan loss provision at $2.0 million for 2003. Due to net recoveries of $44,000 during 2003 as compared to net charge-offs of $837,000 in 2002, the Company kept its provision nearly flat at $2.0 million in 2003, compared to 2002 provision despite average loan grow of 41% in 2003. Total charge-offs for 2004 were $1.6 million as compared to $1.3 million in 2003. The increase in charge-offs was mainly due to the charge-off in the first quarter of 2004 of $435,000 relating to a construction loan as to which the borrower is currently in Chapter 11. (See ”—Nonperforming Assets” above.) The biggest single charge-off during 2004 and 2003 was $435,000 and $249,000, respectively. Net charge-offs (recoveries) were $827,000, ($44,000) and $837,000 in 2004, 2003 and 2002, respectively. The biggest single charge-off during 2002 was $250,000 related to a high technology manufacturer whose business failed due to the general slowdown in the technology sector in the U.S. Charge-offs in 2002 were significantly less than in 2001 due to greater oversight by the Company in monitoring and addressing delinquent and classified loans. Charge-offs in 2001 were the highest in the past 5 years. No Korean related loans were nonperforming as of December 31, 2004 and 2003.

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated.

Allowance for Loan Losses

	As of and For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balances:
Average total loans outstanding during period [1]	$878,819	$620,302	$439,493	$338,258	$266,765
Total loans outstanding at end of period [1]	$1,021,359	$725,812	$527,977	$377,584	$309,256
Allowance for Loan Losses:
Balance before reserve
for losses on commitments	$8,804	$6,760	$5,540	$6,590	$6,500
Reserve for losses on commitments to extend credit [2]	$—	$—	$(43)	$43	$61
Balance at beginning of period	$8,804	$6,760	$5,497	$6,633	$6,561
Charge-offs:
Real Estate
Construction	435	—	—	—	—
Commercial	—	—	—	334	—
Commercial:
Korean Affiliate Loans	—	—	80	90	—
Other commercial loans	967	903	1,243	1,398	323
Consumer	165	225	227	70	27
Trade Finance:
Other trade finance loans	—	—	29	747	906
SBA	63	126	75	435	40

Total charge-offs	1,630	1,254	1,654	3,074	1,296

Recoveries
Real estate
Construction	—	—	—	—	—
Commercial	—	—	10	243	3
Commercial:
Korean Affiliate Loans	—	425	327	277	345
Other commercial loans	696	144	367	196	299
Consumer	35	40	5	4	88
Trade finance:
Korean Affiliate Loans	—	—	—	—	—
Other trade finance loans	41	545	68	37	110
SBA	31	144	40	24	23
Other	—	—		—	—

Total recoveries	803	1,298	817	781	868

Net loan (recoveries) and charge-offs	827	(44)	837	2,293	428

Provision for loan losses	3,250	2,000	2,100	1,200	500

Balance at end of period	$11,227	$8,804	$6,760	$5,540	$6,633

Ratios:
Net loan (recoveries) charge-offs to average total loan	0.09%	(0.01)%	0.19%	0.68%	0.16%
Provision for loan losses to average total loans	0.37	0.32	0.48	0.35	0.19
Allowance for loan losses to gross loans at end of period	1.10	1.21	1.28	1.47	2.14
Allowance for loan losses to total nonperforming loans	327.22	264.62	278.42	379.19	520.64
Net loan (recoveries) charge-offs to allowance for loan losses at end of period	7.37	(0.50)	12.38	41.39	6.45
Net loan (recoveries) charge-offs to provision for loan losses	25.45%	(2.20)%	39.86%	191.08%	85.60%

[1]	Total loans are net of deferred loan fees and discount on SBA loans sold.
[2]	The reserve for losses on commitments to extend credit and letters of credit is primarily related to lines of credit. The Company evaluates credit risk associated with the loan portfolio at the same time it evaluates credit risk associated with commitments to extend credit and letters of credits. However, a $124,000 of the reserve necessary for the commitments is reported separately in other liabilities in the accompanying statements of financial condition at December 31, 2004 and 2003, and not as part of the allowance for loan losses as presented above.

Allocation of Allowance for Loan Losses

The largest increase in the allocated allowance was for commercial real estate loans, an increase of $2.3 million or 63% to $5.9 million during 2004 compared to $3.7 million in 2003. The increase in the allocated allowance for 2004 was primarily due to the increase in loan volume. Because commercial real estate loans are secured by real estate and historically have a low charge-off ratio, commercial real estate loans required a somewhat lower reserve requirement than other loans. The Company allocated 53% of the total allowance for commercial real estate loans, while the proportion of such loans to the total loan portfolio was 59%.

The allocated allowance for other commercial business loans increased by $405,000 or 18% to $2.7 million at December 31, 2004, compared to $2.3 million as of the December 31, 2003, reflecting 42% growth in this portfolio. At December 31, 2004, the Company allocated 24% of the total allowance to other commercial loans, in spite of the fact that the ratio of other commercial loans to total loans was only 20%, because the Company has historically experienced the highest percentage losses from this type of loan.

The allocated allowance for other trade finance loans increased $201,000 or 30% to $875,000 during 2004, compared to $674,000 as of December 31, 2003, as a result of an increase in the volume of bankers’ acceptances with investment grade Korean banks and the Korean government backed National Federation of Fisheries. Bankers’ acceptances rely upon repayment at maturity by the accepting bank. Credit exposure related to bankers’ acceptances is limited by the underlying strength of the accepting bank. However, the Company increased the allocated allowance for trade finance loans due the to higher historical charge-off ratio.

The Company has not substantively changed any aspect of its overall approach in the determination of its allocation of allowance for loan losses in the periods discussed above. There have been no material changes in assumptions or estimation techniques in the periods discussed above that affected the determination of the current year allowance.

The following table provides a breakdown of the allowance for loan losses by category as of the dates indicated:

Allocation of Allowance for Loan Losses

	As of December 31,
	2004		2003		2002		2001		2000
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
Balance at End of Period:
Real Estate:
Construction	$313	1.65%	$976	2.53%	$422	3.90%	$166	3.39%	$25	0.41%
Commercial	5,954	59.25	3,650	52.81	2,655	45.55	2,156	42.64	2,416	36.84
Commercial
Korean Affiliate Loans	159	1.56	247	2.04	129	2.14	98	2.28	105	3.62
Other commercial Loans	2,506	18.83	2,013	18.18	1,717	18.36	1,647	22.97	1,962	25.81
Consumer	579	5.68	495	6.80	449	7.83	457	9.26	534	8.92
Trade Finance
Korean Affiliate Loans	141	0.27	79	0.54	—	0.57	—	0.50	—	0.18
Other commercial Loans	734	7.90	595	7.96	591	8.89	389	6.57	819	11.05
SBA	487	4.78	749	9.12	797	12.75	627	12.38	772	12.61
Other	354	0.08	—	0.02	—	0.01	—	0.01	—	0.56

Total	$11,227	100.00%	$8,804	100.00%	$6,760	100.00%	$5,540	100.00%	$6,633	100.00%

Investment Portfolio

The Company’s investment securities portfolio are classified into two categories: Held-to-Maturity or Available-for-Sale. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in

Debt and Equity Securities (SFAS No.115) also provides for a trading portfolio classification, but the Company had no investment securities in this category for any of the reported periods. The Company classifies securities that it has the ability and intent to hold to maturity as held-to-maturity securities, to be sold only in the event of concerns with an issuer’s credit worthiness, a change in tax law that eliminates their tax-exempt status or other infrequent situations as permitted by SFAS No. 115. All other securities are classified as available-for-sale. The securities classified as held-to-maturity are presented at net amortized cost and available-for-sale securities are carried at their estimated fair values.

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

As of December 31, 2004, investment securities totaled $168.4 million or 13% of total assets, compared to $125.5 million or 12% of total assets at December 31, 2003. The increase in the investment portfolio was mainly due to the purchase of $88.9 million available-for-sale securities. This increase for the twelve months ended December 31, 2004 was partially offset by (i) $1.7 million held–to-maturity securities matured or called during the period, (ii) $14.7 million of available for sale securities called, (iii) $4.6 million of available for sale sold, (iv) principal payments of $22.3 million on mortgage-backed securities, and (v) $2.3 million of impairment losses recorded.

As of December 31, 2004, available-for-sale securities totaled $157.0 million, compared to $110.1 million as of December 31, 2003. Available-for-sale securities as a percentage of total assets increased to 12% as of December 31, 2004 from 11% as of December 31, 2003, primarily due to new purchases of adjustable mortgage backed and government agency securities. Held-to-maturity securities decreased to $11.4 million as of December 31, 2004, compared to $15.4 million as of December 31, 2003. This decrease was due to the matured and called securities, and increased principal payments on mortgage backed securities. The composition of available-for-sale and held-to-maturity securities was 93% and 7% as of December 31, 2004, compared to 88% and 12% as of December 31, 2003, respectively. For the year ended December 31, 2004, the yield on the average investment portfolio was 3.28% representing a decrease of 12 basis points as compared to 3.40% for the same period of 2003. The distribution in available-for-sale portfolio changed in 2004, contributed by additional purchases of mortgage-backed securities and U.S government agency and U.S. Government sponsored enterprise securities. The Company used cash flows generated from prepayments in mortgage-backed and collateralized mortgage obligation proceeds to purchase agency and U.S. Government sponsored enterprise securities and adjustable mortgage-backed securities. Part of the proceeds was also used to fund higher yielding loans.

The average balance of taxable investment securities decreased by 8% to $109.7 million for the year ended December 31, 2004, compared to $118.9 million for the previous year. The annualized average yield declined 6 basis points to 3.27% for the year ended December 31, 2004, compared to 3.33% for the previous year. The 6 basis point decrease in yield was primarily due to higher prepayments recorded on agency mortgage-backed securities due to the low rate environment.

The average balance of tax-advantaged securities was $16.6 million and $18.7 million for the years ended December 31, 2004 and 2003, respectively. The average yield on tax-advantaged securities for the year ended December 31, 2004 was 3.37% compared to 3.91% for the same periods last year. The tax-equivalent yield on these same types of securities for the year ended December 31, 2004 was 4.85% compared to 5.60% for the previous year. The decrease in yield on the tax advantage securities was primarily due to lower yielding U.S. Government sponsored enterprise preferred stock.

The following table summarizes the amortized cost, fair value, and distribution of the Company’s investment securities as of the dates indicated:

Investment Portfolio

	As of December 31,
	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury securities	$2,014	$2,033	$2,051	$2,148	$2,088	$2,225
U.S. Government agencies asset-backed securities	6	6	19	19	34	34
U.S. Government agencies and U.S. Government sponsored enterprise securities	66,535	65,747	45,595	45,036	22,611	23,034
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	62,294	62,279	33,898	33,964	77,679	78,415
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	—	—	—	—	6,097	6,148
U.S. Government sponsored enterprise preferred stock	10,092	10,138	12,680	12,124	13,623	13,524
Corporate trust preferred securities	11,000	11,028	11,000	10,890	11,000	10,890
Corporate debt securities	5,698	5,796	5,705	5,945	6,527	6,728

Total available for sale	$157,639	$157,027	$110,948	$110,126	$139,659	$140,998

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise securities	$—	$—	$1,000	$1,012	$9,000	$9,305
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	6,197	6,161	8,458	8,453	419	430
Municipal securities	5,199	5,392	5,932	6,191	6,322	6,554

Total held to maturity	$11,396	$11,553	$15,390	$15,656	$15,741	$16,289

Total investment securities	$169,035	$168,580	$126,338	$125,782	$155,400	$157,287

As of December 31,2004 the Company had total fair value of $92,667,000 of securities with unrealized losses of $1,103,000. We believe these unrealized losses are due to a temporary condition, namely fluctuations in interest rates, and do not reflect a deterioration of credit quality of the issuer. The market value of securities which have unrealized losses of 12 months or more totaled $32,236,000 with unrealized losses of $779,000. Although the credit quality of the issuer of a floating rate agency preferred stock is not in question, the interest rate environment has created an other than temporary decline in the value of floating rate agency preferred stocks whose fair market value have been lower than their cost basis for over twelve months. Therefore, the Company recorded $2.3 million and $880,000 of impairment losses, as a result of an other than temporary decline in market value due to changes in interest rates, on Fannie Mae and Freddie Mac preferred stock for the years ended December 31, 2004 and 2003, respectively.

During the first quarter of 2005, all of the bank’s holdings on the FHLMC floating-rate preferred stocks totaling approximately $5.2 million were sold with a slight net gain from the December 31, 2004 adjusted book value. The bank currently holds approximately $5.0 million of the FNMA floating-rate securities that reset every two years at the 2-year U.S. Treasury Note minus 16bps. Next reset date is on March 20, 2006. Should there be additional permanent impairments on these securities in the future, these impairments would be recognized on the income statement. However, it is impossible to predict at this time whether or to what extent such losses will occur.

The following table summarizes, as of December 31, 2004, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale (Fair Value):
U.S. Treasury securities	$2,033	4.72%	$—	0.00%	$—	0.00%	$—	0.00%	$2,033	4.72%
U.S. Government agencies asset-backed securities	6	3.31	—	0.00	—	0.00	—	0.00	6	3.31
U.S. Government agencies and U.S. Government sponsored enterprise securities	19,987	2.41	45,760	2.71	—	0.00	—	0.00	65,747	2.62
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	—	0.00	3,616	4.67	124	6.70	58,539	3.55	62,279	3.63
U.S. Government sponsored enterprise preferred stock	2,327	1.61	4,752	1.16	3,059	5.63	—	—	10,138	2.61
Corporate trust preferred securities	—	—	—	—	—	0.00	11,028	3.77	11,028	3.77
Corporate debt securities	505	6.12	5,291	5.12	—	0.00	—	0.00	5,796	5.20

Total available for sale securities	$24,858	2.31	$59,419	2.85	$3,183	5.66	$69,567	3.59	$157,027	3.19

Held to Maturity (Amortized Cost):
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	—	0.00	—	0.00	—	0.00	6,197	4.13	6,197	4.13
Municipal securities	—	0.00	1,614	4.21	3,585	4.15	—	0.00	5,199	4.17

Total held to maturity	$—	0.00	$1,614	4.21	$3,585	4.15	$6,197	4.13	$11,396	4.15

Total investment securities	$24,858	2.31%	$61,033	2.89%	$6,768	4.86%	$75,764	3.63%	$168,423	3.25%

Interest Earning Short-Term Investments

The Company invests its short-term excess available funds in overnight Fed Funds and money market funds. As of December 31, 2004 and 2003, the amounts invested in overnight Fed Funds were $35.9 million, and $41.6 million, respectively. On the same date, the amounts invested in money market funds and interest bearing deposits in other banks were $3.7 million and $22.4 million, respectively. The investment in Fed Funds averaged $48.2 million for the year ended December 31, 2004, and $31.3 million for December 31, 2003. Interest earned on these funds averaged 1.37% for the twelve months of 2004, and 1.16% in 2003, respectively. The average investments in money market funds and interest bearing deposits in other banks were $12.3 million and $26.2 million at the average yield of 1.16% and 1.14%, respectively during 2004 and 2003.

Other Assets

The Company invested in the Federal Home Loan Bank (“FHLB”) stock totaling $3.9 million as of December 31, 2004, and $2.6 million as of December 31, 2003. FHLB stock is required in order to utilize a borrowing facility when needed. The Company purchased $1.2 million of additional shares of FHLB stock during 2004 due to the FHLB’s minimum capital stock requirement for its member banks based on the member’s December 31 regulatory financial data and on current advances outstanding.

Other investments, totaling $3.9 million and $3.7 million as of December 31, 2004 and 2003, are comprised of limited partnership interests owned by the Company in affordable housing projects for lower income tenants. Investments in such projects enable the Company to obtain CRA credit and federal and state income tax credits, as previously discussed in “Provision for Income Taxes.” In addition, the Company invested $10.0 million in BOLI in December 2003, to enhance profitability through offsetting employee benefit costs. BOLI is an insurance policy with a single premium paid at policy commencement. Its initial cash surrender value is equivalent to the premium paid, and the value grows through non-taxable increases in its cash surrender value through interest earned on the policy, net of the cost of insurance plus any death benefits ultimately received by the Company. The cash surrender value of BOLI as of December 31, 2004 and 2003 was $10.4 million and $10.0 million, respectively.

Cash on hand and balances due from correspondent banks represent the largest component of the Company’s non-earning assets. At December 31, 2004, cash on hand and balances due from correspondent banks represented 5% of total assets as compared with 7% in previous year. The Company recorded $203,000 and $124,000 fee income as a result of participation in ATM Funding Program in 2004 and 2003, respectively. The outstanding balance of cash and due from banks was $63.6 million and $76.9 million as of December 31, 2004 and 2003, respectively. The ratio of average cash and due from banks to average total assets remained at around 5% for the years ended December 31, 2004 and 2003, respectively. Even though BOLI, the investment in the ATM funding program, and the investment in affordable housing partnerships all enhance profitability, none of them is classified as an interest-earning asset. The Company maintained balances at correspondent banks to cover daily in-clearings and other activities. The average reserve balance requirements were approximately $5.9 million and $2.7 million as of December 31, 2004 and 2003, respectively, most of which were covered by cash on hand and vault cash held, so no additional balances were maintained with Federal Reserve Bank for this purpose.

A significant component of non-earning assets is Premises and Equipment, which is stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related leases, or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense was $1.4 million in 2004 as compared to $1.3 million in 2003. The net book value of the Company’s premises and equipment totaled $11.7 million at December 31, 2004, an increase of $632,000 compared to $11.1 million at December 31, 2003. This increase was mainly due to the opening of the Valley branch and the relocation of the Inland office.

All other assets decreased by $1.9 million to $4.0 million as of December 31, 2004 compared to $5.9 million at December 31, 2003. The decrease principally reflects the fair value of the interest rate swaps in the amounts of $1.8 million.

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

The Company offers a wide variety of retail deposit account products to both consumer and commercial deposit customers. Time deposits, which are the Company’s highest cost deposits, consisting primarily of retail fixed-rate certificates of deposit, comprised 46% and 44% of the deposit portfolio at December 31, 2004 and 2003, respectively. The ratio of noninterest-bearing deposits to total deposits was 30% and 31% for the years ended December 31, 2004, and 2003, respectively. All other deposits, which include interest-bearing checking accounts (NOW), savings and money market accounts, accounted for the remaining 24% and 25% of the deposit portfolio at December 31, 2004 and 2003, respectively. The deposit composition remained almost unchanged in 2004. Demand deposit, money market and NOW, savings, time deposit less than $100,000 and time deposits more than $100,000 as a percentage of total deposits was 30%, 18%, 6%, 7% and 39% at December 31, 2004, respectively, as compared to 31%, 17%, 7%, 9% and 36%, respectively at December 31, 2003.

Deposits totaled $1.2 billion at December 31, 2004 as compared to $867.9 million as of December 31, 2003 reflecting an increase of $297.7 million or 34% for the twelve months of 2004. This increase in deposits reflected growth across all deposit categories. These increases were largely attributable to $20 million of new broker deposits and increased contributions from new branches, which opened in 2001 thru 2003, and $12.9 million in deposits assumed as part of the Chicago branch purchase in April 2004.

The Company can deter, to some extent, using wholesale funding sources, the rate hunting customers who demand high rate CDs because of local market competition. In 2003, the Company replaced some high cost deposits with lower cost deposits generated by branches and low cost deposits from the State of California. Total brokered CDs were $20.0 million and $13.6 million as of December 31, 2004 and 2003, respectively, with the remaining maturities of one month and ranging from six to eleven months, respectively.

The Company maintained a time certificate of deposit from the State of California, which amounted to $60.0 million as of December 31, 2004, and 2003. The deposit has been renewed every 3 to 6 months. The cost of the deposit was 1.31% and 1.06% as of December 31, 2004 and 2003, respectively.

Time deposits of $100,000 or more totaled $452.4 million and $306.2 million, accounting for 39% and 35%, respectively of the deposit portfolio at December 31, 2004 and 2003, respectively. These accounts, consisting primarily of consumer deposits and a deposit from the State of California, had a weighted average interest rate of 1.99% and 2.15% at December 31, 2004 and 2003, respectively. The following table provides the remaining maturities of the Company’s time deposits in denominations of $100,000 or greater as of December 31, 2004 and 2003:

Maturity of Time Deposits of $100,000 or more

(Dollars in thousands)	December 31, 2004	December 31, 2003
Three months or less	$255,816	$184,439
Over three months through six months	$129,382	$77,390
Over six months through twelve months	$64,661	$41,555
Over twelve months	$2,500	$2,826

Total	$452,359	$306,210

The Company’s average deposit cost decreased to 1.37% during 2004 from 1.41% in 2003. This decrease in spite of market rate hikes was due to a lag in the repricing at the lesser degree of interest rates of the Company’s substantial portfolio of time deposits.

Information concerning the average balance and average rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield table in the previous section entitled “Results of Operations—Net Interest Margin”.

Other Borrowed Funds

The Company borrows funds from the Federal Home Loan Bank and from the Treasury, Tax, and Loan Investment Program, which is administered by the Federal Reserve Bank. Borrowed funds totaled to $44.8 million at December 31, 2004 as compared to $50.7 million at December 31, 2003. Interest expense on total borrowed funds was $489,000 in 2004 and $491,000 in 2003, reflecting average interest rates of 2.65% and 3.20%, respectively.

The U.S. economy is currently in a low interest rate environment, and Management sees some merit in wholesale funding sources, to extend liability durations at reasonable costs, utilizing mostly short-term Federal Home Loan Bank advances. As of December 31, 2004, the Company borrowed $42.4 million as compared to $50.3 million in 2003 from the Federal Home Loan Bank of San Francisco with note terms from 1 year to 15 years. $35.0 million or 83% of current FHLB advances are short-term. Notes of 10-year and 15-year terms are amortizing at the predetermined schedules over the life of the notes. The Company has pledged residential, multifamily and commercial loans secured by first trust deeds with a total carrying value of $618,110,000 at December 31, 2004 and $91,000,000 at December 31, 2003. During the 2004, the Company started to participate in new Blanket Lien Program with FHLB in order to better utilize its borrowing capacity and use of its collateral. Under this program, the Company increased its collateral in order to increase its borrowing capacity as well as create a new liquidity source for the future use. Total interest expense on the notes was $474,000 and $480,000 for the years ended December 31, 2004 and December 31, 2003, reflecting average interest rates of 3.34% and 3.34% respectively.

Borrowings obtained from the Treasury, Tax, and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2,200,000. The Company has pledged U.S. government agencies and U.S. Government sponsored agencies and/or mortgage-backed securities with a total carrying value of $2,867,000 held to maturity securities at December 31, 2004, as collateral to participate in the program. The total borrowed amount under the program, outstanding at December 31, 2004 was $2,200,000. No balance was outstanding at December 31, 2003. Interest expense on the notes was $14,300 and $10,600 for the years ended December 31, 2004 and 2003, respectively, reflecting average interest rates of 1.15% and 0.93% respectively. In addition, the Company had customer deposits for tax payment amounting to $268,000 and $322,000 at December 31, 2004 and 2003, respectively.

In addition, the issuance of long-term subordinated debenture at the end of 2003 of $18.6 million in “pass-through” trust preferred securities created another source of funding. (see Note 11 to the Financial Statements Item 8 herein)

Contractual Obligations

The following table presents, as of December 31, 2004, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
	(Dollars in Thousands)
Debt obligations	$37,468	$4,000	$—	$21,943	$63,411
Deposits	1,127,597	30,793	7,146	—	1,165,536
Operating lease obligations	—	3,947	1,372	2,341	7,660

Total contractual obligations	$1,165,065	$38,740	$8,518	$24,284	$1,236,607

Commitments, Guarantees and Contingencies

The Company may also have liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of significant contractual arrangements under which the Company may be held contingently liable, including guarantee arrangements, is included in Note 13—“Commitments and Contingencies” and Note 17—“Financial Instruments with Off-Balance Sheet Risk” to the Consolidated Financial Statements (Item 8 herein).

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

Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. The Company actively monitors its assets and liabilities to mitigate risks associated with interest rate movements. In general, the Management’s strategy is to match asset and liability balances within maturity categories to limit the Company’s exposure to earnings fluctuations and variations in the value of assets and liabilities as interest rates change over time. The Company’s strategy for asset and liability management is formulated and monitored by the Company’s Asset/Liability Board Committee (the “Board Committee). This Board Committee is composed of four non-employee directors and the President. The Board Committee meets quarterly to review and adopt recommendations of the Asset/Liability Management Committee.

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

In order to monitor and manage interest rate risk, Management utilizes quarterly gap analysis and quarterly simulation modeling as a tool to determine the sensitivity of net interest income and economic value sensitivity of the statements of financial condition. These techniques are complementary and both are used to provide a more accurate measurement of interest rate risk. The Company also uses interest rate swaps to hedge the interest rate risk of specifically identified variable rate loans (see “Derivatives”).

Gap analysis measures the repricing mismatches between assets and liabilities. The interest rate sensitivity gap is determined by subtracting the amount of liabilities from the amount of assets that reprice during a particular time interval. A liability sensitive position results when more liabilities than assets reprice or mature within a given period. Conversely, an asset sensitive position results when more assets than liabilities reprice within a given period. As of December 31, 2004, the Company was asset sensitive with a positive one-year gap of $212.7 million or 15.9% of total assets and 17.1% of earning assets. As the Company’s assets tend to reprice more frequently than its liabilities over a one-year horizon, the Company will realize higher net interest income in a rising rate environment and lower net interest income in a falling rate environment.

The following table sets forth the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2004 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis

	As of December 31, 2004
	Amounts Subject to Repricing Within
	0-3 Months	3-12 Months	1-5 Years	After 5 Years	Non Sensitive	Total
	(Dollars in thousands)
Assets
Cash	$—	$—	$—	$—	$63,564	$63,564
Federal fund sold	35,915	—	—	—	—	35,915
Money market funds and interest-bearing deposits in other banks	3,663					3,663
Investment securities	51,438	52,761	61,956	2,268	—	168,423
FHLB and other equity bank stock	3,905	—	—	—	—	3,905
Loans	931,047	41,675	45,228	3,409		1,021,359
Loan loss reserve	—	—	—	—	(11,227)	(11,227)
Cash surrender value of life insurance	—	—	—	10,430	—	10,430
Other assets	—	—	—	—	42,082	42,082

Total assets	$1,025,968	$94,436	$107,184	$16,107	$94,419	$1,338,114

Liabilities
Deposits:
Demand deposit	173,598	—	173,597	—	—	347,195
Interest-bearing:
Savings deposits	—	—	59,001	14,750	—	73,751
Time deposits of $100,000 or more	257,310	192,558	2,415	—	—	452,283
Other time deposit	39,152	40,633	1,686	—	—	81,471
Money market and NOW accounts	83,211	—	102,100	25,525	—	210,836
Accrued interest payable	—	—	—	—	3,681	3,681
Acceptances outstanding	—	—	—	—	8,505	8,505
Other borrowed funds	37,536	142	5,270	1,906	—	44,854
Long-term subordinated debenture	18,557					18,557
Other liabilities	—	—	—	—	6,261	6,261

Total liabilities	$609,364	$233,333	$344,069	$42,181	$18,447	$1,247,394

Shareholders’ equity	—	—	—	—	90,720	90,720

Total liabilities & shareholders’ equity	$609,364	$233,333	$344,069	$42,181	$109,167	$1,338,114

Interest rate swap (notional)	(85,000)	20,000	65,000
Period repricing gap	331,604	(118,897)	(171,885)	(26,074)
Cumulative repricing gap	331,604	212,707	40,822	14,748
as % of total assets	24.77%	15.89%	3.05%	1.10
as % of earning assets	26.66%	17.10%	3.28%	1.19

Although the interest rate sensitivity gap analysis is a useful measurement tool and contributes to effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the Asset/Liability Management Committee also uses simulation modeling on a quarterly basis as a tool to measure the sensitivity of earnings (“NII”) and EVE economic value of equity (“EVE”) to interest rate changes. EVE is defined as the net present value of an institution’s existing assets, minus the present value of liabilities and off-balance sheet instruments. The simulation model captures all assets, liabilities, and off-balance sheet financial instruments, such as the interest rate swaps, and other significant variables considered to be affected by interest rates. These other significant variables include prepayment speeds on mortgage-backed securities, cash flows on loans and deposits, principal amortization, call options on investment securities purchased, statements of financial condition growth assumptions, and changes in interest rate relationships as various rate indices react differently to market rates. The simulation measures the volatility of net interest income and EVE under immediate rising or falling market rate scenarios in 100-basis-point increments up to 300 basis points.

The following table sets forth, as of December 31, 2004, the estimated impact of changes on the Company’s net interest income over a twelve-month period and EVE, assuming a parallel shift of 100 to 300 basis points in both directions.

Change (In Basis Points)	Net Interest Income (Next twelve months)	% Change	Net Portfolio Value (EVE)	% Change
(Dollars in thousands)
+300	$68,851	18.91%	$82,083	-10.43%
+200	$63,640	9.91%	$85,373	-6.84%
+100	$60,572	4.61%	$88,670	-3.24%
Level	$57,901	0.00%	$91,641	0.00%
-100	$54,799	-5.36%	$93,871	2.43%
-200	$50,517	-12.75%	$94,890	3.55%
-300	$44,894	-22.47%	$95,742	4.48%

As previously indicated, net income increases (decreases) as market interest rates rise (fall), since the Company is asset sensitive. The EVE decreases (increases), as the rate rises (falls), since the EVE has a negative convexity (reverse relationship) with the discount rate. As above table indicates, 300 basis points drop in rates impacts net interest income by $13.0 million or 22% decrease, whereas rate increase of 300 basis points impacts net interest income by only $10.9 million or 19% increase. Since average cost on interest-bearing liabilities was 2.04% at December 31,2004, the effect of 300 basis points drop in rates on interest-bearing liabilities is protected even without a floor, but there may be almost full 300 basis points drop in the yield of interest-earning assets.

All interest-earning assets and interest-bearing liabilities and related derivative contracts are included in the rate sensitivity analysis at December 31, 2004. At December 31, 2004, the Company’s estimated changes in net interest income and EVE was within the ranges established by the Board of Directors.

The primary analytical tool used by the Company to gauge interest rate sensitivity is a simulation model used by many community banks, which is based upon the actual maturity and repricing characteristics of interest-rate-sensitive assets and liabilities. The model attempts to forecast changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. As an enhancement to the primary simulation model, other factors are incorporated into the model, including prepayment assumptions and market rates of interest provided by independent broker/dealer quotations, an independent pricing model, and other available public information. The model also factors in projections of anticipated activity levels of the Company product lines. Management believes that the assumptions it uses to evaluate the vulnerability of the Company’s operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company’s assets and liabilities and the estimated effects of changes in interest rates on the Company’s net interest income and EVE could vary substantially if different assumptions were used or if actual experience were to differ from the historical experience on which they are based.

Derivatives

The Company’s historical strategies in protecting both net interest income and the economic value of equity from significant movements in interest rates have involved using various methods of assessing existing and future interest rate risk exposure and diversifying and restructuring its investment portfolio accordingly. The Company may use off-balance sheet instruments, such as interest rate swaps, as part of its overall goal of minimizing the impact of interest rate fluctuations on the Company’s net interest margin and its shareholders’ equity. In late 2001 and during 2002, the Company entered into four interest rate swaps for total notional amount of $110 million to hedge the interest rate risk associated with the cash flows of specifically identified variable-rate loans. One interest rate swap was terminated partially in the notional amount of $25 million, from the original contract entered in October 2001 with a notional value of $45 million, and replaced during August 2002 at the same notional amount, but with a 3 year extended maturity to August 2006 and with a fixed rate of 6.25%. The Company recorded a deferred gain of $201,000 from the termination of the partial notional value of a swap, and recognized the gain over the remaining term of the interest rate swap agreement which terminated in October 2003 as a yield adjustment of the underlying loans. The remaining notional amount of the $20 million swap from the original $45 million matured on October 2003. To replace a maturing interest rate swap with a notional value of $20 million on October 30, 2003, the Company entered into a new interest rate swap receiving a fixed rate stream of 6.25% and paying prime with a 4-year term.

The following table provides information as of December 31, 2004, on Company’s outstanding derivatives:

Description	Notional Value	Period	Fixed Receiving Rate	Floating Paying Rate
(Dollars in thousands)
Interest Rate Swap I	$20,000	05/02-05/05	6.89%	WSJ Prime	*
Interest Rate Swap II	$25,000	08/02-08/06	6.25%	WSJ Prime	*
Interest Rate Swap III	$20,000	12/02-12/05	5.51%	WSJ Prime	*
Interest Rate Swap IV	$20,000	08/03-08/07	6.25%	WSJ Prime	*

Net interest income of $1,336,000 and $1,946,000 were recorded for the years ended December 31, 2004, and 2003, respectively. At December 31, 2004, the fair value of the interest rate swaps was at a favorable position of $77,000, which was included in other assets as compared to favorable position of $1,113,000 net of tax of $808,000 and was included in accumulated other comprehensive income at December 31, 2003. The Company’s policies also permit the purchase of rate caps and floors, although the Company has not yet engaged in these activities.

The Company’s interest rate swaps did not qualify for hedge accounting treatment for the fourth quarter of 2004, due to a failure to implement certain required procedures and effectiveness tests under SFAS No. 133, DIG Issue No. G25 by the prescribed October 1, 2004 deadline. As a result, the Company was required to record a loss on its income statement in the amount of $480,000, representing the unrealized loss on the swaps for the fourth quarter, which was partially offset by the gain on interest rate swap settlements received of $272,000, resulting in a net loss on the interest rate swaps of $208,000 for the fourth quarter, all reflected in non-interest expense. Had the Company qualified for hedge accounting, the $480,000 unrealized loss for the quarter would have been reflected in OCI, and the swap settlements received of $272,000 would have increased interest income. (See “Item 9A, Controls and Procedures.”)

Liquidity

Liquidity is the Company’s ability to maintain sufficient cash flow to meet deposit withdrawals and loan demands and to take advantage of investment opportunities as they arise. The Company’s principal sources of liquidity have been growth in deposits, proceeds from the maturity of securities, and repayments from loans. To supplement its primary sources of liquidity, the Company maintains contingent funding sources, which include a borrowing capacity of up to 25% of total assets upon providing collateral with the Federal Home Loan Bank of

(*)	At December 31, 2004, the Wall Street Journal published Prime Rate was 5.25 percent.

San Francisco, access to the discount window of the Federal Reserve Bank of San Francisco, a deposit facility with the California State Treasurers office up to 50% of total equity with collateral pledging, and unsecured Fed funds lines with correspondent banks.

As of December 31, 2004, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities was 22%. Total available liquidity as of that date was $265.4 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available for sale securities. It is the Company’s policy to maintain a minimum liquidity ratio of at least 15%. The Company’s net non-core fund dependence ratio was 38% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $40 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The net non-core fund dependence ratio was 32% with the assumption of $40 million as stable and core fund sources and certain portion of MMDA as volatile. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by the long-term assets.

Capital Resources

Shareholders’ equity as of December 31, 2004 was $90.7 million, compared to $78.3 million as of December 31, 2003. The primary sources of increases in capital have been retained earnings and proceeds and tax benefits from the exercise of employee and/or director stock options. The Company did, however, issue $18 million in Trust Preferred Securities in 2003 through its wholly owned subsidiary, Center Capital Trust I. On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 17.0% of the Company’s Tier I capital. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale and appreciation of fair value of interest rate swaps for hedging of certain prime rate based loans. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company is financially sound and able to support its growth from its retained earnings. Until October 2003, the Company had been reinvesting all of its earnings into its capital in order to support the Company’s continuous growth, and paid only stock rather than cash dividends. Beginning in October 2003 Center Financial commenced a new dividend policy of paying quarterly cash dividends to its shareholders. In accordance with this policy, the Company continued to pay quarterly cash dividend of 4 cents per share during 2004, for a total of $3.2 million. The Company plans to continue to pay quarterly cash dividends in the future, provided that such dividends allow the Company to continue to meet regulatory capital requirements and are not overly restrictive to its growth capacity. However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividend.

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose Tier I risk based capital ratio, total risk based capital ratio and leverage ratio meet or exceed 6%, 10%, and 5%, respectively, are deemed to be “well-capitalized.” As of December 31, 2004, all of the Company’s capital ratios were above the minimum regulatory requirements for a “well-capitalized” institution.

The following table compares the Company’s and the Bank’s actual capital ratios at December 31, 2004 and 2003, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Risk Based Ratios
2004
Total Capital (to Risk-Weighted Assets)	10.59%	10.51%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	9.57%	9.49%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	9.09%	9.04%	4.00%	5.00%

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Risk Based Ratios
2003
Total Capital (to Risk-Weighted Assets)	12.67%	12.62%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	11.56%	11.50%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	10.69%	10.63%	4.00%	5.00%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The fo llowing financial statements and independent auditors’ reports are included herein:

RE PORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Center Financial Corporation

Los Angeles, California

We have audited the accompanying consolidated statements of financial condition of Center Financial Corporation (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Center Financial Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 30, 2005

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2004 AND 2003

	12/31/2004	12/31/2003
	(Dollars in thousands)
ASSETS
Cash and due from banks	$63,564	$76,926
Federal funds sold	35,915	41,635
Money market funds and interest-bearing deposits in other banks	3,663	22,400

Cash and cash equivalents	103,142	140,961
Securities available for sale, at fair value	157,027	110,126
Securities held to maturity, at amortized cost (fair value of $11,553 as of December 31, 2004 and $15,656 as of December 31, 2003)	11,396	15,390
Federal Home Loan Bank and other equity stock, at cost	3,905	2,578
Loans, net of allowance for loan losses of $11,227 as of December 31, 2004 and $8,804 as of December 31, 2003	995,950	692,154
Loans held for sale, at the lower of cost or market	14,523	24,854
Premises and equipment, net	11,695	11,063
Customers’ liability on acceptances	8,505	4,492
Accrued interest receivable	4,894	3,085
Deferred income taxes, net	7,108	3,033
Investments in affordable housing partnerships	3,857	3,665
Cash surrender value of life insurance	10,430	10,034
Goodwill	1,253	—
Intangible assets	426	—
Other assets	4,003	5,931

TOTAL	$1,338,114	$1,027,366

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$347,195	$268,534
Interest-bearing	818,341	599,331

Total deposits	1,165,536	867,865
Acceptances outstanding	8,505	4,492
Accrued interest payable	3,681	2,431
Other borrowed funds	44,854	50,671
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	6,261	5,089

Total liabilities	1,247,394	949,105
Commitments and Contingencies (Note 13)
Shareholders’ Equity
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,283,496 as of December 31, 2004 and 16,048,520* as of December 31, 2003	64,785	63,438
Retained earnings	25,967	14,186
Accumulated other comprehensive income (loss), net of tax	(32)	637

Total shareholders’ equity	90,720	78,261

TOTAL	$1,338,114	$1,027,366

*	As adjusted to reflect the two-for-one stock split paid on March 2, 2004.

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
	(Dollars in thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$53,748	$38,271	$30,711
Interest on federal funds sold	662	363	431
Interest on taxable investment securities	3,589	3,955	4,985
Interest on tax-advantaged investment securities	559	730	843
Dividends on equity stock	145	41	25
Money market funds and interest-earning deposits	142	298	512

Total interest and dividend income	58,845	43,658	37,507

INTEREST EXPENSE:
Interest on deposits	14,120	11,148	10,827
Interest on borrowed funds	489	491	217
Interest on long-term subordinated debenture	772	4	—

Total Interest expense	15,381	11,643	11,044

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	43,464	32,015	26,463
PROVISION FOR LOAN LOSSES	3,250	2,000	2,100

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	40,214	30,015	24,363

NONINTEREST INCOME:
Customer service fees	8,569	7,164	6,147
Fee income from trade finance transactions	3,596	2,689	2,819
Wire transfer fees	829	698	606
Gain on sale of loans	4,616	2,681	1,300
Net (loss) gain on sale of securities available for sale	(15)	330	171
Gain on sale of premises and equipment	—	—	738
Loan service fees	1,397	1,296	945
Other income	1,566	1,694	1,062

Total noninterest income	20,558	16,552	13,788

NONINTEREST EXPENSE:
Salaries and employee benefits	16,361	13,458	12,294
Occupancy	2,477	1,998	1,739
Furniture, fixtures, and equipment	1,385	1,321	1,050
Net other real estate owned (income) expense	—	—	(98)
Data processing	2,038	1,613	1,650
Professional service fees	3,612	2,204	1,375
Business promotion and advertising	2,543	1,795	1,553
Stationery and supplies	550	586	420
Telecommunications	517	462	455
Postage and courier service	621	545	485
Security service	695	573	576
Impairment loss of securities available for sale	2,263	880	—
Loss on interest rate swaps	208	—	—
Other operating expenses	3,526	2,784	1,846

Total noninterest expense	36,796	28,219	23,345

INCOME BEFORE INCOME TAX PROVISION	23,976	18,348	14,806
INCOME TAX PROVISION	8,962	6,696	5,459

NET INCOME	$15,014	$11,652	$9,347

EARNINGS PER SHARE:*
Basic	$0.93	$0.74	$0.63

Diluted	$0.91	$0.72	$0.61

*	As adjusted to reflect the two-for-one stock split paid on March 2, 2004

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount	Retained Earnings
	(Dollars and Share Numbers in thousands)
BALANCE, JANUARY 1, 2002	12,208	$41,284	$10,098	$8	$51,390
Comprehensive income
Net income			9,347		9,347
Other comprehensive income
Change in unrealized gain (loss), net of tax expense (benefit) of $93 and ($80) on:
Securities available for sale				657
Interest rate swap				1,006	1,663

Comprehensive income					11,010

Stock options exercised	692	1,730			1,730
Tax benefit from stock options exercised		1,077			1,077
Stock dividend	1,346	7,740	(7,740)
Cash paid for fractional shares	—	—	(1)	—	(1)

BALANCE, DECEMBER 31, 2002	14,246	51,831	11,704	1,671	65,206
Comprehensive income
Net income			11,652		11,652
Other comprehensive income
Change in unrealized gain, net of tax expense of $476 and $730 on:
Securities available for sale				(1,253)
Interest rate swap				219	(1,034)

Comprehensive income					10,618

Stock options exercised	652	1,836			1,836
Tax benefit from stock options exercised		1,245			1,245
Stock dividend	1,150	8,526	(8,526)
Cash dividend ($0.08 per share)			(641)		(641)
Cash paid for fractional shares	—	—	(3)	—	(3)

BALANCE, DECEMBER 31, 2003	16,048	63,438	14,186	637	78,261
Comprehensive income
Net income			15,014		15,014
Other comprehensive income
Change in unrealized gain, net of tax expense (benefit) of $88 and $(573) on:
Securities available for sale				121
Interest rate swap				(790)	(669)

Comprehensive income					14,345

Stock options exercised	235	933			933
Tax benefit from stock options exercised and acceleration of stock options		414			414
Cash dividend ($0.20 per share)	—	—	(3,233)	—	(3,233)

BALANCE, DECEMBER 31, 2004	16,283	$64,785	$25,967	$(32)	$90,720

(Continued)

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
	(Dollars in thousands)
Disclosures of reclassification amounts for the years ended December 31:
Unrealized (loss) gain on securities available for sale:
Unrealized holding (loss) gain arising during period, net of tax (benefit) expense of $(870) in 2004, $(1,140) in 2003, and $548 in 2002	$(1,199)	$(1,571)	$756
Less reclassification adjustments for gain included in net income, net of tax expense of $958 in 2004, $231 in 2003 and $72 in 2002	1,320	318	(99)

Net change in unrealized (loss) gain on securities available for sale, net of tax expense (benefit) expense of $88 in 2004, $(909) in 2003, and $476 in 2002	121	(1,253)	657
Unrealized gain (loss) on interest rate swap:
Unrealized holding gain arising during period, net of tax (benefit) expense of $(775) in 2004, $226 in 2003 and $753 in 2002	(1,068)	312	1,037
Less reclassification adjustments for loss (gain) included in net income, net of tax expense (benefit) of $202 in 2004, $68 in 2003 and $23 in 2002	278	(93)	(31)

Net change in unrealized gain (loss) on interest rate swap, net of tax expense (benefit) expense of $(573) in 2004, $158 in 2003 and $730 in 2002	(790)	219	1,006

Change in unrealized (loss) gain on securities available for sale and interest rate swap, net of tax	$(669)	$(1,034)	$1,663

(Concluded)

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,014	$11,652	$9,347
Adjustments to reconcile net income to net cash provided by operating activities:
Acceleration of stock options	(289)	—	—
Depreciation and amortization	1,366	1,295	1,109
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	601	1,204	807
Provision for loan losses	3,250	2,000	2,100
Impairment of securities available for sale	2,263	880	—
Net loss (gain) on sale of premises and equipment	100	61	(738)
Net loss (gain) on sale of securities available for sale	15	(330)	(171)
Originations of SBA loans held for sale	(18,609)	(12,641)	(16,210)
Gain on sale of loans	(4,616)	(2,681)	(1,300)
Proceeds from sale of loans	86,849	56,598	27,099
Net gain on sale of other real estate owned	—	—	(85)
Deferred tax (benefit) provision	(3,589)	(1,459)	(408)
Federal Home Loan Bank stock dividend	(111)	(37)	(121)
(Increase) decrease in accrued interest receivable	(1,788)	150	(519)
Net increase in cash surrender value of life insurance policy	(396)	—	—
Decrease (increase) in other assets and servicing assets	612	(843)	(1,073)
Increase (decrease) in accrued interest payable	1,211	(145)	(738)
Increase in accrued expenses and other liabilities	566	4,334	1,442

Net cash provided by operating activities	67,435	60,038	20,541

CASH FLOW FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing deposits in other banks	—	—	200
Purchase of securities available for sale	(88,883)	(41,762)	(98,956)
Proceeds from principal repayment, matured, or called securities available for sale	34,740	58,376	48,970
Proceeds from sale of securities available for sale	4,629	10,330	4,015
Purchase of securities held to maturity	—	(9,173)	(829)
Proceeds from matured, called or principal repayment on securities held to maturity	3,939	9,537	2
Purchase of Federal Home Loan Bank and other equity stock	(1,216)	(1,724)	(534)
Net increase in loans	(353,131)	(240,365)	(161,197)
Proceeds from recoveries of loans previously charged-off	803	1,298	817
Purchases of premises and equipment	(2,092)	(2,431)	(4,763)
Proceeds from disposal of equipment	—	—	3,325
Proceeds from sale of other real estate owned	—	—	278
Cash acquired from purchase of Chicago branch	3,848
Net increase in investments in affordable housing partnerships	(192)	(683)	(303)
Purchase of bank-owned life insurance	—	(10,000)	—

Net cash used in investing activities	(397,555)	(226,597)	(208,975)

(Continued)

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
	(Dollars in thousands)
CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits	$284,754	$140,845	$201,650
Net (decrease) increase in other borrowed funds	(5,817)	33,106	17,241
Proceeds from issuance of long-term subordinated debentures	—	18,000	—
Proceeds from stock options exercised	933	1,836	1,730
Payment of cash dividend	(2,583)	(641)	—
Stock dividend paid in cash for fractional shares	—	(3)	(1)

Net cash provided by financing activities	277,287	193,143	220,620

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,819)	26,584	32,186
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$140,961	$114,377	$82,191

CASH AND CASH EQUIVALENTS, END OF YEAR	$103,142	$140,961	$114,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$14,132	$11,788	$11,782
Income taxes paid	$13,037	$6,682	$6,232
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans made to facilitate the sale of other real estate owned	$—	$—	$480
Transfer of retained earnings to common stock for stock dividend	$—	$8,526	$7,740
Transfer of retained earnings to common stock for cash dividend accrual	$650	$—	$—
Purchase of Chicago Branch
Fair value of assets acquired	$12,363	$—	$—
Fair value of liabilities assumed	$13,616	$—	$—
Purchase price of acquisition	$—	$—	$—
Goodwill created	$1,253	$—	$—

(Concluded)

See accompanying notes to consolidated financial statements.

CE NTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE BUSINESS OF CENTER FINANCIAL CORPORATION

Center Financial Corporation (“Center Financial”) was incorporated on April 19, 2000 and acquired all of the issued and outstanding shares of Center Bank (the “Bank”) in October 2002. Currently, Center Financial’s direct subsidiaries include the Bank and Center Capital Trust I. Center Financial exists primarily for the purpose of holding the stock of the Bank and of other subsidiaries. Center Financial, the Bank, and the subsidiary of the Bank (“CB Capital Trust”) discussed below, are collectively referred to herein as the “Company.”

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters is located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank is a community bank providing comprehensive financial services for small to medium sized business owners, mostly in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is the greater Los Angeles metropolitan area, including Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has fifteen full-service branch offices located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all 14 branches as de novo branches. On April 26, 2004, the Company completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch, the Bank’s first out-of-state branch, which will focus on the Korean-American niche market in Chicago. The Company assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Company opened its fifteenth branch in San Fernando Valley, California on December 20, 2004. The Bank also operates nine Loan Production Offices (“LPOs”) in Phoenix, Seattle, Denver, Washington D.C., Las Vegas, Atlanta, Honolulu, Houston and Dallas. During the third quarter of 2004, the Company opened LPOs in Atlanta and Honolulu. New LPOs in Houston and Dallas started operation in late October 2004.

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is required to maintain minimum reserve balances in cash with the Federal Reserve Bank. The average reserve balance requirement was approximately $5,920,000 and $2,659,000 during 2004 and 2003, respectively.

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal Home Loan Bank and Other Equity Stock

As a member of the Federal Home Loan Bank (“FHLB”) of San Francisco, the Company is required to own common stock in the FHLB based upon the Company’s balance of residential mortgage loans, mortgage-backed securities, and outstanding advances. The Company’s investment in FHLB stock totaled $3,845,000 and $2,518,000 as of December 31, 2004 and 2003, respectively. In addition, the Company invested $60,000 in Pacific Coast Bankers’ Bank stock at December 31, 2004 and 2003. The instruments are carried at cost in the statements of financial condition.

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

Servicing assets are recognized when loans are sold with servicing retained. The servicing asset is included in other assets in the accompanying consolidated statements of financial condition and is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, using a discount rate of the related note rate plus 2 percent. The servicing asset is amortized in proportion to and over the period of estimated servicing income. Management periodically evaluates the servicing asset for impairment, which is the carrying amount of the servicing asset in excess of the related fair value. The fair value of servicing assets is determined using a weighted average discount rate of 7.94 percent and prepayment speed of 16.6 percent at December 31, 2004. Impairment, if it occurs, is recognized in a valuation allowance in the period of impairment.

Allowance for Loan Losses

Loan losses are charged, and recoveries are credited to the allowance account. Additions to the allowance account are charged to the provision for loan losses. The allowance for loan losses is maintained at a level considered adequate by management to absorb probable losses in the loan portfolio. The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the loan portfolio, consideration of historical loan loss experience, current economic conditions, and changes in the composition of the loan portfolio, analysis of collateral values, and other pertinent factors. While management uses available information to recognize possible losses on loans, future additions to the allowance may be

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additional allowance based on their judgments about information available to them at the time of their examination.

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

Long Term Subordinated Debenture

The Company established Center Capital Trust I in December 2003 (the “Trust”) as a statutory business trust, which is a wholly owned subsidiary of the Company. In the private placement transaction, the Trust issued

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$18 million of floating rate (3-month LIBOR plus 2.85%) capital securities representing undivided preferred beneficial interests in the assets of the Trust. The Trust also issued common securities to Center Financial $557,000 to purchase additional subordinated debentures. The Company is the owner of all the beneficial interests represented by the common securities of the Trust. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I Capital for regulatory purposes. Effective December 31, 2003, as a consequence of adopting the provisions of FIN No. 46, the Trust is no longer being consolidated into the accounts of the Company. Long term subordinated debt of $18,557,000 represents liabilities of the Company to the Trust.

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

SFAS No. 133, Implementation Issue No. G25, was issued in August 2004 and was effective as of October 1, 2004. However, the Company failed to implement certain required procedures and effectiveness tests as of the October 1, 2004 deadline. As a result, the Company’s interest rate swaps did not qualify for hedge accounting treatment under SFAS No. 133, DIG Issue No. G25 for the fourth quarter of 2004, and the Company was required to record a loss on its income statement in the amount of $480,000, representing the unrealized loss on

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the swaps for the fourth quarter, which was partially offset by the gain on interest rate swap settlements received of $272,000, resulting in a net loss on the interest rate swaps of $208,000 for the fourth quarter, all reflected in non-interest expense. Had the Company qualified for hedge accounting, the $480,000 unrealized loss for the quarter would have been reflected in OCI, and the swap settlements received of $272,000 would have increased interest income. (See “Item 9A, Controls and Procedures.”)

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

	For the Years Ended December 31,
	2004	2003	2002
Net income, as reported	$15,014	$11,652	$9,347
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(310)	(271)	(203)

Proforma net income	$14,704	$11,381	$9,144

Earning per share:
Basic—as reported	$0.93	$0.74	$0.63
Basic—pro forma	$0.91	$0.73	$0.61
Diluted—as reported	$0.91	$0.72	$0.61
Diluted—pro forma	$0.89	$0.70	$0.60

Earnings per Share

Basic earnings per share (“EPS”) exclude dilution and are computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Split

On January 28, 2004, the Company’s Board of Directors approved a two-for-one stock split. All share and per share amounts included in the accompanying consolidated financial statements and footnotes have been restated to reflect the stock split.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), an interpretation of Accounting Research Bulletin No. 51. FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46R also requires disclosure about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The Company adopted this interpretation effective for the year ended December 31, 2003. Accordingly, Center Capital Trust I, which was formed in December 2003, was never consolidated and long-term subordinated debentures of $18,557,000 payable to the trust, and investment of $557,000 in Center Capital Trust I’s common stock is included in other assets and separately reported.

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

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18. The Equity Method of Accounting for Investments in Common Stock . An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. In September 2004, the FASB staff issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The Board also issued FSP EITF Issue 03-1-b, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. Adoption of this standard is not expected to have a significant impact on the Company’s stockholders’ equity.

In December 16, 2004, the FASB published Statement No. 123 (Revised 2004), Share-Based Payment. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. It replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement which requires all companies to measure and recognize the fair value of equity instrument awards granted to employees. SFAS 123(R) is effective for periods beginning after June 15, 2005 or the third quarter of fiscal 2005. This new standard is complex and will require a significant amount of work to implement. In part, the Company will have to decide the valuation methodology that will be utilized (binomial model, trinomial model, Black Scholes model, etc.), estimate the variables to be used in the option pricing model, estimate forfeitures, select a method of transition, etc. Some of these tasks can be very labor intensive. The Company has been disclosing the impact of this accounting methodology pursuant to previously accepted accounting principles, and is currently evaluating the impact of this pronouncement.

Reclassifications

Certain reclassifications were made to the prior year consolidated financial statements to conform to the current year presentation.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. INVESTMENT SECURITIES

The following is a summary of the investment securities at December 31:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
2004
Available for sale:
U.S. Treasury securities	$2,014	$19	$—	$2,033
U.S. Government agencies asset-backed securities	6	—	—	6
U.S. Government agencies and U.S. Government sponsored enterprise securities	66,535	1	(789)	65,747
U.S. Government agencies mortgage-backed and U.S. Government sponsored enterprise securities	62,294	263	(278)	62,279
U.S. Government sponsored enterprise preferred stock	10,092	46	—	10,138
Corporate trust preferred securities	11,000	28	—	11,028
Corporate debt securities	5,698	98	—	5,796

Total	$157,639	$455	$(1,067)	$157,027

Held to maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$6,197	$—	$(36)	$6,161
Municipal securities	5,199	193	—	5,392

Total	$11,396	$193	$(36)	$11,553

2003
Available for sale:
U.S. Treasury securities	$2,051	$97	$—	$2,148
U.S. Government sponsored agencies asset-backed securities	19	—	—	19
U.S. Government agencies and U.S. Government sponsored enterprise securities	45,595	76	(635)	45,036
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	33,898	259	(193)	33,964
U.S. Government sponsored enterprise preferred stock	12,680	—	(556)	12,124
Corporate trust preferred securities	11,000	—	(110)	10,890
Corporate debt securities	5,705	240	—	5,945

Total	$110,948	$672	$(1,494)	$110,126

Held to maturity:
U.S. Government and U.S. Government sponsored enterprise agency securities	$1,000	$12	$—	$1,012
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	8,458	—	(5)	8,453
Municipal securities	5,932	259	—	6,191

Total	$15,390	$271	$(5)	$15,656

Accrued interest and dividends receivable on investment securities totaled $981,000 and $679,000 at December 31, 2004 and 2003, respectively. For the years ended December 31, 2004, 2003, and 2002, proceeds

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from sales of securities available for sale amounted to $4,629,000, $10,330,000, and $4,015,000, respectively with gross realized (loss) gain of ($15,000), $330,000 and $171,000, respectively.

The amortized cost and estimated fair value of investment securities at December 31, 2004, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2035, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Also, the U.S. government sponsored enterprises, which issued preferred stock with no maturity have the right to call these obligations at par.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Within 1 year	$22,502	$22,525	$380	$393
Over 1 year through 5 years	51,745	51,051	1,234	1,291
Over 5 years through 10 years	—	—	3,585	3,708
Over 10 years	11,000	11,028	—	—

	85,247	84,604	5,199	5,392
Mortgage-backed securities	62,294	62,279	6,197	6,161
Asset-backed securities	6	6	—	—
U.S. Government sponsored enterprise preferred stocks	10,092	10,138	—	—

Total	$157,639	$157,027	$11,396	$11,553

U.S. government agencies, U.S. Government sponsored enterprise securities, U.S. Treasury, and mortgage-backed securities with a total carrying value of $75,357,000 (available for sale at fair market value of $69,161,000 and held to maturity at amortized cost of $6,196,000) and $81,541,000 (available for sale at fair market value of $81,125,000 and held to maturity at amortized cost of $416,000), respectively, were pledged to secure a deposit from the State of California, borrowing lines, and interest rate swap agreements, or were pledged for other purposes as required and permitted by law as of December 31, 2004 and December 31, 2003, respectively.

The following tables show the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and December 31, 2003.

	As of December 31, 2004
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Government and U.S. Government sponsored enterprise agencies securities	$25,455	$(76)	$27,273	$(713)	$52,728	$(789)
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	34,976	(248)	4,963	(66)	39,939	(314)

Total	$60,431	$(324)	$32,236	$(779)	$92,667	$(1,103)

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2003
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Government and U.S. Government sponsored enterprise agencies securities	$31,351	$(635)	$—	$—	$31,351	$(635)
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	14,192	(198)	—	—	14,192	(198)
	6,252	(556)	—	—	6,252	(556)
Corporate trust preferred securities	—	—	10,890	(110)	10,890	(110)

Total	$51,795	$(1,389)	$10,890	$(110)	$62,685	$(1,499)

As of December 31, 2004, the Company had total fair value of $92.7 million of securities with unrealized losses of $1.1 million as compared to total fair value of $62,685,000 and unrealized losses of $1,499,000 at December 31, 2003. The market value of securities which have been in a continuous loss position in 12 months or more totaled $32.2 million, with an unrealized loss of $779,000 compared to $10,890,000 and $110,000, respectively at December 31, 2003.

For investments in an unrealized loss position at December 31, 2004, we have the intent and ability to hold these investments until the full recovery of their carrying value. During the twelve months of 2004, as a result of an other than temporary decline in market value due to changes in interest rates, impairment charges of $2.3 million were recognized for floating rate Fannie Mae and Freddie Mac preferred stocks.

All individual securities that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2004 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long term investment grade status at December 31, 2004.

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consist of the following at December 31:

	2004	2003
	(Dollars in thousands)
Real estate:
Construction	$16,919	$18,464
Commercial	607,296	384,824
Commercial	208,995	147,368
Small Business Administration [1]	49,027	66,487
Trade finance	83,763	61,886
Consumer	58,178	49,530
Other	864	179

	1,025,042	728,738
Less: Allowance for Loan Losses	(11,227)	(8,804)
Deferred Loan Fees	(1,357)	(331)
Discount on SBA Loans Retained	(1,986)	(2,595)

Loans, net	$1,010,473	$717,008

[1]	This balance includes SBA loans held for sale of $14,523,000 and $24,854,000 at the lower of cost or market at December 31, 2004 and 2003, respectively.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004, the Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with Federal Home Loan Bank with a total carrying value of $618 million.

At December 31, 2004 and 2003, the Company serviced loans sold to unaffiliated parties in the amounts of $137,472,000 and $91,548,000, respectively. The Company has capitalized $858,000, and $970,000, of servicing assets and amortized $581,000 and $337,000, during the years ended December 31, 2004, and 2003, respectively. There was no valuation allowance for the servicing assets at December 31, 2004 and 2003. The servicing assets are included in other assets in the accompanying consolidated statements of financial condition. The servicing asset balance as of December 31, 2004 and 2003 was $1,771,000 and $1,485,000, respectively.

The following is an analysis of all loans to officers and directors of the Company and its affiliates as of December 31. All such loans were made under terms that are consistent with the Company’s normal lending policies.

	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$800	$781	$1,760
New loans or disbursements	1,454	161	34

	2,254	942	1,794
Less: repayments in year	(677)	(142)	(1,013)

Balance at end of year	$1,577	$800	$781

Available lines of credit at end of year	$229	$352	$351

No loans were guaranteed by directors of the Company at December 31, 2004.

The following is a summary of activity in the allowance for loan losses for the years ended December 31:

	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of period	$8,804	$6,760	$5,540
Provision for loan losses	3,250	2,000	2,100
Charge-offs	(1,630)	(1,254)	(1,654)
Recoveries of charge-offs	803	1,298	817
Reserve for losses on commitments to extend credit [1]	—	—	(43)

Balance at end of period	$11,227	$8,804	$6,760

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments on the Company’s loans may be adversely affected and, in turn, may result in increased delinquencies and foreclosures. In the event of foreclosures under such conditions, the value of the property acquired may be less than the appraised value when the loan was originated and may, in some instances, result in insufficient proceeds upon disposition to recover the Company’s investment in the foreclosed property. Furthermore, although most of the Company’s trade finance activities are related to trade with Asia, all of the Company’s loans are made to companies domiciled in the United States of America. The Company has historically made three types of credit extensions involving direct exposure to the Korean economy: commercial loans to U.S. affiliates/subsidiaries/branches of companies headquartered in South Korea, acceptances with Korean banks, and standby letters of credit issued by Korean banks. In certain instances, standby letters of credit issued by Korean banks support the loans made to the U.S. affiliates or branches of Korean companies, to which the Company has extended loans. In addition, the Company makes certain loans to U.S. domestic business customers in the import or export business whose operations are indirectly affected by the economies of various Pacific Rim countries. Of the total loans outstanding and unused commitments involving indirect country risk, approximately 68% at December 31, 2004 involve borrowers doing business with Korea. The percentages to other individual Pacific Rim countries are relatively small in relation to the loans involving country risk. As a result, with the exception of Korea, the Company does not believe it has significant indirect country risk exposure to any other Pacific Rim countries.

At December 31, 2004 and 2003, the Company had classified $2,616,000 and $5,211,000 of its loans as impaired with specific reserves of $398,000 and $825,000, respectively. At December 31, 2004 and 2003 loans classified as impaired without specific reserves amounted to $2,490,000 and $1,021,000, respectively. The average recorded investment in impaired loans during the years ended December 31, 2004, 2003, and 2002 was $6,520,000, $4,268,000, and $3,272,000, respectively. Interest income of $234,000, $235,000, and $351,000 was recognized on impaired loans, on a cash basis, during the years ended December 31, 2004, 2003, and 2002, respectively.

5. PREMISES AND EQUIPMENT

The following is a summary of the major components of premises and equipment as of December 31:

	2004	2003
	(Dollars in thousands)
Land	$3,333	$3,333
Building	4,587	4,559
Furniture, fixture, and equipment	6,723	5,658
Leasehold improvements	2,842	2,592
FF&E and construction in progress	780	234

	18,265	16,376
Accumulated depreciation and amortization	(6,570)	(5,313)

Premises and equipment, net	$11,695	$11,063

Depreciation and amortization expense for the years ended December 31, 2004, 2003, and 2002 amounted to $1,366,000, $1,295,000, and $1,109,000, respectively.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. OTHER REAL ESTATE OWNED

As of December 31, 2004 and 2003, no other real estate owned (“OREO”) was outstanding. For the years ended December 31, 2004, 2003, and 2002, other real estate owned (income) expense, net, comprised the following:

	2004	2003	2002
	(Dollars in thousands)
Net (gain) on sale of other real estate owned	$—	$—	$(85)
Operating (income) expenses	—	—	(13)

Other real estate owned (income) expense, net	$—	$—	$(98)

7. INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

The Company has invested in certain limited partnerships that were formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout the state of California and other states. The Company’s ownership in each limited partnership varies from under 2% to 22%. At December 31, 2004 and 2003, the investments in these limited partnerships amounted to $3,857,000 and $3,665,000, respectively. One of the six limited partnerships invested in by the Company is accounted for using the equity method of accounting, since the Company has significant influence over the partnership. For those investments in limited partnerships for which the Company does not have a significant influence, such investments are accounted for using the cost method of accounting and the annual amortization is based on the proportion of tax credits received in the current year to total estimated tax credit to be allocated to the Company. Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilizes the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest.

The approximate remaining federal and state tax credit to be utilized over a multiple-year period is $4,238,000 and $4,750,000 at December 31, 2004 and 2003, respectively. The Company’s usage of federal tax credits was $509,000, $445,000, and $285,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company also had state tax credits amounting to $8,000 in 2004. Investment amortization amounted to $492,000, $267,000, and $262,000, for the years ended December 31, 2004, 2003 and 2002.

8. DEPOSITS

Deposits consist of the following at December 31:

	2004	2003
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$347,195	$268,534
Money market accounts and NOW	210,842	156,928
Savings	73,733	61,251

	631,770	486,713

Time deposits:
Less than $100,000	81,407	74,942
$100,000 or more	452,359	306,210

	533,766	381,152

Total	$1,165,536	$867,865

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Time deposits by maturity dates are as follows at December 31, 2003:

	$100,000 or Greater	Less Than $100,000	Total
	(Dollars in thousands)
2005	$449,859	$79,641	$529,500
2006	540	1,125	1,665
2007	1,838	521	2,359
2008	—	70	70
2009 and thereafter	122	50	172

Total	$452,359	$81,407	$533,766

A summary of interest expense on deposits is as follows for the years ended December 31:

	2004	2003	2002
	(Dollars in thousands)
Money market accounts and NOW	$2,919	$2,254	$1,693
Savings	2,165	1,558	994
Time deposits:
Less than $100,000	1,464	1,737	2,245
$100,000 or more	7,572	5,599	5,895

Total	$14,120	$11,148	$10,827

The Company accepts deposits from the State of California. As of December 31, 2004, and 2003, these deposits totaled $60,000,000. The Company has pledged U.S. government agencies and U.S. government sponsored enterprise securities and mortgage-back securities with a total carrying value of $63,101,000 (available for sale at fair market value of $59,771,000 and held to maturity at amortized cost of $3,330,000) and $66,864,000 (available for sale at fair market value of $66,448,000 and held to maturity at amortized cost of $416,000) as of December 31, 2004 and 2003, respectively, to secure such public deposits. Interest expense for the years ended December 31, 2004, 2003 and 2002 was $786,000, $393,000 and 195,000, respectively.

In the ordinary course of business, the Company has received deposits from certain directors, executive officers, and businesses with which they are associated. At December 31, 2004 and 2003, the total of these deposits amounted to $3,801,000 and $2,064,000, respectively.

9. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank and the Treasury, Tax, and Loan Investment Program, which is administered by the Federal Reserve Bank. Borrowed funds totaled $44,854,000 and $50,671,000 at December 31, 2004 and 2003, respectively. Interest expense on total borrowed funds was $489,000 in 2004, $491,000 in 2003, and $217,000 in 2002, reflecting average interest rates of 3.34%, 3.20% and 3.25%, respectively.

As of December 31, 2004 and 2003, the Company borrowed $42,386,000 and $50,349,000 from the Federal Home Loan Bank of San Francisco with note terms from 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of notes. The Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with Federal Home Loan Bank. with a total carrying value of $618 million at December 31, 2004 and $91,000,000 at December 31,

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003. During the 2004, the Company started to participate in new Blanket Lien Program with FHLB in order to better utilize its borrowing capacity and use of its collateral. Under this program, the Company increased its collateral in order to increase its borrowing capacity as well as create new liquidity source for the future use. Total interest expense on the notes was $474,000, $480,000 and $198,000 for the years ended December 31, 2004, December 31, 2003 and December 31, 2002, reflecting average interest rates of 3.34%, 3.34% and 3.34% respectively.

Federal Home Loan Bank advances outstanding as of December 31, 2004 mature as follows:

	2005	2007	2012	2017	Total
Borrowings	$35,000	$4,000	$1,604	$1,782	$42,386
Weighted interest rate	2.38%	4.08%	4.58%	5.24%	3.34%

Borrowings obtained from the Treasury, Tax, and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2,200,0000. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $2,867,000 at December 31, 2004, as collateral to participate in the program. The total borrowed amount under the program, outstanding at December 31, 2004 was $2,200,000. No balance was outstanding at December 31, 2003. Interest expense on notes was $14,300, $10,600, and $20,000 for the years ended December 31, 2004, 2003 and 2002, respectively, reflecting average interest rates of 1.15%, 0.93% and 1.67% respectively. In addition, the Company had customer deposits for tax payments which amounted to $268,000 and $322,000 at December 31, 2004 and 2003, respectively.

10. INCOME TAXES

The following is a summary of income tax expense (benefit) for the years ended December 31:

	2004	2003	2002
	(Dollars in thousands)
Current
Federal	$9,703	$6,264	$4,683
State	2,848	1,891	1,184

Total	$12,551	$8,155	$5,867

Deferred
Federal	$(2,922)	$(720)	$(339)
State	(667)	(739)	(69)

	$(3,589)	$(1,459)	$(408)

Federal	$6,781	$5,544	$4,344
State	2,181	1,152	1,115

	$8,962	$6,696	$5,459

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004 and 2003, the cumulative temporary differences, as tax effected, are as follows:

	2004	2003
	(Dollars in thousands)
Deferred tax assets:
Statutory bad debt deduction less than financial statement provision	$5,147	$3,629
Deferred loan fees	687	144
Organization cost	51	69
State taxes	419	—
Impairment of available for sale securities	1,441	370
Derivative Loss	220	—
CRA Partnership income	—	72
Net unrealized gain on available for sale securities and interest rate swaps	25	—

Total deferred tax assets	7,990	4,284
Deferred tax liabilities:
State taxes	—	(98)
Depreciation	(451)	(359)
Net unrealized gain on available for sale securities and interest rate swaps	—	(462)
Basis difference — §1031 Like-Kind Exchanges	(306)	(306)
CRA Partnership basis	(31)
Federal Home Loan Bank stock	(94)	(26)
Total deferred tax liabilities	(882)	(1,251)

Deferred income taxes, net	$7,108	$3,033

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax-planning strategies in making this assessment. During 2004 and 2003, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes the net deferred tax assets are more likely than not to be realized.

Applicable income taxes in 2004, 2003, and 2002 resulted in effective tax rates of 37.38 percent, 36.49 percent, and 36.87 percent, respectively. The primary reasons for the differences from the federal statutory tax rate of 35 percent are as follows:

	2004	2003	2002
	(Dollars in thousands)
Income tax expenses at federal statutory rate	$8,391	$6,494	$5,082
State franchise taxes, net of federal income tax expenses	1,418	749	724
Low income housing tax credit, federal	(424)	(445)	(285)
Tax-advantaged interest income	(78)	(56)	(48)
Bank-owned life insurance cash surrender value	(140)	(12)	—
Dividend received deduction for stock investments	(89)	(116)	(147)
Others, net	(116)	82	133

	$8,962	$6,696	$5,459

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. LONG-TERM SUBORDINATED DEBENTURES

Center Capital Trust I is a Delaware business trust formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. During the fourth quarter of 2003, Center Capital Trust I issued 18,000 Capital Trust Preferred Securities (“TP Securities”), with a liquidation value of $1,000 per security, for gross proceeds of $18,000,000. The entire proceeds of the issuance were invested by Center Capital Trust I in $18,000,000 of Junior Long-term Subordinated Debentures (the “Subordinated Debentures”) issued by the Company, with identical maturity, repricing and payment terms as the TP Securities. The Subordinated Debentures represent the sole assets of Center Capital Trust I. The Subordinated Debentures mature on January 7, 2034, bear a current interest rate of 5.51% (based on 3-month LIBOR plus 2.85%), with repricing and payments due quarterly in arrears on January 7, April 7, July 7, and October 7 of each year commencing April 7, 2004. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any January 7th, April 7th, July 7th, and October 7th on or after April 7, 2009 at the Redemption Price. Redemption Price means 100% of the principal amount of Subordinated Debentures being redeemed plus accrued and unpaid interest on such Subordinated Debentures to the Redemption Date, or in case of redemption due to the occurrence of a Special Event, to the Special Redemption Date if such Redemption Date is on or after April 7, 2009. The TP Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on January 7, 2034.

Holders of the TP Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at a current rate per annum of 5.51%. Interest rate defined as per annum rate of interest, reset quarterly, equal to LIBOR immediately preceding each interest payment date (January 7, April 7, July 7, and October 7 of each year) plus 2.85%. The distributions on the TP Securities are treated as interest expense in the consolidated statements of operations. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TP Securities issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TP Securities.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 17.0% of the Company’s Tier I capital.

As of December 31, 2004 and 2003, in accordance with FIN 46 (revised December 2003), the Center Capital Trust I is not reported on a consolidated basis. Therefore, the capital securities of $18,000,000 do not appear on the balance sheet. Instead, the long-term subordinated debentures of $18,557,000 payable by Center Financial to the Center Capital Trust I and the investment in the Center Capital Trust I ‘s common stock of $557,000 is included in other assets are separately reported.

12. GOODWILL AND INTANGIBLES

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tested for impairment at least annually. Additionally, SFAS No. 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. We adopted SFAS No. 142 on January 1, 2002.

In April 2004, the Company purchased the Chicago branch of Korea Exchange Bank and recorded goodwill of $1.3 million and a core deposit intangible of $462,000. We amortize premiums on acquired deposits using the straight-line method over 5 to 9 years. Amortization expense for core deposit intangible was $36,000 for year ended December 31, 2004 and the core deposit intangible balance net of amortization was $426,000 at December 31, 2004. Estimated amortization expense for core deposit intangible for five succeeding fiscal years and thereafter are as follows:

Dollars in thousands
2005	$53
2006	53
2007	53
2008	53
2009	53
2010 thereafter	161

13. COMMITMENTS AND CONTINGENCIES

The Company leases its premises under noncancelable operating leases. At December 31, 2004, future minimum rental commitments under these leases are as follows:

Year	Amount
(Dollars in thousands)
2005	$1,987
2006	1,041
2007	919
2008	762
2009	610
Thereafter	2,341

$7,660

Rental expense recorded under such leases amounted to approximately $1,449,000 in 2004, $1,040,000 in 2003, and $900,000 in 2002.

On or about March 3, 2003, Center Bank (the Bank) was served with a complaint filed by Korea Export Insurance Corporation (“KEIC”) in Orange County, California Superior Court, entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. KEIC is seeking to recover alleged losses from a number of parties involved in international trade transactions that gave rise to bills of exchange financed by various Korean Banks but not ultimately paid. KEIC is seeking to recover damages of approximately $56 million from us based on a claim that we, in our capacity as a collecting bank for these bills of exchange, acted negligently in presenting and otherwise handling trade documents for collection. Initially, we moved to dismiss KEIC’s claims based on the pleadings. The Bank has answered KEIC’s complaint denying liability; and, has asserted claims against various other parties seeking indemnification to the extent it may be found liable, and also seeking damages. Other parties against whom the Bank has made claims have made tort liability and indemnification claims against the Bank (and other parties in the case). None of the claims against us or the other parties has yet been adjudicated, and the litigation is still in the preliminary stages. We are vigorously defending this lawsuit.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We believe that we have meritorious defenses against the claims made by KEIC and the parties alleged to have accepted the bills of exchange subject to the lawsuit. However, we cannot predict the outcome of this litigation, and it will be expensive and time-consuming to defend. While it is possible that a portion of the claims may ultimately be covered by insurance, it is unlikely that this determination can be made until after the final disposition of the case. If the outcome of this litigation is adverse to us, and we are required to pay significant monetary damages, our financial condition and results of operations are likely to be materially and adversely affected.

14. SHAREHOLDERS’ EQUITY

On December 9, 2004, the Board of Directors declared a quarterly cash dividend of 4 cents per share. This cash dividend was paid on January 4, 2005 to shareholders of record as of December 22, 2004. (see “Quarterly Dividends” below).

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

Quarterly Dividends—We paid a cash dividend of 4 cents (adjusted for two-for-one stock split) per share starting in October 2003, and currently plan to continue to pay cash dividends on a quarterly basis. However, the amount of any such dividend will be determined each quarter by our Board of Directors in its discretion, based on the factors described in the previous paragraph. No assurance can be given that the Bank’s and the Company’s future performance will justify the payment of dividends in any particular quarter. In addition, during 2003, 2001, and 2000, the Company paid 8%, 11%, and 13% in stock dividends, respectively.

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

Our ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows us to pay dividends to our shareholders if our retained earnings equal at least the amount of the proposed dividend. If we do not have sufficient retained earnings available for the proposed dividend, we may still pay a dividend to our shareholders if we meet two conditions after giving effect to the dividend. Those conditions are generally as follows: (i) our assets (exclusive of goodwill and deferred charges) would equal at least 1¼ times our liabilities; and (ii) our current assets would equal at least our current liabilities or, if the

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average of our earnings before taxes on income and before interest expense for two preceding fiscal years was less than the average of our interest expense for such fiscal years, then our current assets must equal at least 1¼ times our current liabilities.

Stock Options—The Company has a Stock Option Plan, adopted in 1996, and amended and restated on March 24, 2004, under which options may be granted to key employees and directors of the Company. The Stock Option Plan authorized the issuance of up to 1,730,750 shares of the Company’s unissued common stock, reflecting stock splits and stock dividends issued, as of December 31, 2004. Under the Stock Option Plan, option prices may not be less than 100% of the fair market value at the date of grant. Options may be exercised at the rate of 33-1/3% per year for directors (Non-Qualified Stock Option Plan) and 20% per year for employees (Incentive Stock Option Plan) and all options not exercised expire ten years after the date of grant.

The following is a summary of activities in the stock option plan for the years ended December 31:

	2004		2003		2002
	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	666,400	$4.70	1,206,154	$3.86	1,538,238	$3.24
Effect on options due to
stock dividend	—	—	86,176	4.01	158,330	3.22
Granted	403,000	14.60	52,000	8.74	316,000	5.75
Forfeited	(74,645)	7.29	(24,328)	5.09	(116,160)	3.69
Exercised	(234,976)	4.24	(653,602)	2.81	(690,254)	2.51

Outstanding, end of year	759,779	$9.95	666,400	$4.70	1,206,154	$3.86

Options exercisable at year-end	125,112	$4.16	175,198	$3.55	554,244	$2.67

Weighted-average fair value of options granted during the year		$4.31		$2.00		$1.81

The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	12/31/2004	12/31/2003	12/31/2002
Dividend Yield	0.78%	1.20%	—
Volatility	25%	23%	24%
Risk-free interest rate	3.3%	3.0%	4.9%
Expected life	3-5 years	3-5 years	3-5 years

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information pertaining to stock options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 2.23 – 4.00	107,081	5.29 years	$3.26	72,728	$3.05
$ 4.01 – 4.99	28,771	6.31 years	$4.59	4,795	$4.42
$ 5.00 – 5.99	192,967	7.26 years	$5.28	42,789	$5.28
$ 6.00 – 7.99	20,960	9.77 years	$6.92	—	—
$ 8.00 – $14.00	220,000	9.05 years	$13.16	4,800	$10.75
$14.01 – $19.69	190,000	9.29 years	$15.88	—	—

	759,779	8.04 years	$9.95	125,112	$4.16

15. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations at December 31, 2004, 2003, and 2002. Earnings per share data have been restated for all periods presented to reflect the 2 to 1 stock split declared on January 28, 2004.

	Income	Weighted Average # of Shares	Per Share Amount
	(Dollars in thousands, except per share data)
2004
Basic EPS—
Income available to common shareholders	$15,014	16,158	$0.93
Effect of Dilutive Securities—
Options	—	368	$(0.02)
Diluted EPS—
Income available to common shareholders	$15,014	16,526	$0.91

2003
Basic EPS—
Income available to common shareholders	$11,652	15,676	$0.74
Effect of Dilutive Securities—
Options	—	508	$(0.02)
Diluted EPS—
Income available to common shareholders	$11,652	16,184	$0.72

2002
Basic EPS—
Income available to common shareholders	$9,347	14,922	$0.63
Effect of Dilutive Securities—
Options	—	425	$(0.02)
Diluted EPS—
Income available to common shareholders	$9,347	15,347	$0.61

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. EMPLOYEE BENEFIT PLAN

The Company has an Employees’ Profit Sharing and Savings Plan (the “Plan”), as amended in 2000, for the benefit of substantially all of its employees who have reached a minimum age of 21 years. Each employee is allowed to contribute to the Plan up to the maximum percentage allowable, not to exceed the limits of IRS Code Sections 401(k), 404 and 415. The Company’s matching contribution will equal the sum of 75 percent of the employee’s contribution up to 4 percent of his/her compensation plus 25 percent of the employee’s contribution that exceeds 4 percent but less than 8 percent of his/her compensation. The Company may also make a discretionary contribution, which is not limited to the current or accumulated net profit, as well as a qualified nonelective contribution, with both amounts determined by the Company. For the years ended December 31, 2004, 2003, and 2002, the Company has made matching contributions of $231,000, $163,000, and $155,000, respectively, and no discretionary or qualified nonelective contributions.

17. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at December 31, 2004 and December 31, 2003 follows:

Outstanding Commitments (Dollars in thousands)

	December 31, 2004	December 31, 2003
Loans	$171,660	$113,950
Standby letters of credit	11,929	6,165
Performance bonds	132	112
Commercial letters of credit	22,150	19,135

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has an employment agreement with its President and Chief Executive Officer, Mr. Seon Hong Kim effective September 1, 2004 for a term of three years, at an initial base salary of $279,330 per year with annual increases based on increases in the consumer price index not to exceed 7%. Mr. Kim is also entitled to an incentive bonus equal to 4% of the amount of the Company’s pre-tax earnings for that year which exceed 20% of the Company’s return on year-beginning capital; provided, however, that in no event shall such bonus be less than $40,000 nor more than 75% of the amount of Mr. Kim’s annual base salary, and provided further that if the Company’s pre-tax earnings for the year in question do not exceed 20% of the return on year-beginning capital, Mr. Kim shall receive such bonus as the Board of Directors, in its sole discretion, shall determine. In the event of termination without cause due to a merger or corporate reorganization where there is a change in more than 25% ownership of the Company, Mr. Kim is entitled to receive the balance of the salary due under the Agreement or twelve (12) months severance pay, whichever is more.

18. DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table provides information as of December 31, 2004, on the Company’s outstanding derivatives:

Description	Notional Value	Period	Fixed Receiving Rate	Floating Paying Rate
(Dollars in thousands)
Interest Rate Swap I	$20,000	05/02-05/05	6.89%	WSJ Prime	*
Interest Rate Swap II	$25,000	08/02-08/06	6.25%	WSJ Prime	*
Interest Rate Swap III	$20,000	12/02-12/05	5.51%	WSJ Prime	*
Interest Rate Swap IV	$20,000	08/03-08/07	6.25%	WSJ Prime	*

The Company has entered into interest rate swaps to hedge the interest rate risk associated with the cash flows of specifically identified variable-rate loans. As of December 31, 2004, the Company had four interest rate swap agreements with a total notional amount of $85 million. Net interest income of $1,336,000, $1,946,000 and $924,000 was recorded for the years ended December 31, 2004, 2003, and 2002, respectively. At December 31, 2004, the fair value of the interest rate swaps was at a favorable position of $77,000. At December 31, 2003 the fair value of interest rate swaps was at a favorable position of $1,113,000 net of tax of $808,000 and is included in accumulated other comprehensive income. In August 2002, the Company terminated a $25 million notional amount interest rate swap with a gain of $201,000, which had been recognized over the remaining term of the interest rate swap agreement until October 2003 as a yield adjustment of the underlying loans.

(*)	At December 31, 2004, the Wall Street Journal published Prime Rate was 5.25 percent

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the swap agreements, the Company receives a fixed rate and pays a variable rate based on Wall Street Journal Prime. The swaps constitute as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and implemented Issue No. G25, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. If such swaps qualify for hedge accounting treatment, then the change in the fair value of he swaps is recorded as a component of accumulated other comprehensive income (“OCI”), net of tax, and reclassified into interest income as such cash flows occur in the future. However, if the swaps do not qualify for hedge accounting treatment, then the change in the fair value of the swaps is recorded as a gain or loss directly to the consolidated statement of earnings as a part of non-interest income. The Company’s interest rate swaps did not qualify for hedge accounting treatment for the fourth quarter of 2004, due to a failure to implement certain required procedures and effectiveness tests under SFAS No. 133, DIG Issue No. G25 by the prescribed October 1, 2004, deadline. As a result, the Company was required to record a loss on its income statement in the amount of $480,000, representing the unrealized loss on the swaps for the fourth quarter, which was partially offset by the gain on interest rate swap settlements received of $272,000, resulting in a net loss on the interest rate swaps of $208,000 for the fourth quarter, all reflected in non-interest expense. Had the Company qualified for hedge accounting, the $480,000 unrealized loss for the quarter would have been reflected in OCI, and the swap settlements received of $272,000 would have increased interest income. (See “Item 9A, Controls and Procedures.”) At September 30, 2004, the fair value of swaps was $717,000 ($416,000 net of tax of $301,000) which is being amortized over the remaining life of the respective derivatives.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies available to management at December 31, 2004 and 2003. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Furthermore, fair values disclosed hereinafter do not reflect any premium or discount that could result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values and related carrying amounts of the Bank’s financial instruments are as follows:

	December 31, 2004		December 31, 2003
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$103,142	$103,142	$140,961	$140,961
Investment securities available for sale	157,027	157,027	110,126	110,126
Investment securities held to maturity	11,396	11,553	15,390	15,656
Loans receivable, net	1,010,473	1,010,696	717,008	721,419
Federal Home Loan Bank
and other equity stock	3,905	3,905	2,578	2,578
Customers’ liability on acceptances	8,505	8,505	4,492	4,492
Accrued interest receivable	4,506	4,506	3,085	3,085
Liabilities:
Deposits	$1,165,536	$1,165,181	$867,865	$869,113
Other borrowed funds	44,854	45,159	50,671	50,826
Acceptances outstanding	8,505	8,505	4,492	4,492
Accrued interest payable	3,681	3,681	2,431	2,431
Long-term subordinated debentures	18,557	18,568	18,557	18,622

Off-balance sheet items:
Commitments to extend credit	171,660	$1,287	113,950	$855
Standby letters of credit	11,929	209	6,165	108
Commercial letters of credit	22,150	83	19,135	72
Performance bonds	132	2	112	2

Derivative:
Interest rate swap asset (liability)	$77	$77	$1,921	$1,921

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

Loans—Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed rate loans, as well as anticipated repayment schedules. The fair value of adjustable rate loans is based on the estimated discounted cash flows utilizing the discount rates that approximate the pricing of loans collateralized by similar properties or assets. The fair value of nonperforming loans at December 31, 2004 and 2003 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The estimated fair value is net of allowance for loan losses, deferred loan fees, and deferred gain on SBA loans.

Federal Home Loan Bank and Other Equity Stock—The carrying amount approximates fair value, as the stocks may be sold back to the Federal Home Loan Bank and other bank at carrying value.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Borrowed Funds—Theses funds mostly consist of FHLB advances. The fair values of FHLB advances are estimated based on the discounted value of contractual cash flows, using rates currently offered by the Federal Home Loan Bank of San Francisco for fixed-rate credit advances with similar remaining maturities at each reporting date.

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

20. REGULATORY MATTERS

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

As of December 31, 2004 and 2003, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain specific total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the category of the Bank.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 17.0% of the Company’s Tier I capital.

The actual and required capital amounts and ratios at December 31, 2004 and 2003 are presented as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2004:
Total capital (to Risk-weighted Assets)
Consolidated Company	$117,473	10.59%	$88,733	8.0%	$110,916	10.0%
Center Bank	$116,923	10.51%	$88,969	8.0%	$111,211	10.0%
Tier I capital (to Risk-weighted Assets)
Consolidated Company	$106,096	9.57%	$44,367	4.0%	$66,550	6.0%
Center Bank	$105,546	9.49%	$44,484	4.0%	$66,726	6.0%
Tier I capital (to Average Assets)
Consolidated Company	$106,096	9.09%	$46,677	4.0%	$58,346	5.0%
Center Bank	$105,546	9.04%	$46,677	4.0%	$58,346	5.0%

As of December 31, 2003:
Total capital (to Risk-weighted Assets)
Consolidated Company	$103,636	12.67%	$65,414	8.0%	$81,768	10.0%
Center Bank	$103,060	12.62%	$65,351	8.0%	$81,689	10.0%
Tier I capital (to Risk-weighted Assets)
Consolidated Company	$94,537	11.56%	$32,707	4.0%	$49,061	6.0%
Center Bank	$93,961	11.50%	$32,676	4.0%	$49,013	6.0%
Tier I capital (to Average Assets)
Consolidated Company	$94,537	10.69%	$35,377	4.0%	$44,221	5.0%
Center Bank	$93,961	10.63%	$35,372	4.0%	$44,215	5.0%

21. BUSINESS SEGMENT INFORMATION

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the operating results and other key financial measures for the individual operating segments for the years ended December 31, 2004, 2003, and 2002:

	Year Ended December 31, 2004
	Banking Operations	Trade Finance	SBA	Total
	(Dollars in thousands)
Interest income	$47,110	$5,437	$6,298	$58,845
Interest expense	12,547	1,304	1,530	15,381

Net interest income	34,563	4,133	4,768	43,464
Provision for loan losses	3,001	228	21	3,250

Net interest income after provision for loan losses	31,562	3,905	4,747	40,214
Other operating income	11,754	4,048	4,756	20,558
Other operating expenses	32,157	2,849	1,790	36,796

Segment pretax profit	$11,159	$5,104	$7,713	$23,976

Segment assets	$1,134,106	$119,254	$84,754	$1,338,114

	Year Ended December 31, 2003
	Banking Operations	Trade Finance	SBA	Total
	(Dollars in thousands)
Interest income	$34,814	$3,526	$5,318	$43,658
Interest expense	9,657	861	1,125	11,643

Net interest income	25,157	2,665	4,193	32,015
Provision for loan losses	2,030	(293)	263	2,000

Net interest income after provision for loan losses	23,127	2,958	3,930	30,015
Other operating income	9,562	2,998	3,992	16,552
Other operating expenses	24,607	2,489	1,123	28,219

Segment pretax profit	$8,082	$3,467	$6,799	$18,348

Segment assets	$826,238	$100,641	$100,487	$1,027,366

	Year Ended December 31, 2002
	Banking Operations	Trade Finance	SBA	Total
	(Dollars in thousands)
Interest income	$30,513	$2,808	$4,186	$37,507
Interest expense	9,001	818	1,225	11,044

Net interest income	21,512	1,990	2,961	26,463
Provision for loan losses	1,681	366	53	2,100

Net interest income after provision for loan losses	19,831	1,624	2,908	24,363
Other operating income	8,638	3,072	2,078	13,788
Other operating expenses	19,108	2,751	1,486	23,345

Segment pretax profit	$9,361	$1,945	$3,500	$14,806

Segment assets	$667,531	$65,224	$85,869	$818,624

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2004
Net interest income before provision for loan losses	$9,389	$9,529	$11,298	$12,520
Provision for loan losses	$850	$600	$700	$1,100
Net income	$3,347	$3,199	$4,103	$4,365
Basic earnings per common share	$0.21	$0.20	$0.25	$0.27
Diluted earnings per common share	$0.20	$0.20	$0.25	$0.26

2003
Net interest income before provision for loan losses	$7,366	$7,637	$8,011	$9,001
Provision for loan losses	$400	$550	$800	$250
Net income	$2,525	$3,079	$3,004	$3,044
Basic earnings per common share	$0.16	$0.20	$0.19	$0.19
Diluted earnings per common share	$0.16	$0.19	$0.19	$0.18

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

The Company commenced operations on October 28, 2002. As a result, comparative financial information is not available for periods prior to January 1, 2002. The information below is presented as of December 31, 2004 and 2003 for the years then ended as if the reorganization had taken place on January 1, 2002.

CONDENSED STATEMENT OF FINANCIAL CONDITION

(Dollars in thousands)

	2004	2003
Assets:
Cash	$729	$76
Investment in subsidiaries	108,632	96,179
Other Assets	109	645

Total Assets	$109,470	$96,900

Long-term subordinated debenture	$18,557	$18,557
Other liabilities	193	82

Total Liabilities	18,750	18,639

Shareholders’ Equity
Common stock, no par value; authorized 40,0000,000 shares; issued and outstanding, 16,283,496 as of December 31, 2004 and 16,048,520 as of December 31, 2003	64,785	63,438
Retained earnings	25,967	14,186
Accumulated other comprehensive income, net of tax	(32)	637

Total shareholders’ equity	90,720	78,261

Total liabilities and shareholders’ equity	$109,470	$96,900

CONDENSED STATEMENT OF OPERATIONS

(Dollars in thousands)

	2004	2003	2002
Cash dividend from Center Bank	$2,250	$250	$510
Equity in undistributed earnings of Center Bank	14,524	11,592	9,178
Other operating expenses, net	(1,760)	(190)	(341)

Net income	$15,014	$11,652	$9,347

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$15,014	$11,652	$9,347
Adjustment to reconcile net income to net cash used in operating activities:
Equity in undistributed income of the Bank	(14,524)	(11,592)	(9,178)
Net change in other assets	77	(1,384)	(2,438)
Increase in liabilities	136	72	36

Net cash used in operating activities	(14,311)	(12,904)	(11,580)
Cash flows from investing activities:
Capital contribution to subsidiary	—	(18,000)	—
Dividends received from the Bank	2,250	250	510

Net cash provided by investing activities	2,250	(17,750)	510
Cash flows from financing activities:
Proceeds from issuance of long-term subordinated debentures	—	18,000	—
Payment of debt issue cost	—	(120)	—
Proceeds from stock options exercised	933	1,836	1,730
Payment of cash dividend	(3,233)	(641)	—
Stock dividend paid in cash for fractional shares	—	(3)	(1)

Net cash used in financing activities	(2,300)	19,072	1,729

Net increase in cash	653	70	6
Cash, beginning of year	76	6	—

Cash, end of year	$729	$76	$6

24. SUBSEQUENT EVENT

On March 3, 2005, the Company announced the receipt of regulatory approvals from the Federal Deposit Insurance Corporation (FDIC) to proceed with plans to establish a new full-service branch office in the Seattle, Wash., area and to expand its branch network in Southern California with a new office in Irvine.

On March 23, 2005, the Company announced hiring of Patrick Hartman effective March 17, 2005, as Executive Vice President and Chief Financial Officer of Center Financial and its banking subsidiary, Center Bank. Mr. Hartman, age 56, is a certified public accountant with more than 28 years’ experience in the banking industry. Immediately prior to assuming his current position, he served as founder and owner of The Alpha Consulting Group LLC in Lake Arrowhead, California, a company he founded in 1997 to provide management and network support services, primarily for financial institutions. From 1992 to 1997, he served as chief financial officer and chief information officer of CU Bancorp, the publicly traded holding company of California United Bank in Encino, California. He also served as chief financial officer of Community Bank, a $1.3 billion independent bank headquartered in Pasadena, California from 1979 to 1992.

IT EM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

 FINANCIAL DISCLOSURE

Not applicable

ITE M 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it file under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the First Vice President & Controller, as appropriate to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer and its First Vice President & Controller, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) as of the end of the period covered by this report (the “Evaluation Date”)) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were ineffective because of the material weakness identified below.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting. Internal control is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable published financial statements. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Because of inherent limitations in any internal control, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

As of December 31, 2004, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting, due to an internal control deficiency that constituted a “material weakness,” as defined by the Public Company Accounting Oversight Board’s Accounting Standard No. 2. The identified weakness was that the Company failed to design and implement controls related to the interpretation and implementation of various accounting principles, primarily related to complex non-routine business transactions. Specifically, the Company did not have personnel with the requisite expertise and training or utilize outside consulting expertise with respect to the application of these accounting principles. As a result, as of December 31, 2004, certain audit adjustments related to non-routine business transactions involving financial instruments and the sale of SBA loans, which were not material to the interim or annual financial statements in the aggregate, were necessary to present the financial statements in accordance with generally accepted accounting principles accepted in the United States.

The most significant manifestation of this material weakness involved the Company’s interest rate swaps. In connection with the year-end review and audit of the Company’s consolidated financial statements for the year ended December 31, 2004 by its independent registered public accountants, management determined that the Company did not properly update its Hedging Policy effective October 1, 2004 as required by SFAS No. 133 and Derivatives Implementation Group (“DIG”) Issue No. G25, Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based

Loans. While the swaps themselves did not change after October 1, 2004, the procedures and effectiveness tests required to qualify for hedge accounting treatment were significantly different, so that the Company’s existing procedures and effectiveness tests were no longer in compliance.

As a result, the Company’s interest rate swaps did not qualify for hedge accounting treatment under SFAS No. 133, DIG Issue No. G25 for the fourth quarter of 2004, and the Company was required to record a loss on its income statement in the amount of $480,000, representing the unrealized loss on the swaps for the fourth quarter, which was partially offset by the gain on interest rate swap settlements received of $272,000, resulting in a net loss on the interest rate swaps of $208,000 for the fourth quarter, all reflected in non-interest expense, as reported in the Company’s consolidated financial statements included in Item 8 herein. Had the Company qualified for hedge accounting, the $480,000 unrealized loss for the quarter would have been reflected in OCI, and the swap settlements received of $272,000 would have increased interest income. The fact that the required procedures were not in effect by the prescribed October 1, 2004 deadline, together with certain other factors, led management to conclude that this situation was an indication of a material weakness in the Company’s internal control over financial reporting as of December 31, 2004. As an additional example, the Company’s accounting for the sale of guaranteed and unguaranteed portions of SBA loans required certain adjustments to correct the amortization of the servicing assets and the accretion of deferred gains. The net aggregate financial impact of any such errors was not material to the Company’s results of operation for 2004.

Management’s assessment of the effectiveness in internal control over financial reporting as of December 31, 2004, has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm which also audited the Company’s financial statements. The report of Deloitte & Touche LLP appears in Item 9A (d) below.

(c) Changes in Internal Controls

There were no significant changes, other than as discussed below, in the Company’s internal controls over financial reporting or in other factors in the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

To correct the material weakness identified above, the Company has augmented its internal accounting staff to enable the Company to properly apply these complex accounting principles to its financial statements. On March 17, 2005, the Company hired Patrick Hartman, a certified public accountant with more than 28 years of experience in the financial services industry, as its new chief financial officer. The Company is also in the process of expanding its external consulting expertise by retaining a certified public accounting firm as a third party consultant to provide both prospective guidance with respect to complex accounting principles, and to verify the accuracy of the application of these principles before the Company’s financial statements are reviewed by its independent registered public accountants.

The need for specialized accounting expertise has assumed a heightened significance due to the increasing complexity of accounting issues (particularly with respect to non-routine transactions such as interest rate swaps). The Company’s remedial actions are intended to ensure that all significant accounting errors are discovered and corrected utilizing its internal personnel or a third party consultant prior to the independent registered public accountants’ review, consistent with the requirements of Section 404.

The Company has also implemented updated policies and procedures to enable the interest swaps discussed above to again qualify for hedge accounting, and is in the process of final testing of such policies and procedures. However, as the Company’s remediation efforts were not implemented prior to December 31, 2004, they cannot be considered in the Company’s assessment of its internal control over financial reporting as of December 31, 2004. Management believes, however, that the actions taken to remediate the material weakness described above should be adequate to provide reasonable assurance that the Company’s internal control over financial reporting will be effective as of the next effectiveness testing.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Center Financial Corporation

3435 Wilshire Boulevard, Suite 700

Los Angeles, California 90010

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Center Financial Corporation (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: the Company failed to design and implement controls related to the interpretation and implementation of various accounting principles, primarily related to complex non-routine business transactions. Specifically, the Company did not have personnel with the requisite expertise and training or utilize outside consulting expertise with respect to the application of these accounting principles. As a result, as of December

31, 2004, certain audit adjustments related to non-routine business transactions involving financial instruments and the sale of SBA loans, which were not material to the interim or annual financial statements in the aggregate, were necessary to present the financial statements in accordance with generally accepted accounting principles accepted in the United States. This deficiency was concluded to be a material weakness due to the potential for additional misstatements and the absence of other mitigating controls to detect the misstatements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 30, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 30, 2005

I TEM 9B. OTHER INFORMATION

None

PA RT III

IT EM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (See Item 14 below)

IT EM 11. EXECUTIVE COMPENSATION (See Item 14 below)

ITEM 12. SECU RITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2004, with respect to options outstanding and available under our 1996 Stock Option Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	759,779	$9.95	970,971

Other Information Concerning Security Ownership of Certain Beneficial Owners and Management

The remainder of the information required by Item 12 will be contained in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, which the Company will file with the SEC within 120 days after the close of the Company’s 2004 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (See Item 14 below)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by items 10,11, 13 and 14 listed above will be contained in the Company’s definitive Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders which the Company will file with the SEC within 120 days after the close of the Company’s 2004 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) Exhibits

Exhibit No.	Description

2.1	Plan of Reorganization and Agreement of Merger dated June 7, 2002 among California Center Bank, Center Financial Corporation and CCB Merger Company[1]

2.2	Branch Purchase and Assumption Agreement dated January 7, 20042

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Restated Bylaws of Center Financial Corporation[1]

10.1	Employment Agreement between California Center Bank and Seon Hong Kim dated March 30, 2004[3]

10.2	Amended and Restated 1996 Stock Option Plan (assumed by Registrant in the reorganization)[3]

10.3	Lease for Corporate Headquarters Office[1]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[2]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[2]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[2]

11	Statement of Computation of Earnings Per Share (included in Note 15 to consolidated audited financial statements included herein)

21	Subsidiaries of Registrant[2]

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Principal Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(b) Financial Statement Schedules

Schedules to the financial statements are omitted because the required information is not applicable or because the required information is presented in the Company’s Consolidated Financial Statements or related notes.

[1]	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 filed on June 14, 2002 and incorporated herein by reference
[2]	Filed as an Exhibit to the Form 10-K filed with Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference
[3]	Filed as an Exhibit to the Form 10-Q filed with Securities and Exchange Commission on May 13, 2004 and incorporated herein by reference

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: March 30, 2005	/s/ SEON HONG KIM
Seon Hong Kim President & Chief Executive Officer

Date: March 30, 2005	/s/ PATRICK HARTMAN
Patrick Hartman Chief Financial Officer

Signature	Title	Date

/s/ SEON HONG KIM Seon Hong Kim	Director, President and Chief Executive Officer	March 30, 2005

/s/ CHUNG HYUN LEE Chung Hyun Lee	Chairman of the Board	March 30, 2005

/s/ DAVID Z. HONG David Z. Hong	Director	March 30, 2005

Jin Chul Jhung	Director

/s/ CHANG HWI KIM Chang Hwi Kim	Director	March 30, 2005

/s/ PETER Y. S. KIM Peter Y. S. Kim	Director	March 30, 2005

/s/ SANG HOON KIM Sang Hoon Kim	Director	March 30, 2005

/s/ MONICA M. YOON Monica M. Yoon	Director	March 30, 2005

/s/ PATRICK HARTMAN Patrick Hartman	Chief Financial Officer	March 30, 2005