Form 10-Q
period 2005-03-31
CENTER FINANCIAL CORP
filed 2005-05-10
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of April 29, 2005, there were 16,348,885 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

	(Unaudited)
	03/31/2005	12/31/2004
	(Dollars in thousands)
ASSETS
Cash and due from banks	$69,566	$63,564
Federal funds sold	52,470	35,915
Money market funds and interest-bearing deposits in other banks	3,564	3,663

Cash and cash equivalents	125,600	103,142
Securities available for sale, at fair value	167,829	157,027
Securities held to maturity, at amortized cost (fair value of $10,951 as of March 31, 2005 and $11,553 as of December 31, 2004)	10,880	11,396
Federal Home Loan Bank and other equity stock, at cost	3,905	3,905
Loans, net of allowance for loan losses of $11,783 as of March 31, 2005 and $11,227 as of December 31, 2004	1,017,302	995,950
Loans held for sale, at the lower of cost or market	14,591	14,523
Premises and equipment, net	12,047	11,695
Customers’ liability on acceptances	3,573	8,505
Accrued interest receivable	5,261	4,894
Deferred income taxes, net	6,443	7,108
Investments in affordable housing partnerships	3,772	3,857

Cash surrender value of life insurance	10,522	10,430
Goodwill	1,253	1,253
Intangible assets	413	426
Other assets	4,100	4,003

Total	$1,387,491	$1,338,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$374,917	$347,195
Interest-bearing	815,734	818,341

Total deposits	1,190,651	1,165,536
Acceptances outstanding	3,573	8,505
Accrued interest payable	3,760	3,681
Other borrowed funds	69,268	44,854

Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	6,312	6,261

Total liabilities	1,292,121	1,247,394
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,341,063 as of March 31, 2005 and 16,283,496 as of December 31, 2004	65,078	64,785
Retained earnings	30,819	25,967
Accumulated other comprehensive income (loss), net of tax	(527)	(32)

Total shareholders’ equity	95,370	90,720

Total	$1,387,491	$1,338,114

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (Unaudited)

	2005	2004
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$17,594	$11,375
Interest on federal funds sold	171	61
Interest on taxable investment securities	1,281	898
Interest on tax-advantaged investment securities	71	172
Dividends on equity stock	33	25
Money market funds and interest-earning deposits	23	31

Total interest and dividend income	19,173	12,562

Interest Expense:
Interest on deposits	4,821	2,821
Interest on borrowed funds	254	169
Interest on long-term subordinated debenture	266	183

Total interest expense	5,341	3,173

Net interest income before provision for loan losses	13,832	9,389
Provision for loan losses	650	850

Net interest income after provision for loan losses	13,182	8,539
Noninterest Income:
Customer service fees	2,235	1,916
Fee income from trade finance transactions	902	703
Wire transfer fees	204	185
Gain on sale of loans	673	377
Net gain on sale of securities available for sale	50	—
Loan service fees	440	551
Other income	536	353

Total noninterest income	5,040	4,085

Noninterest Expense:
Salaries and employee benefits	4,445	3,682
Occupancy	715	537
Furniture, fixtures, and equipment	408	321
Data processing	465	468
Professional service fees	798	144
Business promotion and advertising	650	321
Stationary and supplies	177	106
Telecommunications	129	126
Postage and courier service	163	129
Security service	175	155
Impairment loss of securities available for sale	—	540
Loss on termination of interest rate swap	306	—
Other operating expenses	782	677

Total noninterest expense	9,213	7,206

Income before income tax provision	9,010	5,418
Income tax provision	3,504	2,071

Net income	$5,505	$3,347

Earnings per share:
Basic	$0.34	$0.21

Diluted	$0.33	$0.20

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2005 AND YEAR ENDED DECEMBER 31, 2004 (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total Shareholders’ Equity
	(Dollars and Share Numbers in thousands)
BALANCE, JANUARY 31, 2004	16,048	63,438	14,186	637	78,261
Comprehensive income
Net income			15,014		15,014
Other comprehensive income
Change in unrealized gain, net of tax expense (benefit) of $88 and $(573) on:
Securities available for sale				121
Interest rate swap				(790)	(669)

Comprehensive income					14,345

Stock options exercised	235	933			933
Tax benefit from stock options exercised and acceleration of stock options		414			414
Cash dividend ($0.20 per share)	—	—	(3,233)	—	(3,233)

BALANCE, DECEMBER 31, 2004	16,283	$64,785	$25,967	$(32)	$90,720

Comprehensive income
Net income			5,505		5,505
Other comprehensive income
Change in unrealized gain, net of tax benefit of $(292) and $(68) on:
Securities available for sale				(402)
Interest rate swap				(93)	(495)

Comprehensive income					5,010

Stock options exercised	58	293			293
Cash dividend ($0.04 per share)	—	—	(653)	—	(653)

BALANCE, MARCH 31, 2005	16,341	$65,078	$30,819	$(527)	$95,370

See accompanying notes to interim consolidated financial statements.

(Continued)

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2005 AND YEAR ENDED DECEMBER 31, 2004 (Unaudited)

Disclosures of reclassification amounts for the three months ended March 31, 2005 and for the year ended December 31, 2004:

	3/31/2005	12/31/2004
	(Dollars in thousands)
Unrealized gain on securities available for sale:
Unrealized holding gain arising during period, net of tax benefit of ($271) in 2005 and $(870) in 2004	$(373)	$(1,199)
Less reclassification adjustments for gain included in net income, net of tax (benefit) expense of ($21) in 2005 and $958 in 2004	(29)	1,320

Net change in unrealized gain on securities available for sale, net of tax (benefit) expense of ($292) in 2005 and $88 in 2004	(402)	121

Unrealized gain on interest rate swap:
Unrealized holding gain arising during period, net of tax benefit of ($202) in 2005 and ($775) in 2004	(278)	(1,068)
Less reclassification adjustments for gain included in net income, net of tax expense of $134 in 2005 and $202 in 2004	185	278

Net change in unrealized gain on interest rate swap, net of tax benefit of ($68) in 2005 and ($573) in 2004	(93)	(790)

Change in unrealized gain on securities available for sale and interest rate swap, net of tax	$(495)	$(669)

See accompanying notes to interim consolidated financial statements.	(Concluded)

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (Unaudited)

	3/31/2005	03/31/2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$5,505	$3,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	374	351
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	78	132
Provision for loan losses	650	850
Impairment of securities available for sale	—	540
Net gain on sale of securities available for sale	(50)	—
Originations of SBA loans held for sale	(7,919)	(5,401)
Gain on sale of loans	(673)	(377)
Proceeds from sale of loans	19,353	7,825
Deferred tax provision	1,024	—
Federal Home Loan Bank stock dividend	—	(8)
Increase in accrued interest receivable	(367)	(181)
Net increase in cash surrender value of life insurance policy	(92)	(102)
Increase in other assets and servicing assets	(243)	(411)
Increase (decrease) in accrued interest payable	79	(134)
Increase (decrease) in accrued expenses and other liabilities	50	(1,356)

Net cash provided by operating activities	17,769	5,075

Cash flow from investing activities:
Purchase of securities available for sale	(41,974)	—
Proceeds from principal repayment, matured, or called securities available for sale	22,928	9,316
Proceeds from sale of securities available for sale	7,530	—
Proceeds from matured, called or principal repayment on securities held to maturity	508	1,392
Net increase in loans	(32,851)	(82,082)
Proceeds from recoveries of loans previously charged off	19	62
Purchases of premises and equipment	(726)	(325)
Net decrease (increase) in investments in affordable housing partnerships	85	(250)

Net cash used in investing activities	(44,481)	(71,887)

Cash flow from financing activities:
Net increase in deposits	25,116	78,660
Net increase (decrease) in other borrowed funds	24,414	(39,962)
Proceeds from stock options exercised	293	160
Payment of cash dividend	(653)	(643)

Net cash provided by financing activities	49,170	38,215

Net decrease in cash and cash equivalents	22,458	(28,597)
Cash and cash equivalents, beginning of year	103,142	140,961

Cash and cash equivalents, end of year	$125,600	$112,364

Supplemental disclosure of cash flow information:
Interest paid	$5,262	$3,307
Income taxes paid	$2,533	$2,605
Supplemental schedule of noncash investing, operating, and financing activities:
Loans made to facilitate the sale of other real estate owned	$653	$—

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF CENTER FINANCIAL CORPORATION

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

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters is located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank is a community bank providing comprehensive financial services for small to medium sized business owners, mostly in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is the greater Los Angeles metropolitan area, including Orange, San Bernardino, and San Diego counties in California and Cook County in Illinois, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has fifteen full-service branch offices located in Los Angeles, Orange, San Bernardino, and San Diego counties in California and Cook County in Illinois. The Bank opened 14 of its branches as de novo branches. On April 26, 2004, the Company completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch in Cook County, Illinois, the Bank’s first out-of-state branch, which focuses on the Korean-American niche market in Chicago. The Company assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Company opened its fifteenth branch in the San Fernando Valley, in Los Angeles, California on December 20, 2004. The Bank also operates nine Loan Production Offices (“LPOs”) in Phoenix, Seattle, Denver, Washington D.C., Las Vegas, Atlanta, Honolulu, Houston and Dallas. During the third quarter of 2004, the Company opened LPOs in Atlanta and Honolulu. New LPOs in Houston and Dallas started operation in late October 2004. On March 3, 2005, the Company announced the receipt of regulatory approvals from the Federal Deposit Insurance Corporation (FDIC) to proceed with plans to establish a new full-service branch office in the Seattle, Washington area and to expand its branch network in Southern California with a new office in Irvine

Additionally, CB Capital Trust, a Maryland real estate investment trust, was formed as a subsidiary of the Bank in August 2002 with the primary business purpose of investing in the Bank’s real estate-related assets, which Management believes should raise capital and increase the Company’s total capital although no assurance can be given that this result will occur. CB Capital Trust was capitalized in September 2002, whereby the Bank exchanged real estate related assets for 100% of the common stock of CB Capital Trust.

In December 2003, the Company formed a wholly-owned subsidiary, Center Capital Trust I, a Delaware statutory business trust, for the exclusive purpose of issuing and selling trust preferred securities.

Center Financial’s principal source of income is currently dividends from the Bank, but Center Financial intends to explore supplemental sources of income in the future. The expenditures of Center Financial, including the payment of dividends to shareholders, if an when declared by the Board of Directors, the cost of servicing debt, legal and accounting professional fees, and Nasdaq listing fees, have been and will generally be paid from dividends paid to Center Financial by the Bank.

2.	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Center Financial, the Bank, and CB Capital Trust. Intercompany transactions and accounts have been eliminated in consolidation. Center Capital Trust I is not consolidated as disclosed in Note 6.

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments which are, in the opinion of Management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three months ended March 31, 2005 are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in Company’s annual report on Form 10-K for the year ended December 31, 2004.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

3.	SIGNIFICANT ACCOUNTING POLICIES

Accounting policies are fully described in Note 2 in Center Financial’s Annual Report on Form 10-K and there have been no material changes noted.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), an interpretation of Accounting Research Bulletin No. 51. FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46R also requires disclosure about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The Company adopted this interpretation effective for the year ended December 31, 2003. Accordingly, Center Capital Trust I, which was formed in December 2003, was never consolidated and long-term subordinated debentures of $18,557,000 payable to the trust were recorded, and investment of $557,000 in Center Capital Trust I’s common stock is included in other assets and separately reported.

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

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18, the Equity Method of Accounting for Investments in Common Stock. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. In September 2004, the FASB staff issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The Board also issued FSP EITF Issue 03-1-b, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. Adoption of this standard is not expected to have a significant impact on the Company’s stockholders’ equity.

In December 16, 2004, the FASB published Statement No. 123 (Revised 2004), Share-Based Payment. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. It replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires all companies to measure and recognize the fair value of equity instrument awards granted to employees. SFAS 123(R) is effective for periods beginning after June 15, 2005 or the third quarter of fiscal 2005. This new standard is complex and will require a significant amount of work to implement. In part, the Company will have to decide the valuation methodology that will be utilized (binomial model, trinomial model, Black Scholes model, etc.), estimate the variables to be used in the option pricing model, estimate forfeitures, select a method of transition, etc. Some of these tasks can be very labor intensive. The Company has been disclosing the impact of this accounting methodology pursuant to previously accepted accounting principles, and is currently evaluating the impact of this pronouncement. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). The Commission’s new rule allows companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or Dec. 15, 2005 for small business issuers.

5.	STOCK BASED COMPENSATION

At March 31, 2005, the Company has stock-based employee compensation plans, which are described more fully in Note 14 in Center Financial’s Annual Report on Form 10-K. The Company applies the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date the option is granted. The following table presents the pro forma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Net income, as reported	$5,505	$3,347
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	308	77

Proforma net income	$5,197	$3,270

Earning per share:
Basic - as reported	$0.34	$0.21
Basic - pro forma	$0.32	$0.20

Diluted - as reported	$0.33	$0.20
Diluted - pro forma	$0.31	$0.20

The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	03/31/2005	12/31/2004	12/31/2003	12/31/2002
Dividend Yield	0.88%	0.78%	1.18%	N/A
Volatility	30%	25%	23%	24%
Risk-free interest rate	3.3%	3.3%	3.0%	4.9%
Expected life	3-5 years	3-5 years	3-5 years	3-5 years

6.	OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank and the Treasury, Tax, and Loan Investment Program, which is administered by the Federal Reserve Bank. Borrowed funds totaled $69.3 million and $44.9 million at March 31, 2005 and December 31, 2004, respectively. Interest expense on total borrowed funds was $254,000 for the three months ended March 31, 2005, compared to $169,000 for the three months ended 2004, reflecting average interest rates of 2.86%, and 1.76%, respectively.

As of March 31, 2005, the Company borrowed $67.3 million from the Federal Home Loan Bank of San Francisco with note terms from 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of the notes. The Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with Federal Home Loan Bank, with a total carrying value of $666.1 million at March 31, 2005. During 2004, the Company started to participate in a new Blanket Lien Program with the FHLB in order to better utilize its borrowing capacity and use of its collateral. Under this program, the Company increased its collateral in order to increase its borrowing capacity as well as create a new liquidity source for future use. Total interest expense on the notes was $247,000 and $167,000 for the three months ended March 31, 2005, and 2004, respectively, reflecting average interest rates of 2.88% and 1.80% respectively.

Federal Home Loan Bank advances outstanding as of March 31, 2005 mature as follows:

	2005	2007	2012	2017	Total
	(Dollars in thousands)
Borrowings	$60,000	$4,000	$1,575	$1,743	$67,318
Weighted interest rate	2.88%	4.08%	4.58%	5.24%	3.05%

Borrowings obtained from the Treasury, Tax, and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $2.7 million at March 31, 2005, as collateral to participate in the program. The total borrowed amount under the program, outstanding at March 31, 2005 and December 31, 2004 was $1.8 million and $2.2 million, respectively. Interest expense on notes was $6,200 and $2,200 for the three months ended March 31, 2005 and 2004, respectively, reflecting average interest rates of 2.38% and 0.77% respectively. In addition, the Company had customer deposits for tax payments which amounted to $127,000 and $268,000 at March 31, 2005 and December 31,2004, respectively.

7.	LONG-TERM SUBORDINATED DEBENTURE

The Company established Center Capital Trust I in December 2003 (the “Trust”) as a statutory business trust, which is a wholly owned subsidiary of the Company. In the private placement transaction, the Trust issued $18 million of floating rate (3-month LIBOR plus 2.85%) capital securities representing undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I Capital for regulatory purposes. Effective December 31, 2003, as a consequence of adopting the provisions of FIN No. 46, the Trust has never been consolidated into the accounts of the Company. Long term subordinated debt represents liabilities of the Company to the Trust.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 16.0% of the Company’s Tier I capital

8.	EARNINGS PER SHARE

The actual number of shares outstanding at March 31, 2005, was 16,341,063. Basic earnings per share is calculated on the basis of weighted average number of shares outstanding during the period. Diluted earnings per share is calculated on the basis of weighted average shares outstanding during the period plus shares issuable upon assumed exercise of outstanding common stock options and warrants.

The following table sets forth the Company’s earnings per share calculation for the three months ended March 31, 2005 and 2004:

	For the Three Months Ended March 31,
	2005			2004
	(In thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$5,505	16,315	$0.34	$3,347	16,062	$0.21
Effect of dilutive securities:
Stock options	—	354	$(0.01)	—	402	$(0.01)

Diluted earnings per share	$5,505	16,669	$0.33	$3,347	16,464	$0.20

9.	CASH DIVIDENDS

On March 16, 2005, the Board of Directors declared a quarterly cash dividend of 4 cents per share. This cash dividend will be paid on April 14, 2005 to shareholders of record as of March 31, 2005.

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

In April 2004, the Company purchased the Chicago branch of Korea Exchange Bank and recorded goodwill of $1.3 million and a core deposit intangible of $462,000. We amortize premiums on acquired deposits using the straight-line method over 5 to 9 years. Accumulated amortization expense for core deposit intangible was $49,000, and the core deposit intangible balance net of amortization was $413,000 at March 31, 2005. Estimated amortization expense for core deposit intangible for five succeeding fiscal years and thereafter are as follows:

Dollars in thousands
2005	$40
2006	53
2007	53
2008	53
2009	53
2010 thereafter	161

11.	COMMITMENTS AND CONTINGENCIES

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at March 31, 2005 and December 31, 2004 follows:

Outstanding Commitments (Dollars in thousands)

	March 31, 2005	December 31, 2004
Loans	$212,954	$171,660
Standby letters of credit	12,828	11,929
Performance bonds	258	132
Commercial letters of credit	24,274	22,150

12.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table provides information as of March 31, 2005, on Company’s outstanding derivatives:

Description	Notional Value	Period	Fixed Receiving Rate	Floating Paying Rate
	(Dollars in thousands)
Interest Rate Swap I	$20,000	05/02-05/05	6.89%	WSJ Prime	*
Interest Rate Swap II	$25,000	08/02-08/06	6.25%	WSJ Prime	*
Interest Rate Swap III	$20,000	12/02-12/05	5.51%	WSJ Prime	*

(*)	At March 31, 2005, the Wall Street Journal published Prime Rate was 4.00 percent

The Company has entered into interest rate swaps to hedge the interest rate risk associated with the cash flows of specifically identified variable-rate loans. As of March 31, 2005, the Company had three interest rate swap agreements with a total notional amount of $65 million. In February 2005, the Company terminated a $20 million notional amount interest rate swap with a loss of $306,000. Net interest income of $0 and $475,000 was recorded for the three months ended March 31, 2005, and 2004, respectively.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31, 2005
	(Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$16,163	$1,568	$1,442	$19,173
Interest expense	4,455	383	503	5,341

Net interest income	11,708	1,185	939	13,832
Provision for loan losses	874	(165)	(59)	650

Net interest income after provision for loan losses	10,834	1,350	998	13,182
Other operating income	3,212	1,131	697	5,040
Other operating expenses	8,055	777	381	9,213

Segment pretax profit	$5,991	$1,704	$1,314	$9,009

Segment assets	$1,197,951	$104,287	$85,253	$1,387,491

	Three Months Ended March 31, 2004
	(Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$9,709	$1,322	$1,531	$12,562
Interest expense	2,614	292	267	3,173

Net interest income	7,095	1,030	1,264	9,389
Provision for loan losses	596	165	89	850

Net interest income after provision for loan losses	6,499	865	1,175	8,539
Other operating income	2,682	794	609	4,085
Other operating expenses	6,143	673	390	7,206

Segment pretax profit	$3,038	$986	$1,394	$5,418

Segment assets	$843,408	$118,537	$105,619	$1,067,564

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three months ended March 31, 2005. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 and with the unaudited consolidated financial statements and notes as set forth in this report.

FORWARD-LOOKING STATEMENTS

Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuer’s of such securities suffering financial losses; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, see “Interest Rate Risk Management” and “Liquidity and Capital Resources” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the year ended December 31, 2004.

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

Allowance for Loan Losses

Our allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in our markets and, in particular, the state of certain industries. Size and complexity of individual credits, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodologies. As we add new products, increase the complexity of our loan portfolio, and expand our geographic coverage, we will enhance our methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have significant impact to the loan loss calculation. We believe that our methodologies continue to be appropriate given our size and level of complexity. Detailed information concerning our loan loss methodology is contained in “Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations- Allowance for Loan Losses.”

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

The Company’s interest rate swaps did not qualify for hedge accounting treatment for the first quarter of 2005 and for the fourth quarter of 2004, due to a failure to comply with the requirements of SFAS No. 133 Derivatives Implementation Group (“DIG”) Issue No. G25, Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans, which became effective on October 1, 2004. That Issue clarified that, among other things, an enterprise may not apply the shortcut method when hedging a group of non-benchmark-rate-based loans (e.g. prime rate-based loans), even though the floating rate index on the swap may match that of the loans. Instead, enterprises must assess effectiveness and measure ineffectiveness caused by factors such as changes in spreads over prime that are reflected in the cash flows of the hedged group of loans but not the swaps, and other factors as applicable. As of October 1, 2004, the Company had not established procedures to assess effectiveness and measure ineffectiveness in its hedging relationships based on the guidance in DIG Issue No. G25. As a result, the Company was required to record a loss on its income statement in the amount of $480,000, representing the unrealized loss on the swaps for the fourth quarter, which was partially offset by the gain on interest rate swap settlements received of $272,000, resulting in a net loss on the interest rate swaps of $208,000 for the fourth quarter, all reflected in non-interest expense. Had the Company qualified for hedge accounting, the $480,000 unrealized loss for the quarter would have been reflected in OCI, and the swap settlements received of $272,000 would have increased interest income. During the first quarter of 2005, we have terminated one of our interest rate swaps and recognized loss of $306,000.

SUMMARY OF FINANCIAL DATA

Executive Overview

The Company reported record net income in the first quarter of 2005. Consolidated net income for the first quarter of 2005, increased by 64% to a record of $5.5 million, or $0.33 per diluted share compared to $3.3 million or $0.20 per diluted share in the first quarter of 2004. The following were significant factors related to first quarter 2005 results as compared to correspondent period of 2004:

•	Due to market rate hikes and continued loan growth, our net interest income before provision for loan losses increased by 47% to $13.8 million for the first quarter of 2005 versus the first quarter of 2004.

•	Our revenue for the three months ended March 31, 2005 increased by 40% to $24.2 million as compared to same period last year.

•	Return on average assets and return on average equity substantially improved to 1.66% and 23.75% in the first quarter of 2005, respectively, as compared to 1.29% and 16.80%, respectively, for the same period of 2004.

•	As a result of significant increase in revenues and effective cost cutting efforts, the Company recorded its lowest efficiency ratio to date of 48.82% for the first quarter of 2005.

•	Our net interest margin further advanced to 4.57% in 2005 as compared to 4.02% in the comparable period of 2004, mainly due to market rate hikes by the Federal Reserve Board.

•	Noninterest income increased by $955,000 or 23% in the first quarter of 2005, compared with the same period in 2004 reflecting an increase in gain on sale of loans and solid gains in service fee income, which resulted from increases in customer account relationships and loan servicing and trade finance transactions. New fee income-generating products such as Bank Owned Life Insurance (“BOLI”) and ATM funding program also helped to boost noninterest income.

•	Cost related to Sarbanes-Oxley Act compliance, the increased hiring activity of highly qualified personnel due to geographical expansions were major contributors an increase in noninterest expense during the first quarter of 2005. For the first quarter of 2005, noninterest expense increased $2.0 million, or 28%, to $9.2 million, compared to $7.2 million for the same quarter in 2004.

•	During the first quarter of 2005, we continued to experience loan growth in commercial real estate loans, consumer loans and SBA loans.

Our financial condition and liquidity remain strong. The following are important factors in understanding our financial condition and liquidity:

•	Even as our loan portfolio grew, our ratio of non-accrual loans to total loans remained at 0.34% at March 31, 2005 and December 31, 2004. Our ratio of allowance for loan losses to total nonperforming loans increased to 336.75% at March 31, 2005, as compared to 327.22% at December 31, 2004.

•	We continued our geographic expansion by announcing the receipt of regulatory approvals from the Federal Deposit Insurance Corporation (FDIC) to proceed with plans to establish a new full-service branch office in the Seattle, Washington area and to expand our branch network in Southern California with a new office in Irvine.

•	Our total assets continued to grow and reached $1.4 billion at March 31, 2005.

•	Under the regulatory framework for prompt corrective action, we continue to be “well-capitalized”.

•	The Company declared its quarterly cash dividend of $0.04 per share in March 2005.

•	All liquidity measures at March 31, 2005 met or exceeded the same measures at December 31, 2004.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in our results for the first quarter ended March 31, 2005, the Company recorded net income of $5.5 million as compared to $3.3 million for the same period in 2004. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and net noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

Total interest and dividend income for the first quarter of 2005 increased 53% to $19.2 million compared with $12.6 million for the same period in 2004, primarily due to growth in earning assets and market rate hikes. Growth in earning assets was mainly driven by an increase in average net loans. Average net loans increased by $252.9 million or 33% for the first quarter of 2005 compared to the same period in 2004.

Total interest expense for the first quarter of 2005 increased by 68% to $5.3 million compared with $3.2 million for the same quarter in 2004. This increase was primarily due to interest-bearing deposit growth and increase in market rates set by the Federal Reserve Board. Average interest bearing liabilities increased to $878.9 million during the first quarter of 2005 from $675.8 million in first quarter of 2004

Net interest income before provision for loan losses increased by $4.4 million for the first quarter of 2005 compared to the like quarter in 2004. Of the $4.4 million increase in the net interest income before provision for loan losses, $3.1 million was due to volume changes and $1.0 million was due to rate changes. Helped by market rate hikes and growth in loan volume, the average yield on loans for the first quarter of 2005 increased to 6.94% compared to 5.90% for the like quarter in 2004, an increase of 104 basis points. The average investment portfolios for the first quarter of 2005 and 2004 were $164.1 million and $123.1 million, respectively. The average yields on the investment portfolio as of the first quarter of 2005 and 2004 were 3.34% and 3.50%, respectively.

The interest margin for the first quarter of 2005 improved to 4.57% compared to 4.02% for the same quarter of 2004. This increase in net interest margin was mainly attributable to loan growth and market rate hikes.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended March 31, 2005 and 2004:

Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended March 31,
	2005			2004
	(Dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[1]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [1]
Assets:
Interest-earning assets:
Loans [2]	$1,027,819	$17,594	6.94%	$774,888	$11,375	5.90%
Federal funds sold	27,385	171	2.53	23,671	61	1.04
Taxable investment securities:
U.S. Treasury	2,026	24	4.80	2,141	25	4.70
U.S. Governmental agencies debt securities	63,102	436	2.80	45,355	336	2.98
U.S. Governmental agencies mortgage backed securities	68,775	636	3.75	40,727	381	3.76
U.S. Governmental agencies collateralized mortgage obligations	—	—	0.00	—	—	0.00
Municipal securities	102	2	7.95	102	2	7.89
Other securities [3]	16,309	183	4.55	16,875	154	3.67

Total taxable investment securities:	150,314	1,281	3.46	105,200	898	3.43
Tax-advantaged investment securities [4]
Municipal securities	5,097	53	6.49	5,830	59	6.26
Others - Government preferred stock	8,713	18	1.15	12,050	113	5.19

Total tax-advantaged investment securities	13,810	71	3.12	17,880	172	5.54
Equity Stocks	3,905	33	3.43	2,578	25	3.90
Money market funds and interest-earning deposits	3,579	23	2.61	13,466	31	0.93

Total interest-earning assets	1,226,812	$19,173	6.34%	937,683	$12,562	5.39%

Non-interest earning assets:
Cash and due from banks	66,211			65,105
Bank premises and equipment, net	11,890			11,217
Customers’ acceptances outstanding	6,511			3,861
Accrued interest receivables	4,518			3,141
Other assets	28,714			23,734

Total noninterest-earning assets	117,844			107,058

Total Assets	$1,344,656			$1,044,741

[1]	Average rates/yields for these periods have been annualized.

[2]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in loan income were approximately $413,000 and $93,000, for the three months ended March 31, 2005 and 2004, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[3]	Other securities include U.S. government asset-backed securities, corporate trust preferred securities, and corporate debt securities.

[4]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended March 31,
	2005			2004
	(Dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[5]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [5]
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$202,816	$840	1.68%	$161,010	$550	1.37%
Savings	75,247	599	3.23	61,849	463	3.01
Time certificates of deposit in:
Denominations of $100,000 or more	464,211	2,938	2.57	320,343	1,463	1.84
Other time certificates of deposit	82,079	444	2.19	75,325	345	1.84

	824,353	4,821	2.37	618,527	2,821	1.83
Other borrowed funds	36,030	254	2.86	38,672	169	1.76
Long-term subordinated debentures	18,557	266	5.82	18,557	183	3.90

Total interest-bearing liabilities	878,940	$5,341	2.46%	675,756	$3,173	1.89%

Non-interest-bearing liabilities:
Demand deposits	354,608			278,062
Other liabilities	17,123			10,791

Total non-interest bearing liabilities	371,731			288,853
Shareholders’ equity	93,985			80,132

Total liabilities and shareholders’ equity	$1,344,656			$1,044,741

Net interest income		$13,832			$9,389

Net interest spread [6]			3.88%			3.50%
Net interest margin [7]			4.57%			4.02%

Ratio of average interest-earning assets to interest-bearing liabilities			139.58%			138.76%

[5]	Average rates/yields for these periods have been annualized.

[6]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

[7]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume), (ii) changes in interest rates (rate), and (iii) changes in both rate and volume (rate/volume):

	Three Months Ended March 31, 2005 vs. 2004 Increase (Decrease) Due to change In
	Volume	Rate[8]	Rate / Volume	Total
	(Dollars in thousands)
Earning Assets
Interest Income:
Loans [9]	$3,682	$1,983	$554	$6,219
Federal funds sold	9	87	14	110
Taxable investment securities	382	6	(5)	383
Tax-advantaged securities [10]	(39)	(79)	17	(101)
Equity stocks	13	(3)	(2)	8
Money market funds and interest-earning deposit	(23)	56	(41)	(8)

Total earning assets	4,024	2,050	537	6,611

Interest Expense:
Deposits and borrowed funds
Money market and super NOW accounts	142	122	32	296
Savings deposits	99	33	7	139
Time deposits	683	657	225	1,565
Other borrowings	(12)	106	(11)	83
Long-term subordinated debentures	—	88	(3)	85

Total interest-bearing liabilities	912	1,006	250	2,168

Net interest income	$3,112	$1,044	$287	$4,443

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

Because of the improved asset quality, the provision for loan losses for the quarter decreased to $650,000 at March 31, 2005, as compared to $850,000 provision for the prior year period. Management believes that the $650,000 additional loan loss provision was adequate for the first three months of 2005. While Management believes that the allowance for loan losses of 1.1% of total loans at March 31, 2005 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimation, inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

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

[8]	Average rates/yields for these periods have been annualized.

[9]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in loan income were approximately $413,000, and $93,000, for the three months ended March 31, 2005, and 2004, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[10]	Yield on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

For the first quarter of 2005, noninterest income grew 23% to $5.0 million compared to $4.1 million for the same quarter in 2004, but decreased from 1.75% to 1.65% of average earning assets for the same periods.

The primary sources of recurring noninterest income continue to be customer service fee charges on deposit accounts and fees from trade finance transactions. Customer service fees increased by $319,000, or 17%, in the first quarter of 2005 compared to the same period last year. However, for the first quarter of 2005, customer service fees as a percentage of total noninterest income decreased to 44% compared to 47% for the first quarter of 2004. Fee increases implemented on customer deposit accounts and the higher number of account relationships from new branches, were the main contributors for the customer service fee income increase in the first quarter of 2005.

Fee income from trade finance transactions still remained the second largest source of our noninterest income, which increased to $902,000 for the first quarter of 2005, compared to $703,000 in the first quarter of 2004, due to increased levels of international trade activity by the Company’s customers in the periods under review.

The Company recorded a $673,000 and $377,000 gain on sale of SBA and commercial real estate loans for the first quarter of 2005 and 2004, respectively. The Company sold $10.5 million of SBA loans during the first quarter of 2005.

Loan service fees decreased by $111,000 or 20% to $440,000 for the first quarter of 2005, compared to $551,000 for the same quarter in 2004. This decrease was due to SBA servicing asset amortization as a result of the sale of the guaranteed portions of SBA loans.

Other income increased by $183,000 or 52% to $536,000 in the first quarter of 2005 as compared to $353,000 in 2004, mainly due to a legal settlement received, and increases in customer and foreign transaction fees. Other income as a percentage of total noninterest income also increased to 11% for 2005 from 9% in the like period a year ago.

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

Noninterest Income

	Three Months Ended March 31,
	2005		2004
	(Dollars in thousands)
	Amount	Percent of Total	Amount	Percent of Total
Customer service fees	$2,235	44.35%	$1,916	46.90%
Fee income from trade finance transactions	902	17.90	703	17.21
Wire transfer fees	204	4.05	185	4.53
Gain on sale of loans	673	13.35	377	9.23
Net gain on sale of securities available for sale	50	0.99	—	—
Other loan related service fees	440	8.73	551	13.49
Other income	536	10.63	353	8.64

Total noninterest income	$5,040	100.00%	$4,085	100.00%

As a percentage of average earning assets	1.67%		1.75%

Noninterest Expense

For the first quarter of 2005, noninterest expense increased 28% to $9.2 million, compared to $7.2 million for the same quarter in 2004. The increase in noninterest expense was attributable to increases in professional service fees, salaries and benefits, business promotion and advertising, occupancy, and other operating expenses. On the other hand, noninterest expense as a percentage of average assets slightly decreased to 3.05% in first quarter of 2005 as compared to 3.09% in same period in 2004.

The Company’s efficiency ratio, defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income, substantially improved to 48.82% for the first quarter of 2005 compared to 53.48% in the like quarter a year ago. This improvement was primarily the result of increased interest income as a result of market rate increases and increased contributions from new branches, and the implementation of expense controls.

Compensation and employee benefits increased 21% to $4.4 million for the first quarter ended of 2005 compared to $3.7 million for the same quarter in 2004, but decreased as percentage of total noninterest expense to 48% from 51% in the like quarter year ago. This increase in the dollar volume was mainly due to expenses associated with the increased personnel to staff the new branches, the increased hiring activity of highly qualified personnel, and normal salary increases.

Our continuing geographical expansion increased occupancy cost by 33% to $715,000 in the first quarter of 2005 from $537,000 in same quarter last year.

Our rapid expansion to other geographical areas was a major contributor to the increase in furniture, fixture, and equipment expense which totaled $408,000 for the three months ended March 31, 2005, an increase of 27%, or $87,000, as compared to $321,000 in same period of 2004.

The largest dollar increase was in professional service fees, which increased $654,000 to $798,000 compared to $144,000 for the same quarter last year and also increased from 2% to 9% of total noninterest expenses. The increase was primarily attributable to costs related to Sarbanes-Oxley Act compliance, in particular, cost associated with the new requirement of an audit of Company’s internal controls, as well as additional costs associated with ongoing litigation.

Business promotion and advertising expenses increased by 102% to $650,000 for the three months ended March 31, 2005 as compared to $321,000 in same period last year. This increase in 2005 was mainly due to the increased promotional activity for the Company’s products and new LPOs. Business promotion and advertising expense as a percentage of total noninterest expense also increased in the first quarter of 2005 to 7% from 5% in first quarter of 2004.

During the first quarter of 2005, the Company did not record any losses related to impairment losses of securities available for sale as compared to the recorded loss of $540,000 during the first quarter of 2004. The impairment losses were recorded due to an other than temporary decline in market value due to the changes in interest rates on Fannie Mae and Freddie Mac preferred stock. The Company sold a portion of its U.S. Government sponsored enterprise preferred stock, which had been the subject of the 2004 impairment loss during the first quarter of 2005. The Company currently holds approximately $5.0 million of Fannie Mae floating-rate securities that reset ever two years at the 2-year U.S. Treasury Note minus 16bps. The next reset date is on March 20, 2006. Should there be additional permanent impairments on these securities in the future, these impairments would be recognized on the income statement. However, it is impossible to predict at this time whether or to what extent such losses will occur.

During the first quarter of 2005, the Company terminated one of its longer maturity interest rate swaps and recorded a net loss of $306,000. There was no loss recorded for the same period last year.

For the quarter ended March 31, 2005, other operating expenses increased 15% or $104,000 to $781,000 as compared to $677,000 in the first quarter of 2004. This increase was mainly due to increases in corporate administration and loan related fee expenses and increased credit card processing expense.

The remaining noninterest expenses include such items as data processing, stationery and supplies, telecommunications, postage, courier service and security service expenses. For the first quarter of 2005, these noninterest expenses slightly increased to $1.1 million compared to $984,000 for the same quarter in 2004. This increase was mainly attributable to expenses related to the new Valley branch and new LPOs.

The following table sets forth the breakdown of noninterest expense for the periods indicated:

Noninterest Expense

	Three Months Ended March 31,
	2005		2004
	(Dollars in thousands)
	Amount	Percent of Total	Amount	Percent of Total
Salaries and benefits	$4,445	48.25%	$3,682	51.10%
Occupancy	715	7.76	537	7.45
Furniture, fixture, and equipment	408	4.43	321	4.45
Data processing	465	5.05	468	6.49
Professional services fees	798	8.66	144	2.00
Business promotion and advertising	650	7.06	321	4.45
Stationery and supplies	177	1.92	106	1.47
Telecommunications	129	1.40	126	1.75
Postage and courier service	163	1.77	129	1.79
Security service	175	1.90	155	2.15
Impairment loss of available for sale securities	—	—	540	7.49
Loss on termination of interest rate swaps	306	3.32	—	—
Other operating expense	782	8.48	677	9.41

Total noninterest expense	$9,213	100.00%	$7,206	100.00%

As a percentage of average earning assets		3.05%		3.09%
Efficiency ratio		48.82%		53.48%

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

For the quarter ended March 31, 2005 and 2004, the provisions for income taxes were $3.6 million and $2.1 million representing effective tax rates of 39% and 38%, respectively. The primary reasons for the difference from the statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax favored investments in low-income housing, municipal obligations and agency preferred stocks. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $129,000 for the first three months of 2005 compared to $131,000 for the three months ended in March 31, 2004.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax return. The Company’s deferred tax asset was $6.4 million as of March 31, 2005, and $7.1 million as of December 31, 2004. As of March 31, 2005, the Company’s deferred tax asset was primarily due to book reserves for losses on loans. Deferred tax assets were partially offset by unrecognized book gains from securities that are available for sale.

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

Interest Earning Short-Term Investments

The Company invests its excess available funds from daily operations in overnight Fed Funds and Money Market Funds. Money Market Funds are composed of mostly government funds and high quality short-term commercial paper. The Company can redeem the funds at any time. As of March 31, 2005 and December 31, 2004, the amounts invested in Fed Funds were $52.5 million and $35.9 million, respectively. The average yield earned on these funds was 2.53% for the first three months of 2005 compared to 1.04% for the same period last year. The Company invested $3.6 million and $3.7 million in money market funds and interest bearing deposits in other banks as of March 31, 2005 and December 31, 2004. The average balance and yield on money market funds and interest bearing deposits in other banks were $3.6 million and 2.61% for the first three months of 2005 as compared to $13.5 million and 0.93% for the comparable period of 2004.

Investment Portfolio

As of March 31, 2005, investment securities totaled $178.7 million or 13% of total assets, compared to $168.4 million or 13% of total assets as of December 31, 2004. The increase in the investment portfolio was due to: $42.0 million of purchases of U.S. government agency and U.S. government sponsored enterprise securities and U.S. government sponsored enterprise mortgage-backed securities. These purchases were partially offset by: (i) $20.0 million in available-for-sale U.S. government sponsored enterprise securities, which matured during the quarter, (ii) $7.5 million in available-for-sale U.S. government sponsored enterprise preferred stocks sold during the period, and (iii) a principal payment of $4.7 million made on mortgage-backed securities.

As of March 31, 2005, available-for-sale securities totaled $167.8 million, compared to $157.0 million as of December 31, 2004. Available-for-sale securities as a percentage of total assets remained unchanged at 12% as of March 31, 2005 and December 31, 2004. Held-to-maturity securities decreased to $10.9 million as of March 31, 2005, compared to $11.4 million as of December 31, 2004. This decrease was due to the principal payments on mortgage backed securities. The composition of available-for-sale and held-to-maturity securities was 94% and 6% as of March 31, 2005, compared to 93% and 7% as of December 31, 2004, respectively. For the three months ended March 31, 2005, the yield on the average investment portfolio was 3.34% representing a decrease of 16 basis points as compared to 3.50% for the same period of 2004. This decrease was mainly due to the Company selling $6.5 million of the Freddie Mac preferred stocks and reversing the accrued dividends associated with these securities. The Company purchased additional mortgage-backed securities and U.S government agency and U.S. Government sponsored enterprise securities during the first quarter of 2005. The Company used cash flows generated from prepayments in mortgage-backed securities to purchase U.S. government agency and U.S. Government sponsored enterprise securities and adjustable mortgage-backed securities. Part of the proceeds was also used to fund higher yielding loans.

The average balance of taxable investment securities increased by 43% to $150.3 million for the three months ended March 31, 2005, compared to $105.2 million for the same period of previous year. The annualized average yield increased 3 basis points to 3.46% for the three months ended March 31, 2005, compared to 3.43% for the previous year.

The average balance of tax-advantaged securities was $13.8 million and $17.9 million for the three months ended March 31, 2005 and 2004, respectively. The average yield on tax-advantaged securities for the year ended March 31, 2005 was 2.09% compared to 3.87% for the same period last year. This decrease was mainly due to decrease yield on U.S. Government sponsored enterprise preferred stock. The tax-equivalent yield on these same types of securities for the three months ended March 31, 2005 was 3.12% compared to 5.54% for the same period last year. The decrease in yield on the tax advantage securities was primarily due to lower yielding U.S. Government sponsored enterprise preferred stock.

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

Investment Portfolio

	As of March 31,		As of December 31,
	2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury securities	$2,004	$2,012	$2,014	$2,033
U.S. Government agencies asset-backed securities	4	4	6	6
U.S. Government agencies and U.S. Government sponsored enterprise securities	83,476	82,273	66,535	65,747
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	63,091	62,777	62,294	62,279
U.S. Government sponsored enterprise preferred stock	4,865	5,034	10,092	10,138
Corporate trust preferred securities	11,000	11,011	11,000	11,028
Corporate debt securities	4,695	4,718	5,698	5,796

Total available for sale	$169,135	$167,829	$157,639	$157,027

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	5,681	5,621	6,197	6,161
Municipal securities	5,199	5,330	5,199	5,392

Total held to maturity	$10,880	$10,951	$11,396	$11,553

Total investment securities	$180,015	$178,780	$169,035	$168,580

The following table summarizes, as of March 31, 2005, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

(Dollars in thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale (Fair Value):
U.S. Treasury securities	$2,012	4.72%	$—	0.00%	$—	0.00%	$—	0.00%	$2,012	4.72%
U.S. Government agencies asset- backed securities	4	3.25	—	0.00	—	0.00	—	0.00	4	3.25
U.S. Government agencies and U.S. Government sponsored enterprise securities	19,920	2.78	62,353	2.75	—	0.00	—	0.00	82,273	2.76
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	—	0.00	3,160	4.70	118	6.59	59,499	3.74	62,777	3.69
U.S. Government sponsored enterprise preferred stock	5,034	1.16	—	—	—	—	—	—	5,034	1.16
Corporate trust preferred securities	—	—	—	—	—	0.00	11,011	4.37	11,011	4.37
Corporate debt securities	1,518	6.27	3,200	4.46	—	0.00	—	0.00	4,718	5.04

Total available for sale securities	$28,488	2.82	$68,713	2.92	$118	6.59	$70,510	3.84	$167,829	3.27

Held to Maturity (Amortized Cost):
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	—	0.00	—	0.00	—	0.00	5,681	4.00	5,681	4.00
Municipal securities	—	0.00	2,109	4.27	3,090	4.12	—	0.00	5,199	4.18

Total held to maturity	$—	0.00	$2,109	4.27	$3,090	4.12	$5,681	4.00	$10,880	4.09

Total investment securities	$28,488	2.82%	$70,822	2.96%	$3,208	4.21%	$76,191	3.85%	$178,709	3.32%

The following table shows the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2005.

	As of March 31, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Government and U.S. Government sponsored enterprise agencies securities	$48,210	$(281)	$27,066	$(922)	$75,276	$(1,203)
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	40,756	(481)	4,479	(41)	45,235	(522)
Corporate debt securities	1,176	(16)	—	—	1,176	(16)
Municipal securities	742	(4)	—	—	742	(4)

Total	$90,884	$(782)	$31,545	$(963)	$122,429	$(1,745)

As of March 31, 2005, the Company has total fair value of $122.4 million of securities with unrealized losses of $1.7 million. We believe these unrealized losses are due to a temporary condition, namely fluctuations in interest rates, and do not reflect a deterioration of credit quality of the issuer. The market value of securities which have been in a continuous loss position for 12 months or more totaled to $31.5 million with unrealized losses of $963,000. The Company sold $6.5 million of the Freddie Mac preferred stocks during the first quarter of 2005.

All individual securities that have been in a continuous unrealized loss position for twelve months or longer at March 31, 2005 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long term investment grade status at March 31, 2005. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, the Company has the ability, and management intends, to hold these securities until their fair values recover to cost.

Loan Portfolio

The Company experienced moderate loan growth during the first quarter of 2005. Net loans increased $21.4 million, or 2%, to $1.03 billion at March 31, 2005, as compared to $1.01 billion at December 31, 2004. The increase in loans was funded primarily through deposit growth coming from established branches. While Management believes that it can continue to leverage the Company’s current infrastructure to achieve similar or greater growth in loans for the remainder of the year, no assurance can be given that such growth will in fact occur. Net loans as of March 31, 2005, represented 74% of total assets, compared to 76% as of December 31, 2004.

The growth in net loans is comprised primarily of net increases in real estate commercial loans of $27.5 million or 5%, consumer loans of $3.2 million or 6%, SBA loans of $2.6 million or 5% and commercial business loans of $2.2 million or 1%. Partially offsetting the growth in these loan categories was a net decrease in construction loans of $5.8 million or 34% and trade finance loans of $6.9 million or 8%.

As of March 31, 2005, commercial real estate remained the largest component of the Company’s total loan portfolio with loans totaling $634.7 million, representing 61% of total loans, compared to $607.3 million or 59% of total loans at December 31, 2004. The increase in commercial real estate loans resulted from Management’s intentions to involve such loans with a somewhat lesser degree of risk than certain other loans in the portfolio due to the nature and value of the collateral.

Commercial business loans increased by $2.2 million during the first three months ended March 31, 2005 to $211.2 million as compared $209.0 million at year end 2004, mainly due to increased activity in other commercial business loans.

Trade finance loans decreased by $6.9 million or 8% to $76.9 million at March 31, 2005 from $83.8 million at December 31, 2004. This increase in trade finance loans was mainly due to decreased activity in documentary negotiable advances.

The Company sold $10.5 million of SBA loans in the first quarter of 2005, and retained the obligation to service the loans for a servicing fee and to maintain customer relations. As of March 31, 2005, the Company was servicing $141.8 million of sold SBA loans, compared to $137.5 million of sold SBA loans as of December 31, 2004. Despite continuing sales of SBA loans, SBA loans increased to $51.6 million at March 31, 2005, which is an increase of $2.6 million, or 5.3%, compared to same period of last year.

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	March 31, 2005		December 31, 2004
	Amount	Percent of Total	Amount	Percent of Total
	Dollars in thousands
Real Estate
Construction	$11,122	1.06%	$16,919	1.65%
Commercial [11]	634,747	60.61	607,296	59.25
Commercial
Korea Direct Exposure Loans [12]	14,311	1.37	15,979	1.56
Other commercial loans	196,937	18.81	193,016	18.83
Trade Finance [13]
Korea Direct Exposure Loans	2,911	0.28	2,734	0.27
Other trade finance loans	73,981	7.06	81,029	7.90
SBA	37,052	3.54	34,504	3.37
SBA held for sale[14]	14,591	1.39	14,523	1.41
Other [15]	159	0.02	864	0.08
Consumer:	61,385	5.86	58,178	5.68

Total Gross Loans	1,047,196	100.00%	1,025,042	100.00%

Less:
Allowance for Loan Losses	(11,783)		(11,227)
Deferred Loan Fees	(1,310)		(1,356)
Discount on SBA Loans Retained	(2,210)		(1,986)

Total Net Loans and Loans Held for Sale	$1,031,893		$1,010,473

The Company has historically made four types of credit extensions involving direct exposure to the Korean economy: (i) commercial loans to U.S. affiliates or subsidiaries or branches of companies located in South Korea (“Korean Affiliate Loans”), (ii) unused commitments for loans to U.S. affiliates of Korean companies (iii) advances on acceptances by Korean banks, and (iv) loans against standby letters of credit issued by Korean banks. In certain instances, standby letters of credit issued by Korean banks support the loans made to the U.S. affiliates or branches of Korean companies, to which the Company has extended loans. In addition, the Company makes certain loans involving indirect exposure to the economies of South Korea as well as other Pacific Rim countries, as discussed at the end of this section.

The following table sets forth the amounts of outstanding balances in the above four categories for South Korea:

Loans and Commitments Involving Korean Country Risk

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Category
Commercial loans and commitments to U.S. affiliates or branches of Korean companies	$12,436	$12,772
Unused commitments for loans to U.S. affiliates of Korean Companies	15,118	15,169
Acceptances with Korean Banks	10,807	14,623
Standby letters of credit issued by banks in South Korea and loans secured by standby letter of credit	9,177	10,527

Total	$47,538	$53,091

Loans and commitments involving direct exposure to the Korean economy totaled $47.5 million or 4% of total loans and commitments and $53.1 million or 4% of total loans and commitments as of March 31, 2005 and December 31, 2004, respectively. The Company’s level of loans and commitments involving such exposure on March 31, 2005 has decreased as compared to

[11]	Real estate commercial loans are loans secured by first deeds of trust on real estate

[12]	Consists of loans to subsidiaries or branches of Korean companies with direct exposure to Korean economy (See “Loans Involving Country Risk).

[13]	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.

[14]	SBA loans held for sale is stated at the lower of cost or market.

[15]	Consists of transactions in process and overdrafts.

December 31, 2004, primarily due to a $3.8 million decrease in unfunded commitments for loans to U.S. affiliates of Korean companies.

In addition to the loans included in the above table, which involve direct exposure to the Korean economy, the Company also makes loans to many U.S. business customers in the import or export business whose operations are indirectly affected by the economies of various Pacific Rim countries including South Korea. As of March 31, 2005, loans outstanding involving indirect country risk totaled $29.9 million, or 2.9% of the Company’s total loans, and loans and commitments involving indirect country risk totaled $105.7 million, or 8% of the Company’s total loans and commitments. “Indirect country risk” is defined as the risk associated with loans to such U.S. businesses, which are dependent upon foreign countries for business and trade. Of the $105.7 million in total loans and commitments involving indirect country risk, approximately 69% involve borrowers doing business with Korea, with the remaining percentages to other individual Pacific Rim countries being relatively small in relation to the total indirect loans involving country risk. As a result, with the exception of South Korea, the Company does not believe it has significant indirect country risk exposure to any other specific Pacific Rim country.

Of the total loans outstanding and commitments involving indirect country risk identified above, approximately 80% of such loans and commitments were to businesses which import goods from Korea and 11% were loans or commitments to businesses which export goods to Korea.

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

Management’s classification of a loan as nonaccrual or restructured is an indication that there is reasonable doubt as to the full collectibility of principal and/or interest on the loan. At this point, the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid. If the loan deteriorates further due to a borrower’s bankruptcy or similar financial problems, unsuccessful collection efforts or a loss classification by regulators or auditors, the remaining balance of the loan is then charged off. These loans may or may not be collateralized, but collection efforts are continuously pursued. Total nonperforming loans were $3.5 million and $3.4 million as of March 31, 2005 and December 31, 2004. The slight increase in nonperforming loans was mainly due to a $532,000 increase in nonperforming Korean affiliated trade finance loans. Total nonperforming loans increased by $481,000 to $3.5 million in the first quarter of 2005 from $3.0 million in the first quarter of 2004. This increase was primarily due to an increase in nonperforming trade finance and SBA loans. The increase in nonperforming trade finance loans was primarily due to a few loans to the same borrower, which the borrower declared bankruptcy and the Company is currently receiving a payment on these loans from the guarantor. The increase in nonperforming SBA loans was mainly attributable to one loan that is secured by real estate property.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	March 31, 2005	December 31, 2004	March 31, 2004
	(Dollars in Thousands)
Nonaccrual loans:
Real estate:
Construction	$1,726	$1,746	$1,814
Commercial	—	—	—
Commercial:
Korean Affiliate Loans	—	—	—
Other commercial loans	426	957	793
Consumer	62	108	84
Trade finance:
Korean Affiliate Loans	532	—	—
Other trade finance loans	—	—	100
SBA	753	195	227
Other [16]	—	—	—

Total	3,499	3,431	3,018
Loans 90 days or more past due (as to principal or interest) still accruing:
Total	—	—	—
Restructured loans: [17]
Total	—	—	—

Total nonperforming loans	3,499	3,431	3,018
Other real estate owned	—	—	—

Total nonperforming assets	$3,499	$3,431	$3,018

Nonperforming loans as a percentage of total loans	0.34%	0.34%	0.37%
Nonperforming assets as a percentage of total loans and other real estate owned	0.34%	0.34%	0.37%
Allowance for loan losses to nonperforming loans	336.75%	327.22%	307.42%

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

[16]	Consists of transactions in process and overdrafts

[17]	A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

The following table provides information on impaired loans for the periods indicated:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Impaired loans with specific reserves	$1,897	$2,616
Impaired loans without specific reserves	2,867	2,490

Total impaired loans	4,764	5,106
Allowance on impaired loans	(85)	(398)

Net recorded investment in impaired loans	$4,679	$4,711

Average total recorded investment in impaired loans	$4,745	$6,520
Interest income recognized in impaired loans on a cash basis	$59	$234

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

The following table sets forth the composition of the allowance for loan losses as of March 31, 2005 and December 31, 2004:

Composition of Allowance for Loan Losses	As of March 31, 2005	As of December 31, 2004
	(Dollars in thousands)
Specific (Impaired loans).	$85	$398
Formula (non-homogeneous)	11,122	10,282
Homogeneous	296	269
Country risk exposure	279	278

Total allowance and reserve	$11,783	$11,227

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
Allowance for Loan Losses	March 31, 2005	December 31, 2004	March 31, 2004
Balances:
Average total loans outstanding during period [18]	$1,039,245	$878,819	$784,072
Total loans outstanding at end of period [19]	$1,043,675	$1,021,359	$805,409
Allowance for Loan Losses:
Balance at beginning of period	$11,227	$8,804	$8,804
Charge-offs:
Real Estate
Construction	—	435	435
Commercial	—	—	—
Commercial:
Korean Affiliate Loans	—	—	—
Other commercial loans	52	967	—
Consumer	61	165	3
Trade Finance:
Korean Affiliate Loans	—	—	—
Other trade finance loans	—	—	—
SBA	—	63	—
Other	—	—	—

Total charge-offs	113	1,630	438

Recoveries
Real estate
Construction	—	—	—
Commercial	—	—	—
Commercial:
Korean Affiliate Loans	—	—	—
Other commercial loans	10	696	16
Consumer	6	35	29
Trade finance:
Korean Affiliate Loans	—	—	—
Other trade finance loans	—	41	—
SBA	3	31	17
Other	—	—	—

Total recoveries	19	803	62

Net loan charge-offs and (recoveries)	94	827	376

Provision for loan losses	650	3,250	850

Balance at end of period	$11,783	$11,227	$9,278

Ratios:
Net loan charge-offs to average total loans	0.01%	0.09%	0.05%
Provision for loan losses to average total loans	0.06	0.37	0.11
Allowance for loan losses to gross loans at end of period	1.13	1.10	1.15
Allowance for loan losses to total nonperforming loans	336.75	327.22	307.42
Net loan charge-offs to allowance for loan losses at end of period	0.80	7.37	4.05
Net loan charge-offs to provision for loan losses	14.50%	25.45%	44.24%

The allowance for loan losses was $11.8 million as of March 31, 2005, compared to $11.2 million at December 31, 2004. The Company recorded a provision of $650,000 for the first three months of 2005. For the three months ended March 31, 2005, the Company charged off $113,000 and recovered $19,000, resulting in net charge-offs of $94,000, compared to net charge-offs of $376,000 for the same period in 2004. The allowance for loan losses slightly decreased to 1.1% of total gross loans at March 31, 2005 as compared to 1.2% at March 31, 2004. The Company provides an allowance for the new credits based on the migration analysis discussed previously. Because of the improving quality of assets, the ratio of the allowance for loan losses to total

[18]	Total loans are net of deferred loan fees and discount on SBA loans sold.

nonperforming loans increased to 336.8% as of March 31, 2005 compared to 327.2% as of December 31, 2004 and 307.4% at March 31, 2004. Management believes that the ratio of the allowance to nonperforming loans at March 31, 2005 was adequate based on its overall analysis of the loan portfolio.

The balance of the allowance for loan losses increased to $11.8 million as of March 31, 2005 compared to $11.2 million as of December 31, 2004. This increase was mainly due to an $840,000 increase in formula (non-homogeneous) allowance and a $28,000 increase in homogeneous allowance mainly due to loan growth. These increases were partially offset by a decrease in specific reserve of $313,000.

The provision for loan losses for the first quarter of 2005 was $650,000, a decrease of 24%, compared to $850,000 for the same period in 2003. This increase was due to the improved asset quality.

Management believes the level of allowance as of March 31, 2005 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the quarter. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require increased provisions for loan losses in the future.

Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, Management performs an ongoing assessment of the risks inherent in the portfolio. Real estate is the principal collateral for the Company’s loans.

Other Assets

Other assets remained almost unchanged at $4.1 million at March 31, 2005 and December 31, 2004.

Deposits

An important balance sheet component affecting the Company’s net interest margin is its deposit base. The Company’s average interest bearing deposit cost increased to 2.37% during the first three months of 2005, compared to 1.83% for the same period of 2004. This increase is primarily due to the increases in short term rates set by the Federal Reserve Board, which caused the average rates paid on deposits and other liabilities to increase.

The Company can deter, to some extent, the rate hunting customers who demand high cost CDs because of local market competition by using wholesale funding sources. Total brokered CDs were $20.0 million as of March 31, 2005, with maturities ranging from ten to twelve months. With interest rates relatively low, the Company has extended the duration of its liabilities using wholesale funding sources to protect its net interest margin going forward in the event that interest rates begin to rise. In addition, the Company maintained a $60.0 million time certificate of deposit with the State of California as of March 31, 2005, which remained unchanged as compared to December 31, 2004. The deposit has been renewed every 3 to 6 months.

Total deposits slightly increased by $25.1 million or 2% to $1.19 billion at March 31, 2005 compared to $1.17 billion at December 31, 2004. This slight increase was mainly due $27.7 million increase in non-interest bearing deposits and $11.0 million increase in $100,000 or more time deposits, offset by $14.8 million decrease in low cost interest-bearing deposits.

Deposits consist of the following as of the dates indicated:

	March 31, 2005	March 31, 2004	December 31, 2004
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$374,917	$285,417	$347,195
Money market accounts and NOW	191,288	160,324	210,842
Savings	78,498	63,955	73,733

	644,703	509,696	631,770

Time deposits:
Less than $100,000	82,542	75,335	81,407
$100,000 or more	463,406	361,494	452,359

	545,948	436,829	533,766

Total	$1,190,651	$946,525	$1,165,536

Time deposits by maturity dates are as follows at March 31, 2005:

	$100,000 or Greater	Less Than $100,000	Total
	(Dollars in thousands)
2005	$406,482	$70,113	$476,595
2006	53,123	11,330	64,453
2007	1,448	652	2,100
2008	2,121	202	2,323
2009 and thereafter	232	245	477

Total	$463,406	$82,542	$545,948

Information concerning the average balance and average rates paid on deposits by deposit type for the three months ended March 31, 2005 and 2004 is contained in the “Distribution, Yield and Rate Analysis of Net Income” tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses Federal Home Loan Bank of San Francisco (“FHLB”) advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowing was $67.3 million and $42.4 million, at March 31, 2005 and December 31, 2004, respectively. This increase was due to Management’s decision to fund loan growth by increasing FHLB advances. Notes issued to the U.S. Treasury amounted $1.8 million as of March 31, 2005 compared to $2.2 million as of December 31, 2004. The total borrowed amount outstanding at March 31, 2005 and December 31, 2004 was $69.3 million and $44.9 million, respectively.

In addition, the issuance of long-term subordinated debenture at the end of 2003 of $18.0 million in “pass-through” trust preferred securities created another source of funding.

Contractual Obligations

The following table presents, as of March 31, 2005, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
	(Dollars in Thousands)
Debt obligations *	$61,950	$—	$4,000	$21,875	$87,825
Deposits	1,147,871	35,216	7,564	—	1,190,651
Operating lease obligations	2,091	3,286	1,303	1,895	8,575

Total contractual obligations	$1,211,912	$38,502	$12,867	$23,770	$1,287,051

*	Includes principal payment only

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

As of March 31, 2005, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities was 18%. Total available liquidity as of that date was $228.5 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available for sale securities. It is the Company’s policy to maintain a minimum liquidity ratio of at least 15%. The Company’s net non-core fund dependence ratio was 38% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $40 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The net non-core fund dependence ratio was 35% with the assumption of $40 million as stable and core fund sources and certain portion of MMDA as volatile. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by the long-term assets.

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

Gap analysis measures the repricing mismatches between assets and liabilities. The interest rate sensitivity gap is determined by subtracting the amount of liabilities from the amount of assets that reprice during a particular time interval. A liability sensitive position results when more liabilities than assets reprice or mature within a given period. Conversely, an asset sensitive position results when more assets than liabilities reprice within a given period. As of March 31, 2005, the Company was asset sensitive with a positive one-year gap of $210.6 million or 15.2% of total assets and 16.3% of earning assets.

Net interest income of $0 and $475,000 was recorded for the three months ended March 31, 2005, and 2004, respectively. At March 31, 2005, the fair value of the interest rate swaps was at an unfavorable position of $232,000.

Although the interest rate sensitivity gap analysis is a useful measurement tool and contributes to effective asset/liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the Asset/Liability Management Committee also uses simulation modeling on a quarterly basis as a tool to measure the sensitivity of earnings and economic value of equity (“EVE”) to interest rate changes. EVE is defined as the net present value of an institution’s existing assets, minus the present value of liabilities and off-balance sheet instruments. The simulation model captures all assets, liabilities, and off-balance sheet financial instruments, such as the interest rate swaps, and other significant variables considered to be affected by interest rates. These other significant variables include prepayment speeds on mortgage-backed securities, cash flows on loans and deposits, principal amortization, call options on investment securities purchased, balance sheet growth assumptions, and changes in interest rate relationships as various rate indices react differently to market rates. The simulation measures the volatility of net interest income and net portfolio value under immediate rising or falling market rate scenarios in 100-basis-point increments up to 300 basis points.

The following table sets forth, as of March 31, 2005, the estimated impact of changes on the Company’s net interest income over a twelve-month period and EVE, assuming a parallel shift of 100 to 300 basis points in both directions.

Change (In Basis Points)	Net Interest Income (Next twelve months)	% Change	Economic Value of Equity (EVE)	% Change
(Dollars in thousands)
+300	$75,670	22.88%	$92,047	-5.40%
+200	$69,496	12.85%	$94,165	-3.60%
+100	$65,547	6.44%	$95,959	-1.76%
Level	$61,581	0.00%	$97,678	0.00%
-100	$58,026	-5.77%	$99,293	1.65%
-200	$52,812	-14.24%	$99,291	1.65%
-300	$44,768	-27.30%	$99,057	1.41%

As previously indicated, net income increases (decreases) as market interest rates rise (fall), since the Company is asset sensitive. The EVE decreases (increases), as the rate rises (falls), since the EVE has a negative convexity (reverse relationship) with the discount rate. As the above table indicates, a 300 basis points drop in rates impacts net interest income by $16.8 million or a 27% decrease, whereas a rate increase of 300 basis points impacts net interest income by only $14.1 million or a 23% increase.

All interest-earning assets and interest-bearing liabilities and related derivative contracts are included in the rate sensitivity analysis at March 31, 2005. At March 31, 2005, the Company’s estimated changes in net interest income and EVE was within the ranges established by the Board of Directors.

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

CAPITAL RESOURCES

Shareholders’ equity as of March 31, 2005 was $95.4 million, compared to $90.7 million as of December 31, 2004. The primary sources of increases in capital have been retained earnings and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company is financially sound and able to support its growth from its retained earnings.

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

The following table compares the Company’s and Bank’s actual capital ratios at March 31, 2005, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	10.94%	10.89%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	9.88%	9.83%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	8.36%	8.30%	4.00%	5.00%

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk is included as part of Part I, Item 2 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Market Risk/Interest Rate Risk Management”.

Item 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) as of the end of the period covered by this report (the “Evaluation Date”)) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

As reported in the Company’s Form 10-K for its fiscal year ended December 31, 2004, management had concluded that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting, due to an internal control deficiency that constituted a “material weakness,” as defined by the Public Company Accounting Oversight Board’s Accounting Standard No. 2. The identified weakness was that the Company failed to design and implement controls related to the interpretation and implementation of various accounting principles, primarily related to complex non-routine business transactions. Specifically, the Company did not have personnel with the requisite expertise and training or utilize outside consulting expertise with respect to the application of these accounting principles. As a result, as of December 31, 2004, certain audit adjustments related to non-routine business transactions involving financial instruments and the sale of SBA loans, which were not material to the interim or annual financial statements in the aggregate, were necessary to present the financial statements in accordance with generally accepted accounting principles accepted in the United States. The Company subsequently remediated the deficiency in its disclosure controls and procedures by implementing the changes discussed below. After these remedial measures and a re-evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls were effective as of the Evaluation Date.

Changes in Internal Controls. There were no significant changes, other than as discussed below, in the Company’s internal controls over financial reporting or in other factors in the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

To correct the material weakness identified above, the Company has augmented its internal accounting staff to enable the Company to properly apply these complex accounting principles to its financial statements. On March 17, 2005, the Company hired Patrick Hartman, a certified public accountant with more than 28 years of experience in the financial services industry, as its new chief financial officer. The Company is also in the process of expanding its external consulting expertise by retaining a certified public accounting firm as a third party consultant to provide both prospective guidance with respect to complex accounting principles, and to verify the accuracy of the application of these principles before the Company’s financial statements are reviewed by its independent registered public accountants. In addition, as discussed more fully in its report on Form 10-K for its fiscal year ended December 31, 2004, the Company has also implemented updated policies and procedures to enable its interest swaps to again qualify for hedge accounting in second quarter of 2005.

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

We believe that we have meritorious defenses against the claims made by KEIC and the parties alleged to have accepted the bills of exchange subject to the lawsuit. However, we cannot predict the outcome of this litigation, and it will be expensive and time-consuming to defend. One of the Bank’s insurance companies, BancInsure, has informed the Bank that there is coverage for a portion of the cost of defense. While it is possible that a portion of the claims may ultimately be determined to be covered by insurance, BankInsure has stated that it reserves its rights to determine whether coverage exists and ultimately deny coverage. If the outcome of this litigation is adverse to us, and we are required to pay significant monetary damages, our financial condition and results of operations are likely to be materially and adversely affected.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5:	OTHER INFORMATION

On May 10, 2005, Center Bank entered into a memorandum of understanding with the FDIC and the California Department of Financial Institutions (the “DFI”), which memorandum is an informal administrative action primarily with respect to the Bank’s compliance with Bank Secrecy Act (“BSA”) regulations. The memorandum requires the Bank to comply with the BSA and related rules and regulations in all material respects, and to take certain affirmative actions within various specified time frames to address the less than satisfactory BSA conditions identified in the Bank’s joint report of examination by the FDIC and the DFI dated February 22, 2005 (the “Examination Report”). Specifically, the memorandum requires the Bank to (i) implement a written action plan and various other policies and procedures, including comprehensive independent compliance testing, to ensure compliance with all BSA-related rules and regulations, in accordance with specific guidelines set forth in the memorandum; (ii) correct any apparent violations of the BSA and related regulations cited in the Examination Report; (iii) develop the expertise to ensure that generally accepted accounting principles and regulatory reporting guidelines are observed in all of the Bank’s financial transactions and reporting; and (iv) furnish written quarterly progress reports to the FDIC and the DFI detailing the form and manner of any actions taken to secure compliance with the memorandum and the results thereof.

Management believes that the memorandum will have no material impact on our operating results or financial condition and that, unless we fail to adequately address the concerns of the FDIC, the memorandum will not constrain our business. Management is committed to resolving the issues addressed in the memorandum as promptly as possible, and has already taken numerous steps to address the identified deficiencies prior to executing the memorandum.

Item 6:	EXHIBITS

Exhibit No.	Description
2.1	Plan of Reorganization and Agreement of Merger dated June 7, 2002 among California Center Bank, Center Financial Corporation and CCB Merger Company[1]

2.2	Branch Purchase and Assumption Agreement dated January 7, 2004[2]

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Restated Bylaws of Center Financial Corporation[1]

10.1	Employment Agreement between California Center Bank and Seon Hong Kim dated March 30, 2004[3]

10.2	Amended and Restated 1996 Stock Option Plan (assumed by Registrant in the reorganization)[3]

10.3	Lease for Corporate Headquarters Office[1]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[2]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[2]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[2]

11	Statement of Computation of Per Share Earnings (included in Note 7 to Consolidated Financial Statements included herein.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32.1	Certification of Periodic Financial Report (Section 906 Certification)

[1]	Incorporated by reference from Exhibit to the company’s Registration Statement on Form S-4 filed on June 14, 2002

[2]	Filed as an Exhibit to the Form 10-K filed with Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference

[3]	Filed as an Exhibit to the Form 10-Q filed with Securities and Exchange Commission on May 14, 2004 and incorporated herein by reference

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: May 6, 2005	/s/ Seon Hong Kim
Center Financial Corporation Seon Hong Kim President & Chief Executive Officer

Date: May 6, 2005	/s/ Patrick Hartman
Center Financial Corporation Patrick Hartman Executive Vice President & Chief Financial Officer