Form 10-Q
period 2005-06-30
CENTER FINANCIAL CORP
filed 2005-08-15
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

☐ Yes     ☒ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☒ Yes     ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 31, 2005, there were 16,384,065 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

On August 3, 2005, the Company’s Audit Committee concluded that the Company will be required to restate its previously issued financial statements as of and for the years ended December 31, 2004, 2003 and 2002 and certain quarters during those years, and that these financial statements should not be relied upon.

The restatements for the periods mentioned relate to the accounting for the Company’s interest rate swaps, which were acquired between 2001 and 2003. These swaps had been accounted for under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” until October 1, 2004, as if which date the Company had previously determined that the swaps no longer qualified for hedge accounting treatment. The effectiveness test that the Company used is known as the “shortcut method.” Management and the Audit Committee have recently concluded that this form of testing was not permitted under FAS 133 for prime rate indexed swaps from the inception of the Company’s swaps. Although the results of the testing using FAS 133 compliant testing and the results under the shortcut method show no difference in the effectiveness of the swaps, hedge accounting under FAS 133 was not allowed for the above stated periods. The restatements are expected to result in changes to reported income and expense. However, the Company expects that there will be no material effect on either the statements of financial condition or cash flows for any of the periods involved

The restatement financial information included in this filing has been restated as described. However, an independent public accountant has not completed a review of the financial statements in accordance with SEC rules. Therefore, the certifications of the Company's Chief Executive Officer and Chief Financial Officer required by SEC rules to be filed as exhibits to this report on Form 10-Q have not been included with this filing.

The restated financial information included in this filing is not reflected in any filings of prior 10Ks or 10Qs. The necessary amended 10Ks and 10Qs will be filed after audit and review are appropriately completed.

The purpose of the restatement is to eliminate hedge accounting for the interest rate swaps during the periods that the Company used the shortcut method of effectiveness testing. Hedge accounting allows a company to mark the swap contracts to market each month through the Other Comprehensive Earnings section of Shareholders’ Equity. Subsequently, the balance of Other Comprehensive Earnings for swaps is amortized against future net income. Eliminating hedge accounting reverses that treatment and recognizes the mark to market adjustment in current earnings.

The effect of the restatement on earnings for the affected periods is shown in the table included in the “Restatement” portion of Note 2 (“Basis of Presentation”) to the consolidated financial statements included herein.

PART I - FINANCIAL INFORMATION

Item 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

	(Unaudited)	(Unaudited) Restated*
	06/30/2005	12/31/2004
	(Dollars in thousands)
ASSETS
Cash and due from banks	$84,618	$63,564
Federal funds sold	50,190	35,915
Money market funds and interest-bearing deposits in other banks	3,564	3,663

Cash and cash equivalents	138,372	103,142
Securities available for sale, at fair value	189,149	157,027
Securities held to maturity, at amortized cost (fair value of $10,323 as of June 30, 2005 and $11,553 as of December 31, 2004)	10,246	11,396
Federal Home Loan Bank and other equity stock, at cost	5,321	3,905
Loans, net of allowance for loan losses of $12,538 as of June 30, 2005 and $11,227 as of December 31, 2004	1,091,260	995,950
Loans held for sale, at the lower of cost or market	18,992	14,523
Premises and equipment, net	12,947	11,695
Customers’ liability on acceptances	4,221	8,505
Accrued interest receivable	5,174	4,894
Deferred income taxes, net	6,328	7,108
Investments in affordable housing partnerships	3,700	3,857
Cash surrender value of life insurance	10,615	10,430
Goodwill	1,253	1,253
Intangible assets	400	426
Other assets	4,184	4,003

Total	$1,502,162	$1,338,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$387,183	$347,195
Interest-bearing	933,546	818,341

Total deposits	1,320,729	1,165,536
Acceptances outstanding	4,221	8,505
Accrued interest payable	4,556	3,681
Other borrowed funds	48,538	44,854
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	4,405	6,261

Total liabilities	1,401,006	1,247,394
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,373,275 as of June 30, 2005 and 16,283,496 as of December 31, 2004	65,281	64,785
Retained earnings	36,528	26,290
Accumulated other comprehensive income (loss), net of tax	(653)	(355)

Total shareholders’ equity	101,156	90,720

Total	$1,502,162	$1,338,114

See accompanying notes to interim consolidated financial statements.

*	(See “Restatement” portion of Note 2)

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (Unaudited and Restated*)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$20,068	$12,029	$37,813	$23,404
Interest on federal funds sold	188	102	359	163
Interest on taxable investment securities	1,422	754	2,703	1,652
Interest on tax-advantaged investment securities	76	131	147	303
Dividends on equity stock	54	37	87	62
Money market funds and interest-earning deposits	27	71	50	102

Total interest and dividend income	21,835	13,124	41,159	25,686
Interest Expense:
Interest on deposits	5,666	3,312	10,487	6,133
Interest on borrowed funds	278	101	532	270
Interest on long-term subordinated debenture	272	182	538	365

Total interest expense	6,216	3,595	11,557	6,768

Net interest income before provision for loan losses	15,619	9,529	29,602	18,918
Provision for loan losses	1,050	600	1,700	1,450

Net interest income after provision for loan losses	14,569	8,929	27,902	17,468
Noninterest Income:
Customer service fees	2,428	1,994	4,663	3,910
Fee income from trade finance transactions	929	915	1,831	1,618
Wire transfer fees	251	213	455	398
Gain on sale of loans	592	890	1,265	1,267
Net (loss) gain on sale of securities available for sale	1	(6)	51	(6)
Loan service fees	419	458	859	1,009
Other income	394	426	927	779

Total noninterest income	5,014	4,890	10,051	8,975
Noninterest Expense:
Salaries and employee benefits	4,532	3,675	8,977	7,357
Occupancy	854	672	1,569	1,209
Furniture, fixtures, and equipment	407	329	815	650
Data processing	477	506	942	974
Professional service fees	1,108	1,161	1,906	1,305
Business promotion and advertising	666	604	1,316	925
Stationery and supplies	236	127	413	233
Telecommunications	170	157	299	283
Postage and courier service	187	158	350	287
Security service	197	167	372	322
Impairment loss of securities available for sale	—	—	—	540
Loss on termination of interest rate swap	—	—	306	—
(Gain) or Loss on Interest Rate Swaps:
Swap Mark to Market	(231)	1,986	77	1,452
Swap Ineffectiveness	6	—	6	—
Other operating expenses	863	1,021	1,646	1,698

Total noninterest expense	9,472	10,563	18,994	17,235

Income before income tax provision	10,111	3,256	18,959	9,208
Income tax provision	3,978	1,208	7,413	3,503

Net income	$6,133	$2,048	$11,546	$5,705

Earnings per share:
Basic	$0.38	$0.13	$0.71	$0.36
Diluted	$0.37	$0.12	$0.69	$0.35

See accompanying notes to consolidated interim financial statements.

*	(See “Restatement” portion of Note 2)

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2005 AND YEAR ENDED DECEMBER 31, 2004 (Unaudited and Restated*)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
	(Dollars and Share Numbers in thousands)
BALANCE, JANUARY 1, 2004	16,048	$63,438	$15,299	$(476)	$78,261
Comprehensive income
Net income			14,224		14,224
Other comprehensive income
Change in unrealized gain, net of tax expense (benefit) of $88:
Securities available for sale				121	121
Interest rate swap					—

Comprehensive income					14,345

Stock options exercised	235	933			933
Tax benefit from stock options exercised and acceleration of stock options		414			414
Cash dividends ($0.20 per share)	—	—	(3,233)	—	(3,233)

BALANCE, DECEMBER 31, 2004	16,283	64,785	26,290	(355)	90,720

Comprehensive income
Net income			11,546		11,546
Other comprehensive income
Change in unrealized gain, net of tax (benefit) expense of $(227) and $11 on:
Securities available for sale				(313)
Interest rate swap				15	(298)

Comprehensive income					11,248

Stock options exercised	90	496			496
Cash dividends ($0.08 per share)	—	—	(1,308)	—	(1,308)

BALANCE, JUNE 30, 2005	16,373	$65,281	$36,528	$(653)	$101,156

See accompanying notes to interim consolidated financial statements.

*	(See “Restatement” portion of Note 2)

(Continued)

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2005 AND YEAR ENDED DECEMBER 31, 2004 (Unaudited and Restated*)

Disclosures of reclassification amounts for the six months ended June 30, 2005 and for the year ended December 31, 2004:

	6/30/2005	12/31/2004
	(Dollars in thousands)
Unrealized gain on securities available for sale:
Unrealized holding gain arising during period, net of tax expense (benefit) of $(205) in 2005 and $(870) in 2004	$(283)	$(1,199)
Less reclassification adjustments for gain included in net income, net of tax (benefit) expense of ($22) in 2005 and $958 in 2004	(30)	1,320

Net change in unrealized gain on securities available for sale, net of tax (benefit) expense of ($227) in 2005 and $88 in 2004	(313)	121
Unrealized gain on interest rate swap:
Unrealized holding gain arising during period, net of tax expense (benefit) of $11 in 2005	15	—

Net change in unrealized gain on interest rate swap	15	—

Change in unrealized gain on securities available for sale and interest rate swap, net of tax	$(298)	$121

See accompanying notes to interim consolidated financial statements.	(Concluded)

*	(See “Restatement” portion of Note 2)

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (Unaudited and Restated*)

	06/30/2005	06/30/2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$11,546	$5,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	761	672
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	30	288
Provision for loan losses	1,700	1,450
Impairment of securities available for sale	—	540
Net gain on disposal of premises and equipment	—	99
Net (loss) gain on sale of securities available for sale	(51)	6
Originations of SBA loans held for sale	(13,999)	(10,717)
Gain on sale of loans	(1,265)	(1,267)
Proceeds from sale of SBA loans	38,086	22,113
Deferred tax provision	1,024	—
Federal Home Loan Bank stock dividend	(77)	(32)
Increase in accrued interest receivable	(280)	(409)
Net increase in cash surrender value of life insurance policy	(185)	(204)
(Increase) decrease in other assets and servicing assets	(158)	428
Increase in accrued interest payable	875	272
Decrease in accrued expenses and other liabilities	(1,856)	(2,536)

Net cash provided by operating activities	36,151	16,408

Cash flow from investing activities:
Purchase of securities available for sale	(93,062)	(9,477)
Proceeds from principal repayment, matured, or called securities available for sale	46,905	14,066
Proceeds from sale of securities available for sale	13,531	119
Proceeds from matured, called or principal repayment on securities held to maturity	1,135	2,521
Purchase of Federal Home Loan Bank and other equity stock	(1,339)	(1,216)
Net increase in loans	(124,339)	(156,208)
Proceeds from recoveries of loans previously charged off	38	468
Purchases of premises and equipment	(2,013)	(862)
Cash acquired from purchase of Chicago branch	—	3,848
Net decrease (increase) in investments in affordable housing partnerships	157	(279)

Net cash used in investing activities	(158,987)	(147,020)

Cash flow from financing activities:
Net increase in deposits	155,194	181,128
Net increase (decrease) in other borrowed funds	3,684	(38,945)
Proceeds from stock options exercised	496	304
Payment of cash dividend	(1,308)	(1,287)

Net cash provided by financing activities	158,066	141,200

Net increase (decrease) in cash and cash equivalents	35,230	10,588
Cash and cash equivalents, beginning of year	103,142	140,961

Cash and cash equivalents, end of year	$138,372	$151,549

Supplemental disclosure of cash flow information:
Interest paid	$10,681	$6,457
Income taxes paid	$7,980	$5,217

See accompanying notes to consolidated financial statements.

*	(See “Restatement” portion of Note 2)

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. THE BUSINESS OF CENTER FINANCIAL CORPORATION

The financial information included in this filing have been restated as hereinabove described. However, an independent public accountant has not completed a review of the financial statements in accordance with SEC rules. Therefore, the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by SEC rules to be filed as exhibits to this report Form 10-Q have not been included with this filing.

Center Financial Corporation (“Center Financial”) is a bank holding company headquartered in Los Angeles, California which was incorporated on April 19, 2000 and acquired all of the issued and outstanding shares of Center Bank (the “Bank”) in October 2002. Center Financial’s direct subsidiaries include the Bank and Center Capital Trust I. Center Capital Trust is a Delaware statutory business trust formed in December 2003 for the exclusive purpose of issuing and selling capital trust pass-through securities. Center Financial exists primarily for the purpose of holding the stock of the Bank and of other subsidiaries. Center Financial, the Bank, and the subsidiary of the Bank (“CB Capital Trust”) discussed below, are collectively referred to herein as the “Company.”

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters is located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank is a community bank providing comprehensive financial services for small to medium sized business owners, mostly in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is the greater Los Angeles metropolitan area, including Orange, San Bernardino, and San Diego counties in California and Cook County in Illinois, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has sixteen full-service branch offices located in Los Angeles, Orange, San Bernardino, and San Diego counties in California, Cook County in Illinois and Seattle in Washington. The Bank opened 14 of its branches as de novo branches. On April 26, 2004, the Company completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch in Cook County, Illinois, the Bank’s first out-of-state branch, which focuses on the Korean-American niche market in Chicago. The Company assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Company opened its fifteenth and sixteenth branches in the San Fernando Valley, in Los Angeles, California and in Seattle, Washington on December 20, 2004 and May 5, 2005, respectively. The Bank also operates nine Loan Production Offices (“LPOs”) in Phoenix, Seattle, Denver, Washington D.C., Las Vegas, Atlanta, Honolulu, Houston and Dallas. During the third quarter of 2004, the Company opened LPOs in Atlanta and Honolulu. New LPOs in Houston and Dallas started operation in late October 2004. The Company has also obtained regulatory approvals to expand its branch network in Southern California with a new office in Irvine.

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

Center Financial’s principal source of income is currently dividends from the Bank, but Center Financial intends to explore supplemental sources of income in the future. The expenditures of Center Financial, including the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, legal and accounting professional fees, and Nasdaq listing fees, have been and will generally be paid from dividends paid to Center Financial by the Bank.

2. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Center Financial, the Bank, and CB Capital Trust. Intercompany transactions and accounts have been eliminated in consolidation. Center Capital Trust I is not consolidated as disclosed in Note 7.

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The information furnished in these interim statements reflects all adjustments which are, in the opinion of Management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three and six months ended June 30, 2005 are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Restatement: On August 3, 2005, the Company’s Audit Committee concluded that the Company will be required to restate its previously issued financial statements as of and for the years ended December 31, 2004, 2003 and 2002 and certain quarters during those years, and that these financial statements should not be relied upon.

The restatements for the periods mentioned relate to the accounting for the Company’s interest rate swaps, which were acquired between 2001 and 2003. These swaps had been accounted for under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” until October 1, 2004, as of which date the Company had previously determined that the swaps no longer qualified for hedge accounting treatment. The effectiveness test that the Company used is known as the “shortcut method.” Management and the Audit Committee have recently concluded that this form of testing was not permitted under FAS 133 for prime rate indexed swaps from the inception of the Company’s swaps. Although the results of the testing using FAS 133 compliant testing and the results under the shortcut method show no difference in the effectiveness of the swaps, hedge accounting under FAS 133 was not allowed for the above stated periods. The restatements are expected to result in changes to reported income and expense. However, the Company expects that there will be no material effect on either the statements of financial condition or cash flows for any of the periods involved

The financial information included in this filing has been restated as described. However, an independent public accountant has not completed a review of the financial statements in accordance with SEC rules. Therefore, the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by SEC rules to be filed as exhibits to this report Form 10-Q have not been included with this filing.

The restated financial information included in this filing is not reflected in any filings of prior 10Ks or 10Qs. The necessary amended 10Ks and 10Qs will be filed after audit and review are appropriately completed.

The purpose of the restatement is to eliminate hedge accounting for the interest rate swaps during the periods that the Company used the shortcut method to test effectiveness. Hedge accounting allows a company to record changes in the fair market value of swap contracts in the Other Comprehensive income component of Shareholders’ Equity. Eliminating hedge accounting requires change in the fair market value in interest rate swaps to be recorded in current earnings.

The effect of the restatement on earnings for affected periods is shown in the following table. The restated figures in the following table are preliminary and may change following the review of the restated financial statements by the Company’s independent accountants.

	Pre Tax			After Tax
	Pre Tax Swap Mark to Market	PreTax Income	% of Pre Tax Income	After Tax Swap Mark to Market	Net Income	% of Net Income
Q401	(192)	2,931	(6.6%)	(111)	1,757	(6.3%)
2001	(192)	12,106	(1.6%)	(111)	7,760	(1.4%)

Q102	450	3,473	13.0%	261	2,141	12.2%
Q202	233	3,130	7.4%	135	1,914	7.0%
Q302	1,290	4,490	28.7%	747	2,807	26.6%
Q402	(236)	3,713	(6.3%)	(137)	2,484	(5.5%)
2002	1,736	14,806	11.7%	1,006	9,347	10.8%

Q103	1,080	4,007	26.9%	626	2,525	24.8%
Q203	48	4,894	1.0%	28	3,078	0.9%
Q303	382	4,671	8.2%	222	3,005	7.4%
Q403	(1,133)	4,777	(23.7%)	(657)	3,043	(21.6%)

2003	376	18,348	2.1%	218	11,652	1.9%

Q104	534	5,418	9.9%	309	3,347	9.2%
Q204	(1,986)	5,241	(37.9%)	(1,151)	3,199	(36.0%)
Q304	249	6,654	3.7%	144	4,103	3.5%
Q304	0	6,662	n/a	0	4,365	n/a

2004	(1,204)	23,975	(5.0%)	(698)	15,014	(4.6%)

3. SIGNIFICANT ACCOUNTING POLICIES

Accounting policies are fully described in Note 2 in Center Financial’s Annual Report on Form 10-K and there have been no material changes except as herein noted.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer . SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 is effective for loans and debt securities acquired by the Company after December 15, 2004. Upon adoption on January 1, 2005, there was no impact on the Company’s financial position, results of operations, or cash flows.

Management does not expect SOP 03-3 to have a material impact on our future financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and amends SFAS No. 95, Statement of Cash Flows . This revision of SFAS No. 123 eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. This Statement also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value based method as prescribed by SFAS No. 123R, the Company is required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value on the grant date of the award. The Statement does not specify a valuation technique to be used to estimate the fair value but states that the use of option-pricing models such as a lattice model (i.e. a binomial model) or a closed-end model (i.e. the Black-Scholes model) would be acceptable. The revised accounting for stock-based compensation requirements must be adopted no later than the beginning of the first annual reporting period that begins after June 15, 2005.

The Company will adopt this Standard effective January 1, 2006, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Currently, the Company does not recognize compensation expense for stock-based compensation. Management does not anticipate that this will have a material effect on the Company’s results of operations, financial position or cash flows. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been similar to the pro forma net income and earnings per share in accordance with SFAS No. 123 as subsequently disclosed in Note 5.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, that addresses accounting for changes in accounting principle, changes in accounting estimates and changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1 , as final. The final FSP will supersede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value . The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Adoption of this standard is not expected to have a significant impact on the Company’s stockholders’ equity.

5. STOCK BASED COMPENSATION

At June 30, 2005, the Company had stock-based employee compensation plans, which are described more fully in Note 14 to the Consolidated Financial Statements included in Center Financial’s Annual Report on Form 10-K. The Company applies the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,”

and related interpretations in accounting for its plans. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date the option is granted. The following table presents the pro forma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004 Restated*	2005	2004 Restated*
	(In thousands, except earnings per share)
Net income, as reported	$6,133	$2,048	$11,546	$5,705
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	134	91	282	170

Pro forma net income	$5,999	$1,957	$11,264	$5,535

Earning per share
Basic - as reported	$0.38	$0.13	$0.71	$0.35
Basic - pro forma*	$0.37	$0.12	$0.69	$0.34
Diluted - as reported	$0.37	$0.12	$0.69	$0.35
Diluted - pro forma	$0.36	$0.12	$0.68	$0.34

*	(See “Restatement” portion of Note 2

The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	06/30/2005	06/30/2004	06/30/2005	06/30/2004
Dividend Yield	0.79%	1.07%	0.79%	1.07
Volatility	30%	30%	30%	30%
Risk-free interest rate	3.8%	3.3%	3.8%	3.3%
Expected life	3-5 years	3-5 years	3-5 years	3-5 years

6. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank and the Treasury, Tax, and Loan Investment Program, which is administered by the Federal Reserve Bank. Borrowed funds totaled $48.5 million and $44.9 million at June 30, 2005 and December 31, 2004, respectively. Interest expense on total borrowed funds was $532,000 for the six months ended June 30, 2005, compared to $270,000 for the six months ended 2004, reflecting average interest rates of 3.10%, and 2.18%, respectively.

As of June 30, 2005, the Company borrowed $47.2 million from the Federal Home Loan Bank of San Francisco with overnight, term borrowing and 1 to 15 years note borrowings . Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of the notes. The Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with Federal Home Loan Bank, with a total carrying value of $700.0 million at June 30, 2005. During 2004, the Company started to participate in a new Blanket Lien Program with the FHLB in order to better utilize its borrowing capacity and use of its collateral. Under this program, the Company increased its collateral in order to increase its borrowing capacity as well as create a new liquidity source for future use. Total interest expense on the notes was $517,000 and $265,000 for the six months ended June 30, 2005, and 2004, respectively, reflecting average interest rates of 3.12% and 2.27% respectively.

Federal Home Loan Bank advances outstanding as of June 30, 2005 mature as follows:

	2005	2007	2012	2017	Total
	(Dollars in thousands)
Borrowings	$40,000	$4,000	$1,516	$1,733	$47,249
Weighted interest rate	3.45%	4.08%	4.58%	5.24%	3.60%

Borrowings obtained from the Treasury, Tax, and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $3.4 million at June 30, 2005, as collateral to participate in the program. The total borrowed amount under the program, outstanding at June 30, 2005 and December 31, 2004 was $1.2 million and $2.2 million, respectively. Interest expense on notes was $11,200 and $4,500 for the six months ended June 30, 2005 and 2004, respectively, reflecting average interest rates of 2.45% and 0.76% respectively. In addition, the Company had customer deposits for tax payments which amounted to $113,000 and $268,000 at June 30, 2005 and December 31, 2004, respectively.

7. LONG-TERM SUBORDINATED DEBENTURE

The Company established Center Capital Trust I in December 2003 (the “Trust”) as a statutory business trust, which is a wholly owned subsidiary of the Company. In the private placement transaction, the Trust issued $18 million of floating rate (3-month LIBOR plus 2.85%) capital securities representing undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I Capital for regulatory purposes. Effective December 31, 2003, as a consequence of adopting the provisions of FIN No. 46R, the Trust has never been consolidated into the accounts of the Company. Long term subordinated debt represents liabilities of the Company to the Trust.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 15.3% of the Company’s Tier I capital

8. EARNINGS PER SHARE

The actual number of shares outstanding at June 30, 2005, was 16,373,275. Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated on the basis of weighted average shares outstanding during the period plus shares issuable upon assumed exercise of outstanding common stock options.

The following table sets forth the Company’s earnings per share calculation for the three and six months ended June 30, 2005 and 2004:

	For the Three Months Ended June 30,
	2005			2004 Restated*
	(In thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$6,133	16,356	$0.38	$2,048	16,092	$0.13
Effect of dilutive securities:
Stock options	—	321	(0.01)	—	517	(0.01)

Diluted earnings per share*	$6,133	16,677	$0.37	$2,048	16,609	$0.12

*	(See “Restatement” portion of Note 2)

	For the Six Months Ended June 30,
	2005			2004 Restated*
	(In thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$11,546	16,336	$0.71	$5,705	16,070	$0.36
Effect of dilutive securities:
Stock options	—	334	(0.02)	—	403	(0.01)

Diluted earnings per share	$11,546	16,670	$0.69	$5,705	16,473	$0.35

*	(See “Restatement” portion of Note 2)

9. CASH DIVIDENDS

On March 16, 2005, the Board of Directors declared a quarterly cash dividend of 4 cents per share. This cash dividend was paid on April 14, 2005 to shareholders of record as of March 31, 2005.

On June 24, 2005, the Board of Directors declared a quarterly cash dividend of 4 cents per share. This cash dividend was paid on July 25 2005, to shareholders of record as of July 8, 2005.

10. GOODWILL AND INTANGIBLES

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, SFAS No. 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. The Company adopted SFAS No. 142 on January 1, 2002.

In April 2004, the Company purchased the Chicago branch of Korea Exchange Bank and recorded goodwill of $1.3 million and a core deposit intangible of $462,000. The Company amortizes premiums on acquired deposits using the straight-line method over 5 to 9 years. Accumulated amortization expense for core deposit intangible was $62,000, and the core deposit intangible balance net of amortization was $400,000 at June 30, 2005. Estimated amortization expense for core deposit intangible for five succeeding fiscal years and thereafter are as follows:

Estimated amortization expense for core deposit intangible for the remainder of 2005 and five succeeding fiscal years as follows:

Dollars in thousands
2005 (remaining six months)	$27
2006	53
2007	53
2008	53
2009	54
2010 thereafter	160

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at June 30, 2005 and December 31, 2004 follows:

Outstanding Commitments (Dollars in thousands)

	June 30, 2005	December 31, 2004
Loans	$207,736	$171,660
Standby letters of credit	12,378	11,929
Performance bonds	284	132
Commercial letters of credit	28,994	22,150

12. DERIVATIVE FINANCIAL INSTRUMENTS

This note should be read in junction with the “Restatement” portion of Note 2 above (“Basis of Presentation”). The Company has identified certain variable-rate loans as a source of interest rate risk to be hedged in connection with the Company’s overall asset-liability management process. As these loans have contractually variable rates, there is a risk of fluctuation in interest income as interest rates rise and fall in future periods. In response to this identified risk, the Company uses interest rate swaps as a cash flow hedge to mitigate the interest rate risk associated with the cash flows of the specifically identified variable-rate loans.

The Company’s interest rate swaps did not qualify for the use of the accounting treatment known as hedge accounting until the second quarter of 2005. There are two general components of accounting for the hedge instruments when hedge accounting is not used. First, the settlement payments involved in the hedge contracts are recorded in current income as Interest and Fees on Loans to reflect the impact of the contracts on the hedged assets. Second, the change in the market value of the hedge contracts is recorded in current income as gain or loss on interest rate swaps.

In the second quarter 2005, the Company implemented the procedures necessary to qualify for hedge accounting. Under this method of accounting the settlement payments involved in the hedge contracts are recorded in current income as Interest and Fees on Loans to reflect the impact of the contracts on the hedged assets as it was under the previously employed accounting method. The second component, consisting of the change in the market value of the hedge contract, is recorded in Other Comprehensive Income in the period of change, and aggregated in Accumulated Other Comprehensive Income, a separate component of shareholders’ equity, net of tax, while ineffective portions are recognized in current earnings.

Under both methods used by the Company, revenues or expenses associated with the interest rate swap are accounted for on an accrual basis and are recognized as adjustments to interest income on loans, based on the interest rates currently in effect for the interest rate swap agreements.

The following table provides information as of June 30, 2005, on Company’s outstanding derivatives:

Description	Notional Value	Period	Fixed Receiving Rate	Floating Paying Rate
	(Dollars in thousands)
Interest Rate Swap II	$25,000	08/02-08/06	6.25%	WSJ Prime	*
Interest Rate Swap III	$20,000	12/02-12/05	5.51%	WSJ Prime	*

(*)	At June 30, 2005, the Wall Street Journal published Prime Rate was 6.25 percent

The Company has entered into interest rate swaps to hedge the interest rate risk associated with the cash flows of specifically identified variable-rate loans. As of June 30, 2005, the Company had two interest rate swap agreements with a total notional amount of $45 million. One swap with notional value of a $20 million matured in May 2005. In February 2005, the Company terminated a $20 million notional amount interest rate swap with a loss of $306,000.

Settlement payments involved in the hedge contracts recorded in net interest income was $25,000 for the six months ended June 30, 2005, respectively as compared to $475,000 for the corresponding periods of last year. Change in the market value of the hedge contracts recorded in current income as gain or loss on interest rate swaps during the first quarter 2005 (when hedge accounting was not used) and for the six months ended June 30, 2005 was $77,000 compared to $1.4 million during the six months ended June 30, 2004 when hedge accounting was not used. During the second quarter 2005 hedge accounting was used, therefore the change in the market value of the hedge contracts of $26,000 is recorded in a separate component of shareholders’ equity, net of tax, while the ineffective loss of $6,000 is recognized in current earnings.

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

13. BUSINESS SEGMENTS

Management utilizes an internal reporting system to measure the performance of the Company’s various operating segments. Management has identified three principal operating segments for purposes of management reporting: banking operations, trade finance (“TFS”), and small business administration (“SBA”). Information related to the remaining centralized functions and eliminations of inter-segment amounts have been aggregated and included in banking operations. Although all three operating segments offer financial products and services, they are managed separately based on each segment’s strategic focus. The banking operation segment focuses primarily on commercial and consumer lending and deposit operations throughout the branch network. The TFS segment allows import/export customers to handle their international transactions. Trade finance products include the issuance and collection of letters of credit, international collection, and import/export financing. The SBA segment provides our customers with the U.S. SBA guaranteed lending program.

Operating segment results are based on the internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses. Net interest income is based on the internal funds transfer pricing system which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. The Company allocates indirect costs, including overhead expense, to the various segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. The Company allocates the provision for loan losses based on new loan originations for the period. Management evaluates overall performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

Future changes in the management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods have been restated for comparability for changes in management structure or reporting methodologies.

The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30, 2005
	(Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$18,127	$1,618	$2,090	$21,835
Interest expense	5,297	378	541	6,216

Net interest income	12,830	1,240	1,549	15,619
Provision for loan losses	883	151	16	1,050

Net interest income after provision for loan losses	11,947	1,089	1,533	14,569
Other operating income	3,234	1,037	743	5,014
Other operating expenses	8,383	733	356	9,472

Segment pretax profit	$6,798	$1,393	$1,920	$10,111

Segment assets	$1,304,816	$108,681	$88,665	$1,502,162

	Three Months Ended June 30, 2004
	(Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$10,323	$1,317	$1,484	$13,124
Interest expense	3,005	310	280	3,595

Net interest income	7,318	1,007	1,204	9,529
Provision for loan losses	531	77	(8)	600

Net interest income after provision for loan losses	6,787	930	1,212	8,929
Other operating income	2,681	1,013	1,196	4,890
Other operating expenses	7,420	722	435	8,577

Segment pretax profit	$2,048	$1,221	$1,973	$5,242

Segment assets	$956,973	$120,484	$108,520	$1,185,977

	Six Months Ended June 30, 2005 (Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$34,441	$3,186	$3,532	$41,159
Interest expense	9,752	761	1,044	11,557

Net interest income	24,689	2,425	2,488	29,602
Provision for loan losses	1,757	(14)	(43)	1,700

Net interest income after provision for loan losses	22,932	2,439	2,531	27,902
Other operating income	6,444	2,168	1,439	10,051
Other operating expenses	16,747	1,510	737	18,994

Segment pretax profit	$12,630	$3,097	$3,233	$18,959

Segment assets	$1,304,816	$108,681	$88,665	$1,502,162

	Six Months Ended June 30, 2004 (Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$20,032	$2,639	$3,015	$25,686
Interest expense	5,619	602	547	6,768

Net interest income	14,413	2,037	2,468	18,918
Provision for loan losses	1,127	242	81	1,450

Net interest income after provision for loan losses	13,286	1,795	2,387	17,468
Other operating income	5,363	1,807	1,805	8,975
Other operating expenses	15,015	1,395	825	17,235

Segment pretax profit	$3,634	$2,207	$3,367	$9,208

Segment assets	$956,973	$120,484	$108,520	$1,185,977

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On August 3, 2005, the Company’s Audit Committee concluded that the Company will be required to restate its previously issued financial statements as of and for the years ended December 31, 2004, 2003 and 2002 and certain quarters during those years, and that these financial statements should not be relied upon.

The restatements for the periods mentioned relate to the accounting for the Company’s interest rate swaps, which were acquired between 2001 and 2003. These swaps had been accounted for under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” until October 1, 2004, as of which date the Company had previously determined that the swaps no longer qualified for hedge accounting treatment. The effectiveness test that the Company used is known as the “shortcut method.” Management and the Audit Committee have recently concluded that this form of testing was not permitted under FAS 133 for prime rate indexed swaps from the inception of the Company’s swaps. Although the results of the testing using FAS 133 compliant testing and the results under the shortcut method show no difference in the effectiveness of the swaps, hedge accounting under FAS 133 was not allowed for the above stated periods. The restatements are expected to result in changes to reported income and expense. However, the Company expects that there will be no material effect on either the statements of financial condition or cash flows for any of the periods involved

The restatement financial information included in this filing have been restated as described. However, an independent public accountant has not completed a review of the financial statements in accordance with SEC rules. Therefore, the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by SEC rules to be filed as exhibits to this report Form 10-Q have not been included with this filing.

The restated financial information included in this filing is not reflected in any filings of prior 10Ks or 10Qs. The necessary amended 10Ks and 10Qs will be filed after audit and review are appropriately completed.

The purpose of the restatement is to eliminate hedge accounting for the interest rate swaps during the periods that the Company used the shortcut method of effectiveness testing. Hedge accounting allows a company to mark the swap contracts to market each month through the Other Comprehensive Earnings section of Shareholders’ Equity. Subsequently, the balance of Other Comprehensive Earnings for swaps is amortized against future net income. Eliminating hedge accounting reverses that treatment and recognizes the mark to market adjustment in current earnings.

The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three and six months ended June 30, 2005. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 and with the unaudited consolidated financial statements and notes as set forth in this report. As indicated above, the Company is in the process of amending its Form 10-K for the fiscal year ended December 31, 2004, as well as certain other prior filings, and the financial statements contained therein can no longer be relied upon. All restated financial information for prior periods contained in this report is preliminary and may change following the review of the restated financial statements by the Company’s independent accountants.

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

Interest Rate Swaps

This discussion should be read in junction with the “Restatement portion of Note 2 (“Basis of Presentation”) to the consolidated financial statements contained herein. As part of our asset and liability management strategy, we have entered into derivative financial instruments, such as interest rate swaps. The objective for the interest rate swaps is to manage asset and liability positions in connection with our strategy of minimizing the interest rate fluctuations on interest rate margin and equity. The interest rate swaps are considered to be cash flow hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition.

If such swaps qualify for hedge accounting treatment, then the change in the fair value of the swaps is recorded as a component of other comprehensive income (“OCI”), net of tax, in the period of change. The net cumulative total of gains and losses are aggregated in accumulated other comprehensive income. The amounts are reclassified into interest income as such cash flows occur in the future. However, if the swaps do not qualify for hedge accounting treatment, then the change in the fair value of the swaps is recorded as a gain or loss directly to the consolidated statement of earnings as a part of non-interest expense or income, as applicable. Currently, fair value of the interest rate swaps is estimated by discounting the future cash flows based on the current market yield curve using a standard swap valuation model.

The Company’s interest rate swaps did not qualify for hedge accounting treatment until the second quarter of 2005 to account for the derivative instruments.

SUMMARY OF FINANCIAL DATA

Executive Overview

This discussion should be read in junction with the “Restatement portion of Note 2 (“Basis of Presentation”) to the consolidated financial statements contained herein. Helped by continuing rate hikes and moderate growth in loans, the Company reported another record income for the second quarter of 2005. Consolidated net income for the second quarter of 2005 grew 199%, of which about 90% reflected increases from operating earnings, and the other 109% resulted from the effect of the accounting treatment of the Company’s interest rate swaps, as restated. Consolidated net income for the second quarter of 2005 was $6.1 million, or $0.37 per diluted share compared to $2.0 million or $0.12 per diluted share ($3.2 million or $0.20 per diluted share) in the second quarter of 2004. Consolidated net income in the second quarter of 2004 includes the pre-tax mark to market loss for interest rate swaps of $2.0 million. Before restatement this loss was included in Other Comprehensive Earnings net of taxes and did not affect current earnings. The fluctuation noted above is in part due to this change in accounting methods.

Consolidated net income for the first half of 2005 was $11.5 million, an increase of 102%, (77% without the effect of the swaps) or $0.69 per diluted share ($6.5 million and $0.40 per diluted share without the effect of the swaps) compared to $5.7 million or $0.35 per diluted share in the first half of 2004. The following were highlights related to the second quarter and first half of 2005 results as compared to comparable periods in 2004:

•	Management recently determined that the method of evaluating the effectiveness of the hedges used in 2002 through 2004 did not meet the technical requirements necessary to qualify for the hedge accounting treatment utilized during those periods. As a result, the Company has decided to restate its results from 2002 through 2004 with respect to the reporting of gains and losses due to changes in the fair market values of its interest rate swaps

•	Our revenue increased by 49% to $26.8 million in the second quarter of 2005 versus 2004. For the first half of 2005, our revenue also increased by 48% to $51.2 million.

•	Net interest income after provision for loan losses increased 63% to $14.6 million in second quarter. For the six months ended June 30, 2005 net interest income after provision for loan losses increased by 60% to $27.9 million. These increases were mainly due to the market rate hikes and loan growth.

•	Fueled by market rate hikes, our net interest margin increased to 4.92% and 4.77% in the second quarter and first half of 2005, respectively, as compared to 3.73% and 3.87% in the comparable periods of 2004.

•	Mainly contributed by an increased customer base as a result of geographical growth, our noninterest income grew by $124,000 or 3% in the second quarter of 2005, compared with same period in 2004. Noninterest income for the first half of 2005 was up by 12% to $10.1 million.

•	Due to mark to market losses on interest rate swaps for the previous period, offset by increases in labor costs, noninterest expense decreased by $1.1 million during the second quarter of 2005. The increased hiring activity of highly qualified personnel due to geographical expansion was a major contributor to the increase in noninterest expense during the second quarter of 2005.

•	We increased our provision for loan losses by $1.1 million during the second quarter of 2005 as compared to $600,000 for the same period of 2004. The increase in the provision was primarily due to growth in the commercial business loans and commercial real estate loan portfolios.

•	Total deposits increased by 13% during the first half of 2005. The most significant increase in deposits since December 31, 2004 was an $81.1 million increase in time deposits over $100,000. This increase in time deposits over $100,000 was partially due to a new product offered by the Company with flexible rates to attract new deposits. Non-interest bearing demand deposits also increased by 12% to $387.2 million during the first half of 2005.

Our financial condition and liquidity remain strong. The following are important factors in understanding our financial condition and liquidity:

•	We continued our geographical expansion by opening a new full service branch in Seattle in May 2005.

•	During the first half of 2005, we have experienced moderate loan growth in commercial real estate loans, commercial business loans and consumer loans. At June 30, 2005, our total gross loan portfolio increased by 10%, to $1.1 billion as compared to $1.0 billion at December 31, 2004.

•	Our total assets continued to grow and reached $1.5 billion at June 30, 2005, an increase of 12% over December 31, 2004.

•	Despite the loan growth, our ratio of non-accrual loans to total loans decreased to 0.27% at June 30, 2005 as compared to 0.34% at December 31, 2004. Our ratio of the allowance for loan losses to total nonperforming loans significantly increased to 414% at June 30, 2005, as compared to 327% at December 31, 2004.

•	Under the regulatory framework for prompt corrective action, we continue to be “well-capitalized”.

•	The Company declared its quarterly cash dividend of $0.04 per share on June 24, 2005.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in the Consolidated Statements of Operations, during the second quarter and for the six months ended June 30, 2005 the Company generated record net income of $6.1 million and $11.5 million, respectively, as compared to $2.0 million and $5.7 million (as restated to reflect losses on the Company’s interest rate swaps) for the same periods in 2004. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and net noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

Total interest and dividend income for the second quarter of 2005 increased 66% to $21.8 million compared with $13.1 million for the same period in 2004, primarily due to continuing market rate hikes and loan growth. Growth was driven by an increase in average net loans and average investment securities. Average net loans increased $225.4 million or 27% and average investment securities increased $59.3 million or 53% for the second quarter of 2005 compared to the same period in 2004. The Company invested its excess funds in higher yielding short-term investment securities during the first half of 2005.

Total interest expense for the second quarter of 2005 increased 73% to $6.2 million compared with $3.6 million for the same quarter in 2004. This increase was due to market rate increases and deposit growth.

Net interest income before provision for loan losses increased by $6.1 million for the second quarter of 2005 compared to the like quarter in 2004. Of this increase, approximately $2.6 million was due to volume changes $2.8 million was due to rate changes and $606,000 due to rate and rate/volume changes. The average yield on loans for the second quarter of 2005 increased to 7.53% compared to 5.74% for the like quarter in 2004, an increase of 179 basis points. This increase was mainly due to rate hikes in later part of 2004 through first half of 2005. The average investment portfolios for the second quarter of 2005 and 2004 were $171.9 million and $112.6 million, respectively. The average yields on the investment portfolio as of the second quarter of 2005 and 2004 were 3.49% and 3.16%, respectively.

The interest margin for the second quarter of 2005 equaled 4.92%, a 119 basis point increase compared to 3.73% for the same quarter of 2004. This increase in the net interest margin was mainly attributable to a 200 basis point increase in the prime and market rates set by the Federal Reserve Board since July 2004. The yield on earning assets for the second quarter of 2005 was 6.87%, 173 basis points higher than 5.14% in the same quarter of last year. This increase in 2005 was mainly due to the increase in loan yield as a result of market rate increases. Similarly, the average cost of interest-bearing liabilities increased to 2.76% in the second quarter of 2005 compared to 2.00% during the same quarter in 2004. This increase was driven by 107 basis points increase in average rate of time certificate of deposits.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended June 30, 2005 and 2004:

Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended June 30,
	2005			2004
	(Dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[1]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[1]
Assets:
Interest-earning assets:
Loans [2]	$1,068,492	$20,068	7.53%	$843,084	$12,029	5.74%
Federal funds sold	25,263	188	2.98	39,294	102	1.04
Taxable investment securities:
U.S. Treasury	1,267	14	4.43	2,111	24	4.57
U.S. Governmental agencies debt securities	78,978	618	3.14	40,332	280	2.79
U.S. Governmental agencies mortgage backed securities	66,948	614	3.68	36,274	297	3.29
Municipal securities	101	1	3.97	102	1	3.94
Other securities[3]	14,657	175	4.79	16,835	152	3.63

Total taxable investment securities:	161,951	1,422	3.52	95,654	754	3.17
Tax-advantaged investment securities [4]
Municipal securities	5,098	53	6.42	5,469	56	6.34
Others - Government preferred stock	4,885	23	2.60	11,489	75	3.62

Total tax-advantaged investment securities	9,983	76	4.55	16,958	131	4.49
Equity Stocks	4,943	54	4.38	3,815	37	3.90
Money market funds and interest-earning deposits	3,564	27	3.04	28,352	71	1.01

Total interest-earning assets	1,274,196	$21,835	6.87%	1,027,157	$13,124	5.14%

Non-interest earning assets:
Cash and due from banks	69,815			60,266
Bank premises and equipment, net	12,583			11,262
Customers’ acceptances outstanding	3,980			4,622
Accrued interest receivables	3,889			3,346
Other assets	27,830			24,824

Total noninterest-earning assets	118,097			104,320

Total Assets	$1,392,293			$1,131,477

[1]	Average rates/yields for these periods have been annualized.

[2]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees (cost) included in loan income were approximately $290,000 and $11,000, for the three months ended June 30, 2005 and 2004, respectively. Amortized loan (cost) fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[3]	Other securities include U.S. government asset-backed securities, corporate trust preferred securities, and corporate debt securities.

[4]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended June 30,
		2005			2004
		(Dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[5]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[5]
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$214,546	$975	1.82%	$182,295	$677	1.49%
Savings	79,097	636	3.23	65,759	597	3.65
Time certificates of deposit in: denominations of $100,000 or more	476,913	3,546	2.98	368,506	1,686	1.84
Other time certificates of deposit	82,536	509	2.47	76,997	352	1.84

	853,092	5,666	2.66	693,557	3,312	1.92
Other borrowed funds	33,109	278	3.37	10,985	101	3.70
Long-term subordinated debentures	18,557	272	5.88	18,557	182	3.94

Total interest-bearing liabilities	904,758	$6,216	2.76%	723,099	$3,595	2.00%

Non-interest-bearing liabilities:
Demand deposits	380,479			315,555
Other liabilities	8,154			10,709

Total non-interest bearing liabilities	388,633			326,264
Shareholders’ equity	98,902			82,114

Total liabilities and shareholders’ equity	$1,392,293			$1,131,477

Net interest income		$15,619			$9,529

Net interest spread [6]			4.11%			3.14%
Net interest margin[7]			4.92%			3.73%

Ratio of average interest-earning assets to interest-bearing liabilities			140.83%			142.05%

Net interest income before provision for loan losses for the first half of 2005 was $29.6 million compared to $18.9 million for the first half of 2004, which constitutes an increase of $10.7 million, or 57%. Of this increase, approximately $5.8 million, $4.0 million, and $890,000 was due to volume, rate and rate/volume changes, respectively. Fueled by market rate increases, the average yield on loans for the first half of 2005 increased to 7.27% compared to 5.82% for the like period in 2004, an increase of 145 basis points. The average investment portfolios for the first half of 2005 and 2004 were $168.1 million and $117.8 million, respectively. The average yields on the investment portfolio as of the first half of 2005 and 2004 were 3.42% and 3.34%, respectively. Growth in higher cost time certificate of deposits had an unfavorable impact on the Company’s net interest margin. For the first half of 2005, time certificate of deposits grew $132.3 million or 32% as compared to the like period in 2004. Other borrowed funds for the first half of 2005, increased $9.7 million to $34.6 million compared to $24.8 million for the first half of 2004. This was due to increase in FHLB borrowings. The issuance of $18.0 million of long-term subordinated debenture in December 2003 contributed to the decline in the net interest margin, due to the higher cost of long-term subordinated debentures as compared to short-term borrowings such as fed funds purchased.

[5]	Average rates/yields for these periods have been annualized.

[6]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

[7]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the six months ended June 30, 2005 and 2004:

Distribution, Rate and Yield Analysis of Net Income

	Six Months Ended June 30,
	2005			2004
	(Dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[8]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[1]
Assets:
Interest-earning assets:
Loans [9]	$1,048,268	$37,813	7.27%	$808,987	$23,404	5.82%
Federal funds sold	26,318	359	2.75	31,951	163	1.03
Taxable investment securities:
U.S. Treasury	1,644	38	4.66	2,126	49	4.63
U.S. Governmental agencies debt securities	71,084	1,053	2.99	42,844	614	2.88
U.S. Governmental agencies mortgage backed securities	67,856	1,250	3.71	38,501	680	3.55
Municipal securities	101	3	5.99	102	3	5.91
Other securities[10]	15,479	359	4.68	16,856	306	3.65

Total taxable investment securities:	156,164	2,703	3.49	100,429	1,652	3.31
Tax-advantaged investment securities [11]
Municipal securities	5,098	106	6.45	5,650	116	6.35
Others - Government preferred stock	6,789	41	1.68	11,769	187	4.40

Total tax-advantaged investment securities	11,887	147	3.72	17,419	303	5.03
Equity Stocks	4,427	87	3.96	3,196	62	3.90
Money market funds and interest-earning deposits	3,571	50	2.82	20,440	102	1.00

Total interest-earning assets	1,250,635	$41,159	6.64%	982,422	$25,686	5.26%

Non-interest earning assets:
Cash and due from banks	68,623			63,185
Bank premises and equipment, net	12,238			11,239
Customers’ acceptances outstanding	5,238			4,241
Accrued interest receivables	4,809			3,243
Other assets	27,707			24,329

Total noninterest-earning assets	118,615			106,237

Total Assets	$1,369,250			$1,088,659

[8]	Average rates/yields for these periods have been annualized.

[9]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan (cost) fees included in loan income were approximately $703,000 and $104,000, for the six months ended June 30, 2005 and 2004, respectively. Amortized loan (cost) fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[10]	Other securities include U.S. government asset-backed securities, corporate trust preferred securities, and corporate debt securities.

[11]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Distribution, Rate and Yield Analysis of Net Income

	Six Months Ended June 30,
		2005			2004
		(Dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[12]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[5]
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$208,713	$1,815	1.75%	$171,652	$1,227	1.44%
Savings	77,183	1,236	3.23	63,804	1,059	3.34
Time certificates of deposit in: denominations of $100,000 or more	470,597	6,482	2.78	344,425	3,150	1.84
other time certificates of deposit	82,309	954	2.34	76,161	697	1.84

	838,802	10,487	2.52	656,042	6,133	1.88
Other borrowed funds	34,562	532	3.10	24,829	270	2.18
Long-term subordinated debentures	18,557	538	5.84	18,557	365	3.96

Total interest-bearing liabilities	891,921	$11,557	2.61%	699,428	$6,768	1.95%

Non-interest-bearing liabilities:
Demand deposits	367,615			296,808
Other liabilities	13,257			11,292

Total non-interest bearing liabilities	380,872			308,100
Shareholders’ equity	96,457			81,131

Total liabilities and shareholders’ equity	$1,369,250			$1,088,659

Net interest income		$29,602			$18,918

Net interest spread [13]			4.02%			3.31%
Net interest margin[14]			4.77%			3.87%

Ratio of average interest-earning assets to interest-bearing liabilities			140.22%			140.46%

[12]	Average rates/yields for these periods have been annualized.

[6]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

[7]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume), (ii) changes in interest rates (rate), and (iii) changes in both rate and volume (rate/volume):

	Three Months Ended June 30, 2005 vs. 2004 Increase (Decrease) Due to change In				Six Months Ended June 30, 2005 vs. 2004 Increase (Decrease) Due to change In
	Volume	Rate	Rate / Volume	Total	Volume	Rate	Rate / Volume	Total
	(Dollars in thousands)
Earning Assets
Interest Income:
Loans [15]	$3,225	$3,773	$1,041	$8,039	$6,904	$5,842	$1,663	$14,409
Federal funds sold	(37)	190	(67)	86	(29)	273	(48)	196
Taxable investment securities	524	84	60	668	914	91	46	1,051
Tax-advantaged securities [16]	(54)	(2)	1	(55)	(96)	(87)	27	(156)
Equity stocks	11	5	1	17	24	1	—	25
Money market funds and interest-earning deposits	(63)	144	(125)	(44)	(84)	184	(152)	(52)

Total earning assets	3,606	4,194	911	8,711	7,633	6,304	1,536	15,473

Interest Expense:
Deposits and borrowed funds
Money market and super NOW accounts	121	150	26	297	265	270	58	593
Savings deposits	121	(69)	(14)	38	221	(34)	(7)	180
Time deposits	523	1,186	310	2,019	1,207	1,821	553	3,581
Other borrowings	204	(10)	(17)	177	106	114	42	262
Long-term subordinated debentures	—	90	—	90	—	173	—	173

Total interest-bearing liabilities	969	1,347	305	2,621	1,799	2,344	646	4,789

Net interest income	$2,637	$2,847	$606	$6,090	$5,834	$3,960	$890	$10,684

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

Because of the loan portfolio growth, the provision for loan losses for the second quarter and first half of 2005, were $1.1 million and $1.7 million, respectively, as compared to $600,000 and $1.5 million, respectively, for the same periods in prior year. Management believes that the provision for loan losses provision was adequate for the first half of 2005. While Management believes that the allowance for loan losses of 1.1% of total loans at June 30, 2005 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimation, inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

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

[15]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in loan income were approximately $703,000 and $104,000, for the six months ended June 30, 2005 and 2004, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[16]	Yield on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

For the second quarter of 2005, noninterest income grew 3% to $5.0 million compared to $4.9 million for the same quarter in 2004, but decreased from 1.91% to 1.58% of average earning assets for the same periods. Noninterest income was up by 12% to $10.1 million for the first half of 2005 as compared to $9.0 million in the comparable period of 2004.

The primary sources of recurring noninterest income continue to be customer service fee charges on deposit accounts and fees from trade finance transactions. Customer service fees increased by $434,000, or 22%, in the second quarter of 2005, and by $753,000, or 19% for the first six months of 2005, compared to the same period last year. The increase in customer service fees was mainly due to increases in customer account relationships as a result of geographical expansion. For the first half of 2005, customer service fees as a percentage of total core noninterest income increased to 46% compared to 44% for the first half of 2004.

Fee income from trade finance transactions increased by $14,000, or 2%, for the second quarter, and $213,000, or 13% for the first six months of 2005. This increase in trade finance loans was mainly due to Management’s efforts to capitalize on improving trends in the Asia Pacific trade volumes and a new trade finance team brought in during 2003.

The Company recorded a gain of $592,000 on the sale of loans in the second quarter of 2005, as compared to the $890,000 like quarter of 2004. However, the gain on sale of loans remained flat at $1.3 million for the first half 2005 and 2004. The Company sold $26.5 million of guaranteed and unguaranteed portion of SBA loans during the first half of 2005 as compared to $19.1 million of guaranteed portion of SBA loans in comparable period of 2004.

Loan service fees was slightly lower by $39,000 and $150,000 for the quarter and first half of 2005 as compared to prior year, mainly due to the decrease in loan documentation fee income and increase in servicing asset amortization. Loan service fees amounted to $419,000 and $859,000, respectively, for the first half and second quarter of 2005 as compared to $458,000 and $1.0 million, respectively, for same periods last year.

Other income decreased by 8% to $394,000 for the second quarter of 2005, as compared to $426,000 in the like period of 2004. The decrease was mainly due to a decrease in other charges and fees. Other income for the six months ended June 30, 2005 increased to $927,000 in comparison to $779,000 for the same period in 2004. The increase is attributable to a settlement received in the first quarter and fee income generated from outsourcing official check processing.

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

Noninterest Income

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2005		2004		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest income:
Customer service fee	$2,428	48.42%	$1,994	40.78%	$4,663	46.39%	$3,910	43.57%
Fee income from trade finance transactions	929	18.53	915	18.71	1,831	18.22	1,618	18.03
Wire transfer fees	251	5.01	213	4.36	455	4.53	398	4.43
Gain on sale of loans	592	11.81	890	18.20	1,265	12.59	1,267	14.12
Net gain on sale of securities available for sale	1	0.02	(6)	(0.12)	51	0.51	(6)	(0.07)
Other loan related service fees	419	8.36	458	9.37	859	8.55	1,009	11.24
Other income	394	7.85	426	8.70	927	9.21	779	8.68

Total noninterest income:	$5,014	100.00%	$4,890	100.00%	$10,051	100.00%	$8,975	100.00%

As a percentage of average earning assets:	1.58%		1.91%		1.62%		1.85%

Noninterest Expense

For the second quarter of 2005, mainly due to mark to market losses on the Company’s interest rate swaps for the second quarter 2004, noninterest expense decreased by $1.1 million to $9.5 million compared to $10.6 million in same period last year. Noninterest expense, as a percentage of average assets, decreased to 2.98% in the second quarter of 2005 as compared to 4.14% in same period in 2004. Noninterest expense for the first half of 2005 increased 10% to $19.0 million compared with $17.2 million for the first half of 2004.

Throughout the remainder, comparisons of noninterest expense will be made excluding the mark to market adjustments related to the swaps to facilitate the discussion of comparisons and fluctuations.

Noninterest expense for the second quarter of 2005 decreased 10% to $9.5 million, compared to $10.6 million for the same quarter in 2004. This decrease in noninterest expense was mainly attributable to decrease in mark to market losses on the Company’s interest rate swaps of $2.0 million offset by increases in salaries and benefits and occupancy cost related to the Company’s continuing growth and geographical expansion. However, noninterest expense as a percentage of average assets decreased to 2.98% in the second quarter of 2005 as compared to 4.14% in same period in 2004. Noninterest expense for the first half of 2005 increased 10% to $19.0 million compared with $17.2 million for the first half of 2004.

The Company’s efficiency ratio, is defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income. As a reflection of increased noninterest expenses, efficiency ratio decreased substantially to 46% and 48%, respectively, for the second quarter and year ended June 30, 2005, compared to 73% and 62% in the like period a year ago. These improvements were primarily the result of increased interest income as a result of market rate increases and increased contributions from new branches, and the implementation of expense controls

Compensation and employee benefits increased 23% and 22% to $4.5 million and $9.0 million, for the second quarter and six months ended June 30, 2005, respectively, compared to $3.7 million and $7.4 million, respectively, for the same periods in 2004. Compensation and employee benefits as a percentage of average earning assets also increased from 43% to 47% for the second quarter of 2005 as compared to same period last year, excluding these mark to market adjustments related to Company’s interest rate swaps prior to the second quarter 2005. This increase in the dollar volume was mainly due to expenses associated with the increased personnel to staff the new branches, the increased hiring activity of highly qualified personnel, and normal salary increases.

Our continuing geographical expansion increased occupancy cost by 27% to $854,000 in the second quarter of 2005 from $672,000 in same quarter last year. Occupancy expense also increased to $1.6 million for the first half of 2005 as compared to $1.2 million in like period last year.

Our expansion to other geographical areas was a major contributor to the increase in furniture, fixture, and equipment expense which totaled $407,000 and $815,000, respectively, for the three months and six months ended June 30, 2005, an increase of 24% and 25%, respectively, as compared to $329,000 and $650,000, respectively, in same period of 2004.

Professional service fees decreased slightly by $53,000 to $1.1 million for second quarter 2005 compared to $1.2 million in same period of 2004. However, professional service fees were higher for the first half of 2005 and amounted to $1.9 million, or an increase of $601,000 as compared to $1.3 million for the same period last year. The increase was primarily attributable to costs related to Sarbanes-Oxley Act compliance, in particular, cost associated with the new requirement of an audit of the Company’s internal controls, as well as additional costs associated with ongoing litigation. Professional service fees as a percentage of total noninterest expense also increased in the first half of 2005 to 10% from 8% same period of 2004.

Business promotion and advertising expense increased by 10% and 42%, respectively, for the second quarter and six months ended June 30, 2005, to $666,000 and $1.3 million, respectively, as compared to $604,000 and $925,000, respectively, in like periods a year ago. This increase was mainly due to the increased promotional activity for the Company’s products and new Loan Production Offices.

During the first half of 2005, the Company did not record any losses related to impairment losses of securities available for sale as compared to the recorded loss of $540,000 during the first half of 2004. The impairment losses were recorded due to an other than temporary decline in market value due to the changes in interest rates on Fannie Mae and Freddie Mac preferred stock. The Company sold a portion of its U.S. Government sponsored enterprise preferred stock, which had been the subject of the 2004 impairment loss during the first quarter of 2005. The Company currently holds approximately $5.0 million of Fannie Mae floating-rate securities that reset ever two years at the 2-year U.S. Treasury Note minus 16bps. The next reset date is on March 20, 2006. Should there be additional permanent impairments on these securities in the future, these impairments would be recognized on the income statement. However, it is impossible to predict at this time whether or to what extent such losses will occur.

During the first half of 2005, the Company terminated one of its longer maturity interest rate swaps and recorded a net loss of $306,000. There was no loss recorded for the same period last year other than losses relating to mark to market adjustments in the swaps.

During the first six months of 2005, the Company used hedge accounting on its interest rate swaps for the second quarter. The swaps did not qualify for this treatment during the first quarter of 2005, or in 2004. When hedge accounting is not used the impact of changes in the market value of the hedge instruments is recognized in current earnings. During the first quarter of 2005 (and consequently for the first six months of 2005) a gain of $77,000 was recognized compared to a loss of $1,452,000 in the first six months of 2004. These amounts are included in noninterest Expense in both periods.

Other operating expenses decreased by $157,000 for the second quarter of 2005, and $52,000 for the first half of 2005. This decrease was mainly due to decrease in administration expenses and loss from disposal of fixed assets.

The remaining noninterest expenses include such items as data processing, stationery and supplies, telecommunications, postage, courier service and security service expenses. For the second quarter of 2005, these noninterest expenses increased to $1.3 million compared to $1.1 million for the same quarter in 2004. This increase was mainly attributable to expenses related to the new Valley branch and new LPOs. The remaining noninterest expenses also was higher for the first half of 2005 and amounted to $2.4 for the six months ended June 30, 2005 as compared to $2.1 million for like period last year.

The following table sets forth the breakdown of noninterest expense for the periods indicated:

Noninterest Expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2005 (Unaudited)		2004 (Unaudited and Restated)*		2005 (Unaudited)		2004 (Unaudited and Restated)*
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and benefits	$4,532	47.85%	$3,675	34.79%	$8,977	47.26%	$7,357	42.69%
Occupancy	854	9.02	672	6.36	1,569	8.26	1,209	7.01
Furniture, fixture, and equipment	407	4.30	329	3.11	815	4.29	650	3.77
Data processing	477	5.04	506	4.79	942	4.96	974	5.65
Professional services fees	1,108	11.70	1,161	10.99	1,906	10.03	1,305	7.57
Business promotion and advertising	666	7.03	604	5.72	1,316	6.93	925	5.37
Stationery and supplies	236	2.49	127	1.20	413	2.17	233	1.35
Telecommunications	170	1.79	157	1.49	299	1.57	283	1.64
Postage and courier service	187	1.97	158	1.50	350	1.84	287	1.67
Security service	197	2.08	167	1.58	372	1.96	322	1.87
Impairment loss of available for sale securities	—	—	—	—	—	—	540	3.13
Loss on termination of interest rate swaps	—	—	—	—	306	1.62	—	—
(Gain)loss on interest rate swaps:
Swap Mark to Market	(231)	(2.44)	1,986	18.80	77	0.41	1,452	8.43
Swap Ineffectiveness	6	0.06	—	—	6	0.03	—	—
Other operating expense	863	9.11	1,021	9.67	1,646	8.67	1,698	9.85

Total noninterest expense	$9,472	100.00%	$10,563	100.00%	$18,994	100.00%	$17,235	100.00%

As a percentage of average earning assets		2.98%		4.14%		3.06%		3.55%
Efficiency ratio		45.91%		73.26%		47.90		61.79%

*	(See “Restatement” portion of Note 2)

Provision for Income Taxes

Income tax expense is the sum of two components, current tax expense and deferred tax expense. Current tax expense is the result of applying the current tax rate to taxable income. The deferred portion is intended to reflect that income on which taxes are paid versus financial statement pre-tax income, because some items of income and expense are recognized in different years for income tax purposes than for the financial statement purposes.

The provision for income taxes amounted to $4.0 million for the second quarter of 2005 compared to $1.2 million for the same period in 2004, and the effective tax rates were 39.34% and 37.10%, respectively, for the second quarter of 2005 and 2004. The increase in the tax provision was attributable to a 211% increase in pretax earnings in the second quarter of 2005 compared to the same period a year ago. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $147,000 for the first half of 2005 compared to $259,000 for the six months ended in June 30, 2004.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax return. The Company’s deferred tax asset was $6.3 million as of June 30, 2005, and $7.1 million as of December 31, 2004. As of June 30, 2005, the Company’s deferred tax asset was primarily due to the allowance for losses on loans. Deferred tax assets were partially offset by unrecognized gains from securities that are available for sale.

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

Interest Earning Short-Term Investments

The Company invests its excess available funds from daily operations in overnight Fed Funds and Money Market Funds. Money Market Funds are composed mostly of government funds and high quality short-term commercial paper. The Company can redeem the funds at any time. As of June 30, 2005 and December 31, 2004, the amounts invested in Fed Funds were $50.2 million and $35.9 million, respectively. The average yield earned on these funds was 2.75% for the first six months of 2005 compared to 1.03% for the same period last year. The Company invested $3.6 million and $3.7 million in money market funds and interest bearing deposits in other banks as of June 30, 2005 and December 31, 2004. The average balance and yield on money market funds and interest bearing deposits in other banks were $3.6 million and 2.82% for the first half of 2005 as compared to $20.4 million and 1.00% for the comparable period of 2004.

Investment Portfolio

As of June 30, 2005, investment securities totaled $199.4 million or 13% of total assets, compared to $168.4 million or 13% of total assets as of December 31, 2004. The increase of $31.0 million in the investment portfolio was due to: $96.7 million of purchases of U.S. government agency and U.S. government sponsored enterprise securities and U.S. government sponsored enterprise mortgage-backed securities. These purchases were partially offset by: (i) $42.5 million in available-for-sale U.S. Treasury, U.S. government sponsored enterprise securities and corporate bonds, which matured during the first half, (ii) $7.5 million in available-for-sale U.S. government sponsored enterprise preferred stocks and $1.0 million corporate bonds sold during the period, (iii) 5.0 million of $ U.S. government agency and U.S. government sponsored enterprise securities called, and (iv) a principal payment of $6.8 million made on mortgage-backed securities.

As of June 30, 2005, available-for-sale securities totaled $189.1 million, compared to $157.0 million as of December 31, 2004. Available-for-sale securities as a percentage of total assets slightly increased to 13% at June 30, 2005, as compared to 13% as of December 31, 2004. Held-to-maturity securities decreased to $10.2 million as of June 30, 2005, compared to $11.4 million as of December 31, 2004. This decrease was due to the principal payments on mortgage backed securities. The composition of available-for-sale and held-to-maturity securities was 95% and 5% as of June 30, 2005, compared to 93% and 7% as of December 31, 2004, respectively. For the three months and six months ended June 30, 2005, the yield on the average investment portfolio was 3.49% 3.42%, respectively, as compared to 3.16% and 3.34% respectively, for the same periods of 2004. This increase was mainly due to market rate hikes and replacing matured and call securities with higher yielding new securities This increase partially offset by selling $6.5 million of the Freddie Mac preferred stocks and reversing the accrued dividends associated with these securities. The Company purchased additional mortgage-backed securities and U.S government agency and U.S. Government sponsored enterprise securities during the first half of 2005. The Company used cash flows generated from prepayments in mortgage-backed securities to purchase U.S. government agency and U.S. Government sponsored enterprise securities and adjustable mortgage-backed securities. Part of the proceeds was also used to fund higher yielding loans.

As a result of additional purchases, the average balance of taxable investment securities increased by 56% to $156.2 million for the six months ended June 30, 2005, compared to $100.4 million for the same period of previous year. The annualized average yield increased 18 basis points to 3.49% for the six months ended June 30, 2005, compared to 3.31% for the previous year.

The average balance of tax-advantaged securities was $11.9 million and $17.4 million for the six months ended June 30, 2005 and 2004, respectively. The average yield on tax-advantaged securities for the year ended June 30, 2005 was 2.49% compared to 3.50% for the same period last year. This decrease was mainly due to decrease yield on U.S. Government sponsored enterprise preferred stock. The tax-equivalent yield on these same types of securities for the six months ended June 30, 2005 was 3.72%

compared to 5.03% for the same period last year. The decrease in yield on the tax advantage securities was primarily due to lower yielding U.S. Government sponsored enterprise preferred stock.

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

Investment Portfolio

	As of June 30,		As of December 31
	2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury securities	$498	$498	$2,014	$2,033
U.S. Government agencies asset-backed securities	1	1	6	6
U.S. Government agencies and U.S. Government sponsored enterprise securities	105,472	104,501	66,535	65,747
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	65,272	64,996	62,294	62,279
U.S. Government sponsored enterprise preferred stock	4,865	4,923	10,092	10,138
Corporate trust preferred securities	11,000	11,033	11,000	11,028
Corporate debt securities	3,192	3,197	5,698	5,796

Total available for sale	$190,300	$189,149	$157,639	$157,027

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	5,048	4,997	6,197	6,161
Municipal securities	5,198	5,325	5,199	5,392

Total held to maturity	$10,246	$10,322	$11,396	$11,553

Total investment securities	$200,546	$199,471	$169,035	$168,580

The following table summarizes, as of June 30, 2005, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	(Dollars in thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield[17]	Amount	Yield[11]	Amount	Yield	Amount	Yield[17]	Amount	Yield[17]
Available for Sale (Fair Value):
U.S. Treasury securities	$498	2.76%	$—	—	$—	—	$—	—	$498	2.76%
U.S. Government agencies asset- backed securities	1	2.71	—	—	—	—	—	—	1	2.71
U.S. Government agencies and U.S. Government sponsored enterprise securities	29,904	1.09	74,598	3.00	—	—	—	—	104,501	2.45
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	—	—	2,752	4.7	3,815	4.48	58,429	3.71	64,996	3.80
U.S. Government sponsored enterprise preferred stock	4,923	1.16	—	—	—	—	—	—	4,923	1.16
Corporate trust preferred securities	—	—	—	—	—	—	11,033	4.92	11,033	4.92
Corporate debt securities	1,014	5.80	2,183	3.96	—	—	—	—	3,197	4.78

Total available for sale securities	$36,340	1.25	$79,533	3.08	$3,815	4.48	$69,462	3.91	$189,149	3.04

Held to Maturity (Amortized Cost):
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	—	—	—	—	—	—	5,048	3.88	5,048	3.88
Municipal securities	—	—	2,108	4.27	3,090	4.12	—	—	5,198	4.18

Total held to maturity	$—	—	$2,108	4.27	$3,090	4.12	$5,048	3.88	$10,246	4.03

Total investment securities	$36,340	1.25%	$81,641	3.11%	$6,905	4.32%	$74,509	3.90%	$199,395	3.09%

The following table shows the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2005:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Government and U.S. Government sponsored enterprise agencies securities	$71,312	$(173)	$27,188	$(798)	$98,500	$(971)
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	42,719	(393)	3,212	(20)	45,931	(413)
Corporate debt securities	1,180	(13)	—	—	1,180	(13)

Total	$115,211	$(579)	$30,400	$(818)	$145,611	$(1,397)

As of June 30, 2005, the Company has total fair value of $145.6 million of securities with unrealized losses of $1.4 million. We believe these unrealized losses are due to a temporary condition, namely fluctuations in interest rates, and do not reflect a deterioration of credit quality of the issuer. The market value of securities which have been in a continuous loss position for 12 months or more totaled to $30.4 million with unrealized losses of $818,000. The Company sold $6.5 million of the Freddie Mac preferred stocks during the first quarter of 2005.

[17]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

All individual securities that have been in a continuous unrealized loss position for twelve months or longer at June 30, 2005 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long term investment grade status at June 30, 2005. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, the Company has the ability, and management intends, to hold these securities until their fair values recover to cost.

Loan Portfolio

The Company’s moderate loan growth continued during the first half of 2005. Net loans increased $99.8 million, or 10%, to $1.1 billion at June 30, 2005, as compared to $1.0 billion at December 31, 2004. The increase in loans was funded primarily through deposit growth coming from established branches. While Management believes that it can continue to leverage the Company’s current infrastructure to achieve similar or greater growth in loans for the remainder of the year, no assurance can be given that such growth will in fact occur. Net loans as of June 30, 2005, represented 74% of total assets, compared to 76% as of December 31, 2004.

The growth in net loans is comprised primarily of net increases in real estate commercial loans of $73.9 million or 12%, commercial business loans of $28.3 million, or 14%, consumer loans of $5.6 million or 10%, SBA loans of $3.9 million or 8%. Partially offsetting the growth in these loan categories was a net decrease in construction loans of $5.7 million or 34% and trade finance loans of $4.2 million or 5%.

As of June 30, 2005, commercial real estate remained the largest component of the Company’s total loan portfolio with loans totaling $681.2 million, representing 60% of total loans, compared to $607.3 million or 59% of total loans at December 31, 2004. The increase in commercial real estate loans resulted from Management’s continued efforts to promote this portion of the loan portfolio, which entails a somewhat lesser degree of risk than certain other loans in the portfolio due to the nature and value of the collateral.

Commercial business loans increased by $28.3 million during the first six months ended June 30, 2005 to $237.3 million as compared $209.0 million at year end 2004, mainly due to increased activity in other commercial business loans.

Trade finance loans decreased by $4.2 million or 5% to $79.6 million at June 30, 2005 from $83.8 million at December 31, 2004. This decrease in trade finance loans was mainly due to decreased activity in documentary negotiable advances.

The Company sold $26.5 million of guaranteed and unguaranteed portions of SBA loans in the first half of 2005, and retained the obligation to service the loans for a servicing fee and to maintain customer relations. As of June 30, 2005, the Company was servicing $148.4 million of sold SBA loans, compared to $137.5 million of sold SBA loans as of December 31, 2004. Despite continuing sales of SBA loans, SBA loans increased to $52.9 million at June 30, 2005, which is an increase of $3.9 million, or 7.9%, compared to last year-end.

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	June 30, 2005		December 31, 2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate
Construction	$11,172	0.99%	$16,919	1.65%
Commercial [18]	681,200	60.48	607,296	59.25
Commercial
Korean Affiliate Loans [19]	15,791	1.40	15,979	1.56
Other commercial loans	221,496	19.67	193,016	18.83
Trade Finance [20]
Korean Affiliate Loans	2,000	0.18	2,734	0.27
Other trade finance loans	77,565	6.89	81,029	7.90
SBA	33,918	3.01	34,504	3.37
SBA held for sale [21]	18,992	1.69	14,523	1.41
Other[22]	296	0.03	864	0.08
Consumer	63,733	5.66	58,178	5.68

Total Gross Loans	1,126,163	100.00%	1,025,042	100.00%

Less:
Allowance for Loan Losses	(12,538)		(11,227)
Deferred Loan Fees	(1,370)		(1,356)
Discount on SBA Loans Retained	(2,003)		(1,986)

Total Net Loans	$1,110,252		$1,010,473

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

The following table sets forth the amounts of outstanding balances in the above four categories for South Korea:

Loans and Commitments Involving Korean Country Risk

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Category
Commercial loans and commitments to U.S. affiliates or branches of Korean companies	$11,733	$12,772
Unused commitments for loans to U.S. affiliates of Korean Companies	20,384	15,169
Acceptances with Korean Banks	12,427	14,623
Standby letters of credit issued by banks in South Korea and loans secured by standby letter of credit	9,638	10,527

Total	$54,182	$53,091

Loans and commitments involving direct exposure to the Korean economy totaled $54.2 million or 4% of total loans and commitments and $53.1 million or 4% of total loans and commitments as of June 30, 2005 and December 31, 2004, respectively.

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

The Company’s level of loans and commitments involving such exposure on June 30, 2005 has increased as compared to December 31, 2004, primarily due to a $5.2 million increase in unused commitments for loans to U.S. affiliates of Korean Companies.

In addition to the loans included in the above table, which involve direct exposure to the Korean economy, the Company also makes loans to many U.S. business customers in the import or export business whose operations are indirectly affected by the economies of various Pacific Rim countries including South Korea. As of June 30, 2005, loans outstanding involving indirect country risk totaled $30.2 million, or 2.7% of the Company’s total loans, and loans and commitments involving indirect country risk totaled $109.9 million, or 8% of the Company’s total loans and commitments. “Indirect country risk” is defined as the risk associated with loans to such U.S. businesses, which are dependent upon foreign countries for business and trade. Of the $109.9 million in total loans and commitments involving indirect country risk, approximately 72% involve borrowers doing business with Korea, with the remaining percentages to other individual Pacific Rim countries being relatively small in relation to the total indirect loans involving country risk. As a result, with the exception of South Korea, the Company does not believe it has significant indirect country risk exposure to any other specific Pacific Rim country.

Of the total loans outstanding and commitments involving indirect country risk identified above, approximately 80% of such loans and commitments were to businesses which import goods from Korea and 12% were loans or commitments to businesses which export goods to Korea.

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

Management’s classification of a loan as nonaccrual or restructured is an indication that there is reasonable doubt as to the full collectibility of principal and/or interest on the loan. At this point, the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid. If the loan deteriorates further due to a borrower’s bankruptcy or similar financial problems, unsuccessful collection efforts or a loss classification by regulators or auditors, the remaining balance of the loan is then charged off. These loans may or may not be collateralized, but collection efforts are continuously pursued. Total nonperforming loans were $3.0 million and $3.4 million as of June 30, 2005 and December 31, 2004. The decrease in nonperforming loans was mainly due to a $250,000 decrease in SBA loans. Total nonperforming loans also decreased by $120,000 to $3.0 million in the first half of 2005 from $3.2 million in the first half of 2004. This decrease was primarily due to a $1.9 million decrease in nonperforming commercial business loans. This decrease was partially offset by $1.7 million increase nonperforming construction loans.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	June 30, 2005	December 31, 2004
	(Dollars in Thousands)
Nonaccrual loans:
Real estate:
Construction	$1,695	$1,746
Commercial	—	—
Commercial:
Korean Affiliate Loans	—	—
Other commercial loans	900	957
Consumer	67	108
Trade finance:
Korean Affiliate Loans	—	—
Other trade finance loans	—	—
SBA	370	620
Other [23]	—	—

Total	3,032	3,431
Loans 90 days or more past due (as to principal or interest) still accruing:
Total	—	—
Restructured loans: [24]
Total	—	—

Total nonperforming loans	3,032	3,431
Other real estate owned	—	—

Total nonperforming assets	$3,032	$3,431

Nonperforming loans as a percentage of total loans	0.27%	0.34%
Nonperforming assets as a percentage of total loans and other real estate owned	0.27%	0.34%
Allowance for loan losses to nonperforming loans	413.58%	327.22%

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

[23]	Consists of transactions in process and overdrafts
[24]	A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

The following table provides information on impaired loans for the periods indicated:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Impaired loans with specific reserves	$2,287	$2,616
Impaired loans without specific reserves	3,134	2,490

Total impaired loans	5,421	5,106
Allowance on impaired loans	(179)	(398)

Net recorded investment in impaired loans	$5,242	$4,711

Average total recorded investment in impaired loans	$4,895	$6,520
Interest income recognized in impaired loans on a cash basis	$111	$234

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

The following table sets forth the composition of the allowance for loan losses as of June 30, 2005 and December 31, 2004:

Composition of Allowance for Loan Losses

	As of June 30, 2005	As of December 31, 2004
	(Dollars in thousands)
Specific (Impaired loans)	$179	$398
Formula (non-homogeneous)	11,756	10,282
Homogeneous	312	269
Country risk exposure	291	278

Total allowance for loan losses	$12,538	$11,227

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	(Dollars in thousands)
	June, 30 2005	December 31, 2004	June, 30 2004
Balances:
Average total loans outstanding during period[25]	$1,059,963	$878,819	$818,427
Total loans outstanding at end of period[25]	$1,122,790	$1,021,359	$879,224
Allowance for Loan Losses:
Balance at beginning of period	$11,227	$8,804	$8,804
Charge-offs:
Real estate
Construction	—	435	435
Commercial	—	—	—
Commercial:
Korean Affiliate Loans	—	—	—
Other commercial loans	309	967	155
Consumer	117	165	80
Trade Finance:
Korean Affiliate Loans	—	—	—
Other trade finance loans	—	—	—
SBA	2	63	9
Other	—	—	—

Total Charge-offs:	428	1,630	679

Recoveries:
Real estate
Construction	—	—	—
Commercial	—	—	—
Commercial:
Korean Affiliate Loans	—	—	—
Other commercial loans	15	696	375
Consumer	11	35	34
Trade Finance:
Korean Affiliate Loans	—	—	—
Other trade finance loans	—	41	41
SBA	13	31	19
Other	—	—	—

Total recoveries	39	803	469

Net loan charge-offs and (recoveries)	389	827	210

Provision for loan losses	1,700	3,250	1,450

Balance at end of period	$12,538	$11,227	$10,044

Ratios:
Net loan charge-offs to average total loans	0.04%	0.09%	0.03%
Provision for loan losses to average total loans	0.16	0.37	0.17
Allowance for loan losses to gross loans at end of period	1.12	1.10	1.14
Allowance for loan losses to total nonperforming loans	413.58	327.22	318.65
Net loan charge-offs to allowance for loan losses at end of period	3.10	7.37	2.09
Net loan charge-offs to provision for loan losses	22.88%	25.45%	14.51%

The allowance for loan losses was $12.5 million as of June 30, 2005 compared to $11.2 million at December 31, 2004. The Company recorded a provision of $1.7 million for the first half of 2005. For the six months ended June 30, 2005, the Company charged off $428,000 and recovered $39,000, resulting in net charge-offs of $389,000, compared to net charge-offs of $210,000 for the same period in 2004. The allowance for loan losses increased to 1.12% of total gross loans at June 30, 2005, as compared to 1.10% at December 31, 2004. In comparison to June 30, 2004, the allowance for loan losses slightly decreased to 1.12 as compared to 1.14%. The Company provides an allowance for the new credits based on the migration analysis discussed previously. Because

[25]	Total loans are net of deferred loan fees and discount on SBA loans sold.

of the improving quality of assets, the ratio of the allowance for loan losses to total nonperforming loans increased to 413.6% as of June 30, 2005 compared to 327.2% as of December 31, 2004 and 318.7% at June 30, 2004. Management believes that the ratio of the allowance to nonperforming loans at June 30, 2005 was adequate based on its overall analysis of the loan portfolio.

The balance of the allowance for loan losses increased to $12.5 million as of June 30, 2005 compared to $11.2 million as of December 31, 2004. This increase was mainly due to an $1.5 million increase in formula (non-homogeneous) allowance, a $44,000 increase in homogeneous allowance and a $12,000 increase in country risk exposure mainly due to loan growth. These increases were partially offset by a decrease in the specific reserve of $219,000.

The provision for loan losses for the first half of 2005 was $1.7 million, an increase of 17%, compared to $1.5 million for the same period in 2004. This increase was due to loan growth.

Management believes the level of allowance as of June 30, 2005 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the quarter. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require increased provisions for loan losses in the future.

Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, Management performs an ongoing assessment of the risks inherent in the portfolio. Real estate is the principal collateral for the Company’s loans.

Other Assets

Other assets were $4.1 million at June 30, 2005 and $4.0 million at December 31, 2004.

Deposits

An important balance sheet component affecting the Company’s net interest margin is its deposit base. The Company’s average interest bearing deposit cost increased to 2.52% during the first six months of 2005, compared to 1.88% for the same period of 2004. This increase is primarily due to the increases in short term rates set by the Federal Reserve Board, which caused the average rates paid on deposits and other liabilities to increase.

The Company can deter, to some extent, the rate hunting customers who demand high cost CDs because of local market competition by using wholesale funding sources. Total brokered CDs were $20.0 million as of June 30, 2005, and December 31, 2004, with maturities ranging from ten to twelve months. With interest rates relatively low, the Company has extended the duration of its liabilities using wholesale funding sources to protect its net interest margin going forward in the event that interest rates begin to rise. In addition, the Company maintained an $80.0 million time certificate of deposit with the State of California as of June 30, 2005, which increased by $20 million as compared to $60 million at December 31, 2004. The deposit has been renewed every 3 to 6 months.

Total deposits increased by $155.2 million or 13% to $1.32 billion at June 30, 2005 compared to $1.17 billion at December 31, 2004. The increase was mainly due to a $40.0 million increase in non-interest bearing deposits and an $81.1 million increase in time deposits of $100,000 or more. Money market and NOW deposits and savings also increased by 12% and 9%, respectively, to $235.4 million and $80.3 million, respectively from $210.8 million and $73.7 million, respectively, at December 31, 2004. The Company introduced a new deposit product called Summer CDs in June 2005, which contributed to deposit growth.

Deposits consist of the following as of the dates indicated:

	June, 30 2005	December, 31, 2004
	(Dollars in Thousands)
Demand deposits (noninterest-bearing)	$387,183	$347,195
Money market accounts and NOW	235,433	210,842
Savings	80,334	73,733

	702,950	631,770

Time deposits:
Less than $100,000	84,296	81,407
$100,000 or more	533,483	452,359

	617,779	533,766

Total	$1,320,729	$1,165,536

Time deposits by maturity dates are as follows at June 30, 2005:

	$100,000 or Greater	Less Than $100,000	Total
	(Dollars in thousands)
2005	$383,292	$55,116	$438,408
2006	142,025	26,751	168,776
2007	3,013	1,626	4,639
2008	3,849	573	4,422
2009 and thereafter	1,304	230	1,534

Total	$533,483	$84,296	$617,779

Information concerning the average balance and average rates paid on deposits by deposit type for the three and six months ended June 30, 2005 and 2004 is contained in the “Distribution, Yield and Rate Analysis of Net Income” tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses Federal Home Loan Bank of San Francisco (“FHLB”) advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowing was $47.2 million and $42.4 million, at June 30, 2005 and December 31, 2004, respectively. This increase was due to Management’s decision to fund loan growth by increasing FHLB advances. Notes issued to the U.S. Treasury amounted $1.2 million as of June 30, 2005 compared to $2.2 million as of December 31, 2004. The total borrowed amount outstanding at June 30, 2005 and December 31, 2004 was $48.5 million and $44.9 million, respectively.

In addition, the issuance of long-term subordinated debenture at the end of 2003 of $18.0 million in “pass-through” trust preferred securities created another source of funding.

Contractual Obligations

The following table presents, as of June 30, 2005, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
	(Dollars in Thousands)
Debt obligations *	$41,289	$4,000	$—	$21,806	$67,095
Deposits	1,270,544	42,722	7,463	—	1,320,729
Operating lease obligations	1,076	3,286	1,303	1,895	7,561

Total contractual obligations	$1,312,909	$50,008	$8,767	$23,701	$1,395,385

*	Includes principal payment only

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

As of June 30, 2005, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities was 18%. Total available liquidity as of that date was $238.9 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available for sale securities. It is the Company’s policy to maintain a minimum liquidity ratio of at least 10%. The Company’s net non-core fund dependence ratio was 39% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $40 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The net non-core fund dependence ratio was 40% with the assumption of $40 million as stable and core fund sources and certain portion of MMDA as volatile. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by the long-term assets.

Market Risk/Interest Rate Risk Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investment and deposit taking activities. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact the Company’s earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. To that end, Management actively monitors and manages its interest rate risk exposure.

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

Gap analysis measures the repricing mismatches between assets and liabilities. The interest rate sensitivity gap is determined by subtracting the amount of liabilities from the amount of assets that reprice during a particular time interval. A liability sensitive position results when more liabilities than assets reprice or mature within a given period. Conversely, an asset sensitive position results when more assets than liabilities reprice within a given period. As of June 30, 2005, the Company was asset sensitive with a positive one-year gap of $236.3 million or 15.7% of total assets and 17.3% of earning assets.

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

The following table sets forth, as of June 30, 2005, the estimated impact of changes on the Company’s net interest income over a twelve-month period and EVE, assuming a parallel shift of 100 to 300 basis points in both directions.

Change (In Basis Points)	Net Interest Income (Next twelve months)	% Change	Economic Value of Equity (EVE)	% Change
(Dollars in thousands)
+300	$77,961	18.56%	$99,651	-3.82%
+200	$73,934	12.44%	$100,988	-2.53%
+100	$69,852	6.23%	$102,329	-1.24%
Level	$65,755	0.00%	$103,613	0.00%
-100	$61,557	-6.38%	$104,766	1.11%
-200	$57,021	-13.28%	$103,350	1.68%
-300	$50,132	-23.76%	$105,661	1.98%

As previously indicated, net income increases (decreases) as market interest rates rise (fall), since the Company is asset sensitive. The EVE decreases (increases), as the rate rises (falls), since the EVE has a negative convexity (reverse relationship) with the discount rate. As the above table indicates, a 300 basis points drop in rates impacts net interest income by $15.6 million or a 24% decrease, whereas a rate increase of 300 basis points impacts net interest income by only $12.2 million or a 19% increase.

All interest-earning assets and interest-bearing liabilities and related derivative contracts are included in the rate sensitivity analysis at June 30, 2005. At June 30, 2005, the Company’s estimated changes in net interest income and EVE was within the ranges established by the Board of Directors.

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

CAPITAL RESOURCES

Shareholders’ equity as of June 30, 2005 was $101.2 million, compared to $90.7 million as of December 31, 2004. The primary sources of increases in capital have been retained earnings and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company is financially sound and able to support its growth from its retained earnings.

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

The following table compares the Company’s and Bank’s actual capital ratios at June 30, 2005, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	11.25%	11.18%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	10.13%	10.06%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	8.61%	8.58%	4.00%	5.00%

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As reported in the Company’s Form 10-K for its fiscal year ended December 31, 2004, management had concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were ineffective due to an internal control deficiency that constituted a “material weakness,” as defined by the Public Company Accounting Oversight Board’s Accounting Standard No. 2. The identified weakness was that the Company failed to design and implement controls related to the interpretation and implementation of various accounting principles, primarily related to complex non-routine business transactions. Specifically, the Company did not have personnel with the requisite expertise and training or utilize outside consulting expertise with respect to the application of these accounting principles. As a result, as of December 31, 2004, certain audit adjustments related to non-routine business transactions involving financial instruments and the sale of SBA loans, which were not material to the interim or annual financial statements in the aggregate, were necessary to present the financial statements in accordance with generally accepted accounting principles accepted in the United States. The Company subsequently remediated the deficiency in its internal control over financial reporting, and in so doing also remediated the deficiency in its disclosure controls and procedures by implementing the changes discussed below. After these remedial measures and a re-evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Controls. There were no significant changes, other than as discussed below, in the Company’s internal controls over financial reporting or in other factors in the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

To correct the material weakness identified above, the Company has augmented its internal accounting staff to enable the Company to properly apply these complex accounting principles to its financial statements. On March 17, 2005, the Company hired Patrick Hartman, a certified public accountant with more than 28 years of experience in the financial services industry, as its new chief financial officer. The Company has also expanded its external consulting expertise by retaining Meloni Hribal Tratner, LLP, a certified public accounting firm, as a third party consultant to provide prospective guidance with respect to complex accounting principles before the Company’s financial statements are reviewed by its independent registered public accountants. In addition, as discussed more fully in its report on Form 10-K for its fiscal year ended December 31, 2004, the Company has implemented updated policies and procedures which enabled its interest swaps to qualify for hedge accounting beginning in second quarter of 2005.

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

On or about March 3, 2003, the Bank was served with a complaint filed by Korea Export Insurance Corporation (“KEIC”) in Orange County, California Superior Court, entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. KEIC is seeking to recover alleged losses from a number of parties involved in international trade transactions that gave rise to bills of exchange financed by various Korean Banks but not ultimately paid. KEIC is seeking to recover damages of approximately $56 million from us based on a claim that we, in our capacity as a presenting bank for these bills of exchange, acted negligently in presenting and otherwise handling trade documents for collection. The Bank answered KEIC’s complaint denying liability, and has asserted claims against various other parties seeking indemnification to the extent it may be found liable, and also seeking damages. Other parties against whom the Bank has made claims have made tort liability and indemnification claims against the Bank (and other parties in the case). None of the claims against us or the other parties has yet been adjudicated. The parties are continuing to conduct discovery, and the litigation is still in the preliminary stages. We are vigorously defending this lawsuit.

We believe that we have meritorious defenses against the claims made by KEIC and the parties alleged to have accepted the bills of exchange subject to the lawsuit. However, we cannot predict the outcome of this litigation, and it will be expensive and time-consuming to defend. One of the Bank’s insurance companies, BancInsure, has informed the Bank that there is coverage for a portion of defense. While it is possible that the claims may ultimately be determined to be covered by insurance, BancInsure has stated that it reserves its rights to determine whether coverage exists and ultimately deny coverage. If the outcome of this litigation is adverse to us, and we are required to pay significant monetary damages, our financial condition and results of operations are likely to be materially and adversely affected.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on May 11, 2005. Proxies were solicited by the Company’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to Management’s nominees for directorship as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of shareholders. The directors noted below were elected to two-year terms. The votes tabulated were:

	Authority Given	Authority Withheld
David Z. Hong	13,902,506	307,647
Chang Hwi Kim	14,076,081	134,072
Sang Hoon Kim	14,076,081	134,072
Monica Yoon	13,958,774	251,379

There were no broker non-votes received with respect to this item.

In addition, the terms of the following directors continued after the shareholders’ meeting:

Chung Hyun Lee	Jin Chul Jhung	Peter Y. S. Kim	Seon Hong Kim

Item 5:	OTHER INFORMATION

On August 3, 2005, the Company’s Audit Committee concluded that the Company will be required to restate its previously issued financial statements as of and for the years ended December 31, 2004, 2003 and 2002 and certain quarters during those years, and that these financial statements should not be relied upon. The Company filed a Current Report on Form 8-K with respect to this matter on August 9, 2005.

As discussed in the “Restatement” portion of Note 2 to the consolidated financial statements contained herein, the restatements for the periods mentioned relate to the accounting for the Company’s interest rate swaps, which were acquired from 2001 through 2003. These swaps had been accounted for using hedge accounting under FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” the effectiveness of the hedges was documented using as a method known as the “short-cut method.” Management and the Audit Committee have concluded that this accounting treatment was not allowed by FAS 133. With respect to the income statements for the various periods, the restatements are expected to result in changes to reported income and expense. However, the Company expects that there will be no material effect on either the statements of financial condition or the cash flow statements for any of the periods involved.

At a meeting on June 15, 2005, the Audit Committee of Center Financial Corporation (the “Company”), Los Angeles, California, terminated Deloitte & Touche LLP as the Company’s principal independent accountant. At the same meeting, the Audit Committee selected the accounting firm of Grant Thornton LLP as the independent accountant for the Company’s 2005 fiscal year. The Company filed a report on Form 8-K concerning these matters on June 22, 2005 and amendments thereto on June 29, and August 2, 2005.

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

Management does not believe that the memorandum will have a material impact on our operating results or financial condition or that, unless we fail to adequately address the concerns of the FDIC, the memorandum will not constrain our business. Management is committed to resolving the issues addressed in the memorandum as promptly as possible, and has already taken numerous steps to address the identified deficiencies prior to executing the memorandum. The Company filed a Current Report on Form 8-K with respect to this matter on May 13, 2005.

Item 6:	EXHIBITS

Exhibit No.	Description

2.1	Plan of Reorganization and Agreement of Merger dated June 7, 2002 among California Center Bank, Center Financial Corporation and CCB Merger Company[1]

2.2	Branch Purchase and Assumption Agreement dated January 7, 2004[2]

3.1	Restated Articles of Incorporation of Center Financial Corporation1

3.2	Restated Bylaws of Center Financial Corporation[1]

10.1	Employment Agreement between California Center Bank and Seon Hong Kim dated March 30, 2004[3]

10.2	Amended and Restated 1996 Stock Option Plan (assumed by Registrant in the reorganization)[3]

10.3	Lease for Corporate Headquarters Office[1]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[2]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[2]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[2]

11	Statement of Computation of Per Share Earnings (included in Note 7 to Consolidated Financial Statements included herein.)

[2]	Filed as an Exhibit to the Form 10-K filed with Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference

[3]	Filed as an Exhibit to the Form 10-Q filed with Securities and Exchange Commission on May 14, 2004 and incorporated herein by reference

SIGNATURES

The Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: August 15, 2005	/s/ Seon Hong Kim
Center Financial Corporation
Seon Hong Kim
President & Chief Executive Officer

Date: August 15, 2005	/s/ Patrick Hartman
Center Financial Corporation
Patrick Hartman
Executive Vice President & Chief Financial Officer