Form 10-Q
period 2005-09-30
CENTER FINANCIAL CORP
filed 2005-11-15
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

☐  Yes    ☒  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒  Yes     ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 31, 2005, there were 16,432,259 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

2005 Restatement

On August 3, 2005, the Audit Committee of Center Financial Corporation (the “Company”) concluded that the Company would be required to restate its previously issued financial statements as of and for the years ended December 31, 2004, 2003, and 2002 and for each of the quarters in the years 2004 and 2003, and that these financial statements should not be relied upon. As a result, the Company is in the process of restating the above financial statements and amending its previously filed Annual Report on Form 10-K for the year ended December 31, 2004, as well as Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2005, and expects to file such amended reports in the near future. The Company filed a Current Report on Form 8-K with respect to this matter on August 9, 2005.

The restatements for the periods mentioned relate to the accounting for the Company’s interest rate swaps, which swaps were acquired between 2001 and 2003. This conclusion by the Audit Committee followed a regularly scheduled review of the Company’s second quarter 2005 financial statements, during which Management determined that the Company’s prime rate indexed interest rate swaps did not qualify for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”). Previously, until October 1, 2004, the Company’s interest rate swaps had been accounted for under FAS 133 using hedge accounting treatment. Effective October 1, 2004, management determined that the swaps did not qualify for hedge accounting treatment under FAS 133. Management subsequently determined that hedge accounting under FAS 133 was not appropriate from the inception of the swaps in 2001. After further discussion and analysis, Management and the Audit Committee agreed that the Company’s previously reported financial results should be restated to eliminate hedge accounting for the swaps for 2001 through 2004.

Further, at the beginning of the second quarter of 2005, the Company again initiated effectiveness testing to support its use of hedge accounting beginning in that quarter. In September 2005, the method of effectiveness testing used was determined to be inappropriate for the type of assets being hedged. The Company’s Form 10-Q filed on August 15, 2005 for the quarter ended June 30, 2005 reflected the restatement described above, but also included the use of hedge accounting treatment for the second quarter of 2005. The preliminary restated information contained in this Form 10-Q also reflects the restatement of at period’s earnings to eliminate the use of hedge accounting treatment for that quarter.

The restatements are expected to result in changes to reported income and expense. It is not expected that the effects of the restatements on the Company’s statements of financial condition and cash flows will be material for any of the periods involved, as the results of the restatement relating to hedge accounting will not change the Company’s total shareholders’ equity, only the components thereof.

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

The purpose of the restatements is to eliminate hedge accounting for the interest rate swaps during the affected periods. Hedge accounting allows a company to mark the swap contracts to market each month through the Other Comprehensive Earnings section of Shareholders’ Equity. Subsequently, the balance of Other Comprehensive Earnings for swaps is amortized against future net income. Eliminating hedge accounting reverses that treatment and recognizes the mark to market adjustment in current earnings.

We have also determined that a control deficiency related to accounting for these derivatives constituted a material weakness in our internal control over financial reporting. See Item 4 below.

The restatement and its expected effects on the Company’s earnings for the years 2001 through 2004, each of the calendar quarters in 2004, and the quarters ended March 31 and June 30, 2005, are set forth in the tables below. The effects of the restatement on earnings for the three and nine months ended September 30, 2005 and 2004 are set forth in Note 14 to the consolidated financial statements included herein. The results of the restatement relating to hedge accounting are not expected to change the Company’s total shareholders’ equity, only the components thereof.

Through the second quarter of 2005, we expect the restatement to have the following effect on our earnings:

		For the Three Months Ended		For the Years Ended December 31,
	Cumulative Effect	June 30, 2005	March 31, 2005	2004	2003	2002	2001*
	(Dollars in thousands)
INCREASE (DECREASE) IN:
Interest Income	$(4,297)	$(25)	$—	$(1,337)	$(1,946)	$(924)	$(65)
Interest Expense	—	—	—	—	—	—	—

Net interest income before provision for loan losses	(4,297)	(25)	—	(1,337)	(1,946)	(924)	(65)
Provision for Loan Losses	—	—	—	—	—	—	—

Net interest income	(4,297)	(25)	—	(1,337)	(1,946)	(924)	(65)
Non interest income	(3)	—	(3)	—	—	—	—
Non interest expense	(4,483)	188	157	27	(2,188)	(2,794)	127

Income before income tax expense	183	(213)	(160)	(1,364)	242	1,870	(192)
Income tax expense	76	(90)	(68)	(574)	102	786	(80)

Net Income	$107	$(123)	$(92)	$(790)	$140	$1,084	$(112)

Earnings per share:
Basic	$0.00	(0.01)	$(0.01)	$(0.05)	$0.01	$0.07	$(0.01)

Diluted	$0.00	(0.01)	$(0.01)	$(0.05)	$0.01	$0.07	$(0.01)

*	The effect is for both the fourth quarter of 2001 and the year ended December 31, 2001.

For the four quarters of 2004, we expect the restatement to have the following effect on our earnings:

	Year end Cumulative Effect	For the Quarters of 2004 Ended
		March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)
INCREASE (DECREASE) IN:
Interest Income	$(1,337)	$(475)	$(475)	$(387)	$—
Interest Expense	—	—	—	—	—

Net interest income before provision for loan losses	(1,337)	(475)	(475)	(387)	—
Provision for Loan Losses	—	—	—	—	—

Net interest income	(1,337)	(475)	(475)	(387)	—
Non interest income	—	—	—	—	—
Non interest expense	27	(1,009)	1,511	(635)	160

Income before income tax expense	(1,364)	534	(1,986)	248	(160)
Income tax expense	(574)	224	(835)	105	(68)

Net Income	$(790)	$310	$(1,151)	$143	$(92)

Earnings per share:
Basic	$(0.05)	$0.02	$(0.07)	$0.01	$(0.01)

Diluted	$(0.05)	$0.02	$(0.07)	$0.01	$(0.01)

PART I - FINANCIAL INFORMATION

Item 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	(Unaudited)	(Restated)
	09/30/2005	12/31/2004
	(Dollars in thousands)
ASSETS
Cash and due from banks	$87,289	$63,564
Federal funds sold	43,575	35,915
Money market funds and interest-bearing deposits in other banks	5,064	3,663

Cash and cash equivalents	135,928	103,142
Securities available for sale, at fair value	190,053	157,027
Securities held to maturity, at amortized cost (fair value of $11,049 as of September 30, 2005 and $11,553 as of December 31, 2004)	11,014	11,396
Federal Home Loan Bank and other equity stock, at cost	5,373	3,905
Loans, net of allowance for loan losses of $13,379 as of September 30, 2005 and $11,227 as of December 31, 2004	1,178,209	995,950
Loans held for sale, at the lower of cost or market	20,056	14,523
Premises and equipment, net	13,461	11,695
Customers’ liability on acceptances	6,535	8,505
Accrued interest receivable	6,040	4,894
Deferred income taxes, net	7,034	7,108
Investments in affordable housing partnerships	3,880	3,857
Cash surrender value of life insurance	10,711	10,430
Goodwill	1,253	1,253
Intangible assets	386	426
Other assets	4,867	4,003

Total	$1,594,800	$1,338,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$410,767	$347,195
Interest-bearing	977,803	818,341

Total deposits	1,388,570	1,165,536
Acceptances outstanding	6,535	8,505
Accrued interest payable	5,824	3,681
Other borrowed funds	63,119	44,854
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	5,174	6,261

Total liabilities	1,487,779	1,247,394
Commitments and Contingencies
Shareholders’ Equity
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,426,663 as of September 30, 2005 and 16,283,496 as of December 31, 2004	65,544	64,785
Retained earnings	42,279	26,290
Accumulated other comprehensive loss, net of tax	(802)	(355)

Total shareholders’ equity	107,021	90,720

Total	$1,594,800	$1,338,114

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	(Unaudited)		(Restated and Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$22,295	$13,592	$59,932	$36,046
Interest on federal funds sold	292	364	651	527
Interest on taxable investment securities	1,571	833	4,274	2,485
Interest on tax-advantaged investment securities	83	124	230	427
Dividends on equity stock	57	49	144	111
Money market funds and interest-earning deposits	39	2	89	104

Total interest and dividend income	24,337	14,964	65,320	39,700
Interest Expense:
Interest on deposits	7,397	3,748	17,884	9,881
Interest on borrowed funds	184	101	716	371
Interest on long-term subordinated debenture	295	203	833	568

Total interest expense	7,876	4,052	19,433	10,820

Net interest income before provision for loan losses	16,461	10,912	45,887	28,880
Provision for loan losses	930	700	2,630	2,150

Net interest income after provision for loan losses	15,531	10,212	43,257	26,730
Noninterest Income:
Customer service fees	2,268	2,340	6,931	6,250
Fee income from trade finance transactions	905	1,053	2,736	2,671
Wire transfer fees	220	204	675	602
Gain on sale of loans	555	2,403	1,820	3,670
Net (loss) gain on sale of securities available for sale	—	(9)	51	(15)
Loan service fees	696	514	1,555	1,523
Other income	994	367	1,921	1,146

Total noninterest income	5,638	6,872	15,689	15,847
Noninterest Expense:
Salaries and employee benefits	4,903	4,487	13,880	11,844
Occupancy	767	634	2,336	1,843
Furniture, fixtures, and equipment	515	352	1,330	1,002
Data processing	534	675	1,476	1,649
Professional service fees	1,061	1,181	2,967	2,486
Business promotion and advertising	749	580	2,065	1,505
Stationery and supplies	206	147	619	380
Telecommunications	144	114	443	397
Postage and courier service	188	171	538	458
Security service	215	221	587	543
Impairment loss of securities available for sale	—	1,329	—	1,869
Loss on termination of interest rate swap	—	—	306	—
(Gain) or loss on interest rate swaps	129	(635)	248	(132)
Other operating expenses	989	926	2,635	2,624

Total noninterest expense	10,400	10,182	29,430	26,468

Income before income tax provision	10,769	6,902	29,516	16,109
Income tax provision	4,238	2,655	11,562	6,158

Net income	$6,531	$4,247	$17,954	$9,951

Earnings per share:
Basic	$0.40	$0.26	$1.10	$0.62
Diluted	$0.40	$0.26	$1.08	$0.60

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND YEAR ENDED DECEMBER 31, 2004

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
	(Dollars and Share Numbers in thousands)
BALANCE, JANUARY 1, 2004 (RESTATED)	16,048	$63,438	$15,299	$(476)	$78,261
Comprehensive income
Net income			14,224		14,224
Other comprehensive income
Change in unrealized gain, net of tax expense (benefit) of $88:
Securities available for sale				121	121
					—

Comprehensive income					14,345

Stock options exercised	235	933			933
Tax benefit from stock options exercised and acceleration of stock options		414			414
Cash dividends ($0.20 per share)	—	—	(3,233)	—	(3,233)

BALANCE, DECEMBER 31, 2004 (RESTATED)	16,283	64,785	26,290	(355)	90,720

Comprehensive income
Net income			17,954		17,954
Other comprehensive income
Change in unrealized (loss), net of tax (benefit) expense of $(325) on:
Securities available for sale				(447)	(447)
Stock options exercised	144	759			759
Cash dividends declared and paid ($0.08 per share)	—	—	(1,965)	—	(1,965)

BALANCE, SEPTEMBER 30, 2005	16,427	$65,544	$42,279	$(802)	$107,021

See accompanying notes to interim consolidated financial statements.

(Continued)

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND YEAR ENDED DECEMBER 31, 2004

Disclosures of reclassification amounts for the nine months ended September 30, 2005 and for the year ended December 31, 2004:

	(Unaudited)	(Restated and Unaudited)
	9/30/2005	12/31/2004
	(Dollars in thousands)
Unrealized (loss) on securities available for sale:
Unrealized holding (loss) arising during period, net of tax expense (benefit) of $(303) in 2005 and $(870) in 2004	$(417)	$(1,199)
Less reclassification adjustments for (gain) loss included in net income, net of tax (benefit) expense of ($22) in 2005 and $958 in 2004	(30)	1,320

Net change in unrealized (loss) on securities available for sale, net of tax (benefit) expense of ($325) in 2005 and $88 in 2004	$(447)	$121

See accompanying notes to interim consolidated financial statements. (Concluded)

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	(Unaudited)	(Restated and Unaudited)
	09/30/2005	09/30/2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$17,954	$9,951
Adjustments to reconcile net income to net cash provided by operating activities:
Acceleration stock options	—	(289)
Mark to market adjustments on interest rate swaps	365	1,204
Depreciation and amortization	1,188	993
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	31	524
Provision for loan losses	2,630	2,150
Impairment of securities available for sale	—	1,869
Net gain on disposal of premises and equipment	—	99
Net loss (gain) on sale of securities available for sale	(51)	15
Originations of SBA loans held for sale	(16,685)	(15,784)
Gain on sale of loans	(1,820)	(3,670)
Proceeds from sale of SBA loans	49,617	59,064
Deferred tax provision	399	—
Federal Home Loan Bank stock dividend	(129)	(76)
Increase in accrued interest receivable	(1,146)	(796)
Net increase in cash surrender value of life insurance policy	(281)	(306)
Increase in other assets and servicing assets	(824)	(88)
Increase in accrued interest payable	2,143	315
Decrease in accrued expenses and other liabilities	(1,453)	(1,571)

Net cash provided by operating activities	51,938	53,604

Cash flow from investing activities:
Purchase of securities available for sale	(135,744)	(42,291)
Proceeds from principal repayment, matured, or called securities available for sale	88,485	21,268
Proceeds from sale of securities available for sale	13,506	4,709
Purchase of securities held to maturity	(1,403)	—
Proceeds from matured, called or principal repayment on securities held to maturity	1,760	3,422
Purchase of Federal Home Loan Bank and other equity stock	(1,339)	(1,216)
Net increase in loans	(221,654)	(246,082)
Proceeds from recoveries of loans previously charged off	120	510
Purchases of premises and equipment	(2,954)	(1,244)
Cash acquired from purchase of Chicago branch	—	3,848
Net increase in investments in affordable housing partnerships	(23)	(220)

Net cash used in investing activities	(259,246)	(257,296)

Cash flow from financing activities:
Net increase in deposits	223,035	197,944
Net increase in other borrowed funds	18,265	9,105
Proceeds from stock options exercised	759	828
Payment of cash dividend	(1,965)	(1,933)

Net cash provided by financing activities	240,094	205,944

Net increase in cash and cash equivalents	32,786	2,252
Cash and cash equivalents, beginning of year	103,142	140,961

Cash and cash equivalents, end of year	$135,928	$143,213

Supplemental disclosure of cash flow information:
Interest paid	$17,290	$10,466
Income taxes paid	$13,083	$8,664

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

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters are located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank is a community bank providing comprehensive financial services for small to medium sized business owners, mostly in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is the greater Los Angeles metropolitan area, including Orange, San Bernardino, and San Diego counties in California and Cook County in Illinois, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has sixteen full-service branch offices located in Los Angeles, Orange, San Bernardino, and San Diego counties in California, Cook County in Illinois and Seattle. The Bank opened 14 of its branches as de novo branches. On April 26, 2004, the Company completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch in Cook County, Illinois, the Bank’s first out-of-state branch, which focuses on the Korean-American niche market in Chicago. The Company assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Company opened its fifteenth and sixteenth branches in the San Fernando Valley, in Los Angeles, California and in Seattle, Washington on December 20, 2004 and May 5, 2005, respectively. The Bank also operates nine Loan Production Offices (“LPOs”) in Phoenix, Seattle, Denver, Washington D.C., Las Vegas, Atlanta, Honolulu, Houston and Dallas. During the third quarter of 2004, the Company opened LPOs in Atlanta and Honolulu. New LPOs in Houston and Dallas started operation in late October 2004. The Company has also obtained regulatory approvals to expand its branch network in Southern California with a new office in Irvine.

CB Capital Trust, a Maryland real estate investment trust (“REIT”) which is a consolidated subsidiary of the Bank, was formed in August 2002 for the primary business purpose of investing in the Bank’s real-estate related assets, and enhancing and strengthening the Bank’s capital position and earnings primarily through tax advantaged income from such assets. On December 31, 2003, the California Franchise Tax Board issued an opinion listing bank-owned REITs as potentially abusive tax shelters subject to possible penalties, and stating that REIT consent dividends are not deductible for California state income tax purposes. In view of this opinion, it appears that the REIT will not be able to fulfill its original intended purposes, and Management is in the process of determining whether or not to utilize the REIT for any other purpose. Management has considered using the REIT to issue additional preferred stock to enhance the Company’s capital; however based on current market conditions and pricing this is an expensive option in comparison to capital trust pass-through securities.

Further, REIT-issued preferred stock would not receive the same preferential treatment as capital trust pass-through securities for regulatory risk-based capital purposes.

Center Financial’s principal source of income is currently dividends from the Bank, but Center Financial intends to explore supplemental sources of income in the future. The expenses of Center Financial, including the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, legal and accounting professional fees, and Nasdaq listing fees, have been and will generally be paid from dividends paid to Center Financial by the Bank.

2. BASIS OF PRESENTATION

We are in the process of restating our financial statements and other financial information for the years 2001 through 2004, each of the calendar quarters in 2004, and the quarters ended March 31 and June 30, 2005, to reflect a change in the accounting treatment of the Company’s interest rate swaps, which swaps were acquired between 2001 and 2003. See “2005 Restatement” at the beginning of this report and Note 14 below for further information.

The consolidated financial statements include the accounts of Center Financial, the Bank, and CB Capital Trust. Intercompany transactions and accounts have been eliminated in consolidation. Center Capital Trust I is not consolidated as disclosed in Note 7.

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The information furnished in these interim statements reflects all adjustments which are, in the opinion of Management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004, which report is in the process of being amended (see “2005 Restatement” at the beginning of this report).

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

3. SIGNIFICANT ACCOUNTING POLICIES

Accounting policies are fully described in Note 2 to the consolidated financial statements contained in Center Financial’s Annual Report on Form 10-K for the year ended December 31, 2004, which report is in the process of being amended (see “2005 Restatement” at the beginning of this report), and there have been no material changes noted.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This revision of SFAS No. 123 eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. This Statement also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value based method as prescribed by SFAS No. 123R, the Company is required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value on the grant date of the award. The Statement does not specify a valuation technique to be used to estimate the fair value but states that the use of option-pricing models such as a lattice model (i.e. a binomial model) or a closed-end model (i.e. the Black-Scholes model) would be acceptable.

The Company will adopt this Standard effective January 1, 2006, using the modified prospective method, recording compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Currently, the Company does not recognize compensation expense for stock-based compensation. Management does not anticipate that this will have a material effect on the Company’s results of operations, financial position or cash flows. Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been similar to the pro forma net income and earnings per share in accordance with SFAS No. 123 as subsequently disclosed in the following footnote.

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

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity

Securities, SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities , and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Adoption of this standard is not expected to have a significant impact on the Company’s stockholders’ equity.

5. STOCK BASED COMPENSATION

At September 30, 2005, the Company had stock-based employee compensation plans, which are described more fully in Note 14 to the Consolidated Financial Statements included in Center Financial’s Annual Report on Form 10-K for the year ended December 31, 2004, which report is in the process of being amended (see “2005 Restatement” at the beginning of this report). The Company applies the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date the option is granted. The following table presents the pro forma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	Restated 2004	Restated 2005	Restated 2004
	(In thousands, except earnings per share)
Net income, as reported	$6,531	$4,247	$17,954	$9,951
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	144	180	427	494

Pro forma net income	$6,387	$4,067	$17,527	$9,457

Earning per share
Basic - as reported	$0.40	$0.26	$1.10	$0.62
Basic - pro forma	$0.39	$0.25	$1.07	$0.59
Diluted - as reported	$0.40	$0.26	$1.08	$0.60
Diluted - pro forma	$0.38	$0.25	$1.06	$0.58

The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	09/30/2005	09/30/2004	09/30/2005	09/30/2004
Dividend Yield	0.63%	0.81%	0.63%	0.81%
Volatility	30%	30%	30%	30%
Risk-free interest rate	4.2%	3.4%	4.2%	3.4%
Expected life	3-5 years	3-5 years	3-5 years	3-5 years

6. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank and the Treasury, Tax, and Loan Investment Program, which is administered by the Federal Reserve Bank. Borrowed funds totaled $63.1 million and $44.9 million at September 30, 2005 and December 31, 2004, respectively. Interest expense on total borrowed funds was $716,000 for the nine months ended September 30, 2005, compared to $371,000 for the nine months ended 2004, reflecting average interest rates of 3.30%, and 2.50%, respectively.

As of September 30, 2005, the Company borrowed $47.2 million from the Federal Home Loan Bank of San Francisco with overnight, term borrowing and 1 to 15 years note borrowings. Notes with 10-year and 15-year terms are amortizing at predetermined schedules over the life of the notes. The Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with the Federal Home Loan Bank, with a total carrying value of $746.0 million at September 30, 2005. During 2004, the Company started to participate in a new Blanket Lien Program with the FHLB in order to better utilize its borrowing capacity and use of its collateral. Under this program, the Company increased its collateral in order to increase its borrowing capacity as well as create a new liquidity source for future use. Total interest expense on the notes was $687,000 and $363,000 for the nine months ended September 30, 2005, and 2004, respectively, reflecting average interest rates of 3.29% and 2.62% respectively.

Federal Home Loan Bank advances outstanding as of September 30, 2005 mature as follows:

	2005	2007	2012	2017	Total
	(Dollars in thousands)
Borrowings	$40,000	$4,000	$1,471	$1,708	$47,179
Weighted interest rate	3.82%	4.08%	4.58%	5.24%	3.91%

Borrowings obtained from the Treasury, Tax, and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $3.2 million at September 30, 2005, as collateral to participate in the program. The total borrowed amount under the program, outstanding at September 30, 2005 and December 31, 2004 was $605,000 and $2.2 million, respectively. Interest expense on notes was $17,800 and $8,500 for the nine months ended September 30, 2005 and 2004, respectively, reflecting average interest rates of 2.79% and 0.94% respectively. In addition, the Company had Fed Funds purchases and customer deposits for tax payments which amounted to $15.0 million and $335,000, at September 30, 2005 respectively, as compared to $268,000 and $0, at December 31, 2004, respectively.

7. LONG-TERM SUBORDINATED DEBENTURES

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

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. Trust preferred securities currently make up approximately 15% of the Company’s Tier I capital.

8. EARNINGS PER SHARE

The actual number of shares outstanding at September 30, 2005, was 16,426,663. Basic earnings per share is calculated on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated on the basis of weighted average shares outstanding during the period plus shares issuable upon assumed exercise of outstanding common stock options.

The following table sets forth the Company’s earnings per share calculation for the three and nine months ended September 30, 2005 and 2004:

	For the Three Months Ended September 30,
	2005			Restated 2004
	(In thousands, except earnings per share)
	Net Income	Average Number Of Shares	Per Share Amounts	Net Income	Average Number Of Shares	Per Share Amounts
Basic earnings per share	$6,531	16,397	$0.40	$4,247	16,136	$0.26
Effect of dilutive securities:
Stock options	—	327	—	—	499	—

Diluted earnings per share	$6,531	16,724	$0.40	$4,247	16,635	$0.26

	For the Nine Months Ended September 30,
	2005			Restated 2004
	(In thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$17,954	16,356	$1.10	$9,951	16,105	$0.62
Effect of dilutive securities:
Stock options	—	335	(0.02)	—	368	(0.02)

Diluted earnings per share	$17,954	16,691	$1.08	$9,951	16,473	$0.60

9. CASH DIVIDENDS

On March 16, 2005, the Board of Directors declared a quarterly cash dividend of 4 cents per share. This cash dividend was paid on April 14, 2005 to shareholders of record as of March 31, 2005.

On June 24, 2005, the Board of Directors declared a quarterly cash dividend of 4 cents per share. This cash dividend was paid on July 25 2005 to shareholders of record as of July 8, 2005.

On September 15, 2005, the Board of Directors declared a quarterly cash dividend of 4 cents per share. This cash dividend was paid on October 11 2005 to shareholders of record as of September 27, 2005.

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

In April 2004, the Company purchased the Chicago branch of Korea Exchange Bank and recorded goodwill of $1.3 million and a core deposit intangible of $462,000. The Company amortizes premiums on acquired deposits using the straight-line method over 5 to 9 years. Accumulated amortization expense for core deposit intangible was $76,000, and the core deposit intangible balance net of amortization was $386,000 at September 30, 2005.

Estimated amortization expense for core deposit intangible for the remainder of 2005 and five succeeding fiscal years as follows:

Dollars in thousands

2005 (remaining three months)	$13
2006	53
2007	53
2008	53
2009	54
2010 thereafter	160

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at September 30, 2005 and December 31, 2004 follows:

Outstanding Commitments

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Loans	$225,801	$171,660
Standby letters of credit	13,221	11,929
Performance bonds	284	132
Commercial letters of credit	23,422	22,150

12. DERIVATIVE FINANCIAL INSTRUMENTS

Notwithstanding the fact that the Company did not qualify for hedge accounting treatment in 2005, 2004, 2003, 2002 and 2001, the Company has identified certain variable-rate loans as a source of interest rate risk to be hedged in connection with the Company’s overall asset-liability management process. The change in market value of the interest rate swaps is recorded as gain or loss on interest rate swaps within current earnings as noninterest expense.

The following table provides information as of September 30, 2005, on Company’s outstanding derivatives:

Description	Notional Value	Period	Fixed Receiving Rate	Floating Paying Rate
	(Dollars in thousands)
Interest Rate Swap II	$25,000	08/02-08/06	6.25%	WSJ Prime	*
Interest Rate Swap III	$20,000	12/02-12/05	5.51%	WSJ Prime	*

(*)	At September 30, 2005, the Wall Street Journal published Prime Rate was 6.75 percent

The Company has entered into interest rate swaps to hedge the interest rate risk associated with the cash flows of specifically identified variable-rate loans. As of September 30, 2005, the Company had two interest rate swap agreements with a total notional amount of $45 million. One swap with notional value of a $20 million matured in May 2005. In February 2005, the Company terminated a $20 million notional amount interest rate swap and recognized a loss of $306,000.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30, 2005
	(Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$20,697	$1,655	$1,985	$24,337
Interest expense	6,818	420	638	7,876

Net interest income	13,879	1,235	1,347	16,461
Provision for loan losses	701	69	160	930

Net interest income after provision for loan losses	13,178	1,166	1,187	15,531
Other operating income	3,702	998	938	5,638
Other operating expenses	9,302	810	288	10,400

Segment pretax profit	$7,578	$1,354	$1,837	$10,769

Segment assets	$1,384,035	$102,777	$107,988	$1,594,800

	Three Months Ended September 30, 2004
	Restated (Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$12,027	$1,369	$1,568	$14,964
Interest expense	3,195	347	510	4,052

Net interest income	8,832	1,022	1,058	10,912
Provision for loan losses	857	(24)	(133)	700

Net interest income after provision for loan losses	7,975	1,046	1,191	10,212
Other operating income	3,124	1,257	2,490	6,872
Other operating expenses	9,109	677	396	10,182

Segment pretax profit	$1,990	$1,626	$3,285	$6,902

Segment assets	$1,055,604	$111,473	$94,268	$1,261,345

	Nine Months Ended September 30, 2005
	(Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$54,962	$4,841	$5,517	$65,320
Interest expense	16,570	1,181	1,682	19,433

Net interest income	38,392	3,660	3,835	45,887
Provision for loan losses	2,458	55	117	2,630

Net interest income after provision for loan losses	35,934	3,605	3,718	43,257
Other operating income	10,146	3,166	2,377	15,689
Other operating expenses	26,085	2,320	1,025	29,430

Segment pretax profit	$19,995	$4,451	$5,071	$29,516

Segment assets	$1,384,035	$102,777	$107,988	$1,594,800

	Nine Months Ended September 30, 2004 Restated (Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$31,109	$4,008	$4,583	$39,700
Interest expense	8,814	949	1,057	10,820

Net interest income	22,295	3,059	3,526	28,880
Provision for loan losses	1,984	218	(52)	2,150

Net interest income after provision for loan losses	20,311	2,841	3,578	26,730
Other operating income	8,567	2,985	4,295	15,847
Other operating expenses	23,175	2,072	1,221	26,468

Segment pretax profit	$5,703	$3,754	$6,652	$16,109

Segment assets	$1,055,604	$111,473	$94,268	$1,261,345

14. RESTATEMENT

As described in “2005 Restatement” at the beginning of this report, the Company is in the process of restating its financial statements for the specified periods and amending its previously filed Annual Report on Form 10-K for the year ended December 31, 2004, as well as Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2005.

The restatements for the periods mentioned relate to the accounting for the Company’s interest rate swaps, which swaps were acquired between 2001 and 2003. The restatements are expected to result in changes to reported income and expense. It is not expected that the effects of the restatements on the Company’s statements of financial condition and cash flows will be material for any of the periods involved.

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

The purpose of the restatements is to eliminate hedge accounting for the interest rate swaps during the periods that the Company used the shortcut method of effectiveness testing. Hedge accounting allows a company to mark the swap contracts to market each month through the Other Comprehensive Earnings section of Shareholders’ Equity. Subsequently, the balance of Other Comprehensive Earnings for swaps is amortized against future net income. Eliminating hedge accounting reverses that treatment and recognizes the mark to market adjustment in current earnings.

The restatement and its expected effects on the Company’s financial statements for years 2001 through 2004, each of the calendar quarters in 2004, and the quarters ended March 31 and June 30, 2005 are described in “2005 Restatement” at the beginning of this report.

For the three and nine months ended September 30, 2005 and 2004, it is anticipated that the restatement will have the following earnings effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Increase (decrease) in:
Interest income	$—	$(387)	$(25)	$(1,337)
Interest expense	—	—	—	—

Net interest income before provision for loan losses	—	(387)	(25)	(1,337)
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	—	(387)	(25)	(1,337)
Noninterest Income		—	(3)	—
Noninterest Expense	—	(635)	345	(133)

Income before income tax expense	—	248	(373)	(1,204)
Income tax expense		105	(158)	(506)

	$—	$143	$(215)	$(698)

Net Income	—
Earning per share:
Basic	$—	$0.01	$(0.02)	$(0.04)

Diluted	$—	$0.01	$(0.02)	$(0.04)

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

As discussed under “2005 Restatement” at the beginning of this report, we are in the process of restating our financial statements and other financial information for the years 2001 through 2004, each of the calendar quarters in 2004, and the quarters ended March 31 and June 30, 2005, to reflect a change in the accounting treatment of the Company’s interest rate swaps, which swaps were acquired between 2001 and 2003. See “2005 Restatement” and Note 14 to the consolidated financial statements above for further information.

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

The following is Management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three and nine months ended September 30, 2005. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004, which report is in the process of being amended (see “2005 Restatement” at the beginning of this report), and with the unaudited interim consolidated financial statements and notes as set forth in this report.

FORWARD-LOOKING STATEMENTS

Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuer’s of such securities suffering financial losses; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, see “Interest Rate Risk Management” and “Liquidity and Capital Resources” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the year ended December 31, 2004, which report is in the process of being amended (see “2005 Restatement” at the beginning of this report).

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Critical accounting policies are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s results of operations. Management has identified its most critical accounting policies to be those relating to the following: investment securities, loan sales, allowance for loan losses, and interest rate swaps. The following is a summary of these accounting policies. We have used the best information available to make the estimations necessary to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables could change future valuations and impact net income.

Investment Securities

Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on Management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas for available-for-sale securities, they are recorded as a separate component of stockholders’ equity (accumulated comprehensive other income or loss) and do not affect earnings until realized. The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources. We are obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. Aside from the Fannie Mae and Freddie Mac preferred stocks that were determined to be impaired and written down during the twelve months of 2004, we did not have any other investment securities that were deemed to be “other-than-temporarily” impaired as of September 30, 2005

Loan Sales

Certain Small Business Administration (“SBA”) loans that we have the intent to sell prior to maturity are designated as held for sale at origination and are recorded at the lower of cost or market value, on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the premium on sale of SBA loans is recognized as other operating income at the time of the sale. The remaining portion of the premium (relating to the portion of the loan retained) is deferred and amortized over the remaining life of the loan as an adjustment to yield. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are measured initially at their allocated carrying amount based on relative fair values at the date of the sale. Management periodically evaluates the servicing asset for impairment, which is the carrying amount of the servicing asset in excess of the related fair value. Impairment, if it occurs, is recognized in a write down or charge-off in the period of impairment.

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

Interest Rate Swaps

As part of our asset and liability management strategy we have included derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations. The Company’s interest rate swaps have not qualified for the use of the accounting treatment known as hedge accounting since the inception of the swaps. The change in the market value of the interest rate swaps is recorded as gain or loss on interest rate swaps within current earnings as noninterest expense. See “2005 Restatement” at the beginning of this report for further information.

SUMMARY OF FINANCIAL DATA

Executive Overview

This discussion should be read in conjunction with the “2005 Restatement” discussion at the beginning of this report and Note 14 (“Restatement”) to the interim consolidated financial statements contained herein. As a result of sustained increases in loans and deposits, the Company reported record income for the third quarter of 2005. Consolidated net income for the third quarter of 2005 was $6.5 million, or $0.40 per diluted share compared to restated $4.2 million or $0.26 per diluted share in the third quarter of 2004.

Net income for the first nine months of 2005 was $18.0 million, or $1.08 per diluted share compared to $10.0 million or $0.60 per diluted share in the first nine months of 2004. The following are highlights related to the third quarter and first nine months of 2005 results as compared to comparable periods in 2004:

•	Management recently determined that the method of evaluating the effectiveness of the hedges used in 2001 through 2005 did not meet the technical requirements necessary to qualify for the hedge accounting treatment utilized during those periods. As a result, the Company is in the process of restating its results from 2001 through 2004 and first two quarters of 2005.

•	Our revenue (interest income plus noninterest income) increased by 37% to $30.0 million in the third quarter of 2005 versus 2004. For the first nine months of 2005, our revenue increased by 46% to $81.0 million.

•	Net interest income after provision for loan losses increased 52% to $15.5 million in third quarter. For the nine months ended September 30, 2005 net interest income after provision for loan losses increased by 62% to $43.3 million. These increases were mainly due to market rate hikes and loan growth.

•	Due to the continuous market rate hikes, our net interest margin increased to 4.81% and 4.77% in the third quarter and first nine months of 2005, respectively, as compared to 3.87% and 3.75% in the comparable periods of 2004.

•	Our return on average assets increased to 1.74% and 1.70% for the quarter and year ended September 30, 2005, respectively, as compared to 1.37% and 1.17% in the same periods of last year. The Company also reported improved return of equity of 24.61% and 24.16% for the three and nine months ended September 30, 2005, respectively.

•	Mainly due to a decrease in gains recorded in loans sales, our noninterest income decreased by $1.2 million or 18% in the third quarter of 2005, compared with same period in 2004. Noninterest income for the first nine months of 2005 slightly decreased to $15.7 million as compared to $15.8 million in the comparable period in 2004.

•	Our noninterest expense remained almost unchanged at $10.4 million for the third quarter of 2005, as compared to $10.2 million in same period 2004. Noninterest expense for the nine months ended September 30, 2005 was up 11% to $29.4 million as compared to $26.5 million in 2004. This increase was mainly due to increased expenses relating to the hiring of additional qualified personnel, offset by the lack of impairment losses in 2005 compared to $1.3 million in impairment losses on securities available for sale recorded in 2004.

•	Our efficiency ratio improved to 47.06% and 47.79% for the three months and nine months ended September 30, 2005, respectively, compared to 57.26% and 59.18% in comparable periods of 2004.

•	We increased our provision for loan losses to $930,000 during the third quarter of 2005 compared to $700,000 for the same period of 2004. The increase in the provision was primarily due to growth in the commercial business loan and commercial real estate loan portfolios.

•	Total deposits increased by 19% during the first nine months of 2005. The most significant increase in deposits since December 31, 2004 was a $151.5 million, or 33%, increase in time deposits over $100,000. This increase in time deposits over $100,000 was partially due to a new product offered by the Company with flexible rates to attract new deposits. Non-interest bearing demand deposits also increased by 18% to $410.8 million during the first nine months of 2005.

Our financial condition and liquidity remain strong. The following are important factors in understanding our financial condition and liquidity:

•	During the first nine months of 2005, the Company reported 19% loan growth primarily in commercial real estate loans, commercial business loans and consumer loans. At September 30, 2005, our total gross loan portfolio increased by $190.1 million, to $1.2 billion as compared to $1.0 billion at December 31, 2004.

•	Our total assets continued to grow and reached $1.6 billion at September 30, 2005, an increase of 19% over December 31, 2004.

•	Our ratio of non-accrual loans to total loans decreased to 0.25% at September 30, 2005 as compared to 0.34% at December 31, 2004. Our ratio of the allowance for loan losses to total nonperforming loans significantly increased to 441% at September 30, 2005, as compared to 327% at December 31, 2004.

•	Under the regulatory framework for prompt corrective action, we continue to be “well-capitalized”.

•	The Company declared its quarterly cash dividend of $0.04 per share on September 15, 2005.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in the Consolidated Statements of Operations, during the three and nine months ended September 30, 2005 the Company generated record net income of $6.5 million and $17.9 million, respectively, as compared to $4.2 million and $9.9 million for the same periods in 2004. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and net noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

Total interest and dividend income for the third quarter of 2005 increased 63% to $24.3 million compared with $15.0 million for the same period in 2004, primarily due to continuing market rate hikes and loan growth. Growth was driven by an increase in average net loans and average investment securities. Average net loans increased $238.5 million or 27% and average investment securities increased $62.4 million or 51% for the third quarter of 2005 compared to the same period in 2004. The Company invested its excess funds in higher yielding short-term investment securities during the first nine months of 2005.

Total interest expense for the third quarter of 2005 increased 94% to $7.9 million compared with $4.1 million for the same quarter in 2004. This increase was due to market rate increases and deposit growth.

Net interest income before provision for loan losses increased by $5.5 million for the third quarter of 2005 compared to the same period in 2004. Of this increase, approximately $3.3 million was due to volume changes $2.3 million was due to rate changes. The average yield on loans for the third quarter of 2005 increased to 7.82% compared to 6.06% for the like quarter in 2004, an increase of 176 basis points. This increase was mainly due to rate hikes in later part of 2004 through first nine months of 2005. The average investment portfolios for the third quarter of 2005 and 2004 were $185.2 million and $122.8 million, respectively. The average yields on the investment portfolio as of the third quarter of 2005 and 2004 were 3.54% and 3.10%, respectively.

The interest margin for the third quarter of 2005 equaled 4.81%, a 94 basis point increase compared to 3.87% for the same quarter of 2004. This increase in the net interest margin was mainly attributable to the rate increases in the prime and market rates set by the Federal Reserve Board since July 2004. The yield on earning assets for the third quarter of 2005 was 7.11%, 180 basis points higher than 5.31% for the same quarter of last year. This increase in 2005 was mainly due to the increase in loan yield as a result of market rate increases. Similarly, the average cost of interest-bearing liabilities increased to 3.20% in the third quarter of 2005 compared to 2.00% during the same quarter in 2004. This increase was driven by a 120 basis point increase in the average rate of time certificate of deposits.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended September 30, 2005 and 2004:

Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended September 30,
	2005			2004 Restated
	(Dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[1]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [1]
Assets:
Interest-earning assets:
Loans [2]	$1,130,982	$22,295	7.82%	$892,477	$13,592	6.06%
Federal funds sold	32,043	292	3.62	102,279	364	1.42
Taxable investment securities:
U.S. Treasury	497	4	3.19	2,077	24	4.60
U.S. Governmental agencies debt securities	89,183	735	3.27	39,561	269	2.71
U.S. Governmental agencies mortgage backed securities	70,160	643	3.64	48,225	372	3.07
Municipal securities	101	2	7.86	102	1	3.90
Other securities [3]	14,486	187	5.12	16,795	167	3.96

Total taxable investment securities:	174,427	1,571	3.57	106,760	833	3.10
Tax-advantaged investment securities [4]
Municipal securities	5,856	60	6.25	5,179	53	6.26
Others - Government preferred stock	4,919	23	2.55	10,852	71	3.58

Total tax-advantaged investment securities	10,775	83	4.56	16,031	124	4.45
Equity Stocks	5,339	57	4.24	3,849	49	5.06
Money market funds and interest-earning deposits	3,966	39	3.90	435	2	1.83

Total interest-earning assets	1,357,532	$24,337	7.11%	1,121,831	$14,964	5.31%

Non-interest earning assets:
Cash and due from banks	79,260			61,887
Bank premises and equipment, net	13,215			11,247
Customers’ acceptances outstanding	5,670			6,374
Accrued interest receivables	4,382			3,574
Other assets	29,040			25,335

Total noninterest-earning assets	131,567			108,417

Total Assets	$1,489,099			$1,230,248

[1]	Average rates/yields for these periods have been annualized.

[2]

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees (cost) included in loan income were approximately $291,000, and $46,000 for the three months ended

September 30, 2005 and 2004, respectively. Amortized loan (cost) fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[3]	Other securities include U.S. government asset-backed securities, corporate trust preferred securities, and corporate debt securities.

[4]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended September 30,
	2005			2004 Restated
	(Dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[5]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [5]
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$201,884	$1,016	2.00%	$224,767	$874	1.55%
Savings	81,835	692	3.35	69,972	541	3.08
Time certificates of deposit in:
denominations of $100,000 or more	568,016	5,035	3.52	401,122	1,963	1.95
Other time certificates of deposit	86,795	654	2.99	80,541	370	1.83

	938,530	7,397	3.13	776,402	3,748	1.92
Other borrowed funds	18,013	184	4.05	10,101	101	3.98
Long-term subordinated debentures	18,557	295	6.22	18,557	203	4.28

Total interest-bearing liabilities	975,100	$7,876	3.20%	805,060	$4,052	2.00%

Non-interest-bearing liabilities:
Demand deposits	396,553			327,227
Other liabilities	12,133			12,884

Total non-interest bearing liabilities	408,686			340,111
Shareholders’ equity	105,313			85,077

Total liabilities and shareholders’ equity	$1,489,099			$1,230,248

Net interest income		$16,461			$10,912

Net interest spread [6]			3.91%			3.30%
Net interest margin [7]			4.81%			3.87%

Ratio of average interest-earning assets to interest-bearing liabilities			139.22%			139.35%

Net interest income before provision for loan losses for the first nine months of 2005 was $45.9 million compared to $28.9 million for the first nine months of 2004, which constitutes an increase of $17.0 million, or 59%. Of this increase, approximately $9.6 million and $7.4 million was due to volume and rate changes, respectively. Fueled by market rate increases, the average yield on loans for the first nine months of 2005 increased to 7.45% compared to 5.75% for the like period in 2004, an increase of 170 basis points. The average investment portfolios for the first nine months of 2005 and 2004 were $173.8 million and $119.5 million, respectively. The average yields on the investment portfolio as of the first nine months of 2005 and 2004 were 3.46% and 3.25%, respectively. Growth in higher cost time certificate of deposits had an unfavorable impact on the Company’s net interest margin. For the first nine months of 2005, the average time certificate of deposits grew $146.2 million or 33% as compared to the like period in 2004. The average other borrowed funds for the first nine months of 2005, increased $9.2 million to $29.0 million compared to $19.9 million for the first nine months of 2004. This was due to increase in FHLB borrowings, and fed funds purchased. The issuance of $18.0 million of long-term subordinated debenture in December 2003 contributed to the decline in the net interest margin, due to the higher cost of long-term subordinated debentures as compared to short-term borrowings such as fed funds purchased.

[5]	Average rates/yields for these periods have been annualized.

[6]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

[7]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the nine months ended September 30, 2005 and 2004:

Distribution, Rate and Yield Analysis of Net Income

	Nine Months Ended September 30,
	2005			2004 Restated
	(Dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[8]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [1]
Assets:
Interest-earning assets:
Loans [9]	$1,076,133	$59,932	7.45%	$837,020	$36,046	5.75%
Federal funds sold	28,247	651	3.08	55,565	527	1.27
Taxable investment securities:
U.S. Treasury	1,257	42	4.47	2,109	73	4.42
U.S. Governmental agencies debt securities	77,183	1,789	3.10	41,741	883	3.64
U.S. Governmental agencies mortgage backed securities	68,633	1,893	3.69	41,766	1,051	3.22
Municipal securities	101	5	6.62	102	5	6.55
Other securities [10]	15,144	545	4.81	16,835	473	3.45

Total taxable investment securities:	162,318	4,274	3.52	102,553	2,485	3.24
Tax-advantaged investment securities [11]
Municipal securities	5,353	166	6.38	5,491	169	6.32
Others - Government preferred stock	6,159	64	1.91	11,461	258	4.14

Total tax-advantaged investment securities	11,512	230	3.99	16,952	427	4.85
Equity Stocks	4,734	144	4.07	3,415	111	4.34
Money market funds and interest-earning deposits	3,771	89	3.16	13,723	104	1.01

Total interest-earning assets	1,286,715	$65,320	6.79%	1,029,228	$39,700	5.15%

Non-interest earning assets:
Cash and due from banks	72,255			63,000
Bank premises and equipment, net	12,567			11,242
Customers’ acceptances outstanding	5,384			4,957
Accrued interest receivables	5,051			3,354
Other assets	27,817			24,704

Total noninterest-earning assets	123,074			107,257

Total Assets	$1,409,789			$1,136,485

[8]	Average rates/yields for these periods have been annualized.

[9]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan (cost) fees included in loan income were approximately $994,000 and $150,000, for the nine months ended September 30, 2005 and 2004, respectively. Amortized loan (cost) fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[10]	Other securities include U.S. government asset-backed securities, corporate trust preferred securities, and corporate debt securities.

[11]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Distribution, Rate and Yield Analysis of Net Income

	Nine Months Ended September 30,
	2005 Restated			2004 Restated
	(Dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[12]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield [12]
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$206,412	$2,831	1.83%	$189,486	$2,101	1.48%
Savings	78,751	1,927	3.27	65,875	1,600	3.24
Time certificates of deposit in:
denominations of $100,000 or more	503,427	11,518	3.06	363,462	5,115	1.88
other time certificates of deposit	83,821	1,608	2.56	77,632	1,065	2.76

	872,411	17,884	2.74	696,455	9,881	1.90
Other borrowed funds	29,040	716	3.30	19,883	371	2.50
Long-term subordinated debentures	18,557	833	5.92	18,557	568	4.02

Total interest-bearing liabilities	920,008	$19,433	2.82%	734,895	$10,820	1.97%

Non-interest-bearing liabilities:
Demand deposits	377,354			307,022
Other liabilities	13,089			12,112

Total non-interest bearing liabilities	390,443			319,134
Shareholders’ equity	99,338			82,456

Total liabilities and shareholders’ equity	$1,409,789			$1,136,485

Net interest income		$45,887			$28,880

Net interest spread [13]			3.96%			3.19%
Net interest margin [14]			4.77%			3.75%

Ratio of average interest-earning assets to interest-bearing liabilities			139.86%			140.05%

[12]	Average rates/yields for these periods have been annualized.

[13]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

[14]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume), (ii) changes in interest rates (rate), and (iii) changes in both rate and volume (rate/volume):

	Three Months Ended September 30, 2005 vs. 2004			Nine Months Ended September 30, 2005 vs. 2004
	Increase (Decrease) Due to change In
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets
Interest Income:
Loans [15]	$4,167	$4,536	$8,703	$11,763	$12,123	$23,886
Federal funds sold	(370)	298	(72)	(354)	478	124
Taxable investment securities	596	142	738	1,555	234	1,789
Tax-advantaged securities [16]	(40)	(1)	(41)	(120)	(77)	(197)
Equity stocks	17	(9)	8	45	(12)	33
Money market funds and interest-earning deposits	33	4	37	(116)	101	(15)

Total earning assets	4,403	4,970	9,373	12,773	12,847	25,620

Interest Expense:
Deposits and borrowed funds
Money market and super NOW accounts	(96)	238	142	199	531	730
Savings deposits	99	52	151	314	13	327
Time deposits	1,050	2,306	3,356	2,480	4,466	6,946
Other borrowings	81	2	83	203	142	345
Long-term subordinated debentures	—	92	92	—	265	265

Total interest-bearing liabilities	1,134	2,690	3,824	3,196	5,417	8,613

Net interest income	$3,269	$2,280	$5,549	$9,577	$7,430	$17,007

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

Because of the loan portfolio growth, the provision for loan losses for the third quarter and first nine months of 2005, were $930,000 and $2.6 million, respectively, as compared to $700,000 and $2.2 million, respectively, for the same periods in prior year. Management believes that the provision for loan losses provision was appropriate for the first nine months of 2005. While Management believes that the allowance for loan losses of 1.1% of total loans at September 30, 2005 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimation, as well as the inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

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

[15]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan (cost) fees included in loan income were approximately $994,000 and $150,000, for the nine months ended September 30, 2005 and 2004, respectively. Amortized loan (cost) fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[16]	Yield on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

For the third quarter of 2005, noninterest income decreased 18% to $5.6 million compared to $6.9 million for the same quarter in 2004, also decreased from 2.44% to 1.65% of average earning assets for the same periods. This decrease was due to a reduction of $1.8 million, or 77%, in gain recorded on loan sales, partially offset by an increase of approximately $600,000 in other income. Noninterest income was down by 1% to $15.7 million for the first nine months of 2005 as compared to $15.8 million in the comparable period of 2004, again due to a reduction in gain on sale of $1.9 million, or 50%, largely offset by increases in customer service fees and other income of $680,000 and $775,000, respectively.

The primary sources of recurring noninterest income continue to be customer service fee charges on deposit accounts and fees from trade finance transactions. Customer service fees decreased slightly by $72,000, or 3%, in the third quarter of 2005, but increased by $681,000, or 11% for the first nine months of 2005, compared to the same period last year. The increase in customer service fees was mainly due to increases in customer account relationships as a result of geographical expansion. For the first nine months of 2005, customer service fees as a percentage of total core noninterest income increased to 40% compared to 34% for the first nine months of 2004.

Fee income from trade finance transactions decreased by $148,000, or 14%, for the third quarter, but increased by $65,000, or 2% for the first nine months of 2005.

The Company recorded a gain of $555,000 on the sale of loans in the third quarter of 2005, as compared to the $2.4 million like quarter of 2004. For the nine months ended September 30, 2005, gain on sale of loans also decreased to $1.8 million as compared to $3.7 million in same period of 2004. The Company sold $37.2 million of guaranteed and unguaranteed portions of SBA loans during the first nine months of 2005 as compared to $50.1 million of guaranteed and unguaranteed portions of SBA loans in the comparable period of 2004.

Loan service fees increased by $182,000 and $32,000 for the quarter and first nine months of 2005 as compared to prior year, mainly due to the increase in the amortized servicing portfolio from the loan sales to date partially offset by a decrease in loan documentation fee income and an increase in servicing asset amortization. Loan service fees amounted to $696,000 and $1.6 million, respectively, for the first nine months and third quarter of 2005 as compared to $514,000 and $1.5 million, respectively, for same periods last year.

Other income increased by 171% to $994,000 for the third quarter of 2005, as compared to $367,000 in the like period of 2004. The increase was mainly due to an increase in miscellaneous income. Other income for the nine months ended September 30, 2005 increased to $1.9 million in comparison to $1.1 million for the same period in 2004. The increase is mainly attributable to court settlements received in the first and second quarter and fee income generated from outsourcing official check processing.

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

Noninterest Income

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2005		2004		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest income:
Customer service fee	$2,268	40.23%	$2,340	34.05%	$6,931	44.18%	$6,250	39.44%
Fee income from trade finance transactions	905	16.05	1,053	15.32	2,736	17.44	2,671	16.85
Wire transfer fees	220	3.90	204	2.97	675	4.30	602	3.80
Gain on sale of loans	555	9.84	2,403	34.97	1,820	11.60	3,670	23.16
Net gain (loss) gain on sale of securities available for sale	—	—	(9)	(0.13)	51	0.33	(15)	(0.09)
Other loan related service fees	696	12.34	514	7.48	1,555	9.91	1,523	9.61
Other income	994	17.64	367	5.34	1,921	12.24	1,146	7.23

Total noninterest income:	$5,638	100.00%	$6,872	100.00%	$15,689	100.00%	$15,847	100.00%

As a percentage of average earning assets:	1.65%		2.44%		1.63%		2.06%

Noninterest Expense

For the third quarter of 2005, noninterest expense almost remained unchanged at $10.4 million compared to $10.2 million in same period last year, due in part to the lack of impairment losses in 2005 compared to a $1.3 million loss in third quarter of 2004, which offset most of the other increases. Noninterest expense, as a percentage of average assets, decreased to 3.04% in the third quarter of 2005 as compared to 3.61% in same period in 2004. Noninterest expense for the first nine months of 2005 increased 11% to $29.4 million compared with $26.5 million for the first nine months of 2004. Again, this modest increase resulted in part from the lack of impairment losses in the first nine months of 2005 compared to a loss of $1.9 million in 2004, which offset much of the other increase in noninterst expense.

The Company’s efficiency ratio is defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income. As a reflection of increased operational efficiencies, the efficiency ratio decreased substantially to 47% and 48%, respectively, for the three and nine months ended September 30, 2005, compared to 57% and 59% in the like periods a year ago. These improvements were primarily the result of increased interest income as a result of market rate increases, increased contributions from new branches, and the implementation of expense controls.

Compensation and employee benefits increased 9% and 17% to $4.9 million and $13.9 million, for the third quarter and nine months ended September 30, 2005, respectively, compared to $4.5 million and $11.8 million, respectively, for the same periods in 2004. Compensation and employee benefits as a percentage of average earning assets also increased from 44% to 47% for the third quarter of 2005 as compared to same period last year. This increase in the dollar volume was mainly due to expenses associated with the increased personnel to staff the new branches, the increased hiring activity of highly qualified personnel, and normal salary increases.

Our continuing geographical expansion increased occupancy cost by 21% to $767,000 in the third quarter of 2005 from $634,000 in same quarter last year. Occupancy expense also increased to $2.3 million for the first nine months of 2005 as compared to $1.8 million for the same period last year.

Our expansion to other geographical areas was a major contributor to the increase in furniture, fixture, and equipment expense which totaled $515,000 and $1.3 million, respectively, for the three months and nine months ended September 30, 2005, an increase of 46% and 33%, respectively, as compared to $352,000 and $328,000, respectively, in the same period of 2004.

Professional service fees decreased by $120,000 to $1.1 million for the third quarter 2005 compared to $1.2 million in the same period of 2004. However, professional service fees were higher for the first nine months of 2005 and amounted to $3.0 million, or an increase of $481,000 as compared to $2.5 million for the same period last year. The increase was primarily attributable to costs related to Sarbanes-Oxley Act compliance, in particular, costs associated with the new requirement of an audit of the Company’s internal controls, as well as additional costs associated with ongoing litigation. Professional service fees as a percentage of total noninterest expense also increased in the first nine months of 2005 to 10% from 9% in the same period of 2004.

Business promotion and advertising expense increased by 29% and 37%, respectively, for the third quarter and nine months ended September 30, 2005, to $749,000 and $2.1 million, respectively, as compared to $580,000 and $1.5 million, respectively, in like periods a year ago. This increase was mainly due to the increased promotional activity for the Company’s products and new Loan Production Offices.

During the first nine months of 2005, the Company did not record any impairment losses on securities available for sale as compared to the recorded loss of $1.9 million during the first nine months of 2004. The impairment losses were recorded due to an other than temporary decline in market value due to the changes in interest rates on Fannie Mae and Freddie Mac preferred stock. The Company sold a portion of its U.S. Government sponsored enterprise preferred stock, which had been the subject of the 2004 impairment loss during the first quarter of 2005. The Company currently holds approximately $5.0 million of Fannie Mae floating-rate securities that reset ever two years at the 2-year U.S. Treasury Note minus 16bps. The next reset date is on March 20, 2006. Should there be additional permanent impairments on these securities in the future, these impairments would be recognized as losses on the income statement. However, it is impossible to predict at this time whether or to what extent such losses will occur.

During the first quarter of 2005, the Company terminated one of its longer maturity interest rate swaps and recorded a net loss of $306,000 for that quarter and for the first nine months of 2005. There was no loss recorded for the same period last year other than losses relating to mark to market adjustments in the swaps as discussed below.

The Company does not use hedge accounting treatment for its interest rate swaps, as the swaps have not qualified for such treatment since the inception of the swaps. When hedge accounting is not used the impact of changes in the market value of the hedge instruments is recognized in current earnings. During the third quarter a net loss of $129,000 was recognized compared to a gain of $635,000 in the comparable period of 2004. For the nine months ended September 30, 2005, net loss of $248,000 was recorded as compared to a gain of $132,000 in the comparable period of 2004. These amounts are included in noninterest expense in both periods.

Other operating expenses increased by $63,000 for the third quarter of 2005, and $11,000 for the first nine months of 2005. These increases were mainly due to increases in loan related and miscellaneous expenses.

The remaining noninterest expenses include such items as data processing, stationery and supplies, telecommunications, postage, courier service and security service expenses. For the third quarter of 2005, these noninterest expenses remained flat at $1.3 million as compared to the same quarter in 2004. The remaining noninterest expenses were higher for the first nine months of 2005 and amounted to $3.7 for the nine months ended September 30, 2005 as compared to $3.4 million for like period last year. This increase was mainly attributable to expenses related to the new Valley branch and new LPOs.

The following table sets forth the breakdown of noninterest expense for the periods indicated:

Noninterest Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2005		Restated 2004		Restated 2005		Restated 2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and benefits	$4,903	47.15%	$4,487	44.07%	$13,880	47.16%	$11,844	44.75%
Occupancy	767	7.38	634	6.23	2,336	7.94	1,843	6.96
Furniture, fixture, and equipment	515	4.95	352	3.46	1,330	4.52	1,002	3.79
Data processing	534	5.13	675	6.63	1,476	5.02	1,649	6.23
Professional services fees	1,061	10.20	1,181	11.60	2,967	10.08	2,486	9.39
Business promotion and advertising	749	7.20	580	5.70	2,065	7.02	1,505	5.69
Stationery and supplies	206	1.98	147	1.44	619	2.10	380	1.44
Telecommunications	144	1.38	114	1.12	443	1.51	397	1.50
Postage and courier service	188	1.81	171	1.68	538	1.83	458	1.73
Security service	215	2.07	221	2.17	587	1.99	543	2.05
Impairment loss on available for sale securities	—	—	1,329	13.05	—	—	1,869	7.06
Loss on termination of interest rate swaps	—	—	—	—	306	1.04	—	—
(Gain) loss on interest rate swaps	129	1.24	(635)	(6.23)	248	0.84	(132)	(0.50)
Other operating expense	989	9.51	926	9.08	2,635	8.95	2,624	9.91

Total noninterest expense	$10,400	100.00%	$10,182	100.00%	$29,430	100.00%	$26,468	100.00%

As a percentage of average earning assets		3.04%		3.61%		3.06%		3.44%
Efficiency ratio		47.06%		57.26%		47.79%		59.18%

Provision for Income Taxes

Income tax expense is the sum of two components, current tax expense and deferred tax expense. Current tax expense is the result of applying the current tax rate to taxable income. The deferred portion reflects taxes where there are differences in the recognition of income or expense for tax and book purposes.

The provision for income taxes amounted to $4.2 million for the third quarter of 2005 compared to $2.7 million for the same period in 2004, and the effective tax rates were 39.4% and 38.5%, for the third quarter of 2005 and 2004, respectively. The increase in the tax provision was attributable to a 56% increase in pretax earnings in the third quarter of 2005 compared to the same period a year ago. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $565,000 for the first nine months of 2005 compared to $388,000 for the nine months ended September 30, 2004. The effective tax rates are also affected by the interest income on BOLI and dividends received on preferred stocks.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax return. The Company’s deferred tax assets were $7.0 million as of September 30, 2005, and $7.1 million as of December 31, 2004. As of September 30, 2005, the Company’s deferred tax assets were primarily due to the allowance for loan losses. Deferred tax assets were increased by unrecognized loss from securities that are available for sale.

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

Interest Earning Short-Term Investments

The Company invests its excess available funds from daily operations in overnight Fed Funds and Money Market Funds. Money Market Funds are composed mostly of government funds and high quality short-term commercial paper. The Company can redeem the funds at any time. As of September 30, 2005 and December 31, 2004, the amounts invested in Fed Funds were $43.6 million and $35.9 million, respectively. The average yield earned on these funds was 3.08% for the first nine months of 2005 compared to 1.27% for the same period last year. The Company invested $5.1 million and $3.7 million in money market funds and interest bearing deposits in other banks as of September 30, 2005 and December 31, 2004. The average balance and yield on money market funds and interest bearing deposits in other banks were $3.8 million and 3.16% for the first nine months of 2005 as compared to $13.7 million and 1.01% for the comparable period of 2004.

Investment Portfolio

As of September 30, 2005, investment securities totaled $201.7 million or 13% of total assets, compared to $168.4 million or 13% of total assets as of December 31, 2004. The increase of $32.6 million in the investment portfolio was due to: $137.1 million of combined purchases of U.S. government agency and U.S. government sponsored enterprise securities, U.S. government sponsored enterprise mortgage-backed securities and municipal securities. These purchases were partially offset by: (i) $73.0 million in available-for-sale U.S. Treasury, U.S. government sponsored enterprise securities and corporate bonds, which matured during the first nine months, (ii) $13.5 million in available-for-sale U.S. government sponsored enterprise preferred stocks and $1.0 million corporate bonds sold during the period, (iii) $5.0 million of U.S. government agency and U.S. government sponsored enterprise securities called, and (iv) principal payments of $18.5 million made on mortgage-backed securities.

As of September 30, 2005, available-for-sale securities totaled $190.1 million, compared to $157.0 million as of December 31, 2004. Available-for-sale securities as a percentage of total assets remained unchanged at 12% at September 30, 2005, and December 31, 2004. Held-to-maturity securities slightly decreased to $11.0 million as of September 30, 2005, compared to $11.4 million as of December 31, 2004. This decrease was due to the principal payments on mortgage backed securities. The composition of available-for-sale and held-to-maturity securities was 95% and 5% as of September 30, 2005, compared to 93% and 7% as of December 31, 2004, respectively. For the three months and nine months ended September 30, 2005, the yield on the average investment portfolio was 3.54% 3.46%, respectively, as compared to 3.10% and 3.25% respectively, for the same periods of 2004. This increase was mainly due to market rate hikes and replacing matured and call securities with higher yielding new securities. This increase partially offset by selling $6.5 million of the Freddie Mac preferred stocks and reversing the accrued dividends associated with these securities. The Company purchased additional mortgage-backed securities and U.S government agency and U.S. Government sponsored enterprise securities during the first nine months of 2005. The Company used cash flows generated from prepayments in mortgage-backed securities to purchase U.S. government agency and U.S. Government sponsored enterprise securities and adjustable mortgage-backed securities. Part of the proceeds was also used to fund higher yielding loans.

As a result of additional purchases, the average balance of taxable investment securities increased by 58% to $162.3 million for the nine months ended September 30, 2005, compared to $102.6 million for the same period of previous year. The annualized average yield increased 28 basis points to 3.52% for the nine months ended September 30, 2005, compared to 3.24% for the previous year.

The average balance of tax-advantaged securities was $11.5 million and $17.0 million for the nine months ended September 30, 2005 and 2004, respectively. The average yield on tax-advantaged securities for the year ended September 30, 2005 was 2.67% compared to 3.37% for the same period last year. This decrease was mainly due to a decrease in the yield on U.S. Government sponsored enterprise preferred stock. The tax-equivalent yield on these same types of securities for the nine months ended September 30, 2005 was 3.99% compared to 4.85% for the same period last year. The decrease in the yield on the tax advantage securities was primarily due to lower yielding U.S. Government sponsored enterprise preferred stock.

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

Investment Portfolio

	As of September 30, 2005		As of December 31, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury securities	$498	$498	$2,014	$2,033
U.S. Government agencies asset-backed securities	—	—	6	6
U.S. Government sponsored enterprise securities	99,480	98,421	66,535	65,747
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities*	69,362	68,810	62,294	62,279
U.S. Government sponsored enterprise preferred stock	4,865	5,107	10,092	10,138
Corporate trust preferred securities	11,000	11,051	11,000	11,028
Corporate debt securities	3,193	3,189	5,698	5,796
Investments in mutual funds	3,000	2,977	—	—

Total available for sale	$191,398	$190,053	$157,639	$157,027

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	4,413	4,344	6,197	6,161
Municipal securities	6,601	6,705	5,199	5,392

Total held to maturity	$11,014	$11,049	$11,396	$11,553

Total investment securities	$202,412	$201,102	$169,035	$168,580

*	Includes government agency securities of $16.5 million amortized cost and $16.4 million fair market value at September 30, 2005 compared to $17.4 million amortized cost and $17.3 million fair market value at December 31, 2004.

The following table summarizes, as of September 30, 2005, the maturity characteristics of the investment portfolio by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	(Dollars in thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield [17]	Amount	Yield [11]	Amount	Yield	Amount	Yield [17]	Amount	Yield [17]
Available for Sale (Fair Value):
U.S. Treasury securities	$498	3.50%	$—	—%	$—	—%	$—	—%	$498	3.50%
U.S. Government agencies and U.S. Government sponsored enterprise securities	19,912	1.79	78,509	3.20	—	—	—	—	98,421	2.92
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	—	—	2,379	4.66	3,570	4.48	62,861	3.87	68,810	3.93
U.S. Government sponsored enterprise preferred stock	5,107	1.16	—	—	—	—	—	—	5,107	1.16
Corporate trust preferred securities	—	—	—	—	—	—	11,051	5.30	11,051	530
Corporate debt securities	1,009	5.80	2,180	4.18	—	—	—	—	3,189	4.69
Investments in mutual funds	2,977	3.95	—	—	—	—	—	—	2,977	3.95

Total available for sale securities	$29,503	1.85	$83,067	3.27	$3,570	4.48	$73,913	4.08	$190,053	3.39

Held to Maturity (Amortized Cost):
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	—	—	—	—	—	—	4,413	3.74	4,413	3.74
Municipal securities	—	—	2,632	4.25	3,073	4.01	897	3.76	6,601	4.07

Total held to maturity	$—	—	$2,632	4.25	$3,073	4.01	$5,309	3.74	$11,014	3.94

Total investment securities	$29,503	1.85%	$85,699	3.30%	$6,642	4.26%	$79,222	4.06%	$201,067	3.42%

The following table shows the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2005:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Government and U.S. Government sponsored enterprise agencies securities	$56,245	$(245)	$27,174	$(814)	$83,419	$(1,059)
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	59,229	(628)	4,685	(26)	63,914	(654)
Corporate debt securities	1,177	(17)	—	—	1,177	(17)

Total	$116,651	$(890)	$31,859	$(840)	$148,509	$(1,730)

As of September 30, 2005, the Company has a total fair value of $148.5 million of securities with unrealized losses of $1.7 million. We believe these unrealized losses are due to a temporary condition, namely fluctuations in interest rates, and do not reflect a deterioration of credit quality of the issuer. The market value of securities which have been in a continuous loss position for 12 months or more totaled to $31.9 million with unrealized losses of $840,000. The Company sold $6.5 million of the Freddie Mac preferred stocks during the first quarter of 2005.

[17]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

All individual securities that have been in a continuous unrealized loss position for twelve months or longer at September 30, 2005 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long term investment grade status at September 30, 2005. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, the Company has the ability, and Management intends, to hold these securities until their fair values recover to cost.

Loan Portfolio

The Company’s moderate loan growth continued during the first nine months of 2005. Net loans increased $187.8 million, or 19%, to $1.2 billion at September 30, 2005, as compared to $1.0 billion at December 31, 2004. The increase in loans was funded primarily through deposit growth from established branches. While Management believes that it can continue to leverage the Company’s current infrastructure to achieve similar or greater growth in loans for the remainder of the year, no assurance can be given that such growth will in fact occur. Net loans as of September 30, 2005, represented 75% of total assets, compared to 76% as of December 31, 2004.

The growth in net loans is comprised primarily of net increases in real estate commercial loans of $152.5 million or 25%, commercial business loans of $42.5 million, or 20%, consumer loans of $10.2 million or 17%, and SBA loans of $7.0 million or 14%. Partially offsetting the growth in these loan categories were net decreases in construction loans of $10.7 million or 63% and trade finance loans of $10.6 million or 13%.

As of September 30, 2005, commercial real estate remained the largest component of the Company’s total loan portfolio with loans totaling $759.8 million, representing 63% of total loans, compared to $607.3 million or 59% of total loans at December 31, 2004. The increase in commercial real estate loans resulted from Management’s continued efforts to promote this portion of the loan portfolio, which entails a somewhat lesser degree of risk than certain other loans in the portfolio due to the nature and value of the collateral.

Commercial business loans increased by $42.5 million as of September 30, 2005 to $251.5 million, as compared to $209.0 million at year end 2004, mainly due to increased activity in other commercial business loans.

Trade finance loans decreased by $10.6 million or 13% to $73.1 million at September 30, 2005 from $83.8 million at December 31, 2004. This decrease in trade finance loans was mainly due to decreased activity in documentary negotiable advances.

The Company sold $37.2 million of guaranteed and unguaranteed portions of SBA loans in the first nine months of 2005, and retained the obligation to service the loans for a servicing fee and to maintain customer relations. As of September 30, 2005, the Company was servicing $148.7 million of sold SBA loans, compared to $137.5 million as of December 31, 2004. Despite continuing sales of SBA loans, SBA loans increased to $56.0 million at September 30, 2005, an increase of $7.0 million, or 14%, compared to last year-end.

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	September 30, 2005		December 31, 2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate
Construction	$6,183	0.51%	$16,919	1.65%
Commercial [18]	759,806	62.52	607,296	59.25
Commercial Loans	251,509	20.70	208,995	20.39
Trade Finance Loans [19]	73,160	6.02	83,763	8.17
SBA	35,926	2.96	34,504	3.37
Other [21]	185	0.02	864	0.08
Consumer	68,350	5.62	58,178	5.68

Total Gross Loans	1,195,119	98.35%	1,010,519	98.59%

Less:
Allowance for Loan Losses	(13,379)		(11,227)
Deferred Loan Fees	(1,422)		(1,356)
Discount on SBA Loans Retained	(2,109)		(1,986)

Total Net Loans	$1,198,265		$1,010,473

SBA held for sale[20]	$20,056	1.65%	$14,523	1.41%

The Company has historically made four types of credit extensions involving direct exposure to the Korean economy: (i) commercial loans to U.S. affiliates or subsidiaries or branches of companies located in South Korea (“Korean Affiliate Loans”), (ii) unused commitments for loans to U.S. affiliates of Korean companies (iii) advances on acceptances by Korean banks, and (iv) loans against standby letters of credit issued by Korean banks. In certain instances, standby letters of credit issued by Korean banks support the loans made to the U.S. affiliates or subsidiaries or branches of Korean companies, to which the Company has extended loans. In addition, the Company makes certain loans involving indirect exposure to the economies of South Korea as well as other Pacific Rim countries, as discussed at the end of this section.

The following table sets forth the amounts of outstanding balances in the above four categories for South Korea:

Loans and Commitments* Involving Korean Country Risk

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Commercial loans and commitments to U.S. affiliates or subsidiaries or branches of Korean companies	$11,449	$12,772
Unused commitments for loans to U.S. affiliates of Korean Companies	20,384	15,169
Acceptances with Korean Banks	11,516	14,623
Standby letters of credit issued by banks in South Korea and loans secured by standby letters of credit	9,527	10,527

Total	$52,876	$53,091

*	Commitments are off balance sheet items.

Loans and commitments involving direct exposure to the Korean economy totaled $52.9 million or 4% of total loans and commitments and $53.1 million or 4% of total loans and commitments as of September 30, 2005 and December 31, 2004, respectively. The Company’s level of loans and commitments involving such exposure on September 30, 2005 has decreased as compared to December 31, 2004, primarily due to a $3.1 million decrease in unused commitments for loans to U.S. affiliates of Korean Companies.

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

[18]	Real estate commercial loans are loans secured by first deeds of trust on real estate

[19]	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.pLP6

[20]	SBA loans held for sale is stated at the lower of cost or market.

[21]	Consists of transactions in process and overdrafts.

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

Nonperforming Assets

Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due but still accruing interest, loans restructured where the terms of repayment have been renegotiated, resulting in a reduction and/or deferral of interest or principal, and Other Real Estate Owned (“OREO”). Management generally places loans on nonaccrual status when they become 90 days or more past due, unless they are fully secured and in process of collection. Loans may be restructured in the discretion of Management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms, but the Company nonetheless believes the borrower will eventually overcome those circumstances and repay the loan in full. OREO consists of real property acquired through foreclosure or similar means that Management intends to offer for sale.

Management’s classification of a loan as nonaccrual or restructured is an indication that there is reasonable doubt as to the full collectibility of principal and/or interest on the loan. At this point, the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid. If the loan deteriorates further due to a borrower’s bankruptcy or similar financial problems, unsuccessful collection efforts or a loss classification by regulators or auditors, the remaining balance of the loan is then charged off. These loans may or may not be collateralized, but collection efforts are continuously pursued. Total nonperforming loans were $3.0 million and $3.4 million as of September 30, 2005 and December 31, 2004, respectively. The decrease in nonperforming loans was mainly due to a $169,000 decrease in commercial business loans and $106,000 in SBA loans. Total nonperforming loans also decreased by $997,000 to $3.0 million at September 30, 2005 from $4.0 million at September 30, 2004. This decrease was primarily due to a $723,000 decrease in nonperforming commercial business loans.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	September 30, 2005	December 31, 2004	September 30, 2004
	(Dollars in Thousands)
Nonaccrual loans:
Real estate:
Construction	$1,663	$1,746	$1,766
Commercial	—	—	—
Commercial:
Korean Affiliate Loans	—	—	—
Other commercial loans	788	957	1,511
Consumer	66	108	47
Trade finance:
Korean Affiliate Loans	—	—	—
Other trade finance loans	—	—	87
SBA	514	620	617
Other [22]	—	—	—

Total	3,031	3,431	4,028
Loans 90 days or more past due (as to principal or interest) still accruing:
Total	—	—	—
Restructured loans: [23]
Total	—	—	—

Total nonperforming loans	3,031	3,431	4,028
Other real estate owned	—	—	—

Total nonperforming assets	$3,031	$3,431	$4,028

Nonperforming loans as a percentage of total loans	0.25%	0.34%	0.43%
Nonperforming assets as a percentage of total loans and other real estate owned	0.25%	0.34%	0.43%
Allowance for loan losses to nonperforming loans	441.45%	327.22%	257.30%

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

[22]	Consists of transactions in process and overdrafts

[23]	A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

The following table provides information on impaired loans for the periods indicated:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Impaired loans with specific reserves	$2,370	$2,616
Impaired loans without specific reserves	4,552	2,490

Total impaired loans	6,922	5,106
Allowance on impaired loans	(161)	(398)

Net recorded investment in impaired loans	$6,761	$4,711

Average total recorded investment in impaired loans	$5,334	$6,520
Interest income recognized in impaired loans on a cash basis	$164	$234

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

In order to reflect the impact of recent events, the twelve-quarter rolling average is weighted. Loans risk classified as pass, special mention and substandard for the most recent three quarters are weighted approximately as follows:

•	The most recent quarter is weighted 55%;

•	The second most recent is weighted 27%; and

•	The third most recent is weighted 18%.

The formula allowance may be further adjusted to account for the following qualitative factors:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;

•	Changes in national and local economic and business conditions and developments, including the condition of various market segments;

•	Changes in the nature and volume of the loan portfolio;

•	Changes in the experience, ability, and depth of lending management and staff;

•	Changes in the trend of the volume and severity of past due and classified loans, and trends in the volume of nonaccrual loans and troubled debt restructurings, and other loan modifications;

•	Changes in the quality of our loan review system and the degree of oversight by the Board of Directors;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated losses in our loan portfolio.

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

Allowance for Country Risk Exposure. The allowance for country risk exposure is based on an estimate of probable losses relating to both direct exposure to the Korean economy, and indirect exposure to the economies of various Pacific Rim countries. The exposure is related to trade finance loans made to support export/import businesses between the U.S. and South Korea, Korean Affiliate Loans, and certain loans to local U.S. businesses that are supported by standby letters of credit issued by Korean banks. As with the credit rating system, the Company uses a country risk grading system under which risk gradings have been divided into three ranks. To determine the risk grading, the Company evaluates loans to companies with a significant portion of their business reliant upon imports or exports to Pacific Rim countries. The Company then analyzes the degree of dependency on business, suppliers or other business areas dependent upon such countries and applies an individual rating to the credit. The Company provides an allowance for country risk exposure based upon the rating of dependency. Most of the Company’s business customers whose operations are indirectly affected by the economies of such countries are in the import or export businesses. As part of its methodology, the Company assigns one of three rating factors (25, 50 or 75 basis points) to borrowers in these businesses, depending upon the perceived degree of indirect exposure to such economies. The “country risk exposure factor” reflected in the table below is in addition to the allowance for such loans, which is already reflected, in the formula allowance. This factor takes into account both the direct risk on the loans included in the Loans Involving Country Risk table above, and the loans to import or export businesses involving indirect exposure to the Korean economy.

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

The following table sets forth the composition of the allowance for loan losses as of September 30, 2005 and December 31, 2004:

	As of September 30, 2005	As of December 31, 2004
	(Dollars in thousands)
Composition of Allowance for Loan Losses
Specific (Impaired loans).	$161	$398
Formula (non-homogeneous)	12,603	10,282
Homogeneous	327	269
Country risk exposure	288	278

Total allowance for loan losses	$13,379	$11,227

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

	As of and For the Periods Ended
	(Dollars in thousands)
	September, 30 2005	December 31, 2004	September, 30 2004
Allowance for Loan Losses
Balances:
Average total loans outstanding during period [24]	$1,088,172	$878,819	$846,638
Total loans outstanding at end of period	$1,211,644	$1,021,359	$939,197
Allowance for Loan Losses:
Balance at beginning of period	$11,227	$8,804	$8,804
Charge-offs:
Real Estate
Construction	—	435	435
Commercial	—	—	—
Commercial:	433	967	570
Consumer	162	165	87
Trade Finance:	—	—	—
SBA	2	63	9
Other	—	—	—

Total charge-offs	597	1,630	1,101

Recoveries
Real estate
Construction	—	—	—
Commercial	—	—	—
Commercial	93	696	413
Consumer	11	35	35
Trade finance	—	41	41
SBA	15	31	22
Other	—	—	—

Total recoveries	119	803	511

Net loan charge-offs	478	827	590

Provision for loan losses	2,630	3,250	2,150

Balance at end of period	$13,379	$11,227	$10,364

Ratios:
Net loan charge-offs to average total loans	0.04%	0.09%	0.07%
Provision for loan losses to average total loans	0.24	0.37	0.25
Allowance for loan losses to gross loans at end of period	1.10	1.10	1.10
Allowance for loan losses to total nonperforming loans	441.45	327.22	257.30
Net loan charge-offs to allowance for loan losses at end of period	3.57	7.37	5.70
Net loan charge-offs to provision for loan losses	18.17%	25.45%	27.44%

The allowance for loan losses was $13.4 million as of September 30, 2005 compared to $11.2 million at December 31, 2004. The Company recorded a provision of $2.6 million for the first nine months of 2005. For the nine months ended September 30, 2005, the Company charged off $597,000 and recovered $119,000, resulting in net charge-offs of $478,000, compared to net charge-offs of $590,000 for the same period in 2004. The ratio of the allowance to gross loans remained unchanged at 1.10% at September 30, 2005, December 31, 2004 and September 30, 2004. The Company provides an allowance for new credits based on the migration analysis discussed previously. Because of the improving quality of assets, the ratio of the allowance for loan losses to total nonperforming loans increased to 441.5% as of September 30, 2005 compared to 327.2% as of December 31, 2004 and 257.3% at September 30, 2004. Management believes that the ratio of the allowance to nonperforming loans at September 30, 2005 was adequate based on its overall analysis of the loan portfolio.

The balance of the allowance for loan losses increased to $13.4 million as of September 30, 2005 compared to $11.2 million as of December 31, 2004. This increase was mainly due to an $2.3 million increase in formula (non-homogeneous) allowance, a $58,000 increase in homogeneous allowance and a $10,000 increase in country risk exposure mainly due to loan growth. These increases were partially offset by a decrease in the specific reserve of $237,000.

[24]	Total loans are net of deferred loan fees and discount on SBA loans sold.

The provision for loan losses for the first nine months of 2005 was $2.6 million, an increase of 22%, compared to $2.2 million for the same period in 2004. This increase was due to loan growth.

Management believes the level of allowance as of September 30, 2005 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the quarter. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require increased provisions for loan losses in the future.

Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, Management performs an ongoing assessment of the risks inherent in the portfolio. Real estate is the principal collateral for the Company’s loans.

Other Assets

Other assets were at $4.9 million at September 30, 2005 and $4.0 million at December 31, 2004.

Deposits

An important balance sheet component affecting the Company’s net interest margin is its deposit base. The Company’s average interest bearing deposit cost increased to 2.74% during the first nine months of 2005, compared to 1.90% for the same period of 2004. This increase is primarily due to the increases in short term rates set by the Federal Reserve Board, which caused the average rates paid on deposits and other liabilities to increase.

The Company can deter, to some extent, the rate hunting customers who demand high cost CDs because of local market competition by using wholesale funding sources. Total brokered CDs were $20.0 million as of September 30, 2005, and December 31, 2004, with maturities ranging from ten to twelve months. With interest rates relatively low, the Company has extended the duration of its liabilities using wholesale funding sources to protect its net interest margin going forward in the event that interest rates begin to rise. In addition, the Company maintained an $80.0 million time certificate of deposit from a governmental entity as of September 30, 2005, which increased by $20 million as compared to $60 million at December 31, 2004. The deposit has historically been renewed every 3 to 6 months.

Total deposits increased by $223.0 million or 19% to $1.39 billion at September 30, 2005 compared to $1.17 billion at December 31, 2004. The increase was mainly due to a $63.6 million increase in non-interest bearing deposits and a $151.5 million increase in time deposits of $100,000 or more. Savings also increased by 9%, to $80.3 million from $73.7 million at December 31, 2004. The Company introduced a new deposit product called Summer CDs in June 2005, which contributed to deposit growth.

Deposits consist of the following as of the dates indicated:

	September, 30 2005	December, 31, 2004
	(Dollars in Thousands)
Demand deposits (noninterest-bearing)	$410,767	$347,195
Money market accounts and NOW	203,294	210,842
Savings	80,333	73,733

	694,394	631,770

Time deposits:
Less than $100,000	90,280	81,407
$100,000 or more	603,896	452,359

	694,176	533,766

Total	$1,388,570	$1,165,536

Time deposits by maturity dates are as follows at September 30, 2005:

	$100,000 or Greater	Less Than $100,000	Total
	(Dollars in thousands)
2005	$189,372	$27,264	$216,636
2006	405,205	59,705	464,911
2007	3,867	2,279	6,145
2008	4,148	852	5,000
2009 and thereafter	1,304	180	1,484

Total	$603,896	$90,280	$694,176

Information concerning the average balance and average rates paid on deposits by deposit type for the three and nine months ended September 30, 2005 and 2004 is contained in the “Distribution, Yield and Rate Analysis of Net Income” tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses Federal Home Loan Bank of San Francisco (“FHLB”) advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowing was $47.2 million and $42.4 million, at September 30, 2005 and December 31, 2004, respectively. This increase was due to Management’s decision to fund loan growth by increasing FHLB advances. Notes issued to the U.S. Treasury and fed funds purchased amounted $605,000, and $15.0 million, as of September 30, 2005, respectively, compared to $2.2 million and $0, respectively, as of December 31, 2004. The total borrowed amount outstanding at September 30, 2005 and December 31, 2004 was $63.1 million and $44.9 million, respectively.

In addition, the issuance of long-term subordinated debenture at the end of 2003 of $18.0 million in “pass-through” trust preferred securities created another source of funding.

Contractual Obligations

The following table presents, as of September 30, 2005, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
	(Dollars in Thousands)
Debt obligations *	$40,000	$4,000	$—	$3,179	$47,179
Deposits	1,338,776	42,121	7,673	—	1,388,570
Operating lease obligations	493	3,286	1,303	1,895	6,977

Total contractual obligations	$1,379,269	$49,407	$8,976	$5,074	$1,442,726

*	Includes principal payment only

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

As of September 30, 2005, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities was 16%. Total available liquidity as of that date was $227.4 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available for sale securities. It is the Company’s policy to maintain a minimum liquidity ratio of at least 10%. The Company’s net non-core fund dependence ratio was 42% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $40 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The net non-core fund dependence ratio was 40% with the assumption of $40 million as stable and core fund sources and certain portion of MMDA as volatile. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by the long-term assets.

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

Interest Rate Risk

Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change. In general, the interest rates that the Company earns on its assets and pays on its liabilities are established contractually for specified periods of time. Market interest rates change over time and if a financial institution cannot quickly adapt to changes in interest rates, it may be exposed to volatility in earnings. For instance, if the Company were to fund long-term fixed rate assets with short-term variable rate deposits, and interest rates were to rise over the term of the assets, the short-term variable deposits would rise in cost, adversely affecting net interest income. Similar risks exist when rate sensitive assets (for example, prime rate based loans) are funded by longer-term fixed rate liabilities in a falling interest rate environment.

In order to monitor and manage interest rate risk, Management utilizes quarterly gap analysis and quarterly simulation modeling as a tool to determine the sensitivity of net interest income and economic value sensitivity of the balance sheet. These techniques are complementary and both are used to provide a more accurate measurement of interest rate risk.

Gap analysis measures the repricing mismatches between assets and liabilities. The interest rate sensitivity gap is determined by subtracting the amount of liabilities from the amount of assets that reprice during a particular time interval. A liability sensitive position results when more liabilities than assets reprice or mature within a given period. Conversely, an asset sensitive position results when more assets than liabilities reprice within a given period. As of September 30, 2005, the Company was asset sensitive with a positive one-year gap of $233.3 million or 14.6% of total assets and 16.1% of earning assets.

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

The following table sets forth, as of September 30, 2005, the estimated impact of changes on the Company’s net interest income over a twelve-month period and EVE, assuming a parallel shift of 100 to 300 basis points in both directions.

Change (In Basis Points)	Net Interest Income (Next twelve months)	% Change	Economic Value of Equity (EVE)	% Change
	(Dollars in thousands)
+300	$80,287	18.04%	$103,329	-4.58%
+200	$76,190	12.02%	$104,790	-3.14%
+100	$72,097	6.00%	$106,459	-1.60%
Level	$68,016	0.00%	$108,189	0.00%
-100	$63,925	-6.01%	$109,864	1.55%
-200	$59,494	-12.53%	$111,009	2.61%
-300	$53,236	-21.73%	$111,480	3.04%

As previously indicated, net income increases (decreases) as market interest rates rise (fall), since the Company is asset sensitive. The EVE decreases (increases), as the rate rises (falls), since the EVE has a negative convexity (reverse relationship) with the discount rate. As the above table indicates, a 300 basis points drop in rates impacts net interest income by $15.2 million or a 22% decrease, whereas a rate increase of 300 basis points impacts net interest income by only $12.3 million or a 18% increase.

All interest-earning assets and interest-bearing liabilities and related derivative contracts are included in the rate sensitivity analysis at September 30, 2005. At September 30, 2005, the Company’s estimated changes in net interest income and EVE were within the ranges established by the Board of Directors.

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

CAPITAL RESOURCES

The pending restatement, described under “2005 Restatement” at the beginning of this report, is not expected to affect the Company’s total Shareholders’ Equity; however, the capital ratios do change. Capital ratios presented are defined by the Company’s banking regulators (FDIC, DFI and Federal Reserve Bank). The amount of capital used for regulatory capital ratio calculations does not include the Other Comprehensive Income portion of Shareholder’s Equity where the effect of the prior use of the hedge accounting treatment recognized the mark to market adjustment each quarter. As a result of the proposed restatement, the mark to market adjustment of the Company’s interest rate swaps is recognized in current earnings and therefore retained earnings, which is included in the capital amount used for regulatory capital ratio calculations.

Shareholders’ equity as of September 30, 2005 was $107.0 million, compared to $90.7 million as of December 31, 2004. The primary sources of increases in capital have been retained earnings and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company is financially sound and able to support its growth from its retained earnings.

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

The following table compares the Company’s and Bank’s actual capital ratios at September 30, 2005, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	10.51%	10.52%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	9.46%	9.47%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	8.80%	8.81%	4.00%	5.00%

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk is included as part of Part I, Item 2 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Market Risk/Interest Rate Risk Management”.

Item 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005, have concluded that as of that date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

As reported in the Company’s Form 10-K for the year ended December 31, 2004, which report is in the process of being amended (see “2005 Restatement” at the beginning of this report), Management concluded that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting, due to an internal control deficiency that constituted a “material weakness,” as defined by the Public Company Accounting Oversight Board’s Accounting Standard No. 2. The identified weakness was that the Company failed to design and implement controls related to the interpretation and implementation of various accounting principles, primarily related to complex non-routine business transactions. Specifically, the Company did not have personnel with the requisite expertise and training or utilize outside consulting expertise with respect to the application of such accounting principles. The most significant manifestation of this material weakness involved the accounting treatment of the Company’s interest rate swaps. This accounting treatment is discussed in “2005 Restatement” at the beginning of this report.

In addition to the material weakness described above which had existed as of December 31, 2004, Management has concluded that the failure to ensure the correct application of SFAS 133 when the Company’s interest rate swaps were entered into between 2001 and 2003, and the failure to subsequently correct that error, constituted a material weakness in the Company’s internal control over financial reporting as of June 30, 2005.

The Company has taken steps to remediate the material weaknesses with respect to the application of SFAS 133 as well as the Company’s accounting expertise generally, as described under “— Changes in Internal Controls” below. The weaknesses cannot be deemed fully remediated prior to December 31, 2005, as the Company needs sufficient time to determine that the recently implemented controls have been designed effectively. As a result, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e)) were not effective. However, nothing has come to the attention of Management to indicate that such internal controls over financial reporting are not designed effectively.

Changes in Internal Controls. There were no significant changes, other than the remedial actions discussed below, in the Company’s internal controls over financial reporting or in other factors in the third quarter of 2005 or subsequently that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

To correct the material weaknesses identified above, the Company has augmented its accounting expertise to enable the Company to properly apply accounting principles to complex transactions and report them accurately in its financial statements. On March 17, 2005, the Company engaged a Chief Financial Officer who is a certified public accountant with more than 28 years of experience in the financial services industry. The Company has also retained a consultant to provide additional guidance with respect to complex accounting principles. We believe that the steps we have taken will result in the remediation of the material weaknesses in our internal control over financial reporting as discussed above.

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

On November 10, 2005, the Orange County Superior Court dismissed all claims of KEIC against the Bank in this action on the grounds that federal courts have exclusive jurisdiction over KEIC’s claims against the Bank. While the court ruling dismisses KEIC’s claim against the Bank, it is possible that KEIC will appeal the dismissal and/or seek to file a new claim against the Bank in federal court. In addition, third party claims against the Bank for indemnification remain pending in the state court action.

We believe that we have meritorious defenses against the claims made by KEIC (in addition to our jurisdictional defense) and the parties alleged to have accepted the bills of exchange subject to the lawsuit, and we intend to continue to vigorously defend this lawsuit. However, we cannot predict the outcome of this litigation, and it will be expensive and time-consuming to defend. One of the Bank’s insurance companies, BancInsure, has informed the Bank that there is coverage for a portion of defense. While it is possible that the claims may ultimately be determined to be covered by insurance, BancInsure has stated that it reserves its rights to determine whether coverage exists and ultimately deny coverage. If the outcome of this litigation is adverse to us, and we are required to pay significant monetary damages, our financial condition and results of operations are likely to be materially and adversely affected.

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

Management does not believe that the memorandum will have a material impact on our operating results or financial condition or that, unless we fail to adequately address the concerns of the FDIC, the memorandum will constrain our business. Management is committed to resolving the issues addressed in the memorandum as promptly as possible, and had already taken numerous steps to address the identified deficiencies prior to executing the memorandum. The Company filed a Current Report on Form 8-K with respect to this matter on May 13, 2005.

Item 6:	EXHIBITS

Exhibit No.	Description

2.1	Plan of Reorganization and Agreement of Merger dated June 7, 2002 among California Center Bank, Center Financial Corporation and CCB Merger Company[1]

2.2	Branch Purchase and Assumption Agreement dated January 7, 2004[2]

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Restated Bylaws of Center Financial Corporation[1]

10.1	Employment Agreement between California Center Bank and Seon Hong Kim dated March 30, 2004[3]

10.2	Amended and Restated 1996 Stock Option Plan (assumed by Registrant in the reorganization) [3]

10.3	Lease for Corporate Headquarters Office[1]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[2]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[2]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[2]

11	Statement of Computation of Per Share Earnings (included in Note 7 to Consolidated Financial Statements included herein.)

[1]	Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on June 14, 2002.

[2]	Filed as an Exhibit to the Form 10-K filed with Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference.

[3]	Filed as an Exhibit to the Form 10-Q filed with Securities and Exchange Commission on May 14, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: November 14, 2005	/s/ SEON HONG KIM
Center Financial Corporation Seon Hong Kim President & Chief Executive Officer

Date: November 14, 2005	/s/ PATRICK HARTMAN
Center Financial Corporation Patrick Hartman Executive Vice President & Chief Financial Officer