Form 10-K/A
period 2004-12-31
CENTER FINANCIAL CORP
filed 2005-11-18
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☒  Yes    ☐  No

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $163.5 million, based on the closing price reported on the Nasdaq National Market on that date of $15.17 per share.

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

2005 Restatement

We are filing this amendment to the Annual Report on Form 10-K/A for the year ended December 31, 2004 of Center Financial Corporation (“the Company”), to amend and restate the consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and the unaudited quarterly data for each of the quarters in the years 2004 and 2003 to reflect a change in the accounting treatment of the Company’s interest rate swaps, which swaps were acquired between 2001 and 2003. The restatement affects reported net income by reducing 2004 by $790,000 and increasing 2003 and 2002 by $140,000 and $1.1 million, respectively. See notes 22 and 24 of the consolidated financial statements for additional information.

We have also determined that a control deficiency related to accounting for these derivatives constituted a material weakness in our internal control over financial reporting as of December 31, 2004. See Item 9A below.

In the course of a regularly scheduled review of the Company’s second quarter 2005 financial statements, management determined that the Company’s prime rate indexed interest rate swaps did not qualify for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”). Previously, until October 1, 2004, the Company’s interest rate swaps had been accounted for under FAS 133 using hedge accounting treatment. Effective October 1, 2004, management determined that the swaps did not qualify for hedge accounting treatment under FAS 133. Management subsequently determined that hedge accounting under FAS 133 was not appropriate from the inception of the swaps in 2001.

After discussions with the Audit Committee, management reviewed these matters in further detail, and after completing its analysis on August 3, 2005, recommended to the Audit Committee that the Company’s previously reported financial results be restated to reflect the elimination of hedge accounting treatment since the inception of the swaps. The Audit Committee agreed with this recommendation. The Company determined that the previously reported results for the Company should be restated to eliminate hedge accounting for the swaps for 2001 through 2004.

Except as set forth above, this form 10K/A continues to speak as of the date of the filing of the original Form 10-K filed March 31, 2005, and we have not updated disclosures contained herein to reflect any events that have occurred thereafter.

Forward-Looking Statements

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on the current beliefs of the Company’s Management as well as assumptions made by and information currently available to Management. All statements other than statements of historical fact included in this Annual Report, including without limitation, statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” regarding the Company’s financial position, business strategy and plans and objectives of Management for future operations, are forward-looking statements. When used in this Annual Report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar meaning, as they relate to the Company or the Company’s Management, are intended to identify forward-looking statements. Although Management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from Management’s expectations (“cautionary statements”) include fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which the Company conducts its operations, and are disclosed under “Risk Factors” and elsewhere in this Annual Report. Based upon changing conditions, if any one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

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

Center Bank and Subsidiary

The Bank is a California state-chartered and FDIC-insured bank, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters is located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank is a community bank providing comprehensive financial services for small to medium sized business owners, mostly in Southern California. The Bank specializes in commercial loans, most of which are secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is the greater Los Angeles metropolitan area, including Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has fifteen full-service branch offices located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all 13 branches as de novo branches. On April 26, 2004, the Company completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch, the Bank’s first out-of-state branch, which will focus on the Korean-American niche market in Chicago. The Company assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Company opened its fifteenth branch in Northridge, in the San Fernando Valley, California on December 20, 2004.

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

CB Capital Trust was formed with the intention of ultimately reducing the Company’s state taxes and thereby increasing net earnings, although it is currently uncertain whether any such tax savings will be available (see “Item 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Provision for Income Taxes”). The Company’s effective tax rate for the years ended December 31, 2004, 2003 and 2002 was 37%, 36% and 37%. The Company did not record state tax benefits related to CB Capital Trust. The Company may use CB Capital Trust as a vehicle to raise additional capital in the future.

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

Cease and Desist Order

On November 30, 2001, the Bank consented to the issuance of a Cease and Desist Order by the FDIC pursuant to Section 8(b)(1) of the Federal Deposit Insurance Act, 12 U.S.C. § 1818(b)(1), concerning compliance with the Bank Secrecy Act and related regulations. This order was disclosed in detail in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002. As a result of the regulatory examination in 2002, the FDIC terminated this order on April 9, 2002.

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

In addition to other banks, competitors include savings institutions, credit unions, and numerous non-banking institutions, such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer money market and mutual funds, wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. To the extent that we are affected by more general competitive trends in the industry, those trends are towards increased consolidation and competition. Strong, unregulated competitors have entered banking markets with focused products targeted at highly profitable customer segments. Many largely unregulated competitors are able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically, and the California market has been particularly attractive to out-of-state institutions The Financial Modernization Act effective March 11, 2000, which has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, has also intensified competitive conditions. (See “ — SUPERVISION AND REGULATION — Financial Modernization Act” below.)

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

The restatement described in Note 24 to the Consolidated Financial Statements does not change the Company’s Total Shareholders’ Equity for any of the restated periods, except for a change of $78 thousand in 2002 and 2003 however the capital ratios are affected. Capital ratios presented are determined in accordance with the regulations of the Company’s banking regulators (FDIC, DFI and Federal Reserve Bank). The amount of capital used for regulatory capital ratio calculations does not include the Other Comprehensive Income portion of Shareholders’ Equity. As a result of the restatement and the elimination of hedge accounting treatment the mark to market adjustment is recognized in current earnings rather than other comprehensive income and accordingly, the retained earnings component of Total Shareholders’ Equity which is included in the capital amount used for regulatory capital ratio calculations.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the statements of financial condition as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2004 and 2003, the Bank’s Total Risk-Based Capital Ratios were 10.54% and 12.81%, respectively, and its Tier 1 Risk-Based Capital Ratios were 9.52% and 11.72%, respectively. As of December 31, 2004 and 2003, the consolidated Company’s Total Risk-Based Capital Ratios were 10.62% and 12.86%, respectively, and its Tier 1 Risk Based Capital Ratios were 9.59% and 11.77%, respectively.

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

The following table sets forth the Company’s and the Bank’s restated capital ratios at December 31, 2004 and 2003:

	2004		2003
	Center Financial Corporation	Center Bank	Center Financial Corporation	Center Bank
Risk Based Ratios
Total Capital (to Risk-Weighted Assets)	10.62%	10.54%	12.86%	12.81%
Tier 1 Capital (to Risk-Weighted Assets)	9.59%	9.52%	11.77%	11.72%
Tier 1 Capital (to Average Assets)	9.13%	9.09%	10.87%	10.83%

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

The Company has incurred, and expects to continue to incur, significant costs in connection with its compliance with Sarbanes-Oxley, particularly with Section 404 thereof, which requires management to undertake an assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting and requires the Company’s auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls. As discussed in Item 9A, the Company had a material weakness in these internal controls as of December 31, 2004.

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

A substantial majority of our loans are generated in the greater Los Angeles area in Southern California. As a result, poor economic conditions in the Los Angeles area may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. The Los Angeles area has experienced stagnant economic activity in line with the slowdown in California during the past year. Economic growth slowed significantly as a result continuation of recessionary conditions and brush fires, which has taken place throughout Southern California, although delinquencies on our loans as a result of the current conditions have been minimal. High unemployment levels experienced since mid 2001 continued in 2004, especially in Los Angeles County, which is our geographic center and the base of our deposit and lending activity. In addition, it is likely that the continued US presence in Iraq will continue to have a significant negative effect on the national economy. If the current recessionary conditions continue or deteriorate, we expect that our level of problem assets would increase accordingly, resulting in increases in the level of delinquencies and losses for us.

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

As the primary collateral for many of our loans rests on commercial real estate properties, a downturn in real estate values in the greater Southern California region could negatively impact us by providing us with decreased collateral values in our loan portfolio. In the early 1990s, the entire state of California experienced an economic recession, particularly impacting real estate values that resulted in increases in the level of delinquencies and losses for many of the state’s financial institutions. If any similar real estate recession affecting our market areas should occur in the future, the security for many of our loans could be reduced and the ability of many of our borrowers to pay could decline. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and recent flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations. The California real estate market rapid appreciation rates seem to be slowing down in 2005. According to Data Quick News, a real estate information service, the Southern California residential real estate market finished off 2004 with new price peaks and a strong, but not record-breaking sales pace. If real estate sales and appreciation weakens, we might experience an increase in the percentage of nonperforming assets in commercial real estate, commercial and industrial loan portfolios may have a material impact on our financial condition and results of operations, by reducing our income, increasing our expenses, and leaving us with less cash available for lending and other activities.

We have not experienced any deterioration in our commercial real estate loan portfolio during the 2004. However, there was an increase in charge-offs among construction loans, due to one large participated construction loan in the amount of $2.3 million. Construction has been completed and the hotel is operational. The borrower filed a bankruptcy petition to the court followed by a Chapter 11 Plan in July 2004. On November 3, 2004, the Court approved the Chapter 11 Plan. According to the Plan, the participating group, of which the Company is a member, will be paid in 6 years. (See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Nonperforming Assets.”)

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

Our total assets have increased to $1.3 billion as of December 31, 2004, from $1.0 billion and $818.6 million as of December 31, 2003 and 2002. The Company has achieved a compounded annual growth rate of 18% in total assets since 2002. We opened one new branch office in September 2000, five additional branches in the second half of 2001, one each in 2002 and 2003, and two in 2004 (including the Chicago branch acquisition). We intend to investigate other opportunities to open additional branches that would complement our existing business as such opportunities may arise; however, we can provide no assurance that we will be able to identify additional locations or finalize additional branch openings.

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

Banking companies’ earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets, such as loans and investment securities. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by the monetary policies of the Federal Reserve Board, the international interest rate environment, as well as by economic, regulatory and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. Many of these factors are beyond our control. Fluctuations in interest rates affect the demand of customers for our products and services. We are subject to interest rate risk to the degree that our interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than our interest-earning assets. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. Therefore, significant fluctuations in interest rates may have an adverse or a positive effect on our results of operations. (See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk.”)

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

We also compete with other financial institutions such as savings and loan associations, credit unions, thrift and loan companies, mortgage companies, securities brokerage companies and insurance companies located within and without our service area and with quasi-financial institutions such as money market funds for deposits and loans. Financial services like ours are increasingly offered over the Internet on a national and international basis, and we compete with providers of these services as well. Ultimately, competition can drive down our interest margins and reduce our profitability. It also can make it more difficult for us to continue to increase the size of our loan portfolio and deposit base. See “ – Competition.”

We might not be able to continue to pay cash dividends in the future.

As a banking holding company which currently has no significant assets other than our equity interest in Center Bank, our ability to pay dividends primarily depends upon the dividends we receive from Center Bank. The dividend practice of Center Bank, like our dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by Center Bank’s board of directors at that time. In addition, during any period in which Center Financial has deferred payment of interest otherwise due and payable on its subordinated debt securities, we may not make any dividends or distributions with respect to our capital stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.”

We paid a quarterly cash dividend of 4 cents per share (adjusted for two-for-one stock split paid on March 2, 2004) starting in October 2003, and currently plan to continue to pay cash dividends on a quarterly basis. However, the amount of any such dividend will be determined each quarter by our Board of Directors in its discretion, based on the factors described in the previous paragraph. No assurance can be given that the Bank’s and the Company’s future performance will justify the payment of dividends in any particular quarter. We are a legal entity separate and distinct from our subsidiaries. Substantially all of our revenue and cash flow, including funds available for the payment of dividends and other operating expenses, is dependent upon the payment of dividends to us by our subsidiaries. Dividends payable to us by Center Bank are restricted under California and federal laws and regulation. See “Item 5, Market for Common Equity and Related Shareholder Matters – Dividends.”

We have specific risks associated with Small Business Administration loans.

We realized $4.2 million, $2.7 million, and $1.3 million, respectively, in 2004 and in 2003 and 2002, in gains recognized on secondary market sales of our SBA loans. We have regularly sold the guaranteed portions of these loans in the secondary market in previous years. However, the Company initiated the sale of the unguaranteed portion of SBA loans during the third quarter of 2004. We can provide no assurance that we will be able to continue originating these loans, or that a secondary market will exist for, or that we will continue to realize premiums upon the sale of the SBA loans. The federal government presently guarantees 75% to 80% of the principal amount of each qualifying SBA loan. We can provide no assurance that the federal government will maintain the SBA program, or if it does, that such guaranteed portion will remain at its current funding level. Furthermore, we can provide no assurance that we will retain our preferred lender status, which, subject to certain limitations, allows us to approve and fund SBA loans without the necessity of having the loan approved in advance by the SBA, or that if it does, the federal government will not reduce the amount of such loans which we can make. We believe that our SBA loan portfolio does not involve more than a normal risk of collectibility. However, since we have sold some of the guaranteed portions of our SBA loan portfolio, we incur a pro rata credit risk on the non-guaranteed portion of the SBA loans since we share pro rata with the SBA in any recoveries. In the event of default on an SBA loan, our pursuit of remedies against a borrower would be subject to SBA approval, and where the SBA establishes that its loss is attributable to deficiencies in the manner in which the loan application has been prepared and submitted, the SBA may decline to honor its guarantee with respect to our SBA loans or it may seek the recovery of damages from us. The SBA has never declined to honor its guarantees with respect to its SBA loans, although no assurance can be given that the SBA would not attempt to do so in the future. (See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loan Portfolio – Small Business Administration (SBA) Loans.”)

Another economic downturn in South Korea could cause us to incur losses with respect to certain of our loans and credit transactions which expose us to the Korean Economy.

Because a significant portion of our customer base is Korean-American, we have historically had exposure to the Korean economy with respect to certain of our loans and credit transactions. We make three types of credit extensions involving direct exposure to the Korean economy: commercial loans to U.S. affiliates/subsidiaries/branches of companies located in South Korea (“Korean Affiliate Loans”), acceptances with Korean banks, and standby letters of credit issued by Korean banks. We also have indirect exposure to the economies of various Pacific Rim countries because we provide short term trade financing to local import and/or export businesses in connection with issuing letters of credit to overseas suppliers/sellers, as well as making working capital and other business loans to such businesses, some of which businesses could be hurt by a downturn in the economies of such countries. The Korean economy and its capital markets suffered significant downturns in late 1997 and early 1998, and we had one Korean Affiliate Loan for $2 million that had to be charged off in 1997 because such customer was directly impacted by the problems in South Korea. Since that time the Bank fully recovered all $2.0 million as of December 31, 2004. This one charge-off in 1997 represented in excess of 42.7% of our total charge-offs in 1997. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Nonperforming Assets, Allowance for Loan Losses and Market Risk/Interest Rate Risk Management.” Since that time, we have been closely monitoring our exposure to the Korean economy and those of other Pacific Rim countries and have taken steps to reduce our exposure and to make sure that our allowance for loan losses is adequate to absorb any losses that might occur if problems were to arise again in South Korea or those other countries. However, another severe downturn in the Korean economy or in the economies of other Pacific Rim countries could cause us to incur significant credit losses.

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

The information in the following table indicates the high and low “bid” and “asked” quotations and approximate volume of trading for the Company’s common stock for the periods indicated, based upon information provided by the Nasdaq Stock Market, Inc. The high and low prices have been adjusted to give effect to all stock dividends, and the two-for one stock split paid on March 2, 2004. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, do not reflect actual transactions and do not include nominal amounts traded directly by shareholders or through other dealers and not through the Securities Dealers.

Calendar Quarter Ended	Sale Price of the Company’s Common Stock		Approximate Trading Volume
	High	Low
March 31, 2003	7.64	7.60	2,218,496
June 30, 2003	7.86	7.26	1,920,224
September 30, 2003	10.25	10.13	2,111,612
December 31, 2003	14.10	13.63	1,870,328
March 31, 2004	16.08	15.65	2,844,500
June 30, 2004	15.17	14.86	1,466,800
September 30, 2004	19.16	18.88	2,987,000
December 31, 2004	20.20	19.94	4,955,800

Holders

As of December 31, 2004, there were approximately 154 shareholders of record of the common stock, and about 2,183 street name holders.

Dividends

As a banking holding company, which currently has no significant assets other than our equity interest in Center Bank, our ability to pay dividends primarily depends upon the dividends we receive from Center Bank. The dividend practice of Center Bank, like our dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by Center Bank’s board of directors at that time. In addition, during any period in which it has deferred payment of interest otherwise due and payable on its subordinated debt securities, Center Financial may not make any dividends or distributions with respect to its capital stock. See “Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.”

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial information, as restated (See Note 24 to the Consolidated Financial Statements), concerning the Company,1 which should be read in conjunction with our audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The following selected financial data as of December 31, 2004 and 2003 and for the three year period ended December 31, 2004 is derived from our audited consolidated financial statements and related notes, which are included in this Annual Report. All per share information has been adjusted for stock splits and dividends declared by the Company from time to time, including the two-for-one stock split paid on March 2, 2004. Statistical information below is generally based on average daily amounts.

	As of and For the Years Ended December 31,
	Restated[4] 2004	Restated[4] 2003	Restated[4] 2002	Restated[4] 2001	2000
	(Dollars in thousands, except share data)
STATEMENTS OF OPERATIONS:
Interest income	$57,508	$41,712	$36,583	$36,058	$32,898
Interest expense	15,381	11,643	11,044	13,749	11,697

Net interest income before provision for loan losses	42,127	30,069	25,539	22,309	21,201
Provision for loan losses	3,250	2,000	2,100	1,200	500

Net interest income after provision for loan losses	38,877	28,069	23,439	21,109	20,701
Noninterest income	20,558	16,552	13,788	10,686	8,967
Noninterest expense	36,823	26,031	20,551	19,881	15,964

Income before income tax expenses	22,612	18,590	16,676	11,914	13,704
Income tax expense	8,388	6,798	6,245	4,266	5,301

Net income	$14,224	$11,792	$10,431	$7,648	$8,403

SHARE DATA:
Net income per share:
Basic	$0.88	$0.75	$0.70	$0.53	$0.58
Diluted	0.86	0.73	0.68	0.51	0.56
Weighted average common shares outstanding: [2]
Basic	16,157,581	15,675,650	14,921,998	14,440,779	14,499,012
Diluted	16,525,865	16,184,253	15,347,120	14,854,596	14,920,584
STATEMENTS OF FINANCIAL CONDITION:
Total assets	$1,338,114	$1,027,366	$818,624	$586,673	$451,828
Total investment securities	168,423	125,516	156,739	109,446	79,464
Net loans [3]	1,010,473	717,008	521,217	372,044	302,624
Total deposits	1,165,536	867,865	727,020	525,370	397,492
Total shareholders’ equity	90,720	78,261	65,284	51,390	42,909

[1]	Inasmuch as the Company did not acquire the outstanding shares of Center Bank until October 2002, the financial information contained throughout this Annual Report for 2001 and 2000 is for Center Bank only. Information for 2004 through 2002 is for the Company on a consolidated basis unless otherwise stated.
[2]	As adjusted to give retroactive effect to stock splits and dividends.
[3]	Net loans represent total gross loans less the allowance for loan losses, deferred fees, and discount on SBA loans.
[4]	See Note 24 to the consolidated financial statements for discussion of the restatement.

	As of and For the Years Ended December 31,
	Restated[10] 2004	Restated[10] 2003	Restated[10] 2002	Restated[10] 2001	2000
PERFORMANCE RATIOS:
Return on average assets [1]	1.22%	1.33%	1.55%	1.50%	2.14%
Return on average equity [2]	16.89	16.47	18.15	16.09	21.53
Net interest spread [3]	3.39	3.11	3.37	3.46	4.23
Net interest margin [4]	3.98	3.72	4.15	4.84	6.04
Efficiency ratio [5]	58.74	55.84	52.26	60.25	52.86
Net loans to total deposits at period end	86.70	82.62	71.69	70.82	76.13

CAPITAL RATIOS
Leverage capital ratio
Consolidated Company	9.13%	10.87%	9.63%	9.24%	9.87%
Center Bank	9.09	10.83	9.60	9.24	9.87
Tier 1 risk-based capital ratio
Consolidated Company	9.59	11.77	10.50	11.82	13.50
Center Bank	9.52	11.72	10.47	11.82	13.50
Total risk-based capital ratio
Consolidated Company	10.62	12.86	11.60	13.07	14.76
Center Bank	10.54	12.81	11.58	13.07	14.76

ASSET QUALITY RATIOS
Non-performing loans to total loans [6]	0.34%	0.46%	0.46%	0.39%	0.41%
Non-performing assets [7] to total loans and other real estate owned	0.34	0.46	0.46	0.56	0.41
Net (recoveries) charge-offs to average total loans	0.09	(0.01)	0.19	0.68	0.16
Allowance for loan losses to total gross loans	1.10	1.21	1.28	1.47	2.14
Allowance for loan losses to nonperforming loans	327	265	278	379	521

[1]	Net income divided by average total assets.
[2]	Net income divided by average shareholders’ equity.
[3]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
[4]	Represents net interest income as a percentage of average interest-earning assets.
[5]	Represents the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income.
[6]	Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more and restructured loans.
[7]	Nonperforming assets consist of nonperforming loans and other real estate owned.
[8]	Figures throughout this Management’s Discussion and Analysis have been rounded for purposes of simplicity and consistency with the tabular information presented.
[9]	Inasmuch as the Company did not acquire the outstanding shares of Center Bank until October 2002, the financial information contained throughout this Annual Report for 2001 and earlier is for Center Bank only. Information for 2004 through 2002 is for the Company on a consolidated basis unless otherwise stated.
[10]	See Note 24 to the consolidated financial statements for discussion of the restatement.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 8

As discussed in Note 24 to the Consolidated Financial Statements, we have restated our financial statements and other financial information for the years ended December 31, 2004, 2003, 2002 and 2001 and for each of the quarters in the years 2004 and 2003 to reflect a change in the accounting treatment of the Company’s interest rate swaps, which swaps were acquired between 2001 and 2003. (See Note 24 to the consolidated financial statements for discussion of the restatement).

This discussion presents Management’s analysis of the financial condition and results of operations of the Company 9 as of and for each of the years in the three-year period ended December 31, 2004, and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The

discussion should be read in conjunction with the financial statements of the Company and the notes related thereto which appear elsewhere in this Form 10-K/A Annual Report (See Item 8 below). All share and per share information, set forth herein has been adjusted to reflect stock splits and dividends declared by the Company from time to time, including the two-for-one stock split paid on March 2, 2004.

Critical Accounting Policies

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. The financial information contained in these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. These critical accounting policies are those that involve subjective decisions and assessments and have the greatest potential impact on the Company’s results of operations. Management has identified its most critical accounting policies to be those relating to the following: investment securities, loan sales, allowance for loan losses, and interest rate swaps. The following is a summary of these accounting policies. In each area, we have identified the variables most important in the estimation process. We have used the best information available to make the estimations necessary to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables could change future valuations and impact net income.

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

Allowance for Loan Losses

Our allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in our markets and, in particular, the state of certain industries. Size and complexity of individual credits, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodologies. As we add new products, increase the complexity of our loan portfolio, and expand our geographic coverage, we will enhance our methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have significant impact to the loan loss calculation. We believe that our methodologies continue to be appropriate given our size and level of complexity. Detailed information concerning our loan loss methodology is contained in “Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations- Allowance for Loan Losses.”

Interest Rate Swaps

As a part of our asset and liability management strategy we have included derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations. The Company’s interest rate swaps were intended to constitute cash flow hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, when effectiveness testing at the beginning of each quarter shows that they are effective. In accordance with SFAS No. 133, such interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. (See Note 24 to the Consolidated Financial Statements for Discussion of the Restatement.)

When such swaps qualify for hedge accounting treatment, the change in the fair value of the swaps is recorded as a component of the accumulated other comprehensive income component of total shareholders’ equity . However, if the swaps do not qualify for hedge accounting treatment, then the change in the fair value of the swaps is recorded as a gain or loss directly to the consolidated statements of operations as a part of non-interest expense. As of December 31, 2004 and for prior periods, our swaps did not qualify for hedge accounting treatment. (See Note 24 to the Consolidated Financial Statements for Discussion of the Restatement.)

Pursuant to this restatement, the Company does not use hedge accounting treatment to account for its interest rate swaps. Therefore, the difference between the market and book value of these instruments is included in current earnings. During 2004, a mark to market loss of $1.8 million was recognized, compared to a mark to market gain of $376 thousand and a gain of $1.7 million for 2003 and 2002, respectively. (See “Item 9A, Controls and Procedures.”)

The Company, in compliance with SFAS 133, includes the swap settlement payments in Interest Income when hedge accounting treatment is used and in Non Interest Expense when hedge accounting treatment is not used. In the originally filed Form 10K swap settlement payments of $1.3 million were included in Interest Income during the first three quarters ended September 30, 2004 when hedge accounting treatment was used and for the fourth quarter ended December 31, 2004, when hedge accounting treatment was not used, $273 thousand was included in Non Interest Expense. As restated in Form 10K/A the total swap settlement payments for 2004 of $1.6 million was included in Non Interest Expense as described in Footnote 18 to the Consolidated Financial Statements.

Executive Overview

The Company reported solid growth in loans and deposits for the year ended December 31, 2004. Consolidated net income for the year ended December 31, 2004 was $14.2 million, or $0.86 per diluted share compared to $11.8 million, or $0.73 per diluted share in 2003 and $10.4 million or $0.68 per diluted share in 2002. (All per share figures have been adjusted to reflect the two-for-one stock split paid on March 2, 2004.) The Company’s improvement in 2004 earnings compared to the same period in 2003 represents an increase of 21%. The following were significant factors related to 2004 results as compared to 2003:

•	Due to the strong loan and deposit growth, helped by market rate hikes, our net interest income before provision increased by 40% to $42.1 million for the year ended 2004 versus 2003.

•	Our revenue for the year ended December 31, 2004 increased by 34% to $78.1 million as compared to same periods last year.

•	Return on average equity improved to 16.89% in 2004, from 16.47%, for the year ended 2003.

•	Our net interest margin advanced to 3.98% in 2004 as compared to 3.72% in the comparable period of 2003, mainly due to market rate hikes by Federal Reserve Board.

•	Noninterest income increased by $4.0 million or 24% in 2004, compared with the same period in 2003 reflecting increased gain on sale of loans and solid gains in service fee income, which in turn result from increases in customer account relationships and loan servicing and trade finance transactions. New fee income-generating products such as Bank Owned Life Insurance (“BOLI”) and ATM funding program also helped to boost noninterest income.

•	The Company initiated the sale of the unguaranteed portion of SBA loans during the third quarter of 2004.

•	We have recorded $2.3 million of an impairment loss on securities for the year ended December 31, 2004, due to the decline in market value of the Company’s Fannie Mae and Freddie Mac preferred stocks.

•	We recorded a loss of $1.8 million on the Company’s interest rate swaps to reflect the mark to market adjustment at December 31, 2004 compared to a gain of $376 thousand for 2003. Also, in conjunction with the interest swaps, we received interest settlement payments of $1.6 million in 2004 compared to $1.8 million in 2003.

•	During 2004, we recorded strong loan growth in commercial real estate loans, commercial business loans and trade finance loans. High growth in trade finance was as a result of management’s efforts to capitalize on improving trends in Asian Pacific trade volumes. Net loans grew 41% to $1.0 billion during 2004. Commercial real estate, commercial business loans and trade finance loans increased by 58%, 42% and 35%, respectively, as compared to year-end 2003.

•	Total deposits increased by 34% during 2004. The most significant increase in deposits since December 31, 2003 was a $146.1 million increase in time deposits over $100,000. This increase in time deposits over $100,000 was mainly due to $20 million of new brokered deposits and increased contributions from new branches. The Company’s low cost demand deposits also increased by $78.7 million during the twelve months ended December 31, 2004 as a result of increased promotional activities to attract new demand deposits.

Our financial condition and liquidity remain strong. The following are important factors in understanding our financial condition and liquidity:

•	Because of continued improvement in our asset quality, the ratio of non-accrual loans to total loans decreased to 0.34% at December 31, 2004 as compared to 0.46% at December 31, 2003.

•	We expanded our geographic reach by opening new LPOs in Atlanta, Honolulu, Houston and Dallas in the third and fourth quarter of 2004.

•	We also expanded our branch network with our entry into the new market of Chicago in April 2004 and the opening of our San Fernando Valley Branch in Southern California, in December 2004.

•	Our total assets continued their rapid growth and reached $1.3 billion at December 31, 2004, an increase of 30% over December 2003.

•	Under the regulatory framework for prompt corrective action, we continue to be “well-capitalized”.

•	We have replaced maturing short-term borrowings with low cost brokered and branch deposits.

•	The Company declared its cash dividend of $0.08 per share in January 2004 and quarterly cash dividends of $0.04 per share in April 2004, July 2004, November 2004 and December 2004.

•	All liquidity measures at December 31, 2004 met or exceeded the same measures at December 31, 2003.

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

Net interest income was $42.1 million, $30.1 million, and $25.5 million for the years ended December 31, 2004, 2003, and 2002, respectively. The increase in net interest income of $12.0 million, or 40%, in 2004 was principally due to increases in average loans by $256.1 million and in average fed funds sold by $16.9 million, offset by an increase in average deposits by $165.1 million and increase in other borrowings by $3.1 million.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and interest paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume), (ii) changes in interest rates (rate), and (iii) changes in both rate and volume (rate/volume):

	Year Ended December 31, 2004 vs. 2003 Increase (Decrease) Due to change In				Year Ended December 31, 2003 vs. 2002 Increase (Decrease) Due to change In
	Volume	Rate	Rate / Volume	Total	Volume	Rate	Rate / Volume	Total
	(Dollars in thousands)
Earning Assets
Interest Income:
Loans [1]	$15,184	$637	$265	$16,086	$12,306	$(4,082)	$(1,686)	$6,538
Federal funds sold	196	67	36	299	74	(121)	(21)	(68)
Taxable investment securities	(307)	(64)	5	(366)	664	(1,495)	(199)	(1,030)
Tax-advantaged securities [2]	(81)	(101)	11	(171)	(16)	(99)	2	(113)
Equity stocks	125	(6)	(15)	104	18	(2)	—	16
Money market funds and interest-earning deposit	(159)	5	(2)	(156)	(45)	(185)	16	(214)

Total earning assets	14,958	538	300	15,796	13,001	(5,984)	(1,888)	5,129

Deposits and borrowed funds
Interest Expense:
Money market and super NOW accounts	489	145	31	665	1,032	(293)	(178)	561
Savings deposits	408	157	41	606	439	86	38	563
Time deposits	2,510	(604)	(205)	1,701	1,664	(2,049)	(418)	(803)
Other borrowings	101	(85)	(18)	(2)	283	(4)	(5)	274
Long-term subordinated debentures	765	1	2	768	4	—	—	4

Total interest-bearing liabilities	4,273	(386)	(149)	3,738	3,422	(2,260)	(563)	599

Net interest income	$10,685	$924	$449	$12,058	$9,579	$(3,724)	$(1,325)	$4,530

[1]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in loan income were approximately $198,000, $430,000, and $941,000, for the years ended December 31, 2004, 2003, and 2002, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.
[2]	Yield on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Net Interest Margin

Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. The net interest margins for the years ended December 31, 2004, 2003, and 2002 were 3.98%, 3.72%, and 4.16%, respectively. The twenty six basis point increase in net interest margin in 2004 was primarily due to increases in market rates set by Federal Reserve Board. The average yield on loans for the twelve months of 2004 increased to 6.03% compared to 5.93% for the like period in 2003, a decrease of 10 basis points. The Company charges its customers prime plus margin for trade finance loans. This decrease was mainly due to a decrease in the margins on the trade finance loan portfolio during 2004, resulting from the fact that the Company reduced its margin on trade finance loans in order to compete with other banks as well as to expand its presence in this segment.

During 2004, the yield on average interest-earning assets increased to 5.43% or 27 basis points from 5.16% in 2003, as a result of interest rate hikes in 2004. The average investment portfolios for the twelve months of 2004 and 2003 were $126.3 million and $137.6 million, respectively. The average yields on the investment portfolio as of the twelve months of 2004 and 2003 were 3.28% and 3.40%, respectively. High prepayments recorded on mortgage-backed and collateralized mortgage obligations due to the low rate environment were the major contributors to the decrease.

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

Comparing 2003 to 2002, the Company’s net interest margin decreased 44 basis points to 3.72% from 4.16%. The 44 basis point decrease in net interest margin in 2003 was primarily due to a reduction of 25 basis point in market rates set by Federal Reserve Board and high prepayments of mortgage-backed securities and collateralized mortgage obligations.

During 2003, the yield on average interest-earning assets decreased to 5.16% or 80 basis points from 5.96% in 2002, as a result of the 25 basis points decline in interest rates in 2003. The prime rate, to which the majority of the Company’s loans are tied, was at its lowest rate in several decades. This decrease in yield was mainly due to a 142 basis point decrease in taxable investment securities, which decreased to 3.33% in 2003 from 4.75% in 2002. High prepayments recorded on mortgage-backed and collateralized mortgage obligations due to the low rate environment were the major contributors to the decrease.

The following table shows the Company’s average balances of assets, liabilities and shareholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

	Distribution, Rate and Yield Analysis of Net Income

	For the Years Ended December 31,
	2004			2003			2002
	(Dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
Assets:
Interest-earning assets:
Loans [1]	$868,915	$52,411	6.03%	$612,779	$36,325	5.93%	$433,628	$29,787	6.87%
Federal funds sold	48,241	662	1.37	31,329	363	1.16	26,763	431	1.61
Taxable investment securities:
U.S. Treasury	2,095	98	4.68	2,195	98	4.46	2,191	98	4.47
U.S. Governmental agencies and U.S. Government sponsored enterprise debt securities	42,678	1,192	2.79	38,994	1,343	3.44	24,737	1,198	4.84
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	48,001	1,641	3.42	55,410	1,792	3.23	64,788	2,986	4.61
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-back securities	—	—	—	3,903	77	1.97	3,751	215	5.73
Municipal securities	102	6	5.88	102	6	5.88	102	6	5.88
Other securities [2]	16,840	652	3.87	18,333	639	3.49	9,395	482	5.13

Total taxable investment securities:	109,716	3,589	3.27%	118,937	3,955	3.33%	104,964	4,985	4.75%
Tax-advantage investment securities [3]
Municipal securities	5,407	223	6.35	5,954	255	6.59	5,864	243	6.38
Others - U.S. Government sponsored enterprise preferred stock	11,201	336	4.13	12,720	475	5.14	13,179	600	6.27

Total tax-advantage investment securities	16,608	559	4.85	18,674	730	5.60	19,043	843	6.30
Equity Stocks	3,534	145	4.10	907	41	4.52	541	25	4.62
Money market funds and interest-earning deposits	12,274	142	1.16	26,205	298	1.14	28,719	512	1.78

Total interest-earning assets	$1,059,288	$57,508	5.43%	$808,831	$41,712	5.16%	$613,658	$36,583	5.96%

Non-interest earning assets:
Cash and due from banks	63,153			48,362			34,322
Bank premises and equipment, net	11,301			10,584			9,081
Other real estate owned	—			—			42
Customers’ acceptances outstanding	5,947			3,723			4,148
Accrued interest receivables	3,529			3,274			2,956
Other assets	24,743			10,992			6,658

Total noninterest-earning assets	108,673			76,935			57,207

Total Assets	$1,167,961			$885,766			$670,865

[1]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in loan income were approximately $198,000, $430,000, and $941,000, for the years ended December 31, 2004, 2003, and 2002, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.
[2]	Other securities include U.S. government asset-backed securities, corporate trust preferred securities, and corporate debt securities.
[3]	Yield on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

	Distribution, Rate and Yield Analysis of Net Income

	For the Years Ended December 31,
	2004			2003			2002
				(Dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$192,207	$2,919	1.52%	$157,956	$2,254	1.43%	$98,164	$1,693	1.72%
Savings	67,501	2,165	3.21	53,487	1,558	2.91	37,125	995	2.68
Time certificates of deposit in: denominations of $100,000 or more	379,831	7,572	1.99	260,845	5,599	2.15	203,121	5,894	2.90
other time certificates of deposit	78,490	1,464	1.87	80,661	1,737	2.15	80,427	2,245	2.79

	718,029	14,120	1.97	552,949	11,148	2.02	418,837	10,827	2.59
Other borrowed funds	18,484	489	2.65	15,356	491	3.20	6,668	217	3.25
Long-term subordinated debentures	18,557	772	4.09	99	4	4.10	—	—	—

Total interest-bearing liabilities	$755,070	$15,381	2.04%	$568,404	$11,643	2.05%	$425,505	$11,044	2.60%

Noninterest-bearing liabilities:
Demand deposits	315,541			235,526			178,081
Other liabilities	13,111			10,243			9,829

Total non-interest bearing liabilities	328,652			245,769			187,910
Shareholders’ equity	84,239			71,593			57,450

Total liabilities and shareholders’ equity	$1,167,961			$885,766			$670,865

Net interest income		$42,127			$30,069			$25,539

Net interest spread [1]			3.39%			3.11%			3.37%
Net interest margin [2]			3.98%			3.72%			4.16%

Ratio of average interest-earning assets to interest-bearing liabilities			140.29%			142.30%			144.22%

[1]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
[2]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The decrease in the ratio of average interest earning assets to interest bearing liabilities to 140.3% at December 31, 2004 from 142.3% in December 31, 2003, was primarily due to full year effect of investments in BOLI, and increased investment in affordable housing partnerships. Even though they are funded mostly with interest-bearing liabilities, these types of investments are not classified as an interest-earning asset. The Company invested $20 million in the ATM funding program launched during the third quarter of 2003, $10.0 million in BOLI in December 2003, and increased its investment in affordable housing partnerships by $192,000 to $3.9 million at December 31, 2004 from $3.7 million in 2003. The Company recorded $447,000 in noninterest income for 2004 related to its investment in BOLI. (See “– Noninterest Income.”)

Provision for Loan Losses

For the year ended December 31, 2004, the provision for loan losses was $3.3 million, compared to $2.0 million and $2.1 million for 2003 and 2002, respectively. A 65% increase in provision for loan losses during 2004 was mainly attributable to loan growth and net charge-offs of $827,000 in 2004 as compared to net recoveries of $44,000 in 2003. While Management believes that the allowance for loan losses of 1.1% of total loans was adequate at December 31, 2004, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio. The procedures for monitoring the adequacy of the Allowance, as well as detailed information concerning the allowance itself, are included below under “– Allowance for Loan Losses.”

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

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	Noninterest Income For the Years Ended December 31,
	2004		2003		2002
	(Dollars in thousands)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Customer service fees	$8,569	41.68%	$7,164	43.28%	$6,147	44.58%
Fee income from trade finance transactions	3,596	17.48	2,689	16.25	2,819	20.45
Wire transfer fees	829	4.03	698	4.22	606	4.40
Gain on sale of loans	4,616	22.45	2,681	16.20	1,300	9.43
Net gain on sale of securities available for sale	(15)	-0.07	330	1.99	171	1.24
Gain on sale of fixed assets	—	—	—	—	738	5.35
Other loan related service fees	1,397	6.80	1,296	7.83	945	6.85
Other income	1,566	7.63	1,694	10.23	1,062	7.70

Total noninterest income	$20,558	100.00%	$16,552	100.00%	$13,788	100.00%

As a percentage of average earning assets	1.94%		2.05%		2.25%

Noninterest Expense

Noninterest expense is comprised primarily of compensation and employee benefits; occupancy; furniture, fixture, and equipment; data processing; professional service fees; business promotions and advertising; gain/loss on interest rate swaps; and other operating expenses. Noninterest expense increased 41% to $36.8 million for the year ended December 31, 2004, compared to $26.0 million and $20.6 million for the years ended December 31, 2003 and 2002, respectively. Noninterest expense also increased as a percentage of average earning assets in 2004 to 3.48% for 2004, compared to 3.22% and 3.34% for 2003 and 2002, respectively.

The efficiency ratio, defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income, was 58.7% for the year ended December 31, 2004, compared with 55.8% and 52.3% for the years ended December 31, 2003 and 2002, respectively.

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

The largest dollar increase was in compensation and employee benefits, which increased by $2.9 million or 22% to $16.4 million during 2004 compared to $13.5 million in 2003, but decreased from 52% to 44% as a percentage of total noninterest expense. The increase was attributed increased hiring activity of highly qualified personnel due to the Company’s expansion of its management infrastructure in preparation for the next stage of the Company’s growth. Compensation and employee benefits increased 9% to $13.5 million during 2003 compared to $12.3 million in 2002, but decreased from 59% to 52% as a percentage of total noninterest expense. The increase was primarily due incentive compensation as well as normal increases in annual salary for existing employees.

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

Due primarily to the higher consulting fees associated with complying with the Sarbanes-Oxley Act, and ongoing legal cases, professional service fees increased by $1.4 million to $3.6 million in 2004 compared to $2.2 million in 2003. Professional service fees also increased to 10% as a percentage of total noninterest expenses in 2004. Because of the higher professional fees and increased expenses associated with ongoing legal cases, professional service fees increased by 60% to $2.2 million in 2003 as compared to $1.4 million in 2002, and to 9% compared to 7% of total noninterest expenses. While non-litigation related professional fees were actually lower in 2003 compared to 2002 because the 2002 fees were unusually high as noted above, such fees in 2003 were still significant, and reflected the ongoing costs of compliance with the many SEC and Nasdaq requirements, including compliance with certain provisions of the Sarbanes-Oxley Act of 2002.

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

Gain or loss on interest rate swaps, net of counter party settlements, is included in noninterest expense. In 2004 a loss of $235 thousand was recognized compared to gains of $2.2 million and $2.8 million in 2003 and 2002, respectively. The mark to market is influenced by expectations of future interest rates and the length of the remaining contractual life of the swap instruments.

Other operating expense also increased significantly. Other operating expense includes court settlements, correspondent bank charge expense, regulatory assessment expense, loan related expense, director compensation expense, corporate administrative expense, and loss on investment in affordable housing partnerships, for which the Company receives federal income tax credits and CRA credits. Other operating expenses increased by $742,000 in 2004 to $3.5 million, as compared to $2.8 million in 2003. This increase was mainly due to increases in corporate administration and loan related fee expenses, blanket bond and D&O expenses, and passive losses in CRA investments. Other operating expense in 2003 increased 56% to $2.8 million, compared to $1.8 million in 2002 and from 9% to 11% as a percentage of total noninterest expenses increase, primarily due to settlement costs relating to long-standing legal proceedings. There was no other significant legal case outstanding other than KEIC at December 31, 2004, see “Item 3, Legal Proceedings”.

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

The following table sets forth the noninterest expenses for the periods indicated with the percentages adjusted to reflect the restatement described herein:

	Noninterest Expense For the Years Ended December 31,
	2004		2003		2002
	(Dollars in thousands)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Salaries and benefits	$16,361	44.43%	$13,458	51.70%	$12,294	59.82%
Occupancy	2,477	6.73	1,998	7.68	1,739	8.46
Furniture, fixture, and equipment	1,385	3.76	1,321	5.07	1,050	5.11
Net other real estate owned (income) expense	—	—	—	—	(98)	(.48)
Data processing	2,038	5.53	1,613	6.20	1,650	8.03
Professional services fees	3,612	9.81	2,204	8.47	1,375	6.69
Business promotion and advertising	2,543	6.91	1,795	6.90	1,553	7.56
Stationery and supplies	550	1.49	586	2.25	420	2.04
Telecommunications	517	1.40	462	1.77	455	2.21
Postage and courier service	621	1.69	545	2.09	485	2.36
Security service	695	1.89	573	2.20	576	2.80
Impairment loss on available for sale securities	2,263	6.15	880	3.38	—	—
(Gain) or loss on interest rate swaps	235	0.64	(2,188)	(8.41)	(2,794)	(13.60)
Other operating expense	3,526	9.57	2,784	10.70	1,846	9.00

Total noninterest expense	$36,823	100.00%	$26,031	100.00%	$20,551	100.00%

As a percentage of average earning assets		3.48%		3.22%		3.34%
Efficiency ratio		58.74%		55.84%		52.26%

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

For the years ended December 31, 2004, 2003, and 2002, the provisions for income taxes were $8.4 million $6.8 million, and $6.2 million, representing effective tax rates of 37% and 37%, and 37%, respectively. The primary reasons for the difference from the statutory federal tax rate of 35% and the state statutory tax rate of 11% are the reductions related to tax favored investments in low-income housing, municipal obligations and agency preferred stocks. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $517,000 for the twelve months of 2004 compared to $503,000 for the twelve months ended in December 31, 2003.

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

Total assets increased $209 million, or 26%, to $1,027 million as of December 31, 2003 compared to $819 million at December 31, 2002. The increase in total assets was mainly due to a $196 million growth in net loans $38 million increase in cash and due from banks, resulting from a $20 million investment in the ATM funding program and a $10 million increase in investment in BOLI. These increases were partially offset by a $31 million decrease in the investment portfolio. Loans net of allowance for loan losses, deferred fees, and deferred gains on SBA loans retained, investments, and money market and short-term investments as a percentage of total assets were 70%, 12% and 6% respectively as of December 31, 2003, as compared to 64%, 19% and 9% at December 31, 2002. The growth of total assets was financed by the increase of $141 million in deposits; $33 million of Federal Home Loan Bank borrowing and the issuance of long-term subordinated debenture at the end of 2003 of $18 million in “pass-through” trust preferred securities.

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

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

Loan Portfolio Composition

(Dollars in Thousands)

	For the Years Ended December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real Estate
Construction	$16,919	1.65%	$18,464	2.53%	$20,669	3.90%	$12,851	3.39%	$1,276	0.41%
Commercial [1]	607,296	59.25	384,824	52.81	241,252	45.55	161,670	42.64	114,284	36.84
Commercial
Korea Affiliate Loans [2]	15,979	1.56	14,865	2.04	11,335	2.14	8,654	2.28	11,226	3.62
Other commercial loans	193,016	18.83	132,503	18.18	97,205	18.36	87,076	22.97	80,073	25.81
Trade Finance [3]
Korea Direct Exposure Loans	2,734	0.27	3,899	0.54	3,038	0.57	1,912	0.50	548	0.18
Other trade finance loans	81,029	7.90	57,987	7.96	47,068	8.89	24,918	6.57	34,294	11.05
SBA [4]	49,027	4.78	66,487	9.12	67,489	12.75	46,955	12.38	39,116	12.61
Other [5]	864	0.08	179	0.02	129	0.01	22	0.01	1,746	0.56
Consumer:	58,178	5.68	49,530	6.80	41,463	7.83	35,128	9.26	27,665	8.92

Total Gross Loans	$1,025,042	100.00%	$728,738	100.00%	$529,648	100.00%	$379,186	100.00%	$310,228	100.00%

Less:
Allowance for Loan Losses	(11,227)		(8,804)		(6,760)		(5,540)		(6,633)
Deferred Loan Fees	(1,356)		(331)		(170)		(463)		(398)
Deferred Gain on SBA Loans	(1,986)		(2,595)		(1,501)		(1,139)		(573)

Total Net Loans	$1,010,473		$717,008		$521,217		$372,044		$302,624

[1]	Real estate commercial loans are loans secured by first deeds of trust on real estate.
[2]	Consists of loans to subsidiaries or branches of Korean companies with direct exposure to Korean economy (See “Loans Involving Country Risk).
[3]	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.
[4]	This balance includes SBA loans held for sale of $14.5 million at the lower of cost or market.
[5]	Consists of transactions in process and overdrafts.

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

The following table sets forth the amounts of outstanding balances in the above four categories for South Korea:

Loans and Commitments Involving Korean Country Risk

	As of December 31,
	2004	2003	2002	2001	2000
Category
Commercial loans and commitments to U.S. affiliate or branches of Korean companies	$12,772	$9,575	$6,953	$10,566	$11,774
Unused commitments for loans to U.S. affiliates of Korean companies	15,169	4,701	13,642	1,748	6,791
Acceptances with Korean Banks	14,623	9,347	13,213	—	86
Standby letters of credit issued by banks in South Korea and loans secured by standby letter of credit	10,527	12,599	10,379	8,160	12,301

Total	$53,091	$36,222	$44,187	$20,474	$30,952

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

The Company limits its risk exposure with respect to export loans by participating in the state and federal agency supported export programs such as the Export Working Capital Program and the California Export Finance Office, which guarantee 70 to 90% of the export loans. The Company also requires that a majority of export finance loans are supported by letters of credit issued by established creditworthy commercial banks. The Company also monitors other foreign countries for economic or political risks to the portfolio. As part of its loan loss allowance methodology, the Company assigns one of three rating factors to borrowers in these businesses, depending upon the perceived degree of indirect country risk and allocates an additional amount to the allowance to reflect the potential additional risk from such indirect exposure to the economies of those foreign countries. (See “Allowance for Loan Losses - Allowance for Country Risk Exposure.”)

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

The provisions for loan losses in 2004, 2003, and 2002 were $3.3 million, $2.0 million, and $2.1 million, respectively. The increase in provision for 2004 was due to the considerable expansion in Company’s loan portfolio as well as increased net charge-offs of $827,000 in 2004 as compared to net recoveries of $44,000 in 2003. Because of the net recoveries recorded in 2003 the Company was able to maintain its loan loss provision at $2.0 million for 2003. Due to net recoveries of $44,000 during 2003 as compared to net charge-offs of $837,000 in 2002, the Company kept its provision nearly flat at $2.0 million in 2003, compared to 2002 provision despite average loan grow of 41% in 2003. Total charge-offs for 2004 were $1.6 million as compared to $1.3 million in 2003. The increase in charge-offs was mainly due to the charge-off in the first quarter of 2004 of $435,000 relating to a construction loan as to which the borrower is currently in Chapter 11. (See”—Nonperforming Assets” above.) The biggest single charge-off during 2004 and 2003 was $435,000 and $249,000, respectively. Net charge-offs (recoveries) were $827,000, ($44,000) and $837,000 in 2004, 2003 and 2002, respectively. The biggest single charge-off during 2002 was $250,000 related to a high technology manufacturer whose business failed due to the general slowdown in the technology sector in the U.S. Charge-offs in 2002 were significantly less than in 2001 due to greater oversight by the Company in monitoring and addressing delinquent and classified loans. Charge-offs in 2001 were the highest in the past 5 years. No Korean related loans were nonperforming as of December 31, 2004 and 2003.

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated.

Allowance for Loan Losses

	As of and For the Years Ended December 31,
	(Dollars in thousands)
	2004	2003	2002	2001	2000
Balances:
Average total loans outstanding during period [1]	$878,819	$620,302	$439,493	$338,258	$266,765
Total loans outstanding at end of period [1]	$1,021,359	$725,812	$527,977	$377,584	$309,256
Allowance for Loan Losses:
Balance before reserve for losses on commitments	$8,804	$6,760	$5,540	$6,590	$6,500
Reserve for losses on commitments to extend credit [2]	$—	$—	$(43)	$43	$61
Balance at beginning of period	$8,804	$6,760	$5,497	$6,633	$6,561
Charge-offs:
Real Estate
Construction	435	—	—	—	—
Commercial	—	—	—	334	—
Commercial:
Korean Affiliate Loans	—	—	80	90	—
Other commercial loans	967	903	1,243	1,398	323
Consumer	165	225	227	70	27
Trade Finance:
Other trade finance loans	—	—	29	747	906
SBA	63	126	75	435	40

Total charge-offs	1,630	1,254	1,654	3,074	1,296

Recoveries
Real estate
Construction	—	—	—	—	—
Commercial	—	—	10	243	3
Commercial:
Korean Affiliate Loans	—	425	327	277	345
Other commercial loans	696	144	367	196	299
Consumer	35	40	5	4	88
Trade finance:
Korean Affiliate Loans	—	—	—	—	—
Other trade finance loans	41	545	68	37	110
SBA	31	144	40	24	23
Other	—	—	—	—	—

Total recoveries	803	1,298	817	781	868

Net loan (recoveries) and charge-offs	827	(44)	837	2,293	428

Provision for loan losses	3,250	2,000	2,100	1,200	500

Balance at end of period	$11,227	$8,804	$6,760	$5,540	$6,633

	As of and For the Years Ended December 31,
	(Dollars in thousands)
	2004	2003	2002	2001	2000
Ratios:
Net loan (recoveries) charge-offs to average total loan	0.09%	(0.01)%	0.19%	0.68%	0.16%
Provision for loan losses to average total loans	0.37	0.32	0.48	0.35	0.19
Allowance for loan losses to gross loans at end of period	1.10	1.21	1.28	1.47	2.14
Allowance for loan losses to total nonperforming loans	327.22	264.62	278.42	379.19	520.64
Net loan (recoveries) charge-offs to allowance for loan losses at end of period	7.37	(0.50)	12.38	41.39	6.45
Net loan (recoveries) charge-offs to provision for loan losses	25.45%	(2.20)%	39.86%	191.08%	85.60%

[1]	Total loans are net of deferred loan fees and discount on SBA loans sold.
[2]	The reserve for losses on commitments to extend credit and letters of credit is primarily related to lines of credit. The Company evaluates credit risk associated with the loan portfolio at the same time it evaluates credit risk associated with commitments to extend credit and letters of credits. However, a $124,000 of the reserve necessary for the commitments is reported separately in other liabilities in the accompanying statements of financial condition at December 31, 2004 and 2003, and not as part of the allowance for loan losses as presented above.

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

The following table provides a breakdown of the allowance for loan losses by category as of the dates indicated:

Allocation of Allowance for Loan Losses

	As of December 31,
	2004		2003		2002		2001		2000
		% of Loans in Category to Total		% of Loans in Category to Total		% of Loans in Category to Total		% of Loans in Category to Total		% of Loans in Category to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Balance at End of Period:
Real Estate:
Construction	$313	1.65%	$976	2.53%	$422	3.90%	$166	3.39%	$25	0.41%
Commercial	5,954	59.25	3,650	52.81	2,655	45.55	2,156	42.64	2,416	36.84
Commercial
Korean Affiliate Loans	159	1.56	247	2.04	129	2.14	98	2.28	105	3.62
Other commercial Loans	2,506	18.83	2,013	18.18	1,717	18.36	1,647	22.97	1,962	25.81
Consumer	579	5.68	495	6.80	449	7.83	457	9.26	534	8.92
Trade Finance
Korean Affiliate Loans	141	0.27	79	0.54	—	0.57	—	0.50	—	0.18
Other commercial Loans	734	7.90	595	7.96	591	8.89	389	6.57	819	11.05
SBA	487	4.78	749	9.12	797	12.75	627	12.38	772	12.61
Other	354	0.08	—	0.02	—	0.01	—	0.01	—	0.56

Total	$11,227	100.00%	$8,804	100.00%	$6,760	100.00%	$5,540	100.00%	$6,633	100.00%

Investment Portfolio

The Company’s investment securities portfolio are classified into two categories: Held-to-Maturity or Available-for-Sale. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115) also provides for a trading portfolio classification, but the Company had no investment securities in this category for any of the reported periods. The Company classifies securities that it has the ability and intent to hold to maturity as held-to-maturity securities, to be sold only in the event of concerns with an issuer’s credit worthiness, a change in tax law that eliminates their tax-exempt status or other infrequent situations as permitted by SFAS No. 115. All other securities are classified as available-for-sale. The securities classified as held-to-maturity are presented at net amortized cost and available-for-sale securities are carried at their estimated fair values.

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

Maturity of Time Deposits of $100,000 or more

(Dollars in thousands)

	December 31, 2004	December 31, 2003
Three months or less	$255,816	$184,439
Over three months through six months	129,382	77,390
Over six months through twelve months	64,661	41,555
Over twelve months	2,500	2,826

Total	$452,359	$306,210

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

Commitments, Guarantees and Contingencies

The Company may also have liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of significant contractual arrangements under which the Company may be held contingently liable, including guarantee arrangements, is included in Note 13 – “Commitments and Contingencies” and Note 17 – “Financial Instruments with Off-Balance Sheet Risk” to the Consolidated Financial Statements (Item 8 herein).

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

Interest Rate Sensitivity Analysis

	As of December 31, 2004 Amounts Subject to Repricing Within
	(Dollars in thousands)
	0-3 Months	3-12 Months	1-5 Years	After 5 Years	Non Sensitive	Total
Assets
Cash	$—	$—	$—	$—	$63,564	$63,564
Federal fund sold	35,915	—	—	—	—	35,915
Money market funds and interest-bearing deposits in other banks	3,663					3,663
Investment securities	51,438	52,761	61,956	2,268	—	168,423
FHLB and other equity bank stock	3,905	—	—	—	—	3,905
Loans	931,388	41,675	45,228	3,409		1,021,700
Loan loss reserve	—	—	—	—	(11,227)	(11,227)
Cash surrender value of life insurance	—	—	—	10,430	—	10,430
Other assets	—	—	—	—	41,741	41,741

Total assets	$1,026,309	$94,436	$107,184	$16,107	$94,078	$1,338,114

Liabilities
Deposits:
Demand deposit	173,598	—	173,597	—	—	347,195
Interest-bearing:
Savings deposits	—	—	59,001	14,750	—	73,751
Time deposits of $100,000 or more	257,310	192,558	2,415	—	—	452,283
Other time deposit	39,152	40,633	1,686	—	—	81,471
Money market and NOW accounts	83,211	—	102,100	25,525	—	210,836
Accrued interest payable	—	—	—	—	3,681	3,681
Acceptances outstanding	—	—	—	—	8,505	8,505
Other borrowed funds	37,536	142	5,270	1,906	—	44,854
Long-term subordinated debenture	18,557					18,557
Other liabilities	—	—	—	—	6,261	6,261

Total liabilities	$609,364	$233,333	$344,069	$42,181	$18,447	$1,247,394

Shareholders’ equity	—	—	—	—	90,720	90,720

Total liabilities & shareholders’ equity	$609,364	$233,333	$344,069	$42,181	$109,167	$1,338,114

Interest rate swap notional amount	(85,000)	20,000	65,000
Period repricing gap	331,945	(118,897)	(171,885)	(26,074)
Cumulative repricing gap	331,945	213,648	41,163	15,089
as % of total assets	24.77%	15.89%	3.05%	1.10
as % of earning assets	26.66%	17.10%	3.28%	1.19

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

Derivatives

The Company’s historical strategies in protecting both net interest income and the economic value of equity from significant movements in interest rates have involved using various methods of assessing existing and future interest rate risk exposure and diversifying and restructuring its investment portfolio accordingly. The Company may use off-balance sheet instruments, such as interest rate swaps, as part of its overall goal of minimizing the impact of interest rate fluctuations on the Company’s net income, shareholders’ equity and cash flows. In late 2001 and during 2002, the Company entered into five interest rate swaps for total notional amount of $110 million.

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

Net interest settlements of $1.6 million and $1.8 million were recorded for the years ended December 31, 2004, and 2003, respectively, in noninterest expense. At December 31, 2004, the fair value of the interest rate swaps was $77,000, as compared to $1.9 million at December 31, 2003. The Company’s policies also permit the purchase of rate caps and floors, although the Company has not yet engaged in these activities.

The Company does not apply hedge accounting treatment for its interest rate swaps. Market value adjustments of the swaps are included in other assets and recorded through current earnings. The total market value adjustment was a loss of $235 thousand compared to a gain of $2.2 million at December 31, 2004 and 2003, respectively.

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

Capital Resources

Shareholders’ equity as of December 31, 2004 was $90.7 million, compared to $78.3 million as of December 31, 2003. The restatement does not affect the Company’s total Shareholders’ Equity however the capital ratios do change. Capital ratios presented are defined by the Company’s banking regulators (FDIC, DFI and Federal Reserve Bank). The amount of capital used for regulatory capital ratio calculations did not include the Other Comprehensive Income portion of Shareholder’s Equity where the affect of the hedge accounting treatment was recognized each quarter. As a result of the restatement, the mark to market adjustments of the Company’s interest rate swaps are recognized in current earnings and therefore retained earnings which is included in the capital amount used for regulatory capital ratio calculations. The primary sources of increases in capital have been retained earnings and proceeds and tax benefits from the exercise of employee and/or director stock options. The Company did, however, issue $18 million in Trust Preferred Securities in 2003 through its wholly owned subsidiary, Center Capital Trust I. On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 17.0% of the Company’s Tier I capital. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale and changes in fair value of interest rate swaps for hedging of certain prime rate based loans. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company is financially sound and able to support its growth from its retained earnings. Until October 2003, the Company had been reinvesting all of its earnings into its capital in order to support the Company’s continuous growth, and paid only stock rather than cash dividends. Beginning in October 2003 Center Financial commenced a new dividend policy of paying quarterly cash dividends to its shareholders. In accordance with this policy, the Company continued to pay quarterly cash dividend of 4 cents per share during 2004, for a total of $3.2 million. The Company plans to continue to pay quarterly cash dividends in the future, provided that such dividends allow the Company to continue to meet regulatory capital requirements and are not overly restrictive to its growth capacity. However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividend.

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

The following table compares the Company’s and the Bank’s actual capital ratios at December 31, 2004 and 2003, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios (Restated)
	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
2004
Total Capital (to Risk-Weighted Assets)	10.62%	10.54%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	9.59%	9.52%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	9.13%	9.09%	4.00%	5.00%

Risk Based Ratios
	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
2003
Total Capital (to Risk-Weighted Assets)	12.86%	12.81%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	11.77%	11.72%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	10.87%	10.83%	4.00%	5.00%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk called for by Item 305 of Regulation S-K is included as part of Item 7 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk/Asset Liability Management”.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA (Restated)

The following financial statements and independent registered public accounting firm’s reports are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

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

As discussed in Note 24, the accompanying consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2005 (November 18, 2005 as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (as restated)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 30, 2005 (November 18, 2005 as to the effects of the restatement described in Note 24)

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2004 AND 2003

	Restated[1] 12/31/2004	Restated[1] 12/31/2003
	(Dollars in thousands)
ASSETS
Cash and due from banks	$63,564	$76,926
Federal funds sold	35,915	41,635
Money market funds and interest-bearing deposits in other banks	3,663	22,400

Cash and cash equivalents	103,142	140,961
Securities available for sale, at fair value	157,027	110,126
Securities held to maturity, at amortized cost (fair value of $11,553 as of December 31, 2004 and $15,656 as of December 31, 2003)	11,396	15,390
Federal Home Loan Bank and other equity stock, at cost	3,905	2,578
Loans, net of allowance for loan losses of $11,227 as of December 31, 2004 and $8,804 as of December 31, 2003	995,950	692,154
Loans held for sale, at the lower of cost or market	14,523	24,854
Premises and equipment, net	11,695	11,063
Customers’ liability on acceptances	8,505	4,492
Accrued interest receivable	4,894	3,085
Deferred income taxes, net	7,108	3,033
Investments in affordable housing partnerships	3,857	3,665
Cash surrender value of life insurance	10,430	10,034
Goodwill	1,253	—
Intangible assets	426	—
Other assets	4,003	5,931

Total	$1,338,114	$1,027,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$347,195	$268,534
Interest-bearing	818,341	599,331

Total deposits	1,165,536	867,865
Acceptances outstanding	8,505	4,492
Accrued interest payable	3,681	2,431
Other borrowed funds	44,854	50,671
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	6,261	5,089

Total liabilities	1,247,394	949,105
Commitments and Contingencies (Note 13)
Shareholders’ Equity
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,283,496 as of December 31, 2004 and 16,048,520* as of December 31, 2003	64,785	63,438
Retained earnings	26,290	15,299
Accumulated other comprehensive income (loss), net of tax	(355)	(476)

Total shareholders’ equity	90,720	78,261

Total	$1,338,114	$1,027,366

*	As adjusted to reflect the two-for-one stock split paid on March 2, 2004.
[1]	See Note 24 to the consolidated financial statements for discussion of the restatement.

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Restated[1] 2004	Restated[1] 2003	Restated[1] 2002
	(Dollars in thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$52,411	$36,325	$29,787
Interest on federal funds sold	662	363	431
Interest on taxable investment securities	3,589	3,955	4,985
Interest on tax-advantaged investment securities	559	730	843
Dividends on equity stock	145	41	25
Money market funds and interest-earning deposits	142	298	512

Total interest and dividend income	57,508	41,712	36,583

INTEREST EXPENSE:
Interest on deposits	14,120	11,148	10,827
Interest on borrowed funds	489	491	217
Interest on long-term subordinated debenture	772	4	—

Total Interest expense	15,381	11,643	11,044

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	42,127	30,069	25,539
PROVISION FOR LOAN LOSSES	3,250	2,000	2,100

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	38,877	28,069	23,439

NONINTEREST INCOME:
Customer service fees	8,569	7,164	6,147
Fee income from trade finance transactions	3,596	2,689	2,819
Wire transfer fees	829	698	606
Gain on sale of loans	4,616	2,681	1,300
Net (loss) gain on sale of securities available for sale	(15)	330	171
Gain (loss) on sale of premises and equipment	(100)	(61)	738
Loan service fees	1,397	1,296	945
Other income	1,666	1,755	1,062

Total noninterest income	20,558	16,552	13,788

NONINTEREST EXPENSE:
Salaries and employee benefits	16,361	13,458	12,294
Occupancy	2,477	1,998	1,739
Furniture, fixtures, and equipment	1,385	1,321	1,050
Net other real estate owned (income) expense	—	—	(98)
Data processing	2,038	1,613	1,650
Professional service fees	3,612	2,204	1,375
Business promotion and advertising	2,543	1,795	1,553
Stationery and supplies	550	586	420
Telecommunications	517	462	455
Postage and courier service	621	545	485
Security service	695	573	576
Impairment loss of securities available for sale	2,263	880	—
(Gain) or loss on interest rate swaps	235	(2,188)	(2,794)
Other operating expenses	3,526	2,784	1,846

Total noninterest expense	36,823	26,031	20,551

INCOME BEFORE INCOME TAX PROVISION	22,612	18,590	16,676
INCOME TAX PROVISION	8,388	6,798	6,245

NET INCOME	$14,224	$11,792	$10,431

EARNINGS PER SHARE:*
Basic	$0.88	$0.75	$0.70

Diluted	$0.86	$0.73	$0.68

*	As adjusted to reflect the two-for-one stock split paid on March 2, 2004
[1]	See Note 24 to the consolidated financial statements for discussion of the restatement.

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003, AND 20021

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
	(Dollars and Share Numbers in thousands)
BALANCE, JANUARY 1, 2002
As previously reported	12,208	$41,284	$10,098	$8	$51,390
Restatement (Note 24)	—	—	(111)	111	—

BALANCE, JANUARY 1, 2002 (Restated, see Note 24)	12,208	41,284	9,987	119	51,390
Comprehensive income
Net income (Restated, see Note 24)			10,431		10,431
Other comprehensive income
Change in unrealized gain (loss), net of tax expense (benefit) of $93 on:
Securities available for sale				657	657

Comprehensive income (Restated, see Note 24)					11,088

Stock options exercised	692	1,730			1,730
Tax benefit from stock options exercised		1,077			1,077
Stock dividend	1,346	7,740	(7,740)
Cash paid for fractional shares	—	—	(1)	—	(1)

BALANCE, DECEMBER 31, 2002 (Restated, see Note 24)	14,246	51,831	12,677	776	65,284
Comprehensive income
Net income (Restated, see Note 24)			11,792		11,792
Other comprehensive income
Change in unrealized gain, net of tax expense of $476 on:
Securities available for sale				(1,252)	(1,252)

Comprehensive income (Restated, see Note 24)					10,540

Stock options exercised	652	1,836			1,836
Tax benefit from stock options exercised		1,245			1,245
Stock dividend	1,150	8,526	(8,526)
Cash dividend ($0.08 per share)			(641)		(641)
Cash paid for fractional shares	—	—	(3)	—	(3)

BALANCE, DECEMBER 31, 2003 (Restated, see Note 24)	16,048	63,438	15,299	(476)	78,261
Comprehensive income
Net income (Restated, see Note 24)			14,224		14,224
Other comprehensive income
Change in unrealized gain, net of tax expense (benefit) of $88 on:
Securities available for sale				121	121

Comprehensive income (Restated, see Note 24)					14,345

Stock options exercised	235	933			933
Tax benefit from stock options exercised and acceleration of stock options		414			414
Cash dividend ($0.20 per share)	—	—	(3,233)	—	(3,233)

BALANCE, DECEMBER 31, 2004 (Restated, see Note 24)	16,283	$64,785	$26,290	$(355)	$90,720

(Continued)

[1]	See Note 24 to the consolidated financial statements for discussion of the restatement.

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
	(Dollars in thousands)
Disclosures of reclassification amounts for the years ended December 31:
Unrealized (loss) gain on securities available for sale:
Unrealized holding (loss) gain arising during period, net of tax (benefit) expense of $(870) in 2004, $(1,140) in 2003, and $548 in 2002	$(1,199)	$(1,571)	$756
Less reclassification adjustments for gain included in net income, net of tax expense of $958 in 2004, $231 in 2003 and $72 in 2002	1,320	319	(99)

Net change in unrealized (loss) gain on securities available for sale, net of tax expense (benefit) of $88 in 2004, $(909) in 2003, and $476 in 2002	$121	$(1,252)	$657

(Concluded)

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Restated[1] 2004	Restated[1] 2003	Restated[1] 2002
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,224	$11,792	$10,431
Adjustments to reconcile net income to net cash provided by operating activities:
Acceleration of stock options	(289)	—	—
Depreciation and amortization	1,366	1,295	1,109
Mark to market adjustments on interest rate swaps	1,844	(376)	(1,937)
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	601	1,204	807
Provision for loan losses	3,250	2,000	2,100
Impairment of securities available for sale	2,263	880	—
Net loss (gain) on sale of premises and equipment	100	61	(738)
Net loss (gain) on sale of securities available for sale	15	(330)	(171)
Originations of SBA loans held for sale	(18,609)	(12,641)	(16,210)
Gain on sale of loans	(4,616)	(2,681)	(1,300)
Proceeds from sale of loans	86,849	56,598	27,099
Net gain on sale of other real estate owned	—	—	(85)
Deferred tax (benefit) provision	(4,163)	(1,357)	378
Federal Home Loan Bank stock dividend	(111)	(37)	(121)
(Increase) decrease in accrued interest receivable	(3,491)	(1,655)	(1,278)
Net increase in cash surrender value of life insurance policy	(396)	—	—
Decrease (increase) in other assets and servicing assets	132	(709)	(1,207)
Increase (decrease) in accrued interest payable	1,211	(145)	(738)
Increase in accrued expenses and other liabilities	566	4,334	1,442

Net cash provided by operating activities	80,746	58,233	19,581

CASH FLOW FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing deposits in other banks	—	—	200
Purchase of securities available for sale	(88,883)	(41,762)	(98,956)
Proceeds from principal repayment, matured, or called securities available for sale	34,740	58,376	48,970
Proceeds from sale of securities available for sale	4,629	10,330	4,015
Purchase of securities held to maturity	—	(9,173)	(829)
Proceeds from matured, called or principal repayment on securities held to maturity	3,939	9,537	2
Purchase of Federal Home Loan Bank and other equity stock	(1,216)	(1,724)	(534)
Proceeds from net swap settlement payment	1,703	1,805	759
Proceeds from sale of interest rate swap	—	—	201
Net increase in loans	(353,131)	(240,365)	(161,197)
Proceeds from recoveries of loans previously charged-off	803	1,298	817
Purchases of premises and equipment	(2,092)	(2,431)	(4,763)
Proceeds from disposal of equipment	—	—	3,325
Proceeds from sale of other real estate owned	—	—	278
Cash acquired from purchase of Chicago branch	3,848
Net increase in investments in affordable housing partnerships	(192)	(683)	(303)
Purchase of bank-owned life insurance	—	(10,000)	—

Net cash used in investing activities	(395,852)	(224,792)	(208,015)

(Continued)

[1]	See Note 24 to the consolidated financial statements for discussion of the restatement.

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (Continued)

	Restated[1] 2004	Restated[1] 2003	Restated[1] 2002
	(Dollars in thousands)
CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits	$284,754	$140,845	$201,650
Net (decrease) increase in other borrowed funds	(5,817)	33,106	17,241
Proceeds from issuance of long-term subordinated debentures	—	18,000	—
Proceeds from stock options exercised	933	1,836	1,730
Payment of cash dividend	(2,583)	(641)	—
Stock dividend paid in cash for fractional shares	—	(3)	(1)

Net cash provided by financing activities	277,287	193,143	220,620

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,819)	26,584	32,186
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$140,961	$114,377	$82,191

CASH AND CASH EQUIVALENTS, END OF YEAR	$103,142	$140,961	$114,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$14,132	$11,788	$11,782
Income taxes paid	$13,037	$6,682	$6,232

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Loans made to facilitate the sale of other real estate owned	$—	$—	$480
Transfer of retained earnings to common stock for stock dividend	$—	$8,526	$7,740
Cash dividend accrual	$650	$—	$—
Purchase of Chicago Branch
Fair value of assets acquired	$12,363	$—	$—
Fair value of liabilities assumed	$13,616	$—	$—
Goodwill created	$1,253	$—	$—

(Concluded)

[1]	See Note 24 to the consolidated financial statements for discussion of the restatement.

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE BUSINESS OF CENTER FINANCIAL CORPORATION

As discussed in Note 24 below, we have restated our financial statements and other financial information for the years 2001 through 2004 and for each of the quarters in the years 2004 and 2003, to reflect a change in the accounting treatment of the Company’s interest rate swaps, which swaps were acquired between 2001 and 2003. See Note 24 for further information.

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

Long Term Subordinated Debenture –

The Company established Center Capital Trust I in December 2003 (the “Trust”) as a statutory business trust, which is a wholly owned subsidiary of the Company. In the private placement transaction, the Trust issued $18 million of floating rate (3-month LIBOR plus 2.85%) capital securities representing undivided preferred beneficial interests in the assets of the Trust. The Trust also issued common securities to Center Financial $557,000 to purchase additional subordinated debentures. The Company is the owner of all the beneficial interests represented by the common securities of the Trust. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I Capital for regulatory purposes. Effective December 31, 2003, as a consequence of adopting the provisions of FIN No. 46R, the Trust is no longer being consolidated into the accounts of the Company. Long term subordinated debt of $18,557,000 represents liabilities of the Company to the Trust.

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

Stock-Based Compensation

The Company has adopted SFAS No. 123 (as amended by SFAS No. 148), Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based employee compensation plans. The standards include the recognition of compensation expense over the vesting period of the fair value of stock-based awards on the date of grant. SFAS No. 123 permits entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provide only the pro forma net income and pro forma net earnings per share disclosures as if the fair-value based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense for fixed options would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 in accounting for its stock option plan and provide the pro forma disclosure requirements of SFAS No. 148 in the footnotes to its consolidated financial statements.

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

	Restated For the Years Ended December 31,
	2004	2003	2002
Net income, as reported	$14,224	$11,792	$10,431
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(310)	(271)	(203)

Proforma net income	$13,914	$11,521	$10,228

Earning per share:
Basic – as reported	$0.88	$0.75	$0.70
Basic – pro forma	$0.86	$0.73	$0.69
Diluted – as reported	$0.86	$0.73	$0.68
Diluted – pro forma	$0.84	$0.71	$0.67

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

Comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the shareholders’ equity section of the consolidated statements of financial condition, such items, along with net income, are components of comprehensive income.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), an interpretation of Accounting Research Bulletin No. 51. FIN 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46R also requires disclosure about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The Company adopted this interpretation effective for the year ended December 31, 2003. Accordingly, Center Capital Trust I, which was formed in December 2003, was never consolidated and long-term subordinated debentures of $18,557,000 payable to the trust, and investment of $557,000 in Center Capital Trust I’s common stock is included in other assets and separately reported.

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

Accrued interest and dividends receivable on investment securities totaled $981,000 and $679,000 at December 31, 2004 and 2003, respectively. For the years ended December 31, 2004, 2003, and 2002, proceeds from sales of securities available for sale amounted to $4,629,000, $10,330,000, and $4,015,000, respectively with gross realized (loss) gain of ($15,000), $330,000 and $171,000, respectively.

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

U.S government agencies, U.S. Government sponsored enterprise securities, U.S. Treasury, and mortgage-backed securities with a total carrying value of $75,357,000 (available for sale at fair market value of $69,161,000 and held to maturity at amortized cost of $6,196,000) and $81,541,000 (available for sale at fair market value of $81,125,000 and held to maturity at amortized cost of $416,000), respectively, were pledged to secure a deposit from the State of California, borrowing lines, and interest rate swap agreements, or were pledged for other purposes as required and permitted by law as of December 31, 2004 and December 31, 2003, respectively.

The following tables show the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and December 31, 2003.

	As of December 31, 2004
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S.Government and U.S. Government sponsored enterprise agencies securities	$25,455	$(76)	$27,273	$(713)	$52,728	$(789)
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	34,976	(248)	4,963	(66)	39,939	(314)

Total	$60,431	$(324)	$32,236	$(779)	$92,667	$(1,103)

	As of December 31, 2003
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Government and U.S. Government sponsored enterprise agencies securities	$31,351	$(635)	$—	$—	$31,351	$(635)
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	14,192	(198)	—	—	14,192	(198)
	6,252	(556)	—	—	6,252	(556)
Corporate trust preferred securities	—	—	10,890	(110)	10,890	(110)

Total	$51,795	$(1,389)	$10,890	$(110)	$62,685	$(1,499)

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

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consist of the following at December 31:

	2004	2003
	(Dollars in thousands)
Real estate:
Construction	$16,919	$18,464
Commercial	607,296	384,824
Commercial	208,995	147,368
Small Business Administration [1]	49,027	66,487
Trade finance	83,763	61,886
Consumer	58,178	49,530
Other	864	179

	1,025,042	728,738
Less: Allowance for Loan Losses	(11,227)	(8,804)
Deferred Loan Fees	(1,356)	(331)
Discount on SBA Loans Retained	(1,986)	(2,595)

Loans, net	$1,010,473	$717,008

[1]	This balance includes SBA loans held for sale of $14,523,000 and $24,854,000 at the lower of cost or market at December 31, 2004 and 2003, respectively.

As of December 31, 2004, the Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with Federal Home Loan Bank with a total carrying value of $618 million.

At December 31, 2004 and 2003, the Company serviced loans sold to unaffiliated parties in the amounts of $137,472,000 and $91,548,000, respectively. The Company has capitalized $858,000, and $970,000 of servicing assets and amortized $581,000 and $337,000 during the years ended December 31, 2004, and 2003, respectively. There was no valuation allowance for the servicing assets at December 31, 2004 and 2003. The servicing assets are included in other assets in the accompanying consolidated statements of financial condition. The servicing asset balance as of December 31, 2004 and 2003 was $1,771,000 and $1,485,000, respectively.

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

As of December 31, 2004 and 2003, the Company borrowed $42,386,000 and $50,349,000 from the Federal Home Loan Bank of San Francisco with note terms from 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of notes. The Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with Federal Home Loan Bank, with a total carrying value of $618,110,000 at December 31, 2004 and $91,000,000 at December 31, 2003. During the 2004, the Company started to participate in new Blanket Lien Program with FHLB in order to better utilize its borrowing capacity and use of its collateral. Under this program, the Company increased its collateral in order to increase its borrowing capacity as well as create new liquidity source for the future use. Total interest expense on the notes was $474,000, $480,000 and $198,000 for the years ended December 31, 2004, December 31, 2003 and December 31, 2002, reflecting average interest rates of 3.34%, 3.34% and 3.34% respectively.

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

10. INCOME TAXES

The following is a summary of income tax expense (benefit) for the years ended December 31:

	Restated 2004	Restated 2003	Restated 2002
	(Dollars in thousands)
Current
Federal	$9,703	$6,264	$4,683
State	2,848	1,891	1,184

Total	$12,551	$8,155	$5,867

Deferred
Federal	$(3,348)	$(644)	$244
State	(815)	(713)	134

	$(4,163)	$(1,357)	$378

Federal	$6,355	$5,620	$4,927
State	2,033	1,178	1,318

	$8,388	$6,798	$6,245

As of December 31, 2004 and 2003, the cumulative temporary differences, as tax effected, are as follows:

	2004	2003
	(Dollars in thousands)
Deferred tax assets:
Statutory bad debt deduction less than financial statement provision	$5,147	$3,629
Deferred loan fees	687	144
Organization cost	51	69
State taxes	419	—
Impairment of available for sale securities	1,441	370
CRA Partnership income	—	72
Net unrealized gain on available for sale securities	258	346

Total deferred tax assets	8,003	4,630

Deferred tax liabilities:
State taxes	—	(98)
Depreciation	(451)	(359)
Mark to market adjustment on interest rate swaps	(13)	(808)
Basis difference -§1031 Like-Kind Exchanges	(306)	(306)
CRA Partnership basis	(31)
Federal Home Loan Bank stock	(94)	(26)

Total deferred tax liabilities	(895)	(1,597)

Deferred income taxes, net	$7,108	$3,033

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

Applicable income taxes, as restated, in 2004, 2003, and 2002 resulted in effective tax rates of 37.10 percent, 36.57 percent, and 37.45 percent, respectively. The primary reasons for the differences from the federal statutory tax rate of 35 percent are as follows:

	Restated 2004	Restated 2003	Restated 2002
	(Dollars in thousands)
Income tax expenses at federal statutory rate	$7,914	$6,506	$5,837
State franchise taxes, net of federal income tax expenses	1,270	781	921
Low income housing tax credit, federal	(424)	(445)	(285)
Tax-advantaged interest income	(78)	(56)	(48)
Bank-owned life insurance cash surrender value	(140)	(12)	—
Dividend received deduction for stock investments	(89)	(116)	(147)
Others, net	(65)	140	(33)

	$8,388	$6,798	$6,245

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

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 17.0% of the Company’s Tier I capital

As of December 31, 2004 and 2003, in accordance with FIN 46 (revised December 2003), the Center Capital Trust I is not reported on a consolidated basis. Therefore, the capital securities of $18,000,000 do not appear on the balance sheet. Instead, the long-term subordinated debentures of $18,557,000 payable by Center Financial to the Center Capital Trust I and the investment in the Center Capital Trust I ‘s common stock of $557,000 is included in other assets are separately reported.

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

Year	Amount
Dollars in thousands
2005	$53
2006	53
2007	53
2008	53
2009	53
2010 thereafter	161

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

As a banking holding company which currently has no significant assets other than our equity interest in Center Bank, our ability to pay dividends primarily depends upon the dividends we receive from Center Bank. The dividend practice of Center Bank, like our dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by Center Bank’s board of directors at that time. The dividend practices of both Center Bank and Center Financial are restricted by state and federal law as well as by regulatory requirements. In addition, during any period in which Center Financial has deferred payment of interest otherwise due and payable on its subordinated debt securities, we may not make any dividends or distributions with respect to our capital stock.

Quarterly Dividends - We paid a cash dividend of 4 cents (adjusted for two-for-one stock split) per share starting in October 2003, and currently plan to continue to pay cash dividends on a quarterly basis. However, the amount of any such dividend will be determined each quarter by our Board of Directors in its discretion, based on the factors described in the previous paragraph. No assurance can be given that the Bank’s and the Company’s future performance will justify the payment of dividends in any particular quarter. In addition, during 2003, 2002, and 2001, the Company paid 8%, 11%, and 13% in stock dividends, respectively.

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

Stock Options - The Company has a Stock Option Plan, adopted in 1996, and amended and restated on March 24, 2004, under which options may be granted to key employees and directors of the Company. The Stock Option Plan authorized the issuance of up to 1,730,750 shares of the Company’s unissued common stock, reflecting stock splits and stock dividends issued, as of December 31, 2004. Under the Stock Option Plan, option prices may not be less than 100% of the fair market value at the date of grant. Options may be exercised at the rate of 33-1/3% per year for directors (Non-Qualified Stock Option Plan) and 20% per year for employees (Incentive Stock Option Plan) and all options not exercised expire ten years after the date of grant.

The following is a summary of activities in the stock option plan for the years ended December 31:

	2004		2003		2002
	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	666,400	$4.70	1,206,154	$3.86	1,538,238	$3.24
Effect on options due to stock dividend	—	—	86,176	4.01	158,330	3.22
Granted	403,000	14.60	52,000	8.74	316,000	5.75
Forfeited	(74,645)	7.29	(24,328)	5.09	(116,160)	3.69
Exercised	(234,976)	4.24	(653,602)	2.81	(690,254)	2.51

Outstanding, end of year	759,779	$9.95	666,400	$4.70	1,206,154	$3.86

Options exercisable at year-end	125,112	$4.16	175,198	$3.55	554,244	$2.67

Weighted-average fair value of options granted during the year		$4.31		$2.00		$1.81

The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	12/31/2004	12/31/2003	12/31/2002
Dividend Yield	0.78%	1.20%	—
Volatility	25%	23%	24%
Risk-free interest rate	3.3%	3.0%	4.9%
Expected life	3-5 years	3-5 years	3-5 years

Information pertaining to stock options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.23 - 4.00	107,081	5.29 years	$3.26	72,728	$3.05
$4.01 - 4.99	28,771	6.31 years	$4.59	4,795	$4.42
$5.00 - 5.99	192,967	7.26 years	$5.28	42,789	$5.28
$6.00 - 7.99	20,960	9.77 years	$6.92	—	$—
$8.00 - $14.00	220,000	9.05 years	$13.16	4,800	$10.75
$14.01 - $19.69	190,000	9.29 years	$15.88	—	—

	759,779	8.04 years	$9.95	125,112	$4.16

15. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations at December 31, 2004, 2003, and 2002. Earnings per share data have been restated for all periods presented to reflect the 2 to 1 stock split declared on January 28, 2004.

	Income	Weighted Average # of Shares	Per Share Amount
	(Dollars in thousands, except per share data)
2004
Basic EPS - Income available to common shareholders	$14,224	16,158	$0.88
Effect of Dilutive Securities - Options	—	368	$(0.02)

Diluted EPS - Income available to common shareholders	$14,224	16,526	$0.86

2003
Basic EPS - Income available to common shareholders	$11,792	15,676	$0.75
Effect of Dilutive Securities - Options	—	508	$(0.02)

Diluted EPS - Income available to common shareholders	$11,792	16,184	$0.73

2002
Basic EPS - Income available to common shareholders	$10,431	14,922	$0.70
Effect of Dilutive Securities - Options	—	425	$(0.02)

Diluted EPS - Income available to common shareholders	$10,431	15,347	$0.68

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

As of December 31, 2004, the Company had four interest rate swap agreements with a total notional amount of $85 million. Under the swap agreements, the Company receives a fixed rate and pays a variable rate based on Wall Street Journal published Prime Rate. In August 2002, the Company terminated a $25 million notional amount interest rate swap with a realized gain of $201,000.

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

(Gains) or losses on interest rate swaps, recorded in noninterest expense, consist of following:

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Net swap settlement payment income	$(1,609)	$(1,812)	$(857)
Decrease (increase) in market to market*	1,844	(376)	(1,937)

Net change in market value	$235	$(2,188)	$(2,794)

* Including gains (loss) on sale of swaps.

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

The estimated fair values and related carrying amounts of the Bank’s financial instruments are as follows:

	December 31, 2004		December 31, 2003
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$103,142	$103,142	$140,961	$140,961
Investment securities available for sale	157,027	157,027	110,126	110,126
Investment securities held to maturity	11,396	11,553	15,390	15,656
Loans receivable, net	1,010,473	1,010,696	717,008	721,419
Federal Home Loan Bank and other equity stock	3,905	3,905	2,578	2,578
Customers’ liability on acceptances	8,505	8,505	4,492	4,492
Accrued interest receivable	4,894	4,894	3,085	3,085
Interest rate swaps	77	77	1,921	1,921

Liabilities:
Deposits	$1,165,536	$1,165,181	$867,865	$869,113
Other borrowed funds	44,854	45,159	50,671	50,826
Acceptances outstanding	8,505	8,505	4,492	4,492
Accrued interest payable	3,681	3,681	2,431	2,431
Long-term subordinated debentures	18,557	18,568	18,557	18,622

Off-balance sheet items:
Commitments to extend credit	$171,660	$1,287	$113,950	$855
Standby letters of credit	11,929	209	6,165	108
Commercial letters of credit	22,150	83	19,135	72
Performance bonds	132	2	112	2

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

Cash and Cash Equivalents - The carrying amounts approximate fair value due to the short-term nature of these instruments.

Securities - The fair value of securities is generally obtained from market bids from similar or identical securities, or obtained from independent securities brokers or dealers.

Loans - Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed rate loans, as well as anticipated repayment schedules. The fair value of adjustable rate loans is based on the estimated discounted cash flows utilizing the discount rates that approximate the pricing of loans collateralized by similar properties or assets. The fair value of nonperforming loans at December 31, 2004 and 2003 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The estimated fair value is net of allowance for loan losses, deferred loan fees, and deferred gain on SBA loans.

Federal Home Loan Bank and Other Equity Stock - The carrying amount approximates fair value, as the stocks may be sold back to the Federal Home Loan Bank and other bank at carrying value.

Accrued Interest Receivable and Accrued Interest Payable - The carrying amounts approximate fair value due to the short-term nature of these assets and liabilities.

Customer’s Liability on Acceptances and Acceptances Outstanding - The carrying amounts approximate fair value due to the short-term nature of these assets.

Deposits - The fair value of nonmaturity deposits is the amount payable on demand at the reporting date. Nonmaturity deposits include noninterest-bearing demand deposits, savings accounts, NOW accounts, and money market accounts. Discounted cash flows have been used to value term deposits such as certificates of deposit. The discount rate used is based on interest rates currently being offered by the Company on comparable deposits as to amount and term.

Other Borrowed Funds – These funds mostly consist of FHLB advances. The fair values of FHLB advances are estimated based on the discounted value of contractual cash flows, using rates currently offered by the Federal Home Loan Bank of San Francisco for fixed-rate credit advances with similar remaining maturities at each reporting date.

Long-term subordinated debentures - The fair value of long-term subordinated debentures are estimated by discounting the cash flows through maturity based on prevailing rates offered on the 30-year Treasury bond at each reporting date.

Loan Commitments, Letters of Credit, and Performance Bond - The fair value of loan commitments and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commercial letters of credit and performance bonds is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. Furthermore, fair values disclosed hereinafter do no reflect any premium or discount that could result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.

Interest Rate Swaps - The fair value of the interest rate swaps are based on the quoted market prices obtained from an independent pricing service.

20. REGULATORY MATTERS

Risk-Based Capital - The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies, including the Federal Deposit Insurance Corporation (“FDIC”). Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

The actual and required capital amounts and ratios at December 31, 2004 and 2003 are presented as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2004:
Total capital (to Risk-weighted Assets)
Consolidated Company	$117,796	10.62%	$88,733	8.0%	$110,916	10.0%
Center Bank	$117,246	10.54%	$88,969	8.0%	$111,211	10.0%
Tier I capital (to Risk-weighted Assets)
Consolidated Company	$106,419	9.59%	$44,367	4.0%	$66,550	6.0%
Center Bank	$105,869	9.52%	$44,484	4.0%	$66,726	6.0%
Tier I capital (to Average Assets)
Consolidated Company	$106,419	9.13%	$46,677	4.0%	$58,346	5.0%
Center Bank	$105,869	9.09%	$46,677	4.0%	$58,346	5.0%

As of December 31, 2003:
Total capital (to Risk-weighted Assets)
Consolidated Company	$104,981	12.86%	$65,329	8.0%	$81,661	10.0%
Center Bank	$104,633	12.81%	$65,357	8.0%	$81,696	10.0%
Tier I capital (to Risk-weighted Assets)
Consolidated Company	$96,082	11.77%	$32,664	4.0%	$48,997	6.0%
Center Bank	$95,734	11.72%	$32,679	4.0%	$49,018	6.0%
Tier I capital (to Average Assets)
Consolidated Company	$96,082	10.87%	$35,361	4.0%	$44,201	5.0%
Center Bank	$95,734	10.83%	$35,372	4.0%	$44,215	5.0%

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

Banking Operations – Banking Operations provides deposit products and lending products including commercial, installment, and real estate loans to its customers. Banking Operations also manages the Company’s investment, liquidity, and interest rate risk.

Trade Finance Services - The Trade Finance department allows the Company’s import/export customers to handle their international transactions. Trade finance products include the issuance and collection of letters of credit, international collection, and import/export financing.

Small Business Administration Lending Services - The SBA department provides customers of the Company access to the U.S. SBA-guaranteed lending program.

The following tables present the operating results and other key financial measures for the individual operating segments for the years ended December 31, 2004, 2003, and 2002 as restated:

	Year Ended December 31, 2004
	(Dollars in thousands)
	Banking Operations	Trade Finance	SBA	Total
Interest income	$45,773	$5,437	$6,298	$57,508
Interest expense	12,547	1,304	1,530	15,381

Net interest income	33,226	4,133	4,768	42,127
Provision for loan losses	3,001	228	21	3,250

Net interest income after provision for loan losses	30,225	3,905	4,747	38,877
Other operating income	11,754	4,048	4,756	20,558
Other operating expenses	32,184	2,849	1,790	36,823

Segment pretax profit	$9,795	$5,104	$7,713	$22,612

Segment assets	$1,134,106	$119,254	$84,754	$1,338,114

	Year Ended December 31, 2003
	(Dollars in thousands)
	Banking Operations	Trade Finance	SBA	Total
Interest income	$32,868	$3,526	$5,318	$41,712
Interest expense	9,657	861	1,125	11,643

Net interest income	23,211	2,665	4,193	30,069
Provision for loan losses	2,030	(293)	263	2,000

Net interest income after provision for loan losses	21,181	2,958	3,930	28,069
Other operating income	9,562	2,998	3,992	16,552
Other operating expenses	22,419	2,489	1,123	26,031

Segment pretax profit	$8,324	$3,467	$6,799	$18,590

Segment assets	$826,238	$100,641	$100,487	$1,027,366

	Year Ended December 31, 2002
	(Dollars in thousands)
	Banking Operations	Trade Finance	SBA	Total
Interest income	$29,589	$2,808	$4,186	$36,583
Interest expense	9,001	818	1,225	11,044

Net interest income	20,588	1,990	2,961	25,539
Provision for loan losses	1,681	366	53	2,100

Net interest income after provision for loan losses	18,907	1,624	2,908	23,439
Other operating income	8,638	3,072	2,078	13,788
Other operating expenses	16,314	2,751	1,486	20,551

Segment pretax profit	$11,231	$1,945	$3,500	$16,676

Segment assets	$667,665	$65,224	$85,869	$818,758

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follows:

(Dollars in thousands, except per share amounts)

	For the Quarter Ended March 31,
	2004			2003
	As Previously Reported	Restated	Change	As Previously Reported	Restated	Change
Interest Income	$12,562	$12,087	$(475)	$10,332	$9,894	$(438)
Interest Expense	3,173	3,173	—	2,966	2,966	—

Net interest income before provision for loan losses	9,389	8,914	(475)	7,366	6,928	(438)
Provision for Loan Losses	850	850	—	400	400	—

Net interest income	8,539	8,064	(475)	6,966	6,528	(438)
Non interest income	4,085	4,085	—	3,119	3,119	—
Non interest expense	7,206	6,197	(1,009)	6,078	4,600	(1,478)

Income before income tax expense	5,418	5,952	534	4,007	5,047	1,040
Income tax expense	2,071	2,295	224	1,482	1,920	438

Net Income	$3,347	$3,657	$310	$2,525	$3,127	$602

Earnings per share:
Basis	$0.21	$0.23	$0.02	$0.16	$0.20	$0.04

Diluted	$0.20	$0.22	$0.02	$0.16	$0.20	$0.04

	For the Quarter Ended June 30,
	2004			2003
	As Previously Reported	Restated	Change	As Previously Reported	Restated	Change
Interest Income	$13,124	$12,649	$(475)	$10,510	$10,065	$(445)
Interest Expense	3,595	3,595	—	2,873	2,873	—

Net interest income before provision for loan losses	9,529	9,054	(475)	7,637	7,192	(445)
Provision for Loan Losses	600	600	—	550	550	—

Net interest income	8,929	8,454	(475)	7,087	6,642	(445)
Non interest income	4,890	4,890	—	4,438	4,438	—
Non interest expense	8,577	10,088	1,511	6,631	6,178	(453)

Income before income tax expense	5,242	3,256	(1,986)	4,894	4,902	8
Income tax expense	2,043	1,208	(835)	1,815	1,820	5

Net Income	$3,199	$2,048	$(1,151)	$3,079	$3,082	$3

Earnings per share:
Basis	$0.20	$0.13	$(0.07)	$0.20	$0.20	$0.00

Diluted	$0.20	$0.13	$(0.07)	$0.19	$0.19	$0.00

	For the Quarter Ended September 30,
	2004			2003
	As Previously Reported	Restated	Change	As Previously Reported	Restated	Change
Interest Income	$15,350	$14,964	($386)	$10,916	$10,372	($544)
Interest Expense	4,052	4,052	—	2,905	2,905	—

Net interest income before provision for loan losses	11,298	10,912	(386)	8,011	7,467	(544)
Provision for Loan Losses	700	700	—	800	800	—

Net interest income	10,598	10,212	(386)	7,211	6,667	(544)
Non interest income	6,872	6,872	—	4,240	4,240	—
Non interest expense	10,817	10,182	(635)	6,781	5,894	(887)

Income before income tax expense	6,653	6,902	249	4,670	5,013	343
Income tax expense	2,550	2,655	105	1,666	1,811	145

Net Income	$4,103	$4,247	$144	$3,004	$3,202	$198

Earnings per share:
Basis	$0.25	$0.26	$0.01	$0.19	$0.20	$0.01

Diluted	$0.25	$0.26	$0.01	$0.19	$0.20	$0.01

	For the Quarter Ended December 31,
	2004			2003
	As Previously Reported	Restated	Change	As Previously Reported	Restated	Change
Interest Income	$17,809	$17,809	$—	$11,900	$11,381	($519)
Interest Expense	4,561	4,561	—	2,899	2,899	—

Net interest income before provision for loan losses	13,248	13,248	—	9,001	8,482	(519)
Provision for Loan Losses	1,100	1,100	—	250	250	—

Net interest income	12,148	12,148	—	8,751	8,232	(519)
Non interest income	4,711	4,711	—	4,755	4,755	—
Non interest expense	10,196	10,356	160	8,729	9,358	629

Income before income tax expense	6,663	6,503	(160)	4,777	3,629	(1,148)
Income tax expense	2,298	2,230	(68)	1,733	1,247	(486)

Net Income	$4,365	$4,273	($92)	$3,044	$2,382	($662)

Earnings per share:
Basis	$0.27	$0.26	($0.01)	$0.19	$0.15	($0.04)

Diluted	$0.26	$0.25	($0.01)	$0.18	$0.14	($0.04)

23. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

The Company commenced operations on October 28, 2002. As a result, comparative financial information is not available for periods prior to January 1, 2002. The information below is presented as of December 31, 2004 and 2003 for the years then ended as if the reorganization had taken place on January 1, 2002.

CONDENSED STATEMENT OF FINANCIAL CONDITION (Restated)
(Dollars in thousands)
	2004	2003
Assets:
Cash	$729	$76
Investment in subsidiaries	108,632	96,179
Other Assets	109	645

Total Assets	$109,470	$96,900

Long-term subordinated debenture	$18,557	$18,557
Other liabilities	193	82

Total Liabilities	18,750	18,639

Shareholders’ Equity
Common stock, no par value; authorized 40,0000,000 shares; issued and outstanding, 16,283,496 as of December 31, 2004 and 16,048,520 as of December 31, 2003	64,785	63,438
Retained earnings	26,290	15,299
Accumulated other comprehensive income, net of tax	(355)	(476)

Total shareholders’ equity	90,720	78,261

Total liabilities and shareholders’ equity	$109,470	$96,900

CONDENSED STATEMENT OF OPERATIONS (Restated)
(Dollars in thousands)
	2004	2003	2002
Cash dividend from Center Bank	$2,250	$250	$510
Equity in undistributed earnings of Center Bank	13,734	11,732	10,262
Other operating expenses, net	(1,760)	(190)	(341)

Net income	$14,224	$11,792	$10,431

CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
	2004	2003	2002
Cash flows from operating activities:
Net income	$14,224	$11,792	$10,431
Adjustment to reconcile net income to net cash used in operating activities:
Equity in undistributed income of the Bank	(13,734)	(11,732)	(10,262)
Net change in other assets	77	(1,384)	(2,438)
Increase in liabilities	136	72	36
Net dividends received from the Bank	1,600	250	510

Net cash used in operating activities	2,303	(1,002)	(1,723)

Cash flows from investing activities:
Capital contribution to subsidiary	—	(18,000)	—

Net cash provided by investing activities	—	(18,000)	—
Cash flows from financing activities:
Proceeds from issuance of long-term subordinated debentures	—	18,000	—
Payment of debt issue cost	—	(120)	—
Proceeds from stock options exercised	933	1,836	1,730
Payment of cash dividend	(2,583)	(641)	—
Stock dividend paid in cash for fractional shares	—	(3)	(1)

Net cash used in financing activities	(1,650)	19,072	1,729

Net increase in cash	653	70	6
Cash, beginning of year	76	6	—

Cash, end of year	$729	$76	$6

24. 2005 RESTATEMENT

Subsequent to the issuance of the second quarter 2005 financial statements, management determined that the Company’s prime rate indexed interest rate swaps did not qualify for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”). Previously, until October 1, 2004, the Company’s interest rate swaps had been accounted for under FAS 133 using hedge accounting treatment. Effective October 1, 2004, management determined that the swaps did not qualify for hedge accounting treatment under FAS 133. Management subsequently determined that hedge accounting under FAS 133 was not appropriate from the inception of the swaps in 2001.

A summary of the significant effects of the restatement are presented below:

(Dollars in thousands, except per share amounts)

	Restated For the Year Ended December 31,			As Previously Reported For the Year Ended December 31,			Change For the Year Ended December 31,
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Increase (decrease) in:
Interest Income	$57,508	$41,712	$36,583	$58,845	$43,658	$37,507	$(1,337)	$(1,946)	$(924)
Interest Expense	15,381	11,643	11,044	15,381	11,643	11,044	—	—	—

Net interest income before provision for loan losses	42,127	30,069	25,539	43,464	32,015	26,463	(1,337)	(1,946)	(924)
Provision for Loan Losses	3,250	2,000	2,100	3,250	2,000	2,100	—	—	—

Net interest income	38,877	28,069	23,439	40,214	30,015	24,363	(1,337)	(1,946)	(924)
Non interest income	20,558	16,552	13,788	20,558	16,552	13,788	—	—	—
Non interest expense	36,823	26,031	20,551	36,796	28,219	23,345	27	(2,188)	(2,794)

Income before income tax expense	22,612	18,590	16,676	23,976	18,348	14,806	(1,364)	242	1,870
Income tax expense	8,388	6,798	6,245	8,962	6,696	5,459	(574)	102	786

Net Income	$14,224	$11,792	$10,431	$15,014	$11,652	$9,347	$(790)	$140	$1,084

Earnings per share:
Basis	$0.88	$0.75	$0.70	$0.93	$0.74	$0.63	$(0.05)	$0.01	$0.07

Diluted	$0.86	$0.73	$0.68	$0.91	$0.72	$0.61	$(0.05)	$0.01	$0.07

Retained earnings	$26,290	$15,299	$12,677	$25,967	$14,186	$11,704	$323	$1,113	$973

Accumulated other comprehensive income (loss), net of tax	$(355)	$(476)	$776	$(32)	$637	$1,671	$(323)	$(1,113)	$(895)

Net cash provided by operating activities	$80,746	$58,233	$19,581	$82,449	$60,038	$20,541	$(1,703)	$(1,805)	$(960)

Net cash used in investing activities	$(395,852)	$(224,792)	$(208,015)	$(397,555)	$(226,597)	$(208,975)	$1,703	$1,805	$960

25. SUBSEQUENT EVENT

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

(a) Restatement

In the course of a regularly scheduled review of the Company’s second quarter 2005 financial statements, management determined that the Company’s prime rate indexed interest rate swaps did not qualify for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”). Previously, until October 1, 2004, the Company’s interest rate swaps had been accounted for under FAS 133 using hedge accounting treatment. Effective October 1, 2004, management determined that the swaps did not qualify for hedge accounting treatment under FAS 133. Management subsequently determined that hedge accounting under FAS 133 was not appropriate from the inception of the swaps in 2001.

Management reported this preliminary conclusion to the Audit Committee of the Board of Directors. After discussions with the Audit Committee, management reviewed these matters in further detail, and after completing its analysis on August 3, 2005, recommended to the Audit Committee that the Company’s previously reported financial results be restated to reflect the elimination of hedge accounting treatment since the inception of the swaps. The Audit Committee agreed with this recommendation. The Company determined that the previously reported results for the Company should be restated to eliminate hedge accounting for the swaps for 2001 through 2004.

(b) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the restatement, the Company’s Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e)) as of December 31, 2004, and concluded that as of that date the Company’s disclosure controls and procedures were not effective because of the material weakness in the Company’s internal control over financial reporting discussed in subsection (c) below, which weakness was disclosed in the Company’s Form 10-K as originally filed.

Since December 31, 2004, the Company has taken steps to remediate the identified material weakness including the hiring of a new Chief Financial Officer who is a certified public accountant with more than 28 years of experience in the financial services industry.

(c) Management’s Annual Report on Internal Control over Financial Reporting (As Restated November 14, 2005)

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

As of December 31, 2004, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Control-Integrated Framework. Based on this assessment, as stated in the Company’s Form 10-K as originally filed, management had concluded that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting, due to an internal control deficiency that constituted a “material weakness,” as defined by the Public Company Accounting Oversight Board’s Accounting Standard No. 2. The identified weakness was that the Company failed to design and implement controls related to the interpretation and implementation of various accounting principles, primarily related to complex business transactions. Specifically, the Company did not have personnel with the requisite expertise and training or utilize outside consulting expertise with respect to the application of such accounting principles. The most significant manifestation of this material weakness involved the accounting treatment of the Company’s interest rate swaps. The material weakness resulted in the restatement of 2004 financial statements reducing net income by $790,000. This accounting treatment is discussed in detail in subsection (a) above concerning the restatement of the Company’s financial statements.

Management’s revised assessment of the effectiveness in internal control over financial reporting as of December 31, 2004, reflecting the above restatement, has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm which audited the Company’s financial statements for the fiscal year ended December 31, 2004. The report of Deloitte & Touche LLP appears in Item 9A (f) below.

(d) Remediation of Material Weaknesses in Internal Control

To begin remediation of the material weakness, the Company has augmented its accounting expertise to enable the Company to properly apply accounting principles to complex transactions and report them accurately in its financial statements. On March 17, 2005, the Company engaged a Chief Financial Officer who is a certified public accountant with more than 28 years of experience in the financial services industry. The Company has also retained a consultant to provide additional guidance with respect to complex accounting principles.

(e) Changes in Internal Controls

There were no significant changes, other than the remedial actions discussed above, in the Company’s internal controls over financial reporting or in other factors in the fourth quarter of 2004 or subsequently that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

(f) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Center Financial Corporation

3435 Wilshire Boulevard, Suite 700

Los Angeles, California 90010

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (as restated November 16, 2005), that Center Financial Corporation (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: the Company failed to design and implement controls related to the interpretation and implementation of various accounting principles, primarily related to complex business transactions. Specifically, the Company did not have personnel with the requisite expertise and training or utilize outside consulting expertise with respect to the application of these accounting principles. As a result, as of December 31, 2004, certain audit adjustments related to complex business transactions involving financial instruments and the sale of SBA loans, which were not material to the interim or annual financial statements in the aggregate, were necessary to present the financial statements in accordance with generally accepted accounting principles accepted in the United States. Additionally, the material weakness lead to the restatement of the 2004 financial statements, resulting in a reduction of net income of $790,000, net of income taxes. This deficiency was concluded to be a material weakness due to the actual error and potential for additional misstatements and the absence of other mitigating controls to detect the misstatements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 (as restated) of the Company and our report dated March 30, 2005 (November 18, 2005 as to the effects of the restatement described in Note 24) expressed an unqualified opinion on those financial statements.

s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 30, 2005,

(November 18, 2005, as to the effects of the material weakness related to accounting for complex business transactions described in Management’s Annual Report on Internal Control over Financial Reporting).

ITEM 9B. OTHER INFORMATION

None

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) Exhibits

Exhibit No.	Description
2.1	Plan of Reorganization and Agreement of Merger dated June 7, 2002 among California Center Bank, Center Financial Corporation and CCB Merger Company[1]

2.2	Branch Purchase and Assumption Agreement dated January 7, 2004[2]

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Restated Bylaws of Center Financial Corporation[1]

10.1	Employment Agreement between California Center Bank and Seon Hong Kim dated March 30, 2004[3]

10.2	Amended and Restated 1996 Stock Option Plan (assumed by Registrant in the reorganization)[3]

10.3	Lease for Corporate Headquarters Office[1]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[2]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[2]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[2]

11	Statement of Computation of Earnings Per Share (included in Note 15 to consolidated audited financial statements included herein)

21	Subsidiaries of Registrant[2]

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Principal Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[1]	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 filed on June 14, 2002 and incorporated herein by reference
[2]	Filed as an Exhibit to the Form 10-K/A filed with Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference
[3]	Filed as an Exhibit to the Form 10-Q filed with Securities and Exchange Commission on May 13, 2004 and incorporated herein by reference

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: November 18, 2005	/S/ SEON HONG KIM
Seon Hong Kim President & Chief Executive Officer

Date: November 18, 2005	/S/ PATRICK HARTMAN
Patrick Hartman Chief Financial Officer & Executive Vice President

Signature	Title	Date

/S/ SEON HONG KIM Seon Hong Kim	Director, President and Chief Executive Officer	November 18, 2005

/S/ CHUNG HYUN LEE Chung Hyun Lee	Chairman of the Board	November 18, 2005

/S/ DAVID Z. HONG David Z. Hong	Director	November 18, 2005

/S/ CHANG HWI KIM Chang Hwi Kim	Director	November 18, 2005

/S/ PETER Y. S. KIM Peter Y. S. Kim	Director	November 18, 2005

/S/ SANG HOON KIM Sang Hoon Kim	Director	November 18, 2005

/S/ PATRICK HARTMAN Patrick Hartman	Chief Financial Officer & Executive Vice President	November 18, 2005