Form 10-Q/A
period 2005-03-31
CENTER FINANCIAL CORP
filed 2005-11-21
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 29, 2005, there were 16,348,885 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q/A

2005 Restatement

We are filing this amendment to the Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 of Center Financial Corporation (the “Company”), to amend and restate the consolidated financial statements for the quarters ended March 31, 2005 and 2004, to reflect a change in the accounting treatment of the Company’s interest rate swaps, which swaps were acquired between 2001 and 2003. The restatement affects reported net income by reducing the quarter ended March 31, 2005 by $92 thousand and increasing the quarter ended March 31, 2004 by $310 thousand. See Note 14 to the consolidated financial statements for discussion of the restatement.

We have also determined that a control deficiency related to accounting for these derivatives constituted a material weakness in our internal control over financial reporting as of December 31, 2004 and March 31, 2005. See Item 4 below.

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

Except as set forth above, this Form 10-Q/A continues to speak as of the date of the filing of the original Form 10-Q filed May 10, 2005, and we have not updated disclosures contained herein to reflect any events that have occurred thereafter.

PART I - FINANCIAL INFORMATION

Item 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF MARCH 31, 2005 AND DECEMBER 31, 2004 (UNAUDITED)

	03/31/2005[1]	12/31/2004
	(Dollars in thousands)
	(Restated)
ASSETS
Cash and due from banks	$69,566	$63,564
Federal funds sold	52,470	35,915
Money market funds and interest-bearing deposits in other banks	3,564	3,663

Cash and cash equivalents	125,600	103,142
Securities available for sale, at fair value	167,829	157,027
Securities held to maturity, at amortized cost (fair value of $10,951 as of March 31, 2005 and $11,553 as of December 31, 2004)	10,880	11,396
Federal Home Loan Bank and other equity stock, at cost	3,905	3,905
Loans, net of allowance for loan losses of $11,783 as of March 31, 2005 and $11,227 as of December 31, 2004	1,017,302	995,950
Loans held for sale, at the lower of cost or market	14,591	14,523
Premises and equipment, net	12,047	11,695
Customers’ liability on acceptances	3,573	8,505
Accrued interest receivable	5,261	4,894
Deferred income taxes, net	6,443	7,108
Investments in affordable housing partnerships	3,772	3,857
Cash surrender value of life insurance	10,522	10,430
Goodwill	1,253	1,253
Intangible assets	413	426
Other assets	4,100	4,003

Total	$1,387,491	$1,338,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$374,917	$347,195
Interest-bearing	815,734	818,341

Total deposits	1,190,651	1,165,536
Acceptances outstanding	3,573	8,505
Accrued interest payable	3,760	3,681
Other borrowed funds	69,268	44,854
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	6,312	6,261

Total liabilities	1,292,121	1,247,394
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,341,063 as of March 31, 2005 and 16,283,496 as of December 31, 2004	65,078	64,785
Retained earnings	31,049	26,290
Accumulated other comprehensive income (loss), net of tax	(757)	(355)

Total shareholders’ equity	95,370	90,720

Total	$1,387,491	$1,338,114

[1]	See Note 14 to the consolidated financial statements for discussion of the restatement.

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

	2005[1]	2004[1]
	(Dollars in thousands, except per share data)
	(Restated)
Interest and Dividend Income:
Interest and fees on loans	$17,594	$10,900
Interest on federal funds sold	171	61
Interest on taxable investment securities	1,281	898
Interest on tax-advantaged investment securities	71	172
Dividends on equity stock	33	25
Money market funds and interest-earning deposits	23	31

Total interest and dividend income	19,173	12,087
Interest Expense:
Interest on deposits	4,821	2,821
Interest on borrowed funds	254	169
Interest on long-term subordinated debenture	266	183

Total interest expense	5,341	3,173

Net interest income before provision for loan losses	13,832	8,914
Provision for loan losses	650	850

Net interest income after provision for loan losses	13,182	8,064
Noninterest Income:
Customer service fees	2,235	1,916
Fee income from trade finance transactions	902	703
Wire transfer fees	204	185
Gain on sale of loans	673	377
Net gain on sale of securities available for sale	50	—
Loan service fees	440	551
Other income	533	353

Total noninterest income	5,037	4,085

Noninterest Expense:
Salaries and employee benefits	4,445	3,682
Occupancy	715	537
Furniture, fixtures, and equipment	408	321
Data processing	465	468
Professional service fees	798	144
Business promotion and advertising	650	321
Stationary and supplies	177	106
Telecommunications	129	126
Postage and courier service	163	129
Security service	175	155
Impairment loss of securities available for sale	—	540
Loss on termination of interest rate swap	306	—
(Gain) or loss on interest rate swaps	157	(1,009)
Other operating expenses	782	677

Total noninterest expense	9,370	6,197

Income before income tax provision	8,849	5,952
Income tax provision	3,436	2,295

Net income	$5,413	$3,657

Earnings per share:
Basic	$0.33	$0.23

Diluted	$0.32	$0.22

[1]	See Note 14 to the consolidated financial statements for discussion of the restatement.

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2005 AND YEAR ENDED DECEMBER 31, 2004

(UNAUDITED)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
	(Dollars and Share Numbers in thousands)
BALANCE, JANUARY 1, 2004	16,048	$63,438	$15,299	$(476)	$78,261
Comprehensive income
Net income			14,224		14,224
Other comprehensive income
Change in unrealized gain, net of tax expense (benefit) of $88 and $(573) on: Securities available for sale				121	121

Comprehensive income					14,345

Stock options exercised	235	933			933
Tax benefit from stock options exercised and acceleration of stock options		414			414
Cash dividend ($0.20 per share)	—	—	(3,233)	—	(3,233)

BALANCE, DECEMBER 31, 2004	16,283	64,785	26,290	(355)	90,720
Comprehensive income
Net income (Restated, see Note 14)			5,413		5,413
Other comprehensive income
Change in unrealized gain, net of tax benefit of $(292) on Securities available for sale				(402)	(402)

Comprehensive income (Restated, see Note 14)					5,011

Stock options exercised	58	293			293
Cash dividend ($0.04 per share)	—	—	(654)	—	(654)

BALANCE, MARCH 31, 2005 (Restated, see Note 14)	16,341	$65,078	$31,049	$(757)	$95,370

See accompanying notes to interim consolidated financial statements.

(Continued)

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2005 AND YEAR ENDED DECEMBER 31, 2004 (UNAUDITED)

Disclosures of reclassification amounts for the three months ended March 31, 2005 and for the year ended December 31, 2004:

	3/31/2005	12/31/2004
	(Dollars in thousands)
Unrealized gain on securities available for sale:
Unrealized holding gain arising during period, net of tax benefit of ($271) in 2005 and $(870) in 2004	$(373)	$(1,199)
Less reclassification adjustments for gain included in net income, net of tax (benefit) expense of ($21) in 2005 and $958 in 2004	(29)	1,320

Net change in unrealized gain on securities available for sale, net of tax (benefit) expense of ($292) in 2005 and $88 in 2004	$(402)	$121

See accompanying notes to interim consolidated financial statements.	(Concluded)

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

	3/31/2005[1]	03/31/2004[1]
	(Dollars in thousands)
	(Restated)
Cash flows from operating activities:
Net income	$5,413	$3,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	374	351
Mark to market adjustments on interest rate swaps	308	(534)
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	78	132
Provision for loan losses	650	850
Impairment of securities available for sale	—	540
Net gain on sale of securities available for sale	(50)	—
Originations of SBA loans held for sale	(7,919)	(5,401)
Gain on sale of loans	(673)	(377)
Proceeds from sale of loans	19,353	7,825
Deferred tax provision	956	224
Federal Home Loan Bank stock dividend	—	(8)
Increase in accrued interest receivable	(528)	(657)
Net increase in cash surrender value of life insurance policy	(92)	(102)
Increase in other assets and servicing assets	(391)	(411)
Increase (decrease) in accrued interest payable	79	(134)
Increase (decrease) in accrued expenses and other liabilities	50	(1,356)

Net cash provided by operating activities	17,608	4,599

Cash flow from investing activities:
Purchase of securities available for sale	(41,974)	—
Proceeds from principal repayment, matured, or called securities available for sale	22,928	9,316
Proceeds from sale of securities available for sale	7,530	—
Proceeds from matured, called or principal repayment on securities held to maturity	508	1,392
Proceeds from net swap settlement payment	161	476
Net increase in loans	(32,851)	(82,082)
Proceeds from recoveries of loans previously charged off	19	62
Purchases of premises and equipment	(726)	(325)
Net decrease (increase) in investments in affordable housing partnerships	85	(250)

Net cash used in investing activities	(44,320)	(71,411)

Cash flow from financing activities:
Net increase in deposits	25,116	78,660
Net increase (decrease) in other borrowed funds	24,414	(39,962)
Proceeds from stock options exercised	293	160
Payment of cash dividend	(653)	(643)

Net cash provided by financing activities	49,170	38,215

Net decrease in cash and cash equivalents	22,458	(28,597)
Cash and cash equivalents, beginning of year	103,142	140,961

Cash and cash equivalents, end of year	$125,600	$112,364

Supplemental disclosure of cash flow information:
Interest paid	$5,262	$3,307
Income taxes paid	$2,533	$2,605
Supplemental schedule of noncash investing, operating, and financing activities:
Loans made to facilitate the sale of other real estate owned	$654	$—

[1]	See Note 14 to the consolidated financial statements for discussion of the restatement.

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

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments which are, in the opinion of Management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three months ended March 31, 2005 are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in Company’s annual report on Form 10-K/A for the year ended December 31, 2004.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

3.    SIGNIFICANT ACCOUNTING POLICIES

Accounting policies are fully described in Note 2 in Center Financial’s Annual Report on Form 10-K/A and there have been no material changes noted.

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

5.     STOCK BASED COMPENSATION

At March 31, 2005, the Company has stock-based employee compensation plans, which are described more fully in Note 14 in Center Financial’s Annual Report on Form 10-K/A. The Company applies the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date the option is granted. The following table presents the pro forma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Net income, as reported	$5,413	$3,657
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	308	77

Proforma net income	$5,105	$3,580

Earning per share:
Basic - as reported	$0.33	$0.23
Basic - pro forma	$0.31	$0.22
Diluted - as reported	$0.32	$0.22
Diluted - pro forma	$0.31	$0.22

The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	03/31/2005	12/31/2004	12/31/2003	12/31/2002
Dividend Yield	0.88%	0.78%	1.18%	N/A
Volatility	30%	25%	23%	24%
Risk-free interest rate	3.3%	3.3%	3.0%	4.9%
Expected life	3-5 years	3-5 years	3-5 years	3-5 years

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

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 16.0% of the Company’s Tier I capital.

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

The following table sets forth the Company’s earnings per share calculation for the three months ended March 31, 2005 and 2004:

	For the Three Months Ended March 31,
	2005			2004
	(In thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$5,413	16,315	$0.33	$3,657	16,062	$0.23
Effect of dilutive securities:
Stock options	—	354	$(0.01)	—	402	$(0.01)

Diluted earnings per share	$5,413	16,669	$0.32	$3,657	16,464	$0.22

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

12.    DERIVATIVE FINANCIAL INSTRUMENTS

Notwithstanding the fact that the Company did not qualify for hedge accounting treatment in 2005, 2004, 2003, 2002 and 2001, the Company has identified certain variable-rate loans as a source of interest rate risk to be hedged in connection with the Company’s overall asset-liability management process. The change in market value of the interest rate swaps is recorded as gain or loss on interest rate swaps within current earnings as noninterest expense. In addition, net settlements of interest on the notional amounts for counterparties are included in the gain or loss on interest rate swaps.

The following table provides information as of March 31, 2005, on Company’s outstanding derivatives:

Description	Notional Value	Period	Fixed Receiving Rate	Floating Paying Rate
	(Dollars in thousands)
Interest Rate Swap I	$20,000	05/02-05/05	6.89%	WSJ Prime*
Interest Rate Swap II	$25,000	08/02-08/06	6.25%	WSJ Prime*
Interest Rate Swap III	$20,000	12/02-12/05	5.51%	WSJ Prime*

(*)	At March 31, 2005, the Wall Street Journal published Prime Rate was 5.75 percent

The Company has entered into interest rate swaps to hedge the interest rate risk associated with the cash flows of specifically identified variable-rate loans. As of March 31, 2005, the Company had three interest rate swap agreements with a total notional amount of $65 million. In February 2005, the Company terminated a $20 million notional amount interest rate swap with a loss of $306,000. Net interest income of $151,000 and $475,000 was recorded for the three months ended March 31, 2005, and 2004, respectively.

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

(Gains) or losses on internet rate swaps, recorded in noninterest expense, consist of following:

	March 31,
	2005	2004
	(Dollars in thousands)
Net swap settlement payments	$(151)	$(475)
Decrease (increase) in market value	308	(534)

Net change in market value	$157	$(1,009)

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

	Three Months Ended March 31, 2005
	Banking Operations	TFS	SBA	Total
	(Dollars in thousands)
Interest income	$16,163	$1,568	$1,442	$19,173
Interest expense	4,455	383	503	5,341

Net interest income	11,708	1,185	939	13,832
Provision for loan losses	874	(165)	(59)	650

Net interest income after provision for loan losses	10,834	1,350	998	13,182
Other operating income	3,209	1,131	697	5,037
Other operating expenses	8,212	777	381	9,370

Segment pretax profit	$5,831	$1,704	$1,314	$8,849

Segment assets	$1,197,951	$104,287	$85,253	$1,387,491

	Three Months Ended March 31, 2004
	Banking Operations	TFS	SBA	Total
	(Dollars in thousands)
Interest income	$9,234	$1,322	$1,531	$12,087
Interest expense	2,614	292	267	3,173

Net interest income	6,620	1,030	1,264	8,914
Provision for loan losses	596	165	89	850

Net interest income after provision for loan losses	6,024	865	1,175	8,064
Other operating income	2,682	794	609	4,085
Other operating expenses	5,134	673	390	6,197

Segment pretax profit	$3,572	$986	$1,394	$5,952

Segment assets	$843,408	$118,537	$105,619	$1,067,564

14.    2005 RESTATEMENT

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

A summary of the significant effects of restatement follows:

(Dollars per thousand, except per share data.)

	For the Quarter Ended March 31,
	2005			2004
	As Previously Reported	Restated	Change	As Previously Reported	Restated	Change
Interest Income	$19,173	$19,173	$—	$12,562	$12,087	$(475)
Interest Expense	5,341	5,341	—	3,173	3,173	—

Net interest income before provision for loan losses	13,832	13,832	—	9,389	8,914	(475)
Provision for Loan Losses	650	650	—	850	850	—

Net interest income	13,182	13,182	—	8,539	8,064	(475)

Non interest income	5,040	5,037	(3)	4,085	4,085	—
Non interest expense	9,213	9,370	157	7,206	6,197	(1,009)

Income before income tax expense	9,009	8,849	(160)	5,418	5,952	534
Income tax expense	3,504	3,436	(68)	2,071	2,295	224

Net Income	$5,505	$5,413	$(92)	$3,347	$3,657	$310

Earnings per share:
Basis	$0.34	$0.33	$(0.01)	$0.21	$0.23	$0.02

Diluted	$0.33	$0.32	$(0.01)	$0.20	$0.22	$0.02

Retained Earnings	$30,819	$31,049	$230

Accumulated other comprehensive income (loss), net of tax	$(527)	$(757)	$(230)

Net cash provided by operating activities	$17,769	$17,608	$(161)	$5,075	$4,599	$(476)

Net cash used in investing activities	$(44,481)	$(44,320)	$161	$(71,887)	$(71,411)	$476

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

As discussed in Note 14 to the consolidated financial statements, we restated our financial statements and other financial information for the quarters ended March 31, 2005 and 2004 as well as the years 2001 through 2004, to reflect a change in the accounting treatment of the Company’s interest rate swaps, which swaps were acquired between 2001 and 2003.

The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three months ended March 31, 2005. This analysis should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2004 and with the unaudited consolidated financial statements and notes as set forth in this report.

FORWARD-LOOKING STATEMENTS

Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuer’s of such securities suffering financial losses; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, see “Interest Rate Risk Management” and “Liquidity and Capital Resources” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K/A for the year ended December 31, 2004 being filed concurrently herewith.

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

Allowance for Loan Losses

Our allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in our markets and, in particular, the state of certain industries. Size and complexity of individual credits, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodologies. As we add new products, increase the complexity of our loan portfolio, and expand our geographic coverage, we will enhance our methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have significant impact to the loan loss calculation. We believe that our methodologies continue to be appropriate given our size and level of complexity. Detailed information concerning our loan loss methodology is contained in “Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations—Allowance for Loan Losses.”

Interest Rate Swaps

As part of our asset and liability management strategy we have included derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations. The

Company’s interest rate swaps were intended to constitute cash flow hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. The Company’s interest swaps have not qualified for the use of the accounting treatment known as hedge accounting since the inception of the swaps. The change in the market value of the interest rate swaps is recorded as gain or loss on interest rate swaps within current earnings as noninterest expense. See “2005 Restatement” at the beginning of this report for further information.

SUMMARY OF FINANCIAL DATA

Executive Overview

The Company reported record net income in the first quarter of 2005. Restated consolidated net income for the first quarter of 2005, increased by 48% to a record of $5.4 million, or $0.32 per diluted share compared to restated $3.7 million or $0.22 per diluted share in the first quarter of 2004. The following were significant factors related to first quarter 2005 results as compared to correspondent period of 2004:

•	Due to market rate hikes and continued loan growth, our restated net interest income before provision for loan losses increased by 55% to $13.8 million for the first quarter of 2005 versus the first quarter of 2004.

•	Our restated revenue for the three months ended March 31, 2005 increased by 50% to $24.2 million as compared to same period last year.

•	Restated return on average assets and restated return on average equity substantially improved to 1.63% and 23.36% in the first quarter of 2005, respectively, as compared to restated 1.41% and 18.36%, respectively, for the same period of 2004.

•	The Company restated efficiency ratio is 49.66% for the first quarter of 2005.

•	Our restated net interest margin further advanced to 4.57% in 2005 as compared to 3.82% in the comparable period of 2004, mainly due to market rate hikes by the Federal Reserve Board.

•	Noninterest income increased by $952,000 or 23% in the first quarter of 2005, compared with the same period in 2004 reflecting an increase in gain on sale of loans and solid gains in service fee income, which resulted from increases in customer account relationships and loan servicing and trade finance transactions. New fee income-generating products such as Bank Owned Life Insurance (“BOLI”) and ATM funding program also helped to boost noninterest income.

•	Cost related to Sarbanes-Oxley Act compliance, the increased hiring activity of highly qualified personnel due to geographical expansions were major contributors an increase in noninterest expense during the first quarter of 2005. During the quarter ending March 31, 2005 the mark to market loss restated on interest rate swaps of $157,000 was recognized compared to restated a mark to market gain of $1.0 million for the same period of 2004. For the first quarter of 2005, noninterest expense restated increased $3.2 million, or 51%, to $9.4 million, compared to restated $6.2 million for the same quarter in 2004.

•	During the first quarter of 2005, we continued to experience loan growth in commercial real estate loans, consumer loans and SBA loans.

•	During the first quarter a loss on interest rate swaps of $157 thousand was reported compared to a $1 million gain for the same quarter of 2004. This was comprised of a change in the market value from a loss of $308 thousand in the first quarter 2005 compared to a gain of $534 thousand in the first quarter 2004. Also the swap settlement payment in the first quarter 2005 fell to $151 thousand from $475 thousand in the first quarter 2004.

Our financial condition and liquidity remain strong. The following are important factors in understanding our financial condition and liquidity:

•	Even as our loan portfolio grew, our ratio of non-accrual loans to total loans remained at 0.34% at March 31, 2005 and December 31, 2004. Our ratio of allowance for loan losses to total nonperforming loans increased to 337% at March 31, 2005, as compared to 327% at December 31, 2004.

•	We continued our geographic expansion by announcing the receipt of regulatory approvals from the Federal Deposit Insurance Corporation (FDIC) to proceed with plans to establish a new full-service branch office in the Seattle, Washington area and to expand our branch network in Southern California with a new office in Irvine.

•	Our total assets continued to grow and reached $1.4 billion at March 31, 2005.

•	Under the regulatory framework for prompt corrective action, we continue to be “well-capitalized”.

•	The Company declared its quarterly cash dividend of $0.04 per share in March 2005.

•	All liquidity measures at March 31, 2005 met or exceeded the same measures at December 31, 2004.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in our results for the first quarter ended March 31, 2005, the Company recorded restated net income of $5.4 million as compared to restated $3.7 million for the same period in 2004. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and net noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

Restated total interest and dividend income for the first quarter of 2005 increased 59% to $19.2 million compared with $12.1 million for the same period in 2004, primarily due to growth in earning assets and market rate hikes. Growth in earning assets was mainly driven by an increase in average net loans. Average net loans increased by $252.9 million or 33% for the first quarter of 2005 compared to the same period in 2004.

Total interest expense for the first quarter of 2005 increased by 68% to $5.3 million compared with $3.2 million for the same quarter in 2004. This increase was primarily due to interest-bearing deposit growth and increase in market rates set by the Federal Reserve Board. Average interest bearing liabilities increased to $878.9 million during the first quarter of 2005 from $675.8 million in first quarter of 2004.

Restated net interest income before provision for loan losses increased by $4.9 million for the first quarter of 2005 compared to the like quarter in 2004. Of the $4.9 million increase in the net interest income before provision for loan losses, $3.0 million was due to volume changes and $1.5 million was due to rate changes. Helped by market rate hikes and growth in loan volume, the average yield on loans for the first quarter of 2005 increased to 6.94% compared to 5.66% for the like quarter in 2004, an increase of 128 basis points. The average investment portfolios for the first quarter of 2005 and 2004 were $164.1 million and $123.1 million, respectively. The average yields on the investment portfolio as of the first quarter of 2005 and 2004 were 3.34% and 3.50%, respectively.

Restated interest margin for the first quarter of 2005 improved to 4.57% compared to 3.82% for the same quarter of 2004. This increase in net interest margin was mainly attributable to loan growth and market rate hikes.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended March 31, 2005 and 2004:

Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended March 31,
	2005			2004
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[1]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[1]
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans[2]	$1,027,819	$17,594	6.94%	$774,888	$10,900	5.66%
Federal funds sold	27,385	171	2.53	23,671	61	1.04
Taxable investment securities:
U.S. Treasury	2,026	24	4.80	2,141	25	4.70
U.S. Governmental agencies debt securities	63,102	436	2.80	45,355	336	2.98
U.S. Governmental agencies mortgage backed securities	68,775	636	3.75	40,727	381	3.76
U.S. Governmental agencies collateralized mortgage obligations	—	—	0.00	—	—	0.00
Municipal securities	102	2	7.95	102	2	7.89
Other securities[3]	16,309	183	4.55	16,875	154	3.67

Total taxable investment securities:	150,314	1,281	3.46	105,200	898	3.43
Tax-advantaged investment securities [4]
Municipal securities	5,097	53	6.49	5,830	59	6.26
Others - Government preferred stock	8,713	18	1.15	12,050	113	5.19

Total tax-advantaged investment securities	13,810	71	3.12	17,880	172	5.54
Equity Stocks	3,905	33	3.43	2,578	25	3.90
Money market funds and interest-earning deposits	3,579	23	2.61	13,466	31	0.93

Total interest-earning assets	1,226,812	$19,173	6.34%	937,683	$12,087	5.18%

Non-interest earning assets:
Cash and due from banks	66,211			65,105
Bank premises and equipment, net	11,890			11,217
Customers’ acceptances outstanding	6,511			3,861
Accrued interest receivables	4,518			3,141
Other assets	28,714			23,734

Total noninterest-earning assets	117,844			107,058

Total Assets	$1,344,656			$1,044,741

[1]	Average rates/yields for these periods have been annualized.

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
	(Dollars in thousands)
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$202,816	$840	1.68%	$161,010	$550	1.37%
Savings	75,247	599	3.23	61,849	463	3.01
Time certificates of deposit in:
Denominations of $100,000 or more	464,211	2,938	2.57	320,343	1,463	1.84
Other time certificates of deposit	82,079	444	2.19	75,325	345	1.84

	824,353	4,821	2.37	618,527	2,821	1.83
Other borrowed funds	36,030	254	2.86	38,672	169	1.76
Long-term subordinated debentures	18,557	266	5.82	18,557	183	3.90

Total interest-bearing liabilities	878,940	$5,341	2.46%	675,756	$3,173	1.89%

Non-interest-bearing liabilities:
Demand deposits	354,608			278,062
Other liabilities	17,123			10,791

Total non-interest bearing liabilities	371,731			288,853
Shareholders’ equity	93,985			80,132

Total liabilities and shareholders’ equity	$1,344,656			$1,044,741

Net interest income		$13,832			$8,914

Net interest spread[6]			3.88%			3.29%
Net interest margin[7]			4.57%			3.82%

Ratio of average interest-earning assets to interest-bearing liabilities			140%			139%

[5]	Average rates/yields for these periods have been annualized.

[6]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

[7]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume), (ii) changes in interest rates (rate), and (iii) changes in both rate and volume (rate/volume):

	Three Months Ended March 31, 2005 vs. 2004 Increase (Decrease) Due to change In
	Volume	Rate[8]	Rate / Volume	Total
	(Dollars in thousands)
Earning Assets
Interest Income:
Loans[9]	$3,529	$2,454	$711	$6,694
Federal funds sold	9	87	14	110
Taxable investment securities	382	6	(5)	383
Tax-advantaged securities[10]	(39)	(79)	17	(101)
Equity stocks	13	(3)	(2)	8
Money market funds and interest-earning deposit	(23)	56	(41)	(8)

Total earning assets	3,871	2,521	694	7,086

Interest Expense:
Deposits and borrowed funds
Money market and super NOW accounts	142	122	32	296
Savings deposits	99	33	7	139
Time deposits	683	657	225	1,565
Other borrowings	—	88	(3)	85
Long-term subordinated debentures	(12)	106	(11)	83

Total interest-bearing liabilities	912	1,006	250	2,168

Net interest income	$2,959	$1,515	$444	$4,918

[8]	Average rates/yields for these periods have been annualized.

[9]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in loan income were approximately $413,000, and $93,000, for the three months ended March 31, 2005, and 2004, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[10]	Yield on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

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

Other income increased by $180,000 or 51% to $533,000 in the first quarter of 2005 as compared to $353,000 in 2004, mainly due to a legal settlement received, and increases in customer and foreign transaction fees. Other income as a percentage of total noninterest income also increased to 11% for 2005 from 9% in the like period a year ago.

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

Noninterest Income

	Three Months Ended March 31,
	2005		2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Customer service fees	$2,235	44.37%	$1,916	46.90%
Fee income from trade finance transactions	902	17.91	703	17.21
Wire transfer fees	204	4.05	185	4.53
Gain on sale of loans	673	13.36	377	9.23
Net gain on sale of securities available for sale	50	0.99	—	—
Other loan related service fees	440	8.74	551	13.49
Other income	533	10.58	353	8.64

Total noninterest income	$5,037	100.00%	$4,085	100.00%

As a percentage of average earning assets	1.67%		1.75%

Noninterest Expense

For the first quarter of 2005, noninterest expense restated increased 51% to $9.4 million, compared to restated $6.2 million for the same quarter in 2004. The increase in noninterest expense was attributable to increases in professional service fees, salaries and benefits, business promotion and advertising, occupancy, gain/loss on interest rate swaps, and other operating expenses. Noninterest expense as a percentage of average assets also increased to restated 3.10% in first quarter of 2005 as compared to restated 2.66% in same period in 2004.

The Company’s efficiency ratio, defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income, increased to 49.66% for the first quarter of 2005 compared to restated 47.67% in the like quarter a year ago. This fluctuation was due to the difference in the mark to market adjustment of interest rate swaps wherein the Company recognized a loss of $157,000 for the quarter ended March 31, 2005 compared to a mark to market gain of $1.0 million, for the same period of 2004. This was the result of changes in the market value of the swap instruments and changes in the settlement payments between the first quarter 2005 and the first quarter 2004.

Compensation and employee benefits increased 21% to $4.4 million for the first quarter ended of 2005 compared to $3.7 million for the same quarter in 2004, but decreased as percentage of total noninterest expense to 47% from 59% in the like quarter year ago. This increase in the dollar volume was mainly due to expenses associated with the increased personnel to staff the new branches, the increased hiring activity of highly qualified personnel, and normal salary increases.

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

During the first quarter of 2005, the Company terminated one of its longer maturity interest rate swaps and recorded a net loss of $306,000. There was no loss recorded for the same period last year. During the first quarter of 2005, the Company recorded a loss of $157 thousand on interest rate swaps compared to a gain of $1 million during the first quarter of 2004 to reflect the mark to market of the swaps.

For the quarter ended March 31, 2005, other operating expenses increased 16% or $105,000 to $782,000 as compared to $677,000 in the first quarter of 2004. This increase was mainly due to increases in corporate administration and loan related fee expenses and increased credit card processing expense.

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

The following table sets forth the breakdown of noninterest expense for the periods indicated:

Noninterest Expense

	Three Months Ended March 31,
	2005		2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and benefits	$4,445	47.44%	$3,682	59.42%
Occupancy	715	7.63	537	8.67
Furniture, fixture, and equipment	408	4.35	321	5.18
Data processing	465	4.96	468	7.55
Professional services fees	798	8.52	144	2.32
Business promotion and advertising	650	6.94	321	5.18
Stationery and supplies	177	1.89	106	1.71
Telecommunications	129	1.38	126	2.03
Postage and courier service	163	1.74	129	2.08
Security service	175	1.87	155	2.50
Impairment loss of available for sale securities	—	—	540	8.71
Loss on termination of interest rate swaps	306	3.27	—	—
(Gain) or loss on interest rate swaps	157	1.68	(1,009)	(16.28)
Other operating expense	782	8.38	677	10.93

Total noninterest expense	$9,370	100.00%	$6,197	100.00%

As a percentage of average earning assets		3.10%		2.66%
Efficiency ratio		49.66%		47.67%

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

For the quarter ended March 31, 2005 and 2004, the restated provisions for income taxes were $3.4 million and $2.3 million representing effective tax rates of 39% and 39%, respectively. The primary reasons for the difference from the statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax favored investments in low-income housing, municipal obligations and agency preferred stocks. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $129,000 for the first three months of 2005 compared to $131,000 for the three months ended in March 31, 2004.

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

FINANCIAL CONDITION ANALYSIS

The major components of the Company’s earning asset base are its interest-earning short-term investments, investment securities portfolio and loan portfolio. The detailed composition and growth characteristics of these three portfolios are significant to any analysis of the financial condition of the Company, and the loan portfolio analysis will be discussed in a later section of this Form 10-Q/A.

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

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	March 31, 2005		December 31, 2004
	Amount	Percent of Total	Amount	Percent of Total
	Dollars in thousands
Real Estate
Construction	$11,122	1.06%	$16,919	1.65%
Commercial[11]	634,747	60.61	607,296	59.25
Commercial
Korea Direct Exposure Loans[12]	14,311	1.37	15,979	1.56
Other commercial loans	196,937	18.81	193,016	18.83
Trade Finance[13]
Korea Direct Exposure Loans	2,911	0.28	2,734	0.27
Other trade finance loans	73,981	7.06	81,029	7.90
SBA	37,052	3.54	34,504	3.37
SBA held for sale[14]	14,591	1.39	14,523	1.41
Other[15]	159	0.02	864	0.08
Consumer:	61,385	5.86	58,178	5.68

Total Gross Loans	1,047,196	100.00%	1,025,042	100.00%

Less:
Allowance for Loan Losses	(11,783)		(11,227)
Deferred Loan Fees	(1,310)		(1,356)
Discount on SBA Loans Retained	(2,210)		(1,986)

Total Net Loans and Loans Held for Sale	$1,031,893		$1,010,473

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

Loans and commitments involving direct exposure to the Korean economy totaled $47.5 million or 4% of total loans and commitments and $53.1 million or 4% of total loans and commitments as of March 31, 2005 and December 31, 2004, respectively. The Company’s level of loans and commitments involving such exposure on March 31, 2005 has decreased as compared to December 31, 2004, primarily due to a $3.8 million decrease in unfunded commitments for loans to U.S. affiliates of Korean companies.

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

Management’s classification of a loan as nonaccrual or restructured is an indication that there is reasonable doubt as to the full collectibility of principal and/or interest on the loan. At this point, the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid. If the loan deteriorates further due to a borrower’s bankruptcy or similar financial problems, unsuccessful collection efforts or a loss classification by regulators or auditors, the remaining balance of the loan is then charged off. These loans may or may not be collateralized, but collection efforts are continuously pursued. Total nonperforming loans were $3.5 million and $3.4 million as of March 31, 2005 and December 31, 2004. The slight increase in nonperforming loans was mainly due to a $532,000 increase in nonperforming Korean affiliated trade finance loans. Total nonperforming loans increased by $481,000 to $3.5 million in the first quarter of 2005 from $3.0 million in the first quarter of 2004. This increase was primarily due to an increase in nonperforming trade finance and SBA loans. The increase in nonperforming trade finance loans was primarily due to a few loans to the same borrower, which the borrower declared a bankruptcy and the Company is currently receiving a payment on these loans from the guarantor. The increase in nonperforming SBA loans was mainly attributable to one loan that is secured by real estate property.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	March 31, 2005	December 31, 2004	March 31, 2004
	(Dollars in Thousands)
Nonaccrual loans:
Real estate:
Construction	$1,726	$1,746	$1,814
Commercial	—	—	—
Commercial:
Korean Affiliate Loans	—	—	—
Other commercial loans	426	957	793
Consumer	62	108	84
Trade finance:
Korean Affiliate Loans	532	—	—
Other trade finance loans	—	—	100
SBA	753	620	227
Other[16]	—	—	—

Total	3,499	3,431	3,018
Loans 90 days or more past due (as to principal or interest) still accruing:
Total	—	—	—
Restructured loans:[17]
Total	—	—	—

Total nonperforming loans	3,499	3,431	3,018
Other real estate owned	—	—	—

Total nonperforming assets	$3,499	$3,431	$3,018

Nonperforming loans as a percentage of total loans	0.34%	0.34%	0.37%
Nonperforming assets as a percentage of total loans and other real estate owned	0.34%	0.34%	0.37%
Allowance for loan losses to nonperforming loans	337%	327%	307%

[16]	Consists of transactions in process and overdrafts

[17]	A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

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

The following table sets forth the composition of the allowance for loan losses as of March 31, 2005 and December 31, 2004:

Composition of Allowance for Loan Losses

	As of March 31, 2005	As of December 31, 2004
	(Dollars in thousands)
Specific (Impaired loans)	$85	$398
Formula (non-homogeneous)	11,123	10,282
Homogeneous	296	269
Country risk exposure	279	278

Total allowance and reserve	$11,783	$11,227

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	March, 31 2005	December 31, 2004	March, 31 2004
	(Dollars in thousands)
Balances:
Average total loans outstanding during period [18]	$1,039,245	$878,819	$784,072
Total loans outstanding at end of period[19]	$1,043,675	$1,021,359	$805,409
Allowance for Loan Losses:
Balance at beginning of period	$11,227	$8,804	$8,804
Charge-offs:
Real Estate
Construction	—	435	435
Commercial	—	—	—
Commercial:
Korean Affiliate Loans	—	—	—
Other commercial loans	52	967	—
Consumer	61	165	3
Trade Finance:
Korean Affiliate Loans	—	—	—
Other trade finance loans	—	—	—
SBA	—	63	—
Other	—	—	—

Total charge-offs	113	1,630	438

Recoveries
Real estate
Construction	—	—	—
Commercial	—	—	—
Commercial:
Korean Affiliate Loans	—	—	—
Other commercial loans	10	696	16
Consumer	6	35	29
Trade finance:
Korean Affiliate Loans	—	—	—
Other trade finance loans	—	41	—
SBA	3	31	17
Other	—	—	—

Total recoveries	19	803	62

Net loan charge-offs and (recoveries)	94	827	376

Provision for loan losses	650	3,250	850

Balance at end of period	$11,783	$11,227	$9,278

Ratios:
Net loan charge-offs to average total loans	0.01%	0.09%	0.05%
Provision for loan losses to average total loans	0.06	0.37	0.11
Allowance for loan losses to gross loans at end of period	1.13	1.10	1.15
Allowance for loan losses to total nonperforming loans	337	327	307
Net loan charge-offs to allowance for loan losses at end of period	0.80	7.37	4.05
Net loan charge-offs to provision for loan losses	14.50%	25.45%	44.24%

[18]	Total loans are net of deferred loan fees and discount on SBA loans sold.

The allowance for loan losses was $11.8 million as of March 31, 2005, compared to $11.2 million at December 31, 2004. The Company recorded a provision of $650,000 for the first three months of 2005. For the three months ended March 31, 2005, the Company charged off $113,000 and recovered $19,000, resulting in net charge-offs of $94,000, compared to net charge-offs of $376,000 for the same period in 2004. The allowance for loan losses slightly decreased to 1.1% of total gross loans at March 31, 2005 as compared to 1.2% at March 31, 2004. The Company provides an allowance for the new credits based on the migration analysis discussed previously. Because of the improving quality of assets, the ratio of the allowance for loan losses to total nonperforming loans increased to 336.8% as of March 31, 2005 compared to 327.2% as of December 31, 2004 and 307.4% at March 31, 2004. Management believes that the ratio of the allowance to nonperforming loans at March 31, 2005 was adequate based on its overall analysis of the loan portfolio.

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

Deposits consist of the following as of the dates indicated:

	March, 31 2005	March, 31 2004	December, 31, 2004
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$374,917	$285,417	$347,195
Money market accounts and NOW	191,288	160,324	210,842
Savings	78,498	63,955	73,733

	644,703	509,696	631,770

Time deposits:
Less than $100,000	82,542	75,335	81,407
$100,000 or more	463,406	361,494	452,359

	545,948	436,829	533,766

Total	$1,190,651	$946,525	$1,165,536

Time deposits by maturity dates are as follows at March 31, 2005:

	$100,000 or Greater	Less Than $100,000	Total
	(Dollars in thousands)
2005	$406,482	$70,113	$476,595
2006	53,123	11,330	64,453
2007	1,448	652	2,100
2008	2,121	202	2,323
2009 and thereafter	232	245	477

Total	$463,406	$82,542	$545,948

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

CAPITAL RESOURCES

The restatement, described under “2005 Restatement” at the beginning of this report, does not affect the Company’s total Shareholders’ Equity, however, the capital ratios do change. Capital ratios presented are defined by the Company’s banking regulators (FDIC, DFI and Federal Reserve Bank). The amount of capital used for regulatory capital ratio calculations did not include the Other Comprehensive Income portion of Shareholder’s Equity where the affect of the hedge accounting treatment was recognized each quarter. As a result of the restatement, the mark to market adjustment of the Company’s interest rate swaps are recognized in current earnings and therefore retained earnings which is included in the capital amount used for regulatory capital ratio calculations.

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

The following table compares the Company’s and Bank’s restated actual capital ratios at March 31, 2005, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	10.95%	10.88%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	9.89%	9.82%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	8.35%	8.29%	4.00%	5.00%

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As discussed under “2005 Restatement” at the beginning of this report, we have restated our financial statements and other financial information for the quarters ended March 31, 2005 and 2004 as well as the years 2001 through 2004, to reflect a change in the accounting treatment of the Company’s interest rate swaps, which swaps were acquired between 2001 and 2003. In the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005, management concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e)) as of March 31, 2005 were effective. In connection with the restatement, the Company’s Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of such disclosure controls and procedures as of March 31, 2005, and concluded that as of that date such controls and procedures were not effective because of a material weakness in the Company’s internal control over financial reporting discussed below.

As reported in the Company’s Form 10-K for the year ended December 31, 2004 as originally filed (and in the Form 10-K/A being filed concurrently herewith), management concluded that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting, due to an internal control deficiency that constituted a “material weakness,” as defined by the Public Company Accounting Oversight Board’s Accounting Standard No. 2. The identified weakness was that the Company failed to design and implement controls related to the interpretation and implementation of various accounting principles, primarily related to complex non-routine business transactions. Specifically, the Company did not have personnel with the requisite expertise and training or utilize outside consulting expertise with respect to the application of such accounting principles. The most significant manifestation of this material weakness involved the accounting treatment of the Company’s interest rate swaps. The material weakness resulted in the restatement of the 2004 Financial Statements reducing net income by $790,000. In addition, the restatement resulted in a reduction in net income of $92,000 for the three month period ended March 31, 2005.

In re-evaluating the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005, the Company’s Chief Executive Officer and Chief Financial Officer also concluded that the failure to ensure the correct application of SFAS 133 when the swaps were entered into between 2001 and 2003, and the failure to subsequently correct that error, constituted a material weakness in the Company’s internal control over financial reporting as of that same date. As a result of this material weakness, as of March 31, 2005, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.

The Company has taken steps to remediate the material weaknesses with respect to the application of SFAS 133 as well as the Company’s accounting expertise generally, as described under “—Changes in Internal Controls” below.

Changes in Internal Controls. There were no significant changes in the Company’s internal controls over financial reporting or in other factors in the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

To correct the material weaknesses identified above, the Company has augmented its accounting expertise to enable the Company to properly apply accounting principles to complex transactions and report them accurately in its financial statements. On March 17, 2005, the Company engaged a Chief Financial Officer who is a certified public accountant with more than 28 years of experience in the financial services industry. The Company has also retained a consultant to provide additional guidance with respect to complex accounting principles. We believe that the steps we have taken will result in the remediation of the material weaknesses in our internal control over financial reporting discussed above.

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

On August 3, 2005, the Company’s Audit Committee concluded that the Company will be required to restate its previously issued financial statements as of and for the years ended December 31, 2004, 2003, 2002 and 2001 and certain quarters during those years, and that these financial statements should not be relied upon. The Company filed a Current Report on Form 8-K with respect to this matter on August 9, 2005. Information concerning the restatement appears in “2005 Restatement” at the beginning of this report.

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

Item 6:	EXHIBITS

Exhibit No.	Description

2.1	Plan of Reorganization and Agreement of Merger dated June 7, 2002 among California Center Bank, Center Financial Corporation and CCB Merger Company[1]

2.2	Branch Purchase and Assumption Agreement dated January 7, 2004[2]

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Restated Bylaws of Center Financial Corporation[1]

10.1	Employment Agreement between California Center Bank and Seon Hong Kim dated March 30, 2004[3]

10.2	Amended and Restated 1996 Stock Option Plan (assumed by Registrant in the reorganization)[3]

10.3	Lease for Corporate Headquarters Office[1]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[2]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[2]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[2]

11	Statement of Computation of Per Share Earnings (included in Note 7 to Consolidated Financial Statements included herein.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32.1	Certification of Periodic Financial Report (Section 906 Certification)

[1]	Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on June 14, 2002

[2]	Filed as an Exhibit to the Form 10-K filed with Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference

[3]	Filed as an Exhibit to the Form 10-Q/A filed with Securities and Exchange Commission on May 14, 2004 and incorporated herein by reference

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: November 16, 2005	/s/ Seon Hong Kim
Center Financial Corporation
Seon Hong Kim
President & Chief Executive Officer

Date: November 16, 2005	/s/ Patrick Hartman
Center Financial Corporation
Patrick Hartman
Chief Financial Officer & Executive Vice President