Form 10-Q/A
period 2005-06-30
CENTER FINANCIAL CORP
filed 2005-11-21
CIK 1174820

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

FORM 10-Q/A

Introductory Note

We are filing this amendment to our Quarterly Report on Form 10-Q/A for the period ended June 30, 2005 to complete the initial filing in accordance with SEC rules. At the time of our original filing (August 15, 2005), our independent public accountants had not completed the required review of our financial statements, and the certifications of our Chief Executive Officer and Chief Financial Officer required by SEC rules to be filed as exhibits to the report on Form 10-Q were, therefore, not included with that filing. The delay in obtaining the required review and providing the related certifications resulted from the fact that the Company was in the process of completing the restatement of its consolidated financial statements for the years ended December 31, 2002 through 2004 and the quarters ended March 31 and June 30, 2005. Our financial statements have since been restated, and we filed amendments on Form 10-K/A for the year ended December 31, 2004, as well as on Form 10-Q/A for the period ended March 31, 2005 on November 18, 2005. See “2005 Restatement” below and Note 14 to the interim consolidated financial statements herein for more information about the restatement as it relates to the three and six months ended June 30, 2005.

2005 Restatement

We are filing this amendment to the Quarterly Report on Form 10-Q/A for the period ended June 30, 2005 of Center Financial Corporation (the “Company”), to amend and restate the consolidated financial statements for the three and six month periods ended June 30, 2005 and 2004 to reflect a change in the accounting treatment of the Company’s interest rate swaps, which swaps were acquired between 2001 and 2003. The restatement affects reported net income by reducing the quarter and six months ended June 30, 2005 by $123 thousand and $215 thousand, respectively. The restatement affects reported net income by reducing the quarter and six months ended June 30, 2004 by $1.2 million and $841 thousand, respectively. See Note 14 to the consolidated financial statements for discussion of the restatement.

Except as set forth above, this Form 10-Q/A continues to speak as of the date of the filing of the original Form 10-Q filed August 15, 2005 and we have not updated disclosures contained herein to reflect any events that have occurred thereafter.

PART I - FINANCIAL INFORMATION

Item 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF JUNE 30, 2005 AND DECEMBER 31, 2004 (UNAUDITED)

	06/30/2005[1]	12/31/2004
	(Dollars in thousands) (Restated)
ASSETS
Cash and due from banks	$84,618	$63,564
Federal funds sold	50,190	35,915
Money market funds and interest-bearing deposits in other banks	3,564	3,663

Cash and cash equivalents	138,372	103,142
Securities available for sale, at fair value	189,149	157,027
Securities held to maturity, at amortized cost (fair value of $10,323 as of June 30, 2005 and $11,553 as of December 31, 2004)	10,246	11,396
Federal Home Loan Bank and other equity stock, at cost	5,321	3,905
Loans, net of allowance for loan losses of $12,538 as of June 30, 2005 and $11,227 as of December 31, 2004	1,091,260	995,950
Loans held for sale, at the lower of cost or market	18,992	14,523
Premises and equipment, net	12,947	11,695
Customers’ liability on acceptances	4,221	8,505
Accrued interest receivable	5,174	4,894
Deferred income taxes, net	6,339	7,108
Investments in affordable housing partnerships	3,700	3,857
Cash surrender value of life insurance	10,615	10,430
Goodwill	1,253	1,253
Intangible assets	400	426
Other assets	4,163	4,003

Total	$1,502,152	$1,338,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$387,183	$347,195
Interest-bearing	933,546	818,341

Total deposits	1,320,729	1,165,536
Acceptances outstanding	4,221	8,505
Accrued interest payable	4,556	3,681
Other borrowed funds	48,538	44,854
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	4,534	6,261

Total liabilities	1,401,135	1,247,394
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,373,275 as of June 30, 2005 and 16,283,496 as of December 31, 2004	65,281	64,785
Retained earnings	36,404	26,290
Accumulated other comprehensive income (loss), net of tax	(668)	(355)

Total shareholders’ equity	101,017	90,720

Total	$1,502,152	$1,338,114

[1]	See Note 14 to consolidated financial statements for discussion of the restatement.

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005[1]	2004[1]	2005[1]	2004[1]
	(Dollars in thousands, except per share data) (Restated)
Interest and Dividend Income:
Interest and fees on loans	$20,043	$11,554	$37,637	$22,454
Interest on federal funds sold	188	102	359	163
Interest on taxable investment securities	1,422	754	2,703	1,652
Interest on tax-advantaged investment securities	76	131	147	303
Dividends on equity stock	54	37	87	62
Money market funds and interest-earning deposits	27	71	50	102

Total interest and dividend income	21,810	12,649	40,983	24,736
Interest Expense:
Interest on deposits	5,666	3,312	10,487	6,133
Interest on borrowed funds	278	101	532	270
Interest on long-term subordinated debenture	272	182	538	365

Total interest expense	6,216	3,595	11,557	6,768

Net interest income before provision for loan losses	15,594	9,054	29,426	17,968
Provision for loan losses	1,050	600	1,700	1,450

Net interest income after provision for loan losses	14,544	8,454	27,726	16,518

Noninterest Income:
Customer service fees	2,428	1,994	4,663	3,910
Fee income from trade finance transactions	929	915	1,831	1,618
Wire transfer fees	251	213	455	398
Gain on sale of loans	592	890	1,265	1,267
Net (loss) gain on sale of securities available for sale	1	(6)	51	(6)
Loan service fees	419	458	859	1,009
Other income	394	426	927	779

Total noninterest income	5,014	4,890	10,051	8,975

Noninterest Expense:
Salaries and employee benefits	4,532	3,675	8,977	7,357
Occupancy	854	672	1,569	1,209
Furniture, fixtures, and equipment	407	329	815	650
Data processing	477	506	942	974
Professional service fees	1,108	1,161	1,906	1,305
Business promotion and advertising	666	604	1,316	925
Stationery and supplies	236	127	413	233
Telecommunications	170	157	299	283
Postage and courier service	187	158	350	287
Security service	197	167	372	322
Impairment loss of securities available for sale	—	—	—	540
Loss on termination of interest rate swap	—	—	306	—
(Gain) or loss on interest rate swaps	(38)	1,511	119	502
Other operating expenses	864	1,021	1,646	1,698

Total noninterest expense	9,660	10,088	19,030	16,285

Income before income tax provision	9,898	3,256	18,747	9,208
Income tax provision	3,888	1,208	7,324	3,503

Net income	$6,010	$2,048	$11,423	$5,705

Earnings per share:
Basic	$0.37	$0.13	$0.70	$0.36
Diluted	$0.36	$0.12	$0.68	$0.34

[1]	See Note 14 to consolidated financial statements for discussion of the restatement.

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2005 AND YEAR ENDED DECEMBER 31, 2004

(UNAUDITED)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
	(Dollars and Share Numbers in thousands)
BALANCE, JANUARY 1, 2004	16,048	$63,438	$15,299	$(476)	$78,261
Comprehensive income
Net income	—	—	14,224	—	14,224
Other comprehensive income Change in unrealized gain, net of tax expense (benefit) of $88: Securities available for sale	—	—	—	121	121

Comprehensive income					14,345

Stock options exercised	235	933	—	—	933
Tax benefit from stock options exercised and acceleration of stock options	—	414	—	—	414
Cash dividends paid ($0.20 per share)	—	—	(3,233)	—	(3,233)

BALANCE, DECEMBER 31, 2004	16,283	64,785	26,290	(355)	90,720
Comprehensive income
Net income (Restated, see Note 14)	—	—	11,423	—	11,423
Other comprehensive income Change in unrealized (loss), net of tax (benefit) expense of $(227) on Securities available for sale	—	—	—	(313)	(313)

Comprehensive income (Restated, see Note 14)					11,110

Stock options exercised	90	496	—	—	496
Cash dividends declared and paid ($0.08 per share)	—	—	(1,309)	—	(1,309)

BALANCE, JUNE 30, 2005 (Restated, see Note 14)	16,373	$65,281	$36,404	$(668)	$101,017

See accompanying notes to interim consolidated financial statements.

(Continued)

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2005 AND YEAR ENDED DECEMBER 31, 2004

(UNAUDITED)

Disclosures of reclassification amounts for the six months ended June 30, 2005 and for the year ended December 31, 2004:

	6/30/2005	12/31/2004
	(Dollars in thousands)
Unrealized (loss) on securities available for sale:
Unrealized holding (loss) arising during period, net of tax expense (benefit) of $(205) in 2005 and $(870) in 2004	$(283)	$(1,199)
Less reclassification adjustments for (gain)/loss included in net income, net of tax (benefit) expense of ($22) in 2005 and $958 in 2004	(30)	1,320

Net change in unrealized (loss) on securities available for sale, net of tax (benefit) expense of ($227) in 2005 and $88 in 2004	$(313)	$121

(Concluded)

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	06/30/2005[1]	06/30/2004[1]
	(Dollars in thousands)
	(Restated)
Cash flows from operating activities:
Net income	$11,423	$5,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	761	672
Mark to market adjustments on interest rate swaps	295	1,452
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	30	288
Provision for loan losses	1,700	1,450
Impairment of securities available for sale	—	540
Net gain on disposal of premises and equipment	—	99
Net loss (gain) on sale of securities available for sale	(51)	6
Originations of SBA loans held for sale	(13,999)	(10,717)
Gain on sale of loans	(1,265)	(1,267)
Proceeds from sale of SBA loans	38,086	22,113
Deferred tax provision	995	(611)
Federal Home Loan Bank stock dividend	(77)	(32)
Increase in accrued interest receivable	(519)	(1,360)
Net increase in cash surrender value of life insurance policy	(185)	(204)
(Increase) decrease in other assets and servicing assets	(134)	(413)
Increase in accrued interest payable	875	272
Decrease in accrued expenses and other liabilities	(2,023)	(2,536)

Net cash provided by operating activities	35,912	15,457

Cash flow from investing activities:
Purchase of securities available for sale	(93,062)	(9,477)
Proceeds from principal repayment, matured, or called securities available for sale	46,905	14,066
Proceeds from sale of securities available for sale	13,531	119
Proceeds from matured, called or principal repayment on securities held to maturity	1,135	2,521
Purchase of Federal Home Loan Bank and other equity stock	(1,339)	(1,216)
Proceeds from netswap settlement payment	239	951
Net increase in loans	(124,339)	(156,208)
Proceeds from recoveries of loans previously charged off	38	468
Purchases of premises and equipment	(2,013)	(862)
Cash acquired from purchase of Chicago branch	—	3,848
Net decrease (increase) in investments in affordable housing partnerships	157	(279)

Net cash used in investing activities	(158,748)	(146,069)

Cash flow from financing activities:
Net increase in deposits	155,195	181,128
Net increase (decrease) in other borrowed funds	3,684	(38,945)
Proceeds from stock options exercised	496	304
Payment of cash dividend	(1,309)	(1,287)

Net cash provided by financing activities	158,066	141,200

Net increase (decrease) in cash and cash equivalents	35,230	10,588
Cash and cash equivalents, beginning of year	103,142	140,961

Cash and cash equivalents, end of year	$138,372	$151,549

Supplemental disclosure of cash flow information:
Interest paid	$10,681	$6,457
Income taxes paid	$7,980	$5,217

[1]	See Note 14 to the consolidated financial statements for discussion of the restatement.

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

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The information furnished in these interim statements reflects all adjustments which are, in the opinion of Management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three and six months ended June 30, 2005 are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2004.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees , and its related implementation guidance and is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and amends SFAS No. 95, Statement of Cash Flows . This revision of SFAS No. 123 eliminates the ability for public companies to measure share-based compensation transactions at the intrinsic value as allowed by APB Opinion No. 25, and requires that such transactions be accounted for based on the grant date fair value of the award. This Statement also amends SFAS No. 95, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Under the intrinsic value method allowed under APB Opinion No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of the share is charged to operations over the vesting period, and no compensation expense is recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant. Under the fair value based method as prescribed by SFAS No. 123R, the Company is required to charge the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value on the grant date of the award. The Statement does not specify a valuation technique to be used to estimate the fair value but states that the use of option-pricing models such as a lattice model (i.e. a binomial model) or a closed-end model (i.e. the Black-Scholes model) would be acceptable.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections , that addresses accounting for changes in accounting principle, changes in accounting estimates and changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1 , as final. The final FSP will supersede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments , and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value . The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities , SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities , and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

5. STOCK BASED COMPENSATION

At June 30, 2005, the Company had stock-based employee compensation plans, which are described more fully in Note 14 to the Consolidated Financial Statements included in Center Financial’s Annual Report on Form 10-K/A. The Company applies the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date the option is granted. The following table presents the pro forma effects on net income and related earnings per share if compensation costs related to the stock option plans were measured using the fair value method as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Restated 2005	Restated 2004	Restated 2005	Restated 2004
	(In thousands, except earnings per share)
Net income, as reported	$6,010	$2,048	$11,423	$5,705
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	148	91	282	170

Pro forma net income	$5,862	$1,957	$11,141	$5,535

Earning per share*
Basic - as reported	$0.37	$0.13	$0.70	$0.36
Basic - pro forma	$0.36	$0.12	$0.68	$0.34
Diluted - as reported	$0.36	$0.12	$0.68	$0.34
Diluted - pro forma	$0.35	$0.12	$0.67	$0.34

*	Calculations exclude antidilutive shares of 29,681 and 14,922 at three months ended and year to date June 30, 2005, respectively.

The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	06/30/2005	06/30/2004	06/30/2005	06/30/2004
Dividend Yield	0.79%	1.07%	0.79%	1.07%
Volatility	30%	30%	30%	30%
Risk-free interest rate	3.8%	3.3%	3.8%	3.3%
Expected life	3-5 years	3-5 years	3-5 years	3-5 years

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

As of June 30, 2005, the Company borrowed $47.2 million from the Federal Home Loan Bank of San Francisco with overnight, term borrowing and 1 to 15 years note borrowings . Notes with 10-year and 15-year terms are amortizing at predetermined schedules over the life of the notes. The Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with the Federal Home Loan Bank, with a total carrying value of $700.0 million at June 30, 2005. During 2004, the

Company started to participate in a new Blanket Lien Program with the FHLB in order to better utilize its borrowing capacity and use of its collateral. Under this program, the Company increased its collateral in order to increase its borrowing capacity as well as create a new liquidity source for future use. Total interest expense on the notes was $517,000 and $265,000 for the six months ended June 30, 2005, and 2004, respectively, reflecting average interest rates of 3.12% and 2.27% respectively.

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

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 15.3% of the Company’s Tier I capital.

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

The following table sets forth the Company’s earnings per share calculation for the three and six months ended June 30, 2005 and 2004:

	For the Three Months Ended June 30,
	Restated 2005			Restated 2004
	(In thousands, except earnings per share)
	Net Income	Average Number Of Shares	Per Share Amounts	Net Income	Average Number Of Shares	Per Share Amounts
Basic earnings per share	$6,010	16,356	$0.37	$2,048	16,092	$0.13
Effect of dilutive securities:
Stock options	—	321	(0.01)	—	517	(0.01)

Diluted earnings per share	$6,010	16,677	$0.36	$2,048	16,609	$0.12

	For the Six Months Ended June 30,
	Restated 2005			Restated 2004
	(In thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$11,423	16,336	$0.70	$5,705	16,070	$0.36
Effect of dilutive securities:
Stock options	—	334	(0.02)	—	403	(0.02)

Diluted earnings per share	$11,423	16,670	$0.68	$5,705	16,473	$0.34

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

12. DERIVATIVE FINANCIAL INSTRUMENTS

Notwithstanding the fact that the Company did not qualify for hedge accounting treatment in 2005, 2004, 2003, 2002 and 2001, the Company has identified certain variable-rate loans as a source of interest rate risk to be hedged in connection with the Company’s overall asset-liability management process. The change in market value of the interest rate swaps is recorded as gain or loss on interest rate swaps within current earnings as noninterest expense. In addition, net settlements of interest on the notional amount for counterparties are included in gain or loss on interest rate swaps.

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

(Gains) or losses on interest rate swaps, recorded in noninterest expense, consist of following:

	Three months ended,		Six months ended,
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Dollars in thousands)
Net swap settlement payment	$(25)	$(475)	$(176)	$(950)
Decrease (increase) in market value	(13)	1,986	295	1,452

Net change in market value	$(38)	$1,511	$119	$502

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

	Three Months Ended June 30, 2005
	(Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$18,102	$1,618	$2,090	$21,810
Interest expense	5,297	378	541	6,216

Net interest income	12,805	1,240	1,549	15,594
Provision for loan losses	883	151	16	1,050

Net interest income after provision for loan losses	11,922	1,089	1,533	14,544
Other operating income	3,234	1,037	743	5,014
Other operating expenses	8,571	733	356	9,660

Segment pretax profit	$6,585	$1,393	$1,920	$9,898

Segment assets	$1,304,806	$108,681	$88,665	$1,502,152

	Three Months Ended June 30, 2004
	(Dollars in thousands)
	Banking Operations	TFS	SBA	Total
Interest income	$9,848	$1,317	$1,484	$12,649
Interest expense	3,005	310	280	3,595

Net interest income	6,843	1,007	1,204	9,054
Provision for loan losses	531	77	(8)	600

Net interest income after provision for loan losses	6,312	930	1,212	8,454
Other operating income	2,681	1,013	1,196	4,890
Other operating expenses	8,931	722	435	10,088

Segment pretax profit	$62	$1,221	$1,973	$3,256

Segment assets	$956,973	$120,484	$108,520	$1,185,977

	Six Months Ended June 30, 2005
	Banking Operations	TFS	SBA	Total
	(Dollars in thousands)
Interest income	$34,265	$3,186	$3,532	$40,983
Interest expense	9,752	761	1,044	11,557

Net interest income	24,513	2,425	2,488	29,426
Provision for loan losses	1,757	(14)	(43)	1,700

Net interest income after provision for loan losses	22,756	2,439	2,531	27,726
Other operating income	6,444	2,168	1,439	10,051
Other operating expenses	16,783	1,510	737	19,030

Segment pretax profit	$12,417	$3,097	$3,233	$18,747

Segment assets	$1,304,806	$108,681	$88,665	$1,502,152

	Six Months Ended June 30, 2004
	Banking Operations	TFS	SBA	Total
	(Dollars in thousands)
Interest income	$19,082	$2,639	$3,015	$24,736
Interest expense	5,619	602	547	6,768

Net interest income	13,463	2,037	2,468	17,968
Provision for loan losses	1,127	242	81	1,450

Net interest income after provision for loan losses	12,336	1,795	2,387	16,518
Other operating income	5,363	1,807	1,805	8,975
Other operating expenses	14,065	1,395	825	16,285

Segment pretax profit	$3,634	$2,207	$3,367	$9,208

Segment assets	$956,973	$120,484	$108,520	$1,185,977

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

For the three months and six months ended June 30, 2005 and 2004, the restatement had the following earnings effects: (Dollars in thousands, except per share data.)

	For the Quarter Ended June 30,
	2005			2004
	As Previously Reported	Restated	Change	As Previously Reported	Restated	Change
Interest Income	$21,835	$21,810	$(25)	$13,124	$12,649	$(475)
Interest Expense	6,216	6,216	—	3,595	3,595	—

Net interest income before provision for loan losses	15,619	15,594	(25)	9,529	9,054	(475)
Provision for Loan Losses	1,050	1,050	—	600	600	—

Net interest income	14,569	14,544	(25)	8,929	8,454	(475)

Non interest income	5,014	5,014	—	4,890	4,890	—
Non interest expense	9,472	9,660	188	8,577	10,088	1,511

Income before income tax expense	10,111	9,898	(213)	5,242	3,256	(1,986)
Income tax expense	3,978	3,888	(90)	2,043	1,208	(835)

Net Income	$6,133	$6,010	$(123)	$3,199	$2,048	$(1,151)

Earnings per share:
Basis	$0.38	$0.37	$(0.01)	$0.20	$0.13	$(0.07)

Diluted	$0.37	$0.36	$(0.01)	$0.19	$0.12	$(0.07)

	For the Six Months Ended June 30,
	2005			2004
	As Previously Reported	Restated	Change	As Previously Reported	Restated	Change
Interest Income	$41,008	$40,983	$(25)	$25,686	$24,736	$(950)
Interest Expense	11,557	11,557	—	6,768	6,768	—

Net interest income before provision for loan losses	29,451	29,426	(25)	18,918	17,968	(950)
Provision for Loan Losses	1,700	1,700	—	1,450	1,450	—

Net interest income	27,751	27,726	(25)	17,468	16,518	(950)

Non interest income	10,054	10,051	(3)	8,975	8,975	—
Non interest expense	18,685	19,030	345	15,783	16,285	502

Income before income tax expense	19,120	18,747	(373)	10,660	9,208	(1,452)
Income tax expense	7,482	7,324	(158)	4,114	3,503	(611)

Net Income	$11,638	$11,423	$(215)	$6,546	$5,705	$(841)

Earnings per share:
Basis	$0.72	$0.70	$(0.02)	$0.41	$0.36	$(0.05)

Diluted	$0.70	$0.68	$(0.02)	$0.39	$0.34	$(0.05)

Retained Earnings	$36,528	$36,404	$(124)

Accumulated other comprehensive income (loss), net of tax	$(653)	$(668)	$(15)

Net cash provided by operating activities	$36,151	$35,912	$(239)	$16,408	$15,457	$(951)

Net cash used in investing activities	$(158,987)	$(158,748)	$239	$(147,020)	$(146,069)	$951

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

As discussed in Note 14 to the consolidated financial statements, we restated our financial statements and other financial information for the three and six months ended June 30, 2005 and 2004 to reflect a change in the accounting treatment of the Company’s interest rate swaps, which swaps were acquired between 2001 and 2003.

The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three and six months ended June 30, 2005. This analysis should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2004 and with the unaudited interim consolidated financial statements and notes as set forth in this report.

FORWARD-LOOKING STATEMENTS

Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuer’s of such securities suffering financial losses; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, see “Interest Rate Risk Management” and “Liquidity and Capital Resources” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K/A for the year ended December 31, 2004.

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

Loan Sales

Certain Small Business Administration (“SBA”) loans that we have the intent to sell prior to maturity are designated as held for sale at origination and are recorded at the lower of cost or market value, on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the premium on sale of SBA loans is recognized as other operating income at the time of the sale. The remaining portion of the premium (relating to the portion of the loan retained) is deferred and amortized over the remaining life of the loan as an adjustment to yield. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are measured initially at their allocated carrying amount based on relative fair values at the date of the sale and then amortized in proportion to and over the period of estimated net servicing income. Management periodically evaluates the servicing asset for impairment, which is the carrying amount of the servicing asset in excess of the related fair value. Impairment, if it occurs, is recognized in a write down or charge-off in the period of impairment.

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

Interest Rate Swaps

As part of our asset and liability management strategy we have included derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations. The Company’s interest rate swaps have not qualified for the use of the accounting treatment known as hedge accounting since the inception of the swaps. The change in the market value of the interest rate swaps is recorded as gain or loss on interest rate swaps as well as the interest rate settlement payments with counterparties within current earnings as noninterest expense.

SUMMARY OF FINANCIAL DATA

Executive Overview

Helped by continuing rate hikes and moderate growth in loans, the Company reported another record income for the second quarter of 2005. Consolidated net income for the second quarter of 2005 grew 193% compared to the second quarter of 2004. Consolidated net income for the second quarter of 2005 was $6.0 million, or $0.36 per diluted share compared to restated $2.0 million or $0.12 per diluted share in the second quarter of 2004. Restated consolidated net income in the second quarter of 2004 includes the pre-tax mark to market loss and interest rate settlement payments with counterparties for interest rate swaps of $1.5 million. Before restatement this loss was included in Other Comprehensive Earnings net of taxes and did not affect current earnings. The fluctuation noted above is in part due to this change in accounting methods.

Consolidated net income for the first half of 2005 was $11.4 million, an increase of 100%, or $0.68 per diluted share compared to $5.7 million or $0.34 per diluted share in the first half of 2004. The following were highlights related to the second quarter and first half of 2005 results as compared to comparable periods in 2004:

•	Management recently determined that the method of evaluating the effectiveness of the hedges used in 2001 through 2005 did not meet the technical requirements necessary to qualify for the hedge accounting treatment utilized during those periods. As a result, the Company has decided to restate its results from 2001 through 2004 and two quarters ending March 31 and June 30, 2005 with respect to the reporting of gains and losses due to changes in the fair market values of its interest rate swaps

•	Our revenue increased by 53% to $26.8 million in the second quarter of 2005 versus 2004. For the first half of 2005, our revenue also increased by 51% to $51.0 million.

•	Net interest income after provision for loan losses increased 72% to $14.5 million in second quarter. For the six months ended June 30, 2005 net interest income after provision for loan losses increased by 68% to $27.7 million. These increases were mainly due to the market rate hikes and loan growth.

•	Fueled by market rate hikes, our net interest margin increased to 4.91% and 4.74% in the second quarter and first half of 2005, respectively, as compared to 3.55% and 3.68% in the comparable periods of 2004.

•	Mainly contributed by an increased customer base as a result of geographical growth, our noninterest income grew by $124,000 or 3% in the second quarter of 2005, compared with same period in 2004. Noninterest income for the first half of 2005 was up by 12% to $10.1 million.

•	Noninterest expense for the second quarter of 2005 decreased by $428 thousand from the second quarter of 2004. Noninterest expense for the first half of 2005 increased by $2.7 million. The fluctuations in noninterest expense are primarily caused by differences in the mark to market adjustments of the interest rate swaps and increases in salaries and benefits related to geographic expansion.

•	We increased our provision for loan losses by $1.1 million during the second quarter of 2005 as compared to $600,000 for the same period of 2004. The increase in the provision was primarily due to growth in the commercial business loans and commercial real estate loan portfolios.

•	Total deposits increased by 13% during the first half of 2005. The most significant increase in deposits since December 31, 2004 was an $81.1 million increase in time deposits over $100,000. This increase in time deposits over $100,000 was partially due to a new product offered by the Company with flexible rates to attract new deposits. Non-interest bearing demand deposits also increased by 12% to $387.2 million during the first half of 2005.

Our financial condition and liquidity remain strong. The following are important factors in understanding our financial condition and liquidity:

•	We continued our geographical expansion by opening a new full service branch in Seattle in May 2005.

•	During the first half of 2005, we have experienced moderate loan growth in commercial real estate loans, commercial business loans and consumer loans. At June 30, 2005, our total gross loan portfolio increased by 10%, to $1.1 billion as compared to $1.0 billion at December 31, 2004.

•	Our total assets continued to grow and reached $1.5 billion at June 30, 2005, an increase of 12% over December 31, 2004.

•	Despite the loan growth, our ratio of non-accrual loans to total loans decreased to 0.27% at June 30, 2005 as compared to 0.34% at December 31, 2004. Our ratio of the allowance for loan losses to total nonperforming loans significantly increased to 414% at June 30, 2005, as compared to 327% at December 31, 2004.

•	Under the regulatory framework for prompt corrective action, we continue to be “well-capitalized”.

•	The Company declared its quarterly cash dividend of $0.04 per share on June 24, 2005.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in the Consolidated Statements of Operations, during the second quarter and for the six months ended June 30, 2005 the Company generated record net income of $6.1 million and $11.5 million, respectively, as compared to $2.0 million and $5.7 million for the same periods in 2004. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and net noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

Total interest and dividend income for the second quarter of 2005 increased 72% to $21.8 million compared with $12.6 million for the same period in 2004, primarily due to continuing market rate hikes and loan growth. Growth was driven by an increase in average net loans and average investment securities. Average net loans increased $225.4 million or 27% and average investment securities increased $59.3 million or 53% for the second quarter of 2005 compared to the same period in 2004. The Company invested its excess funds in higher yielding short-term investment securities during the first half of 2005.

Total interest expense for the second quarter of 2005 increased 73% to $6.2 million compared with $3.6 million for the same quarter in 2004. This increase was due to market rate increases and deposit growth.

Net interest income before provision for loan losses increased by $6.5 million for the second quarter of 2005 compared to the like quarter in 2004. Of this increase, approximately $2.5 million was due to volume changes, $3.3 million was due to rate changes and $727,000 due to rate and rate/volume changes. The average yield on loans for the second quarter of 2005 increased to 7.52% compared to 5.51% for the like quarter in 2004, an increase of 201 basis points. This increase was mainly due to rate hikes in the later part of 2004 through first half of 2005. The average investment portfolios for the second quarter of 2005 and 2004 were $171.9 million and $112.6 million, respectively. The average yields on the investment portfolio as of the second quarter of 2005 and 2004 were 3.49% and 3.16%, respectively.

The net interest margin for the second quarter of 2005 equaled 4.91%, a 136 basis point increase compared to 3.55% for the same quarter of 2004. This increase in the net interest margin was mainly attributable to a 200 basis point increase in the prime and market rates set by the Federal Reserve Board since July 2004. The yield on earning assets for the second quarter of 2005 was 6.87%, 192 basis points higher than 4.95% in the same quarter of last year. This increase in 2005 was mainly due to the increase in loan yield as a result of market rate increases. Similarly, the average cost of interest-bearing liabilities increased to 2.76% in the second quarter of 2005 compared to 2.00% during the same quarter in 2004. This increase was driven by 107 basis points increase in average rate of time certificate of deposits.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended June 30, 2005 and 2004:

Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended June 30,
	2005			2004
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[1]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[1]
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans [2]	$1,068,492	$20,043	7.52%	$843,084	$11,554	5.51%
Federal funds sold	25,263	188	2.98	39,294	102	1.04
Taxable investment securities:
U.S. Treasury	1,267	14	4.43	2,111	24	4.57
U.S. Governmental agencies debt securities	78,978	618	3.14	40,332	280	2.79
U.S. Governmental agencies mortgage backed securities	66,948	614	3.68	36,274	297	3.29
Municipal securities	101	1	3.97	102	1	3.94
Other securities [3]	14,657	175	4.79	16,835	152	3.63

Total taxable investment securities:	161,951	1,422	3.52	95,654	754	3.17
Tax-advantaged investment securities [4]
Municipal securities	5,098	53	6.42	5,469	56	6.34
Others - Government preferred stock	4,885	23	2.60	11,489	75	3.62

Total tax-advantaged investment securities	9,983	76	4.55	16,958	131	4.49
Equity Stocks	4,943	54	4.38	3,815	37	3.90
Money market funds and interest-earning deposits	3,564	27	3.04	28,352	71	1.01

Total interest-earning assets	1,274,196	$21,810	6.87%	1,027,157	$12,649	4.95%

Non-interest earning assets:
Cash and due from banks	69,815			60,266
Bank premises and equipment, net	12,583			11,262
Customers’ acceptances outstanding	3,980			4,622
Accrued interest receivables	3,889			3,346
Other assets	27,830			24,824

Total noninterest-earning assets	118,097			104,320

Total Assets	$1,392,293			$1,131,477

[1]	Average rates/yields for these periods have been annualized.

[2]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees (cost) included in loan income were approximately $290,000 and $11,000, for the three months ended June 30, 2005 and 2004, respectively. Amortized loan (cost) fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[3]	Other securities include U.S. government asset-backed securities, corporate trust preferred securities, and corporate debt securities.

[4]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended June 30,
	2005			2004
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[5]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[5]
	(Dollars in thousands)
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$214,546	$975	1.82%	$182,295	$677	1.49%
Savings	79,097	636	3.23	65,759	597	3.65
Time certificates of deposit in:
denominations of $100,000 or more	476,913	3,546	2.98	368,506	1,686	1.84
Other time certificates of deposit	82,536	509	2.47	76,997	352	1.84

	853,092	5,666	2.66	693,557	3,312	1.92
Other borrowed funds	33,109	278	3.37	10,985	101	3.70
Long-term subordinated debentures	18,557	272	5.88	18,557	182	3.94

Total interest-bearing liabilities	904,758	$6,216	2.76%	723,099	$3,595	2.00%

Non-interest-bearing liabilities:
Demand deposits	380,479			315,555
Other liabilities	8,154			10,709

Total non-interest bearing liabilities	388,633			326,264
Shareholders’ equity	98,902			82,114

Total liabilities and shareholders’ equity	$1,392,293			$1,131,477

Net interest income		$15,594			$9,054

Net interest spread [6]			4.11%			2.95%

Net interest margin [7]			4.91%			3.55%

Ratio of average interest-earning assets to interest-bearing liabilities			140.83%			142.05%

[5]	Average rates/yields for these periods have been annualized.

[6]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

[7]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

Net interest income before provision for loan losses for the first half of 2005 was $29.4 million compared to $18.0 million for the first half of 2004, which constitutes an increase of $11.4 million, or 64%. Of this increase, approximately $5.5 million, $4.8 million, and $1.1 million was due to volume, rate and rate/volume changes, respectively. Fueled by market rate increases, the average yield on loans for the first half of 2005 increased to 7.24% compared to 5.58% for the like period in 2004, an increase of 166 basis points. The average investment portfolios for the first half of 2005 and 2004 were $168.1 million and $117.8 million, respectively. The average yields on the investment portfolio as of the first half of 2005 and 2004 were 3.42% and 3.34%, respectively. Growth in higher cost time certificate of deposits had an unfavorable impact on the Company’s net interest margin. For the first half of 2005, time certificate of deposits grew $132.3 million or 32% as compared to the like period in 2004. Other borrowed funds for the first half of 2005, increased $9.7 million to $34.6 million compared to $24.8 million for the first half of 2004. This was due to increase in FHLB borrowings. The issuance of $18.0 million of long-term subordinated debenture in December 2003 contributed to the decline in the net interest margin, due to the higher cost of long-term subordinated debentures as compared to short-term borrowings such as fed funds purchased.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the six months ended June 30, 2005 and 2004:

Distribution, Rate and Yield Analysis of Net Income

	Six Months Ended June 30,
	2005			2004
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[8]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[1]
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans [9]	$1,048,268	$37,637	7.24%	$808,987	$22,454	5.58%
Federal funds sold	26,318	359	2.75	31,951	163	1.03
Taxable investment securities:
U.S. Treasury	1,644	38	4.66	2,126	49	4.63
U.S. Governmental agencies debt securities	71,084	1,053	2.99	42,844	614	2.88
U.S. Governmental agencies mortgage backed securities	67,856	1,250	3.71	38,501	680	3.55
Municipal securities	101	3	5.99	102	3	5.91
Other securities [10]	15,479	359	4.68	16,856	306	3.65

Total taxable investment securities:	156,164	2,703	3.49	100,429	1,652	3.31
Tax-advantaged investment securities [11]
Municipal securities	5,098	106	6.45	5,650	116	6.35
Others - Government preferred stock	6,789	41	1.68	11,769	187	4.40

Total tax-advantaged investment securities	11,887	147	3.72	17,419	303	5.03
Equity Stocks	4,427	87	3.96	3,196	62	3.90
Money market funds and interest-earning deposits	3,571	50	2.82	20,440	102	1.00

Total interest-earning assets	1,250,635	$40,983	6.61%	982,422	$24,736	5.06%

Non-interest earning assets:
Cash and due from banks	68,623			63,185
Bank premises and equipment, net	12,238			11,239
Customers’ acceptances outstanding	5,238			4,241
Accrued interest receivables	4,809			3,243
Other assets	27,707			24,329

Total noninterest-earning assets	118,615			106,237

Total Assets	$1,369,250			$1,088,659

[8]	Average rates/yields for these periods have been annualized.

[9]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan (cost) fees included in loan income were approximately $703,000 and $104,000, for the six months ended June 30, 2005 and 2004, respectively. Amortized loan (cost) fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[10]	Other securities include U.S. government asset-backed securities, corporate trust preferred securities, and corporate debt securities.

[11]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Distribution, Rate and Yield Analysis of Net Income

	Six Months Ended June 30,
	2005			2004
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[12]	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield[13]
	(Dollars in thousands)
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$208,713	$1,815	1.75%	$171,652	$1,227	1.44%
Savings	77,183	1,236	3.23	63,804	1,059	3.34
Time certificates of deposit in:
denominations of $100,000 or more	470,597	6,482	2.78	344,425	3,150	1.84
other time certificates of deposit	82,309	954	2.34	76,161	697	1.84

	838,802	10,487	2.52	656,042	6,133	1.88
Other borrowed funds	34,562	532	3.10	24,829	270	2.18
Long-term subordinated debentures	18,557	538	5.84	18,557	365	3.96

Total interest-bearing liabilities	891,921	$11,557	2.61%	699,428	$6,768	1.95%

Non-interest-bearing liabilities:
Demand deposits	367,615			296,808
Other liabilities	13,257			11,292

Total non-interest bearing liabilities	380,872			308,100
Shareholders’ equity	96,457			81,131

Total liabilities and shareholders’ equity	$1,369,250			$1,088,659

Net interest income		$29,426			$17,968

Net interest spread [13]			4.00%			3.12%

Net interest margin [14]			4.74%			3.68%

Ratio of average interest-earning assets to interest-bearing liabilities			140.22%			140.46%

[12]	Average rates/yields for these periods have been annualized.

[13]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

[14]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume), (ii) changes in interest rates (rate), and (iii) changes in both rate and volume (rate/volume):

	Three Months Ended June 30, 2005 vs. 2004 Increase (Decrease) Due to change In			Six Months Ended June 30, 2005 vs. 2004 Increase (Decrease) Due to change In
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Earning Assets
Interest Income:
Loans [15]	$3,589	$4,900	$8,489	$7,574	$7,609	$15,183
Federal funds sold	(48)	134	86	(34)	230	196
Taxable investment securities	576	92	668	956	95	1,051
Tax-advantaged securities [16]	(53)	(2)	(55)	(82)	(74)	(156)
Equity stocks	12	5	17	24	1	25
Money market funds and interest-earning deposits	(101)	57	(44)	(132)	80	(52)

Total earning assets	3,975	5,186	9,161	8,307	7,940	16,247

Interest Expense:
Deposits and borrowed funds
Money market and super NOW accounts	133	164	297	294	299	593
Savings deposits	112	(74)	38	215	(35)	180
Time deposits	618	1,401	2,019	1,427	2,154	3,581
Other borrowings	188	(11)	177	126	136	262
Long-term subordinated debentures	—	90	90	—	173	173

Total interest-bearing liabilities	1,051	1,570	2,621	2,062	2,727	4,789

Net interest income	$2,924	$3,616	$6,540	$6,245	$5,213	$11,458

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

[15]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees net of loan costs included in loan income were approximately $703,000 and $104,000, for the six months ended June 30, 2005 and 2004, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[16]	Yield on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

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

Fee income from trade finance transactions increased by $14,000, or 2%, for the second quarter, and $213,000, or 13% for the first six months of 2005. This increase in trade finance loans was mainly due to Management’s efforts to capitalize on improving trends in the Asia Pacific trade volumes.

The Company recorded a gain of $592,000 on the sale of loans in the second quarter of 2005, as compared to $890,000 in the like quarter of 2004. However, the gain on sale of loans remained flat at $1.3 million for the first half 2005 and 2004. The Company sold $26.5 million of guaranteed and unguaranteed portion of SBA loans during the first half of 2005 as compared to $19.1 million of guaranteed portion of SBA loans in comparable period of 2004.

Loan service fees were slightly lower by $39,000 and $150,000 for the quarter and first half of 2005 as compared to prior year, mainly due to the decrease in loan documentation fee income and increase in servicing asset amortization. Loan service fees amounted to $419,000 and $859,000, respectively, for the first half and second quarter of 2005 as compared to $458,000 and $1.0 million, respectively, for same periods last year.

Other income decreased by 8% to $394,000 for the second quarter of 2005, as compared to $426,000 in the like period of 2004. The decrease was mainly due to a decrease in other charges and fees. Other income for the six months ended June 30, 2005 increased to $927,000 in comparison to $779,000 for the same period in 2004. The increase is attributable to a $120 thousand legal settlement received in the first quarter and fee income generated from outsourcing official check processing.

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

Noninterest Expense

For the second quarter of 2005, mainly due to mark to market losses on the Company’s interest rate swaps for the second quarter 2004 (explained in detail in Note 12 to the consolidated financial statements), noninterest expense decreased by $428,000 to $9.7 million compared to restated $10.1 million in same period last year. Noninterest expense, as a percentage of average assets, decreased to 3.04% in the second quarter of 2005 as compared to 3.95% in same period in 2004. Noninterest expense for the first half of 2005 increased 17% to $19.0 million compared with $16.3 million for the first half of 2004.

The Company’s efficiency ratio is defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income. As a reflection of increased noninterest expenses, efficiency ratio decreased substantially to 47% and 48%, respectively, for the second quarter and year ended June 30, 2005, compared to 72% and 60% in the like period a year ago. These improvements were primarily the result of increased interest income as a result of market rate increases and increased contributions from new branches, and the implementation of expense controls.

Compensation and employee benefits increased 23% and 22% to $4.5 million and $9.0 million, for the second quarter and six months ended June 30, 2005, respectively, compared to $3.7 million and $7.4 million, respectively, for the same periods in 2004. Compensation and employee benefits as a percentage of average earning assets also increased from 36% to 47% for the second quarter of 2005 as compared to same period last year. This increase was mainly due to expenses associated with the increased personnel to staff the new branches, the increased hiring activity of highly qualified personnel, and normal salary increases.

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

Professional service fees decreased slightly by $53,000 to $1.1 million for the second quarter 2005 compared to $1.2 million in the same period of 2004. However, professional service fees were higher for the first half of 2005 and amounted to $1.9 million, or an increase of $601,000 as compared to $1.3 million for the same period last year. The increase was primarily attributable to costs related to Sarbanes-Oxley Act compliance, in particular, cost associated with the new requirement of an audit of the Company’s internal controls, as well as additional costs associated with ongoing litigation. Professional service fees as a percentage of total noninterest expense also increased in the first half of 2005 to 10% from 8% same period of 2004.

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

During the first half of 2005, the Company terminated one of its longer maturity interest rate swaps and recorded a net loss of $306,000. There was no loss recorded for the same period last year other than losses relating to mark to market adjustments and interest settlements from counter parties in the swaps.

During the second quarter of 2005 and 2004, the Company’s interest rate swaps did not qualify for hedge accounting treatment. When hedge accounting is not used the impact of changes in the market value of the hedge instruments is recognized in current earnings. During the first half of 2005 a loss of $119,000 was recognized compared to a loss of $502,000 in the first half of 2004. These amounts are included in noninterest expense in both periods.

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

The following table sets forth the breakdown of noninterest expense for the periods indicated:

Noninterest Expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2005		2004		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and benefits	$4,532	46.91%	$3,675	36.43%	$8,977	47.17%	$7,357	45.18%
Occupancy	854	8.84	672	6.66	1,569	8.24	1,209	7.42
Furniture, fixture, and equipment	407	4.21	329	3.26	815	4.28	650	3.99
Data processing	477	4.94	506	5.02	942	4.95	974	5.98
Professional services fees	1,108	11.47	1,161	11.51	1,906	10.02	1,305	8.01
Business promotion and advertising	666	6.89	604	5.99	1,316	6.92	925	5.68
Stationery and supplies	236	2.44	127	1.26	413	2.17	233	1.43
Telecommunications	170	1.76	157	1.56	299	1.57	283	1.74
Postage and courier service	187	1.94	158	1.57	350	1.89	287	1.76
Security service	197	2.04	167	1.66	372	1.95	322	1.98
Impairment loss of available for sale securities	—	—	—	—	—	—	540	3.32
Loss on termination of interest rate swaps	—	—	—	—	306	1.61	—	—
(Gain) loss on interest rate swaps:
Swap mark to market	(38)	(0.39)	1,511	14.98	119	0.63	502	3.08
Other operating expense	864	8.95	1,021	10.10	1,646	8.65	1,698	10.43

Total noninterest expense	$9,660	100.00%	$10,088	100.00%	$19,030	100.00%	$16,285	100.00%

As a percentage of average earning assets		3.04%		3.95%		3.07%		3.35%
Efficiency ratio		46.88%		72.35%		48.21%		60.44%

Provision for Income Taxes

Income tax expense is the sum of two components, current tax expense and deferred tax expense. Current tax expense is the result of applying the current tax rate to taxable income. The deferred portion reflects taxes where there are differences in the recognition of income or expense for tax or book purposes.

The provision for income taxes amounted to $3.9 million for the second quarter of 2005 compared to $1.2 million for the same period in 2004, and the effective tax rates were 39.28% and 37.10%, respectively, for the second quarter of 2005 and 2004. The increase in the tax provision was attributable to a 211% increase in pretax earnings in the second quarter of 2005 compared to the same period a year ago. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $147,000 for the first half of 2005 compared to $259,000 for the six months ended in June 30, 2004. The effective tax rates are also affected by the interest income on BOLI and dividends received on preferred stocks.

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

As of June 30, 2005, available-for-sale securities totaled $189.1 million, compared to $157.0 million as of December 31, 2004. Available-for-sale securities as a percentage of total assets slightly decreased 12% at June 30, 2005, as compared to 13% as of December 31, 2004. Held-to-maturity securities decreased to $10.2 million as of June 30, 2005, compared to $11.4 million as of December 31, 2004. This decrease was due to the principal payments on mortgage backed securities. The composition of available-for-sale and held-to-maturity securities was 95% and 5% as of June 30, 2005, compared to 93% and 7% as of December 31, 2004, respectively. For the three months and six months ended June 30, 2005, the yield on the average investment portfolio was 3.49% 3.42%, respectively, as compared to 3.16% and 3.34% respectively, for the same periods of 2004. This increase was mainly due to market rate hikes and replacing matured and call securities with higher yielding new securities This increase was partially offset by selling $6.5 million of the Freddie Mac preferred stocks and reversing the accrued dividends associated with these securities. The Company purchased additional mortgage-backed securities and U.S government agency and U.S. Government sponsored enterprise securities during the first half of 2005. The Company used cash flows generated from prepayments in mortgage-backed securities to purchase U.S. government agency and U.S. Government sponsored enterprise securities and adjustable mortgage-backed securities. Part of the proceeds was also used to fund higher yielding loans.

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

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

Investment Portfolio

	As of June 30, 2005		As of December 31, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury securities	$498	$498	$2,014	$2,033
U.S. Government agencies asset-backed securities	1	1	6	6
U.S. Government sponsored enterprise securities	105,472	104,501	66,535	65,747
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities*	65,272	64,996	62,294	62,279
U.S. Government sponsored enterprise preferred stock	4,865	4,923	10,092	10,138
Corporate trust preferred securities	11,000	11,033	11,000	11,028
Corporate debt securities	3,192	3,197	5,698	5,796

Total available for sale	$190,300	$189,149	$157,639	$157,027

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	5,048	4,997	6,197	6,161
Municipal securities	5,198	5,325	5,199	5,392

Total held to maturity	$10,246	$10,322	$11,396	$11,553

Total investment securities	$200,546	$199,471	$169,035	$168,580

*	Includes government agency securities of $18.1 million amortized cost and $19.7 million fair market value at June 30, 2005, compared to $17.4 million amortized cost and $17.3 million fair market value at December 31, 2004.

The following table summarizes, as of June 30, 2005, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield [17]	Amount	Yield [1][7]	Amount	Yield	Amount	Yield [17]	Amount	Yield [17]
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Treasury securities	$498	2.76%	$—	—%	$—	—%	$—	—%	$498	2.76%
U.S. Government agencies asset-backed securities	1	2.71	—	—	—	—	—	—	1	2.71
U.S. Government agencies and U.S. Government sponsored enterprise securities	29,904	1.09	74,598	3.00	—	—	—	—	104,502	2.45
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	—	—	2,752	4.7	3,815	4.48	58,428	3.71	64,995	3.80
U.S. Government sponsored enterprise preferred stock	4,923	1.16	—	—	—	—	—	—	4,923	1.16
Corporate trust preferred securities	—	—	—	—	—	—	11,033	4.92	11,033	4.92
Corporate debt securities	1,014	5.80	2,183	3.96	—	—	—	—	3,197	4.78

Total available for sale securities	$36,340	1.25%	$79,533	3.08%	$3,815	4.48%	$69,461	3.91%	$189,149	3.04%

Held to Maturity (Amortized Cost):
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$—	—%	$—	—%	$—	—%	$5,048	3.88%	$5,048	3.88%
Municipal securities	—	—	2,108	4.27	3,090	4.12	—	—	5,198	4.18

Total held to maturity	$—	—%	$2,108	4.27%	$3,090	4.12%	$5,048	3.88%	$10,246	4.03%

Total investment securities	$36,340	1.25%	$81,641	3.11%	$6,905	4.32%	$74,509	3.90%	$199,395	3.09%

[17]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

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

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	June 30, 2005		December 31, 2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate
Construction	$11,172	0.99%	$16,919	1.65%
Commercial [18]	681,200	60.48	607,296	59.25
Commercial
Korean Affiliate Loans [19]	15,791	1.40	15,979	1.56
Other commercial loans	221,496	19.67	193,016	18.83
Trade Finance [20]
Korean Affiliate Loans	2,000	0.18	2,734	0.27
Other trade finance loans	77,565	6.89	81,029	7.90
SBA	33,918	3.01	34,504	3.37
SBA held for sale [21]	18,992	1.69	14,523	1.41
Other [22]	296	0.03	864	0.08
Consumer	63,733	5.66	58,178	5.68

Total Gross Loans	1,126,163	100.00%	1,025,042	100.00%

Less:
Allowance for Loan Losses	(12,538)		(11,227)
Deferred Loan Fees	(1,370)		(1,356)
Discount on SBA Loans Retained	(2,003)		(1,986)

Total Net Loans	$1,110,252		$1,010,473

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
Restructured loans:[24]
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

The following table provides information on impaired loans for the periods indicated:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Impaired loans with specific reserves	$2,287	$2,616
Impaired loans without specific reserves	3,134	2,490

Total impaired loans	5,421	5,106
Allowance on impaired loans	(179)	(398)

Net recorded investment in impaired loans	$5,242	$4,708

Average total recorded investment in impaired loans	$4,895	$6,520
Interest income recognized in impaired loans on a cash basis	$111	$234

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

The following table sets forth the composition of the allowance for loan losses as of June 30, 2005 and December 31, 2004:

Composition of Allowance for Loan Losses

	As of June 30, 2005	As of December 31, 2004
	(Dollars in thousands)
Specific (Impaired loans)	$179	$398
Formula (non-homogeneous)	11,756	10,282
Homogeneous	312	269
Country risk exposure	291	278

Total allowance for loan losses	$12,538	$11,227

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	June, 30 2005	December 31, 2004	June, 30 2004
	(Dollars in thousands)
Balances:
Average total loans outstanding during period [25]	$1,059,963	$878,819	$818,427
Total loans outstanding at end of period [25]	$1,122,790	$1,021,359	$879,224
Allowance for Loan Losses:
Balance at beginning of period	$11,227	$8,804	$8,804
Charge-offs:
Real Estate
Construction	—	435	435
Commercial	—	—	—
Commercial:
Korean Affiliate Loans	—	—	—
Other commercial loans	309	967	155
Consumer	117	165	80
Trade Finance:
Korean Affiliate Loans	—	—	—
Other trade finance loans	—	—	—
SBA	2	63	9
Other	—	—	—

Total charge-offs	428	1,630	679

Recoveries
Real estate
Construction	—	—	—
Commercial	—	—	—
Commercial:
Korean Affiliate Loans	—	—	—
Other commercial loans	15	696	375
Consumer	11	35	34
Trade finance:
Korean Affiliate Loans	—	—	—
Other trade finance loans	—	41	41
SBA	13	31	19
Other	—	—	—

Total recoveries	39	803	469

Net loan charge-offs and (recoveries)	389	827	210

Provision for loan losses	1,700	3,250	1,450

Balance at end of period	$12,538	$11,227	$10,044

Ratios:
Net loan charge-offs to average total loans	0.04%	0.09%	0.03%
Provision for loan losses to average total loans	0.16	0.37	0.17
Allowance for loan losses to gross loans at end of period	1.12	1.10	1.14
Allowance for loan losses to total nonperforming loans	413.58	327.22	318.65
Net loan charge-offs to allowance for loan losses at end of period	3.10	7.37	2.09
Net loan charge-offs to provision for loan losses	22.88%	25.45%	14.51%

[25]	Total loans are net of deferred loan fees and discount on SBA loans sold.

The allowance for loan losses was $12.5 million as of June 30, 2005 compared to $11.2 million at December 31, 2004. The Company recorded a provision of $1.7 million for the first half of 2005. For the six months ended June 30, 2005, the Company charged off $428,000 and recovered $39,000, resulting in net charge-offs of $389,000, compared to net charge-offs of $210,000 for the same period in 2004. The allowance for loan losses increased to 1.12% of total gross loans at June 30, 2005, as compared to 1.10% at December 31, 2004. In comparison to June 30, 2004, the allowance for loan losses slightly decreased to 1.12% as compared to 1.14%. The Company provides an allowance for the new credits based on the migration analysis discussed previously. Because of the improving quality of assets, the ratio of the allowance for loan losses to total nonperforming loans increased to 413.6% as of June 30, 2005 compared to 327.2% as of December 31, 2004 and 318.7% at June 30, 2004. Management believes that the ratio of the allowance to nonperforming loans at June 30, 2005 was adequate based on its overall analysis of the loan portfolio.

The balance of the allowance for loan losses increased to $12.5 million as of June 30, 2005 compared to $11.2 million as of December 31, 2004. This increase was mainly due to an $1.5 million increase in formula (non-homogeneous) allowance, a $43,000 increase in homogeneous allowance and a $13,000 increase in country risk exposure mainly due to loan growth. These increases were partially offset by a decrease in the specific reserve of $219,000.

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

Other Assets

Other assets were at $4.2 million at June 30, 2005 and $4.0 million at December 31, 2004.

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

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
	(Dollars in Thousands)
Debt obligations *	$41,289	$4,000	$—	$21,806	$67,095
Deposits	1,270,544	42,722	7,463	—	1,320,729
Operating lease obligations	1,076	3,286	1,304	1,895	7,561

Total contractual obligations	$1,312,909	$50,008	$8,767	$23,701	$1,395,385

*	Includes principal payment only

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

CAPITAL RESOURCES

The restatement does not affect the Company’s total Shareholders’ Equity for any affected periods, however, the capital ratios do change. Capital ratios presented are defined by the Company’s banking regulators (FDIC, DFI and Federal Reserve Bank). The amount of capital used for regulatory capital ratio calculations did not include the Other Comprehensive Income portion of Shareholder’s Equity where the affect of the hedge accounting treatment was recognized each quarter. As a result of the restatement the mark to market adjustment of the Company’s interest rate swaps are recognized in current earnings and therefore retained earnings which is included in the capital amount used for regulatory capital ratio calculations.

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

The following table compares the Company’s and Bank’s restated actual capital ratios at June 30, 2005, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

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

Restatement. As discussed under “2005 Restatement” at the beginning of this report, we have restated our financial statements for the three and six month periods ended June 30, 2005 and 2004 to reflect a change in the accounting treatment of the Company’s interest rate swaps, which swaps were acquired between 2001 and 2003. In the course of a regularly scheduled review of the Company’s second quarter 2005 financial statements, management determined that the Company’s prime rate indexed interest rate swaps did not qualify for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”). Previously, until October 1, 2004, the Company’s interest rate swaps had been accounted for under FAS 133 using hedge accounting treatment. Effective October 1, 2004, management determined that the swaps did not qualify for hedge accounting treatment under FAS 133. Management subsequently determined that hedge accounting under FAS 133 was not appropriate from the inception of the swaps in 2001.

Further, at the beginning of the second quarter of 2005, the Company again initiated effectiveness testing to support its use of hedge accounting beginning in that quarter. In September 2005, the method of effectiveness testing used was determined to be inappropriate for the type of assets being hedged. The Company’s Form 10-Q for the quarter ended June 30, 2005, filed on August 15, 2005, reflected the restatement described above, but also included the use of hedge accounting treatment for the second quarter of 2005. This Form 10-Q/A reflects the restatement of the Company’s earnings for the quarter ended June 30, 2005 to eliminate the use of hedge accounting treatment for that quarter.

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

As reported in the Company’s Form 10-K for the year ended December 31, 2004 as originally filed (and in the Form 10-K/A being filed concurrently herewith), management concluded that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting, due to an internal control deficiency that constituted a “material weakness,” as defined by the Public Company Accounting Oversight Board’s Accounting Standard No. 2. The identified weakness was that the Company failed to design and implement controls related to the interpretation and implementation of various accounting principles, primarily related to complex non-routine business transactions. Specifically, the Company did not have personnel with the requisite expertise and training or utilize outside consulting expertise with respect to the application of such accounting principles. The most significant manifestation of this material weakness involved the accounting treatment of the Company’s interest rate swaps. The material weakness resulted in the restatement of the 2004 financial statements reducing net income by $790,000. In addition, the restatement resulted in a reduction in net income of $215 thousand for the six month period ended June 30, 2005.

In re-evaluating the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005, the Company’s Chief Executive Officer and Chief Financial Officer also concluded that the failure to ensure the correct application of SFAS 133 when the swaps were entered into between 2001 and 2003, and the failure to subsequently correct that error, constituted a material weakness in the Company’s internal control over financial reporting as of that same date. As a result of these material weaknesses, as of June 30, 2005, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e)) were not effective.

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

On August 3, 2005, the Company’s Audit Committee concluded that the Company will be required to restate its previously issued financial statements as of and for the years ended December 31, 2004, 2003, 2002 and 2001 and certain quarters during those years and 2005, and that these financial statements should not be relied upon. The Company filed a Current Report on Form 8-K with respect to this matter on August 9, 2005. Information concerning the restatement appears in “2005 Restatement” at the beginning of this report.

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

Item 6:	EXHIBITS

Exhibit No.	Description
2.1	Plan of Reorganization and Agreement of Merger dated June 7, 2002 among California Center Bank, Center Financial Corporation and CCB Merger Company[1]

2.2	Branch Purchase and Assumption Agreement dated January 7, 2004[2]

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Restated Bylaws of Center Financial Corporation[1]

10.1	Employment Agreement between California Center Bank and Seon Hong Kim dated March 30, 2004[3]

10.2	Amended and Restated 1996 Stock Option Plan (assumed by Registrant in the reorganization)[3]

10.3	Lease for Corporate Headquarters Office[1]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[2]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[2]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[2]

11	Statement of Computation of Per Share Earnings (included in Note 7 to Consolidated Financial Statements included herein.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32.1	Certification of Periodic Financial Report (Section 906 Certification)

[1]	Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on June 14. 2002.

[2]	Filed as an Exhibit to the Form 10-K filed with Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference

[3]	Filed as an Exhibit to the Form 10-Q filed with Securities and Exchange Commission on May 14, 2004 and incorporated herein by reference

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