Form 10-Q/A
period 2005-09-30
CENTER FINANCIAL CORP
filed 2005-11-21
CIK 1174820

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

FORM 10-Q/A

Introductory Note

We are filing this amendment to our Quarterly Report on Form 10-Q/A for the period ended September 30, 2005 to complete the initial filing in accordance with SEC rules. At the time of our original filing (November 14, 2005), our independent public accountants had not completed the required review of our financial statements, and the certifications of our Chief Executive Officer and Chief Financial Officer required by SEC rules to be filed as exhibits to the report on Form 10-Q were, therefore, not included with that filing. The delay in obtaining the required review and providing the related certifications resulted from the fact that the Company was in the process of completing the restatement of its consolidated financial statements for the years ended December 31, 2002 through 2004 and the quarters ended March 31 and June 30, 2005. Our financial statements have since been restated, and we filed amendments on Form 10-K/A for the year ended December 31, 2004, as well as on Form 10-Q/A for the periods ended March 31 and June 30, 2005 on November 18, 2005. See Note 14 to the interim consolidated financial statements herein for more information about the restatement as it relates to the three and nine months ended September 30, 2004.

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

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004[1]	2005	2004[1]
	(Dollars in thousands, except per share data)
		(Restated)		(Restated)
Interest and Dividend Income:
Interest and fees on loans	$22,295	$13,592	$59,932	$36,046
Interest on federal funds sold	292	364	651	527
Interest on taxable investment securities	1,571	833	4,274	2,485
Interest on tax-advantaged investment securities	83	124	230	427
Dividends on equity stock	57	49	144	111
Money market funds and interest-earning deposits	39	2	89	104

Total interest and dividend income	24,337	14,964	65,320	39,700

Interest Expense:
Interest on deposits	7,397	3,748	17,884	9,881
Interest on borrowed funds	184	101	716	371
Interest on long-term subordinated debenture	295	203	833	568

Total interest expense	7,876	4,052	19,433	10,820

Net interest income before provision for loan losses	16,461	10,912	45,887	28,880
Provision for loan losses	930	700	2,630	2,150

Net interest income after provision for loan losses	15,531	10,212	43,257	26,730

Noninterest Income:
Customer service fees	2,268	2,340	6,931	6,250
Fee income from trade finance transactions	905	1,053	2,736	2,671
Wire transfer fees	220	204	675	602
Gain on sale of loans	555	2,403	1,820	3,670
Net (loss) gain on sale of securities available for sale	—	(9)	51	(15)
Loan service fees	696	514	1,555	1,523
Other income	994	367	1,921	1,146

Total noninterest income	5,638	6,872	15,689	15,847

Noninterest Expense:
Salaries and employee benefits	4,903	4,487	13,880	11,844
Occupancy	767	634	2,336	1,843
Furniture, fixtures, and equipment	515	352	1,330	1,002
Data processing	534	675	1,476	1,649
Professional service fees	1,061	1,181	2,967	2,486
Business promotion and advertising	749	580	2,065	1,505
Stationery and supplies	206	147	619	380
Telecommunications	144	114	443	397
Postage and courier service	188	171	538	458
Security service	215	221	587	543
Impairment loss of securities available for sale	—	1,329	—	1,869
Loss on termination of interest rate swap	—	—	306	—
(Gain) or loss on interest rate swaps	129	(635)	248	(132)
Other operating expenses	989	926	2,635	2,624

Total noninterest expense	10,400	10,182	29,430	26,468

Income before income tax provision	10,769	6,902	29,516	16,109
Income tax provision	4,238	2,655	11,562	6,158

Net income	$6,531	$4,247	$17,954	$9,951

Earnings per share:
Basic	$0.40	$0.26	$1.10	$0.62
Diluted	$0.40	$0.26	$1.08	$0.60

[1]	See Note 14 to the consolidated financial statements for discussion of the restatement.

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND YEAR ENDED DECEMBER 31, 2004 (UNAUDITED)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
	(Dollars and Share Numbers in thousands)
BALANCE, JANUARY 1, 2004	16,048	$63,438	$15,299	$(476)	$78,261
Comprehensive income
Net income			14,224		14,224
Other comprehensive income
Change in unrealized gain, net of tax expense (benefit) of $88:
Securities available for sale				121	121
					—

Comprehensive income					14,345

Stock options exercised	235	933			933
Tax benefit from stock options exercised and acceleration of stock options		414			414
Cash dividends ($0.20 per share)	—	—	(3,233)	—	(3,233)

BALANCE, DECEMBER 31, 2004	16,283	64,785	26,290	(355)	90,720

Comprehensive income
Net income			17,954		17,954
Other comprehensive income
Change in unrealized (loss), net of tax (benefit) expense of $(325) on:
Securities available for sale				(447)	(447)

Comprehensive income					17,507

Stock options exercised	144	759			759
Cash dividends declared and paid ($0.08 per share)	—	—	(1,965)	—	(1,965)

BALANCE, SEPTEMBER 30, 2005	16,427	$65,544	$42,279	$(802)	$107,021

(Continued)

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND YEAR ENDED DECEMBER 31, 2004 (UNAUDITED)

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

(Concluded)

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

	09/30/2005 [1]	09/30/2004[1]
	(Dollars in thousands)
		(Restated)
Cash flows from operating activities:
Net income	$17,954	$9,951
Adjustments to reconcile net income to net cash provided by operating activities:
Acceleration stock options	—	(289)
Mark to market adjustments on interest rate swaps	365	1,204
Depreciation and amortization	1,188	993
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	31	524
Provision for loan losses	2,630	2,150
Impairment of securities available for sale	—	1,869
Net gain on disposal of premises and equipment	—	99
Net loss (gain) on sale of securities available for sale	(51)	15
Originations of SBA loans held for sale	(16,685)	(15,784)
Gain on sale of loans	(1,820)	(3,670)
Proceeds from sale of SBA loans	49,617	59,064
Deferred tax provision	399	—
Federal Home Loan Bank stock dividend	(129)	(76)
Increase in accrued interest receivable	(1,350)	(2,183)
Net increase in cash surrender value of life insurance policy	(281)	(306)
Increase in other assets and servicing assets	(824)	(88)
Increase in accrued interest payable	2,143	315
Decrease in accrued expenses and other liabilities	(1,453)	(1,571)

Net cash provided by operating activities	51,734	52,217

Cash flow from investing activities:
Purchase of securities available for sale	(135,744)	(42,291)
Proceeds from principal repayment, matured, or called securities available for sale	88,485	21,268
Proceeds from sale of securities available for sale	13,506	4,709
Purchase of securities held to maturity	(1,403)	—
Proceeds from matured, called or principal repayment on securities held to maturity	1,760	3,422
Purchase of Federal Home Loan Bank and other equity stock	(1,339)	(1,216)
Proceeds from net swap settlement payment	204	1,387
Net increase in loans	(221,654)	(246,082)
Proceeds from recoveries of loans previously charged off	120	510
Purchases of premises and equipment	(2,954)	(1,244)
Cash acquired from purchase of Chicago branch	—	3,848
Net increase in investments in affordable housing partnerships	(23)	(220)

Net cash used in investing activities	(259,042)	(255,909)

Cash flow from financing activities:
Net increase in deposits	223,035	197,944
Net increase in other borrowed funds	18,265	9,105
Proceeds from stock options exercised	759	828
Payment of cash dividend	(1,965)	(1,933)

Net cash provided by financing activities	240,094	205,944

Net increase in cash and cash equivalents	32,786	2,252
Cash and cash equivalents, beginning of year	103,142	140,961

Cash and cash equivalents, end of year	$135,928	$143,213

Supplemental disclosure of cash flow information:
Interest paid	$17,290	$10,466
Income taxes paid	$13,083	$8,664
Cash dividend accrual	$656	$650
Purchase of Chicago Branch
Fair value of assets acquired		$12,363
Fair value of liabilities assumed		$13,616
Goodwill created		$1,253

[1]	See Note 14 to the consolidated financial statements for discussion of the restatement.

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

2. BASIS OF PRESENTATION

We have restated our financial statements and other financial information for the years 2001 through 2004, each of the calendar quarters in 2004, and the quarters ended March 31 and June 30, 2005, to reflect a change in the accounting treatment of the Company’s interest rate swaps, which swaps were acquired between 2001 and 2003. See Note 14 below for further information.

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

3. SIGNIFICANT ACCOUNTING POLICIES

Accounting policies are fully described in Note 2 to the consolidated financial statements contained in Center Financial’s Annual Report on Form 10-K/A and there have been no material changes noted.

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

A summary of the significant effects of the restatement is as follows:

(Dollars in thousands, except per share amounts)

	For the Quarter Ended September 30,
	2004
	As Previously Reported	Restated	Change
Interest Income	$15,350	$14,964	$(386)
Interest Expense	4,052	4,052	—

Net interest income before provision for loan losses	11,298	10,912	(386)
Provision for Loan Losses	700	700	—

Net interest income	10,598	10,212	(386)
Non interest income	6,872	6,872	—
Non interest expense	10,817	10,182	(635)

Income before income tax expense	6,653	6,902	249
Income tax expense	2,550	2,655	105

Net Income	$4,103	$4,247	$144

Earnings per share:
Basic	$0.25	$0.26	$0.01

Diluted	$0.25	$0.26	$0.01

	For the Nine Months Ended September 30
	2004
	As Previously Reported	Restated	Change
Interest Income	$41,036	$39,700	$(1,336)
Interest Expense	10,820	10,820	0

Net interest income before provision for loan losses	30,216	28,880	(1,336)
Provision for Loan Losses	2,150	2,150	—

Net interest income	28,066	26,730	(1,336)
Non interest income	15,847	15,847	—
Non interest expense	26,600	26,468	(132)

Income before income tax expense	17,313	16,109	(1,204)
Income tax expense	6,664	6,158	(506)

Net Income	$10,649	$9,951	$(698)

Earnings per share:
Basic	$0.66	$0.62	$(0.04)

Net cash provided by operating activities	$53,604	$52,217	$(1,387)

Net cash used in investing activities	$(257,296)	$(255,909)	$1,387

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

As discussed in Note 14 to the consolidated financial statements, we have restated our financial statements and other financial information for the years 2001 through 2004, each of the calendar quarters in 2004, and the quarters ended March 31 and June 30, 2005, to reflect a change in the accounting treatment of the Company’s interest rate swaps, which swaps were acquired between 2001 and 2003. See “2005 Restatement” and Note 14 to the consolidated financial statements above for further information.

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

Investment Securities

Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on Management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas for available-for-sale securities, they are recorded as a separate component of stockholders’ equity (accumulated comprehensive other income or loss) and do not affect earnings until realized. The fair values of our investment securities are generally determined by reference to quoted market prices and reliable independent sources. We are obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. Aside from the Fannie Mae and Freddie Mac preferred stocks that were determined to be impaired and written down during the twelve months of 2004, we did not have any other investment securities that were deemed to be “other-than-temporarily” impaired as of September 30, 2005.

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

Interest Rate Swaps

As part of our asset and liability management strategy we have included derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations. The Company’s interest rate swaps have not qualified for the use of the accounting treatment known as hedge accounting since the inception of the swaps. The change in the market value of the interest rate swaps net of settlements from counterparties is recorded as gain or loss on interest rate swaps within current earnings as noninterest expense. See Note 14 to the consolidated financial statements.

SUMMARY OF FINANCIAL DATA

Executive Overview

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

Net income for the first nine months of 2005 was $18.0 million, or $1.08 per diluted share compared to $10.0 million or $0.60 per diluted share in the first nine months of 2004. The following are highlights related to the third quarter and first nine months of 2005 results as compared to comparable periods in 2004:

•	Management recently determined that the method of evaluating the effectiveness of the hedges used in 2001 through 2005 did not meet the technical requirements necessary to qualify for the hedge accounting treatment utilized during those periods. As a result, the Company restated its results from 2001 through 2004 and first two quarters of 2005.

•	Our revenue (interest income plus noninterest income) increased by 37% to $30.0 million in the third quarter of 2005 versus 2004. For the first nine months of 2005, our revenue increased by 46% to $81.0 million.

•	Net interest income after provision for loan losses increased 52% to $15.5 million in third quarter. For the nine months ended September 30, 2005 net interest income after provision for loan losses increased by 62% to $43.3 million. These increases were mainly due to market rate hikes and loan growth.

•	Due to the continuous market rate hikes, our net interest margin increased to 4.81% and 4.77% in the third quarter and first nine months of 2005, respectively, as compared to 3.87% and 3.75% in the comparable periods of 2004.

•	Our return on average assets increased to 1.74% and 1.70% for the quarter and year ended September 30, 2005, respectively, as compared to 1.37% and 1.17% in the same periods of last year. The Company also reported improved return of equity of 24.61% and 24.16% for the three and nine months ended September 30, 2005, respectively.

•	Mainly due to a decrease in gains recorded in loans sales, our noninterest income decreased by $1.2 million or 18% in the third quarter of 2005, compared with same period in 2004. Noninterest income for the first nine months of 2005 slightly decreased to $15.7 million as compared to $15.8 million in the comparable period in 2004.

•	Our noninterest expense remained almost unchanged at $10.4 million for the third quarter of 2005, as compared to $10.2 million in same period 2004. Noninterest expense for the nine months ended September 30, 2005 was up 11% to $29.4 million as compared to $26.5 million in 2004. This increase was mainly due to increased expenses relating to the hiring of additional qualified personnel, offset by the lack of impairment losses in 2005 compared to $1.3 million in impairment losses on securities available for sale recorded in 2004.

•	Our efficiency ratio improved to 47.06% and 47.79% for the three months and nine months ended September 30, 2005, respectively, compared to 57.26% and 59.18% in comparable periods of 2004.

•	We increased our provision for loan losses to $930,000 during the third quarter of 2005 compared to $700,000 for the same period of 2004. The increase in the provision was primarily due to growth in the commercial business loan and commercial real estate loan portfolios.

•	Total deposits increased by 19% during the first nine months of 2005. The most significant increase in deposits since December 31, 2004 was a $151.5 million, or 33%, increase in time deposits over $100,000. This increase in time deposits over $100,000 was partially due to a new product offered by the Company with flexible rates to attract new deposits. Non-interest bearing demand deposits also increased by 18% to $410.8 million during the first nine months of 2005.

Our financial condition and liquidity remain strong. The following are important factors in understanding our financial condition and liquidity:

•	During the first nine months of 2005, the Company reported 19% loan growth primarily in commercial real estate loans, commercial business loans and consumer loans. At September 30, 2005, our total gross loan portfolio increased by $190.1 million, to $1.2 billion as compared to $1.0 billion at December 31, 2004.

•	Our total assets continued to grow and reached $1.6 billion at September 30, 2005, an increase of 19% over December 31, 2004.

•	Our ratio of non-accrual loans to total loans decreased to 0.25% at September 30, 2005 as compared to 0.34% at December 31, 2004. Our ratio of the allowance for loan losses to total nonperforming loans significantly increased to 441% at September 30, 2005, as compared to 327% at December 31, 2004.

•	Under the regulatory framework for prompt corrective action, we continue to be “well-capitalized”.

•	The Company declared its quarterly cash dividend of $0.04 per share on September 15, 2005.

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

Noninterest Expense

For the third quarter of 2005, noninterest expense almost remained relatively unchanged at $10.4 million compared to $10.2 million in same period last year, due in part to the lack of impairment losses in 2005 compared to a $1.3 million loss in third quarter of 2004, which offset most of the other increases. Noninterest expense, as a percentage of average assets, decreased to 3.04% in the third quarter of 2005 as compared to 3.61% in same period in 2004. Noninterest expense for the first nine months of 2005 increased 11% to $29.4 million compared with $26.5 million for the first nine months of 2004. Again, this modest increase resulted in part from the lack of impairment losses in the first nine months of 2005 compared to a loss of $1.9 million in 2004, which offset much of the other increase in noninterst expense.

The Company’s efficiency ratio is defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income. As a reflection of increased operational efficiencies, the efficiency ratio decreased to 47% and 48%, respectively, for the three and nine months ended September 30, 2005, compared to 57% and 59% in the like periods a year ago. These improvements were primarily the result of increased interest income as a result of market rate increases, increased contributions from new branches, and the implementation of expense controls.

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

Our expansion to other geographical areas was a major contributor to the increase in furniture, fixture, and equipment expense which totaled $515,000 and $1.3 million, respectively, for the three months and nine months ended September 30, 2005, an increase of 46% and 33%, respectively, as compared to $352,000 and $1.0 million, respectively, in the same period of 2004.

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

During the first quarter of 2005, the Company terminated one of its longer maturity interest rate swaps and recorded a net loss of $306,000 for that quarter and for the first nine months of 2005. There was no loss recorded for the same period last year other than losses relating to mark to market adjustments net of settlement payments with counterparties in the swaps as discussed below.

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

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

Investment Portfolio

	As of September 30, 2005		As of December 31, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury securities	$498	$498	$2,014	$2,033
U.S. Government agencies asset-backed securities	—	—	6	6
U.S. Government sponsored enterprise securities	99,480	98,421	66,535	65,747
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities*	69,362	68,810	62,294	62,279
U.S. Government sponsored enterprise preferred stock	4,865	5,107	10,092	10,138
Corporate trust preferred securities	11,000	11,051	11,000	11,028
Corporate debt securities	3,193	3,189	5,698	5,796
Investments in mutual funds	3,000	2,977	—	—

Total available for sale	$191,398	$190,053	$157,639	$157,027

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	4,413	4,344	6,197	6,161
Municipal securities	6,601	6,705	5,199	5,392

Total held to maturity	$11,014	$11,049	$11,396	$11,553

Total investment securities	$202,412	$201,102	$169,035	$168,580

*	Includes government agency securities of $16.5 million amortized cost and $16.4 million fair market value at September 30, 2005 compared to $17.4 million amortized cost and $17.3 millions fair market value at December 31, 2004.

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

CAPITAL RESOURCES

The restatement, does not affect the Company’s total Shareholders’ Equity; however, the capital ratios do change. Capital ratios presented are defined by the Company’s banking regulators (FDIC, DFI and Federal Reserve Bank). The amount of capital used for regulatory capital ratio calculations does not include the Other Comprehensive Income portion of Shareholder’s Equity where the effect of the prior use of the hedge accounting treatment recognized the mark to market adjustment each quarter. As a result of the restatement, the mark to market adjustment of the Company’s interest rate swaps is recognized in current earnings and therefore retained earnings, which is included in the capital amount used for regulatory capital ratio calculations.

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

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005, have concluded that as of that date, the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

As reported in the Company’s Form 10-K/A for the year ended December 31, 2004 filed on November 18, 2005, Management concluded that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting, due to an internal control deficiency that constituted a “material weakness,” as defined by the Public Company Accounting Oversight Board’s Accounting Standard No. 2. The identified weakness was that the Company failed to design and implement controls related to the interpretation and implementation of various accounting principles, primarily related to complex non-routine business transactions. Specifically, the Company did not have personnel with the requisite expertise and training or utilize outside consulting expertise with respect to the application of such accounting principles. The most significant manifestation of this material weakness involved the accounting treatment of the Company’s interest rate swaps.

As reported in the Company’s Form 10-Q/A for the period ended June 30, 2005, filed on November 18, 2005, in addition to the material weakness described above which had existed as of December 31, 2004, Management concluded that the failure to ensure the correct application of SFAS 133 when the Company’s interest rate swaps were entered into between 2001 and 2003, and the failure to subsequently correct that error, constituted a material weakness in the Company’s internal control over financial reporting as of June 30, 2005.

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

Changes in Internal Controls. There were no significant changes in the Company’s internal controls over financial reporting or in other factors in the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

We believe that we have meritorious defenses against the claims made by KEIC (in addition to our jurisdictional defense) and the parties alleged to have accepted the bills of exchange subject to the lawsuit, and we intend to continue to vigorously defend this lawsuit. However, we cannot predict the outcome of this litigation, and it will be expensive and time-consuming to defend. One of the Bank’s insurance companies, BancInsure, has informed the Bank that there is coverage for a portion of defense. While it is possible that the claims may ultimately be determined to be covered by insurance, BancInsure has stated that it reserves its rights to determine whether coverage exists and ultimately may deny coverage. If the outcome of this litigation is adverse to us, and we are required to pay significant monetary damages, our financial condition and results of operations are likely to be materially and adversely affected.

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