Form 10-K
period 2005-12-31
CENTER FINANCIAL CORP
filed 2006-03-16
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.

☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.

☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer  ☐    Accelerated Filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the act).

☐  Yes    ☒  No

As of June 30, 2005, the aggregate market value of the voting stock held by nonaffiliates of the Registrant computed by reference to the reported closing sale price of $24.71 on such date was $279.5 million. Excluded from this computation are 5,062,511 shares held by all directors and executive officers as a group on that date.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of February 28, 2006 was 16,439,053.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

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

PART I

ITEM 1. BUSINESS

GENERAL

Center Financial Corporation

Center Financial Corporation (“Center Financial” or the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is headquartered in Los Angeles, California. Center Financial was incorporated in April 2000 and acquired all of the outstanding shares of Center Bank (formerly California Center Bank) in October 2002. Center Financial’s principal subsidiary is Center Bank (“the Bank”). Center Financial exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries as it may acquire or establish. Currently, the Company’s only other direct subsidiary is Center Capital Trust I, a Delaware statutory business trust that was formed in December 2003 solely to facilitate the issuance of capital trust pass-through securities. (See Note 11 to the Financial Statements in Item 8 herein.)

The Company’s principal source of income is currently dividends from the Bank, but the Company intends to explore supplemental sources of income in the future. The Company’s expenditures, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, and the cost of servicing debt, will generally be paid from such payments made to the Company by the Bank. The Company’s liabilities include $18.6 million in debt obligations due to Center Capital Trust I, related to capital trust pass-through securities issued by those entities.

At December 31, 2005, the Company had consolidated assets of $1.7 billion, deposits of $1.5 billion and shareholders’ equity of $112.7 million.

The Company’s and the Bank’s administrative offices are located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010 and our telephone number is (213) 251-2222. Our Website address is

www.centerbank.com. As used herein, the terms “Company” and “the Bank” refer collectively to Center Financial Corporation, the Bank, Center Capital Trust I and the Bank’s subsidiary, CB Capital Trust (discussed below), unless the context otherwise requires. The term “Center Financial” is used to designate Center Financial Corporation only.

Center Bank and Subsidiary

The Bank is a California state-chartered and Federal Deposit Insurance Corporation (FDIC)-insured bank, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters is located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank is a community bank providing comprehensive financial services for small to medium sized business owners, mostly in Southern California. The Bank specializes in commercial loans, most of which are secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is the greater Los Angeles metropolitan area, including Los Angeles, Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has seventeen full-service branch offices of which fifteen are located in Los Angeles, Orange, San Bernardino, and San Diego counties. During 2005, the Company opened a new full-service branch office in the Seattle, Washington area and expanded its branch network in Southern California with a new office in Irvine. The Bank also operates nine Loan Production Offices (“LPO’s”) in Phoenix, Seattle, Denver, Washington D.C., Las Vegas, Atlanta, Honolulu, Houston and Dallas.

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

Through its network of branch offices, the Bank provides a wide range of commercial and consumer banking services to it’s customers. In the past, the Bank focused primarily on Korean-American individuals and companies, but in recent years the Bank has expanded our spectrum to target customers of diverse ethnic businesses and depositors. The Bank’s primary focus is on small and medium sized Korean-American businesses, professionals and other individuals in its market area, with particular emphasis on the growth of deposits and the origination of commercial and real estate secured loans and consumer banking services. The Bank offers bilingual services to our customers in English and Korean and has a network of ATM’s located in twelve of our branch offices.

The Bank engages in a full complement of lending activities, including the making of commercial real estate loans, commercial loans, working capital lines, SBA loans, trade financing, automobile loans and other personal loans, and construction loans. The Bank has offered SBA loans since 1989, providing financing for various purposes for small businesses under guarantee of the Small Business Administration, a federal agency created to provide financial assistance for small businesses. The Bank is a Preferred SBA Lender with full loan approval authority on behalf of the SBA.

The Bank also participates in the SBA’s Export Working Capital Program. SBA loans are generally secured by deeds of trust on industrial buildings or retail stores. The Bank regularly sells a portion of the guaranteed portion of the SBA loans that it originates. The Bank also initiated the sale of the unguaranteed portion of SBA loans during the third quarter of 2004. The Bank retains the obligation to service the loans, for which the Bank receives a servicing fee. As of December 31, 2005, the Bank was servicing $149.5 million of sold SBA loans.

As of December 31, 2005, the principal areas of focus related to the Bank’s lending activities, and its percentage of total loan portfolio composition for which each of the areas were as follows: commercial loans secured by first deeds of trust on real estate 63%; commercial loans 20%; SBA loans 4%; trade financing 7%; and consumer loans 6%. The Bank funds its lending activities primarily with demand deposits, savings and time deposits obtained through our branch network. The Bank’s deposit products include demand deposit accounts, money market accounts, and savings accounts, time certificates of deposit and fixed maturity installment savings. The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof. Like most state-chartered banks of Center Bank’s size in California, it is not currently a member of the Federal Reserve System. As of December 31, 2005, the Bank had 46,492 deposit accounts with balances totaling approximately $1.5 billion. As of December 31, 2005, the Bank had $395.1 million or 27% in non-interest bearing demand deposits; $221.1 million or 15% in money market and NOW accounts; $81.7 million or 5% in savings accounts; $97.4 million or 7% in time deposits less than $100,000; and $685.3 million or 46% in time deposits of more than $100,000. As of December 31, 2005, the State of California had placed a deposit of $80 million with the Bank.

The Bank also offer international banking services activities such as letters of credit, acceptances and wire transfers, and merchant deposit services, travelers’ checks, debit cards, and safe deposit boxes.

In 2001, the Bank introduced Internet banking services to allow its customers to access their loan and deposit accounts through the Internet. Customers can obtain transaction history, account information, transfer funds between the Bank’s accounts and process bill payments. The Bank implemented real-time online Internet Banking on April 2005.

The Bank or the Company holds no patents or licenses (other than licenses required to be obtained from appropriate bank regulatory agencies), franchises, or concessions. The Bank’s business is generally not seasonal. Federal, state, or local environmental regulation has not had any material effect upon our capital expenditures, earnings, or competitive position.

For 2005, income from commercial loans secured by first deeds of trust on real estate properties, income from commercial loans, interest on investments and service charges on deposit accounts generated approximately 40%, 18%, 6% and 11%, respectively, of our total revenues. The Bank segregates its operations into three primary segments: Banking Operations, Trade Finance Services (“TFS”), and Small Business Administration Lending Services. Total assets as of December 31, 2005 attributable to Banking Operations totaled $1.4 billion, compared with $121.4 million for Trade Finance Services and $113.1 million for Small Business Administration Lending Services. For financial information about the Bank’s business segments, see footnote 21 of the consolidated financial statements included in Item 8 herein. The Bank is not dependent on a single customer or group of related customers for a material portion of our deposits or loans, nor is a material portion of our loans concentrated within a single industry or group of related industries. Most of our customers are concentrated in the greater Los Angeles area but efforts have been made in the last 18 months to diversify the geographic risk with Branches in Chicago and Seattle and LPO’s strategically located throughout the Country.

The Company has not engaged in any material research activities relating to the development of new services or the improvement of existing banking services during the last three fiscal years. However, the Bank, with its officers and employees, are engaged continually in marketing activities, including the evaluation and development of new services, which enable us to retain and improve our competitive position in our service area.

Recent Developments

On May 10, 2005, Center Bank entered into a memorandum of understanding (the “MOU”) with the FDIC and the California Department of Financial Institutions (the “DFI”). The MOU is an informal administrative agreement primarily concerning the Bank’s compliance with the Bank Secrecy Act (“BSA”) and related regulations. In accordance with the MOU, the Bank agreed to (i) implement a written action plan, policies and procedures, and comprehensive independent compliance testing to ensure compliance with all BSA-related rules and regulations; (ii) correct any apparent BSA violations previously identified by the FDIC; (iii) develop the expertise to ensure that generally accepted accounting principles and regulatory reporting guidelines are observed in all of the Bank’s financial transactions and reporting; and (iv) furnish written quarterly progress reports to the FDIC and the DFI detailing the form and manner of any actions taken to secure compliance with the MOU and the results thereof.

Management does not believe that the MOU will have a material impact on the Bank’s operating results or financial condition. However, if the DFI and FDIC determine that the Bank’s compliance with the MOU is not satisfactory, that determination will constrain our business. We have taken the measures that we deem necessary to correct the identified deficiencies and believe that the Bank is in substantial compliance with the MOU.

Recent Accounting Pronouncements

For information regarding the recently issued accounting standards, see Note 2, entitled “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements presented elsewhere herein.

Competition

The current banking business and intended future strategic market areas are highly competitive with respect to virtually all products and services and have become increasingly so in recent years. While the banking market in its primary market area is generally dominated by a relatively small number of major banks with many offices operating over a wide geographic area, the Bank’s direct competitors in the niche markets tend to be relatively smaller community banks, which also focus their business strategy on the Korean-American consumers and businesses.

There is a high level of competition within this specific market. In the greater Los Angeles metropolitan area, the Bank’s main competitors are locally owned and operated Korean-American banks and subsidiaries of Korean banks. The other competitors have branches located in many of the same neighborhoods as the Bank, provide similar types of products and services, and use the same Korean language publications and media for their marketing purposes.

A less significant source of competition in the Los Angeles metropolitan area are a small number of branches of major banks which maintain a limited bilingual staff for Korean-speaking customers. While such banks have not traditionally focused their marketing efforts on the Bank’s customer base in Southern California, the competitive influence of these major bank branches could increase in the event they choose to focus on this market.

Large commercial bank competitors have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to areas of highest yield and demand. Many of the major banks operating in our market area offer certain services, which the Bank does not offer directly (but some of which the Bank can offer through the use of correspondent institutions). By virtue of their greater total capitalization, such banks also have substantially higher lending limits than the Bank.

In addition to other banks, competitors include savings institutions, credit unions, and numerous non-banking institutions, such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer money market and mutual funds, wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. To the extent that the Bank is affected by more general competitive trends in the industry, those trends are towards increased consolidation and competition. Strong, unregulated competitors have entered banking markets with strategies directly targeted at the Bank’s customers. Many largely unregulated competitors are able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all-significant products. Consolidation of the banking industry has placed additional pressure on surviving community banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically, and the California market has been particularly attractive to out-of-state institutions.

Technological innovations have also resulted in increased competition in the financial services industry. Such innovations have, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously have been considered traditional banking products. In addition, many customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATM’S, self-service branches and/or in-store branches. In addition to other banks, other sources of competition for such hi-tech products include savings associations, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, and mortgage banking firms.

In order to compete with the other financial services providers, the Bank provides quality, personalized, friendly service and fast decision making to better serve our customers’ needs. For customers whose loan demands exceed the Bank’s lending limit, the Bank has attempted to establish relationships with correspondent banks for the development of such loans on a participation basis. The Bank also distinguishes itself within the Korean-ethnic community by expanding into geographic markets, which the Bank’s competitors have not reached. The Bank also maintains an international trade finance department to meet the growing needs of the business communities within our niche market. In order to compete on the technological front, the Bank offers Internet banking services to allow its customers to access their loan and deposit accounts through the Internet. Customers can obtain transaction history, account information, transfer funds between the Banks accounts and process bill payments.

The market for the origination of SBA loans is highly competitive. With respect to the origination of SBA loans, the Bank competes with other small, mid-size and major banks in the geographic areas in which our full service branches are located. The Bank also has nine loan production offices, all of which emphasize SBA loans. In addition, because these loans are largely broker-driven, the Bank also competes with banks located outside of our immediate geographic area. As the Bank has been designated a Preferred SBA Lender with the full loan approval authority on behalf of the SBA, our LPO’s are able to provide a faster response to loan requests than competitors, that are not Preferred SBA Lenders. In order to compete in this highly competitive market, the Bank places greater emphasis on making SBA loans to minority-owned businesses.

Unlike the market for the origination of SBA loans, the secondary market for SBA loans is currently a seller’s market. To date, the Bank has had no difficulty in the resale of SBA loans within the secondary market. However, there is no assurance that this condition will continue to last or that the secondary market for SBA loans will be available in the future.

Employees

As of December 31, 2005, the Bank had 327 full-time equivalent employees.

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

Regulation of Center Financial Corporation

Center Financial’s stock is traded on the Nasdaq National Market under the symbol CLFC, and as such the Company is subject to Nasdaq rules and regulations including those related to corporate governance. Center Financial is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”), which requires us to file annual, quarterly and other current reports with the SEC. The Company is also subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the Company’s Common Stock and short-swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements to the Company’s principal shareholders promulgated by the SEC under Section 13 of the Exchange Act.

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

Center Financial and Center Bank are deemed to be affiliates of each other within the meaning set forth in the Federal Reserve Act and are subject to Sections 23A and 23B of the Federal Reserve Act. This means, for example, that there are limitations on loans by the Bank to affiliates, and that all affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions at least as favorable to the Bank as would be available for non-affiliates.

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

Regulation of Center Bank

As a California state-chartered bank whose accounts are insured by the FDIC up to the maximum limits thereof, the Bank is subject to regulation, supervision and regular examination by the Department of Financial Institutions and the FDIC. In addition, while the Bank is not a member of the Federal Reserve System, the Bank is subject to certain regulations of the Federal Reserve Board. The regulations of these agencies govern most aspects of our business, including the making of periodic reports, and activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas. Supervision, legal action and examination by the FDIC are generally intended to protect depositors and are not intended for the protection of shareholders.

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

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the statements of financial condition as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2005 and 2004, the Bank’s Total Risk-Based Capital Ratios were 10.78% and 10.54%, respectively, and its Tier 1 Risk-Based Capital Ratios were 9.72% and 9.52%, respectively. As of December 31, 2005 and 2004, the consolidated Company’s Total Risk- Based Capital Ratios were 10.76% and 10.62%, respectively, and its Tier 1 Risk Based Capital Ratios were 9.70% and 9.59%, respectively.

The risk-based capital requirements also take into account concentrations of credit involving collateral or loan type and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy.

Additionally, the regulatory Statements of Policy on risk-based capital include exposure to interest rate risk as a factor that the regulators will consider in evaluating an institution’s capital adequacy, although interest rate risk does not impact the calculation of risk-based capital ratios. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from adverse movements in interest rates. While interest rate risk is inherent in a bank’s role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank or bank holding company.

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate such institutions and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banking institutions must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set, however, higher capital requirements when an institution’s particular circumstances warrant. As of December 31, 2005, all Center Financial’s regulatory ratios exceeded regulatory minimums.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 13.9% of the Company’s Tier I capital.

The following table sets forth the Company’s and the Bank’s capital ratios at December 31, 2005 and 2004:

Risk Based Ratios

	2005		2004
	Center Financial Corporation	Center Bank	Center Financial Corporation	Center Bank
Total Capital (to Risk-Weighted Assets)	10.76%	10.78%	10.62%	10.54%
Tier 1 Capital (to Risk-Weighted Assets)	9.70%	9.72%	9.59%	9.52%
Tier 1 Capital (to Average Assets)	8.21%	8.22%	9.13%	9.09%

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have defined by regulation the following five capital categories: “Well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%). As of December 31, 2005 and 2004, Center Bank was deemed “well capitalized” for regulatory purposes. A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank “undercapitalized.” Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). “Significantly undercapitalized” banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying bonuses or increasing compensation to senior executive officers without FDIC approval. Even more severe restrictions apply to critically undercapitalized banks. Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized, the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

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

In addition, banks must pay an amount, which fluctuates but is currently 1.32 cents per $100 of insured deposits, for the first quarter of 2006, towards the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. Recently enacted legislation potentially could affect the premium in the future.

In general, as long as the FDIC’s Bank Insurance Fund (‘BIF’) maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. If the BIF reserve ratio were to fall below that level, all insured banks would be required to pay premiums. In February 2006, the FDIC Reform Act of 2005 was signed into law.

This legislation, among other changes, will merge the BIF and the Savings Association Insurance Fund into one fund (the “Deposit Insurance Fund”), increase insurance coverage for retirement accounts to $250,000 and index the deposit insurance levels for inflation.

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

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the “Patriot Act”). Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds has been significant and wide ranging. The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transactions;

•	to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

The Patriot Act also requires all financial institutions to establish anti-money laundering programs, which must include, at minimum:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

To fulfill the requirements, the Bank added four additional full-time employees to its BSA Compliance Department and intensified due diligence procedures concerning the opening of new accounts. The Bank also implemented new systems and procedures to identify suspicious activity reports and report to FINCEN. The cost of additional staff in the BSA Compliance Department and the system enhancement described above was reflected in the statements of operations for the years ended December 31, 2005, 2004 and 2003.

The Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) was enacted to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of disclosures pursuant to the securities laws. Sarbanes-Oxley includes important new requirements for public companies in the areas of financial disclosure, corporate governance, and the independence, composition and responsibilities of audit committees. Among other things, Sarbanes-Oxley mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. In addition, penalties for non-compliance with the Exchange Act were heightened. SEC rules promulgated pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management, and include extensive additional disclosure, corporate governance and other related rules. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Company has incurred, and expects to continue to incur, significant costs in connection with its compliance with Sarbanes-Oxley, particularly with Section 404 thereof, which requires management to undertake an assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting and requires the Company’s auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls. SOX 404 compliance expenses, paid to third parties, were approximately $287,000 and $835,000 for 2005 and 2004, respectively.

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

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this Annual Report before making investment decisions concerning the Company’s common stock. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Bank or that the Bank currently believes are immaterial but may also impair the Bank’s business. If any of the events described in the following risk factors occur, the Bank’s business, results of operations and financial condition could be materially adversely affected. In addition, the trading price of the Company’s common stock could decline due to any of the events described in these risks.

Poor economic conditions in California may cause us to suffer higher default rates on our loans.

A substantial majority of the Bank’s loans are generated in the greater Los Angeles area in Southern California. As a result, any poor economic conditions in the Los Angeles area could cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. The Los Angeles area has, at times, experienced stagnant economic activity in line with slowdowns California.

Concentrations of real estate loans could subject us to increased risks in the event of a real estate recession or natural disaster.

Approximately $776.7 million or 63% of the Bank’s loan portfolio as of December 31, 2005, and $607.3 million or 59% of the Bank’s loan portfolio as of December 31, 2004, were concentrated in commercial real estate loans. Of this amount, $226.3 million represented loans secured by industrial buildings, and $127.1 million represented loans secured by retail shopping centers as of December 31, 2005. Although commercial loans generally provide for higher interest rates and shorter terms than single-family residential loans, such loans generally involve a higher degree of risk, as the ability of borrowers to repay these loans is often dependent upon the profitability of the borrowers’ businesses. An increase in the percentage of Nonperforming assets in commercial real estate, commercial and industrial loan portfolios may have a material impact on the Bank’s financial condition and results of operations, by reducing the Bank’s income, increasing the Bank’s expenses, and leaving less cash available for lending and other activities.

As the primary collateral for many of the Bank’s loans rests on commercial real estate properties, a downturn in real estate values in the greater Southern California region could negatively impact us by providing us with decreased collateral values in the Bank’s loan portfolio. In the early 1990s, the entire state of California experienced an economic recession, particularly impacting real estate values that resulted in increases in the level of delinquencies and losses for many of the state’s financial institutions. If any similar real estate recession affecting the Bank’s market areas should occur in the future, the security for many of the Bank’s loans could be reduced and the ability of many of the Bank’s borrowers to pay could decline. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding, could impair the value of the collateral the Bank holds for real estate secured loans and negatively impact the Bank’s results of operations. There is some concern California’s real estate market’s rapid appreciation rates may slow down in the future. The Southern California residential real estate market ended 2005 with new price peaks and a strong, but not record-breaking sales pace. If real estate sales and appreciation weakens, the Bank might experience an increase in the percentage of Nonperforming assets in its commercial real estate and commercial and industrial loan portfolios. Such an increase may have a material impact on the Bank’s financial condition and results of operations, by reducing the Bank’s income, increasing the Bank’s expenses, and leaving less cash available for lending and other activities.

The Bank has not experienced any deterioration in the commercial real estate loan portfolio during the 2005. However, there was an increase in charge-offs among construction loans, due to one large participated construction loan in the amount of $2.3 million in 2004. The construction associated with this loan has been completed and the hotel is operational. The borrower filed a bankruptcy petition to the court followed by a Chapter 11 Plan in July 2004. On November 3, 2004, the Court approved the Chapter 11 Plan. According to the

Plan, the participating group, of which the Company is a member, will be paid in 6 years. (See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition —Nonperforming Assets”).

The Bank may experience loan losses in excess of its allowance for loan losses.

The Bank maintains an allowance for loan losses at a level we believe is adequate to absorb any inherent losses in the loan portfolio. However, changes in economic, operating and other conditions, including changes in interest rates that are beyond the Bank’s control may cause its actual loan losses to exceed current allowance estimates. If the actual loan losses exceed the allowance for loan losses, it will hurt the Bank’s business. In addition, the FDIC and the California Department of Financial Institutions, as part of their supervisory functions, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to increase its provision for loan losses or to recognize further loan losses, based on their judgments, which may be different from those of the Bank’s management. Any increase in the allowance required by the FDIC or the Department of Financial Institutions could also hurt the Bank’s business.

The Bank tries to limit the risk that borrowers will fail to repay loans by carefully underwriting the loans. Losses nevertheless occur. The Bank establishes a loan loss allowance for probable losses inherent in the loan portfolio as of the statements of financial condition date. The Bank bases allowance on estimates of the following:

•	industry standards;

•	historical loss experience;

•	evaluation of current economic conditions;

•	assessment of risk factors for loans with exposure to the economies of South Korea and other Pacific Rim countries;

•	regular reviews of the quality mix and size of the overall loan portfolio;

•	regular reviews of delinquencies; and

•	the quality of the collateral underlying the Bank’s loans.

The Bank may have difficulty managing its growth.

The Bank’s total assets have increased to $1.7 billion as of December 31, 2005, from $1.3 billion and $1.0 billion as of December 31, 2004 and 2003, respectively. The Bank opened on average, two new branch offices from 2002 through 2005. The Bank intends to investigate other opportunities to open additional branches that would complement the Bank’s existing business as such opportunities may arise; however, the Bank can provide no assurance that it will be able to identify additional locations or open additional branches.

The Bank’s ability to manage its growth will depend primarily on its ability to:

•	monitor operations;

•	control costs;

•	maintain positive customer relations; and

•	attract, assimilate and retain qualified personnel.

If the Bank fails to achieve those objectives in an efficient and timely manner, the Bank may experience interruptions and dislocations in its business, which could substantially increase the expenses and negatively impact the ability to retain the Bank’s customers. In addition, such concerns may cause federal and state banking regulators to require us to delay or forgo any proposed growth until such problems have been addressed to the satisfaction of those regulators.

The Bank has found that growth by de novo branch banking in 2005 and prior years has temporarily increased the Bank’s overhead expenses as a percentage of its total assets. If the Bank continues to open additional branches, it expects to face similar increased costs.

The Bank’s earnings are subject to interest rate risk, especially if rates fall.

Banking companies’ earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets, such as loans and investment securities. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by the monetary policies of the Federal Reserve Board, the international interest rate environment, as well as by economic, regulatory and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of Nonperforming assets. Many of these factors are beyond the Bank’s control. Fluctuations in interest rates affect the demand of customers for products and services. The Bank is subject to interest rate risk to the degree that interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than interest-earning assets. Given current volume and mix of interest-bearing liabilities and interest-earning assets, interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. Therefore, significant fluctuations in interest rates may have an adverse or a positive effect on results of operations. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk.”

All of the Bank’s lending involves underwriting risks, especially in a competitive lending market.

At December 31, 2005, commercial real estate loans represented 63% of the Bank’s total loan portfolio; commercial lines and term loans to businesses represented 20% of the bank’s total loan portfolio; and SBA loans represented 4% of the bank’s total loan portfolio.

Real estate lending involves risks associated with the potential decline in the value of underlying real estate collateral and the cash flow from income producing properties. Declines in real estate values and cash flows can be caused by a number of factors, including adversity in general economic conditions, rising interest rates, changes in tax and other governmental and other policies affecting real estate holdings, environmental conditions, governmental and other use restrictions, development of competitive properties, and increasing vacancy rates. The Bank’s dependence increases the risk of loss both in the Bank’s loan portfolio and with respect to any other real estate owned when real estate values decline. The Bank seeks to reduce risk of loss through underwriting and monitoring procedures.

Commercial lending, even when secured by the assets of a business, involves considerable risk of loss in the event of failure of the business. To reduce such risk, the Bank typically takes additional security interests in other collateral, such as real property, certificates of deposit or life insurance, and/or obtains personal guarantees.

Specific risks associated with SBA lending are discussed in a separate risk factor below.

The Bank operates in a highly competitive market, and some of its competitors offer a broader range of services than the Bank provides, and have lower cost structures.

The banking business in the Bank’s current and intended future market areas is highly competitive with respect to virtually all products and services. While the banking market in our primary market area is generally dominated by a relatively small number of major banks with many offices operating over a wide geographic area, the main competitors include several locally owned and operated Korean-American banks and subsidiaries of one Korean bank. These other banks have branches located in many of the same neighborhoods as the Bank, provide similar types of products and services and use the same Korean language publications and media for their marketing purposes. There is a high level of competition within this specific market. While major banks have not historically focused their marketing efforts on the Korean-American customer base in Southern California, their competitive influence could increase in the future. Such banks have substantially greater lending limits than the Bank, offer certain services the Bank cannot, and often operate with “economies of scale” that result in lower operating costs than the bank can on a per loan or per asset basis. In addition to competitive factors impacting the bank’s specific market niche, the Bank is affected by more general competitive trends in the banking industry, including intra-state and interstate consolidation, competition from non-bank sources and technological innovations. Many of the Bank’s competitors have advantages conducting certain businesses and providing certain services, and there can be no assurance that the Bank will be able to compete successfully.

The Bank also competes with other financial institutions such as savings and loan associations, credit unions, thrift and loan companies, mortgage companies, securities brokerage companies and insurance companies located within and without the Bank’s service area and with quasi-financial institutions such as money market funds for deposits and loans. Financial services are increasingly offered over the Internet on a national and international basis, and the Bank competes with the providers of these services as well. Ultimately, competition can drive down the Bank’s interest margins and reduce profitability. It also can make it more difficult for us to continue to increase the size of the loan portfolio and deposit base. See “—Competition.”

The Company might not be able to continue to pay cash dividends in the future.

As a banking holding company, which currently has no significant assets other than the Company’s equity interest in Center Bank, the Company’s ability to pay dividends primarily depends upon the dividends the Company receives from Center Bank. The dividend practice of Center Bank, like the Company’s dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by Center Bank’s board of directors at that time. In addition, during any period in which Center Financial has deferred payment of interest otherwise due and payable on its subordinated debt securities, the Company may not make any dividends or distributions with respect to our capital stock. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

The Company paid quarterly cash dividends of 4 cents per share in 2005 and 2004 and currently plans to continue to pay cash dividends on a quarterly basis. However, the amount of any such dividend will be determined each quarter by our Board of Directors in its discretion, based on the factors described in the previous paragraph. No assurance can be given that future performance will justify the payment of dividends in any particular quarter. The Company is a legal entity separate and distinct from its subsidiaries. Substantially all of our revenue and cash flow, including funds available for the payment of dividends and other operating expenses, is dependent upon the payment of dividends to the Company by the Company’s subsidiaries. Dividends payable to the Company by Center Bank are restricted under California and federal laws and regulation. See “Item 5, Market for Common Equity and Related Shareholder Matters—Dividends.”

The Bank has specific risks associated with Small Business Administration loans.

The Bank realized $2.5 million, $4.2 million, and $2.7 million, respectively, in 2005 and in 2004 and 2003, in gains recognized on secondary market sales of the Bank’s SBA loans. The Bank has regularly sold the guaranteed portions of these loans in the secondary market in previous years. However, the Company initiated the sale of the unguaranteed portion of SBA loans during the third quarter of 2004. The Bank can provide no assurance that it will be able to continue originating these loans, or that a secondary market will exist for, or that it will continue to realize premiums upon the sale of the SBA loans. The federal government presently guarantees 75% to 80% of the principal amount of each qualifying SBA loan. The Bank can provide no assurance that the federal government will maintain the SBA program, or if it does, that such guaranteed portion will remain at its current funding level. Furthermore, the Bank can provide no assurance that it will retain the preferred lender status, which, subject to certain limitations, allows us to approve and fund SBA loans without the necessity of having the loan approved in advance by the SBA, or that if it does, the federal government will not reduce the amount of such loans. The Bank believes that the SBA loan portfolio does not involve more than a normal risk of collectibility. However, since the Bank has sold some of the guaranteed portions of the SBA loan portfolio, the

Bank incurs a pro rata credit risk on the non-guaranteed portion of the SBA loans since the Bank shares pro rata with the SBA in any recoveries. In the event of default on an SBA loan, pursuit of remedies against a borrower would be subject to SBA approval, and where the SBA establishes that its loss is attributable to deficiencies in the manner in which the loan application has been prepared and submitted, the SBA may decline to honor its guarantee with respect to the SBA loans or it may seek the recovery of damages from us. The SBA has never declined to honor its guarantees with respect to its SBA loans, although no assurance can be given that the SBA would not attempt to do so in the future. (See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio—Small Business Administration (SBA) Loans.”)

Another economic downturn in South Korea could cause us to incur losses with respect to certain of loans and credit transactions, exposed to the Korean Economy.

Because a significant portion of the Bank’s customer base is Korean-American, the Bank has historically had exposure to the Korean economy with respect to certain of the loans and credit transactions. The Bank has historically made four types of credit extensions involving direct exposure to the South Korean economy: (i) commercial loans to U.S. affiliates, subsidiaries, or branches of companies located in South Korea (“ Korean Affiliate Loans”), (ii) unused commitments for loans to affiliates of Korean companies, (iii) acceptances by South Korean banks, and (iv) loans against standby letters of credit issued by South Korean banks. The Bank also has indirect exposure to the economies of various Pacific Rim countries because the Bank provides short term trade financing to local import and/or export businesses in connection with issuing letters of credit to overseas suppliers/sellers, as well as making working capital and other business loans to such businesses, some of which could be hurt by a downturn in the economies of such countries. The Korean economy and its capital markets suffered significant downturns in late 1997 and early 1998, and the Bank had one Korean Affiliate Loan for $2 million that had to be charged off in 1997 because such customer was directly impacted by the problems in South Korea. Since that time the Bank fully recovered all $2.0 million. This one charge-off in 1997 represented in excess of 42.7% of the Bank’s total charge-offs in 1997. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Nonperforming Assets, Allowance for Loan Losses and Market Risk/Interest Rate Risk Management.” Since that time, the Bank has been closely monitoring the exposure to the Korean economy and those of other Pacific Rim countries and has taken steps to reduce the exposure and to make sure that the allowance for loan losses is adequate to absorb any losses that might occur if problems were to arise again in South Korea or those other countries. However, another severe downturn in the Korean economy or in the economies of other Pacific Rim countries could cause the Bank to incur significant credit losses.

The Company and Bank’s directors and executive officers control a large amount of the Company’s stock, and shareholder’s interests may not always be the same as those of the board and management.

As of December 31, 2005, the Company’s directors and executive officers together with their affiliates, beneficially owned approximately 26.83% of Company’s outstanding voting stock (not including vested option shares). As a result, if all of these shareholders were to take a common position, they would be able to significantly affect the election of directors as well as the outcome of most corporate actions requiring shareholder approval, such as the approval of mergers or other business combinations. Such concentration may also have the effect of delaying or preventing a change in control of Center Financial.

In some situations, the interests of the Company’s directors and executive officers may be different from the shareholders. However, the Company’s Board of Directors and executive officers have a fiduciary duty to act in the best interests of the shareholders, rather than in their own best interests, when considering a proposed business combination or any of these types of matters.

Provisions in the Company’s Articles of Incorporation will delay or prevent changes in control of the Company or the Company’s management include:

•	staggered terms of office for members of the board of directors;

•	the elimination of cumulative voting in the election of directors; and

•	a requirement that the Company’s Board of Directors consider the potential social and economic effects on the Bank’s employees, depositors, customers and the communities served as well as certain other factors, when evaluating a possible tender offer, merger or other acquisition of Center Financial.

These provisions make it more difficult for another company to acquire the Company, which could reduce the market price of the company’s common stock and the price that the shareholder may ultimately receive when their stock is sold.

The Company is involved in litigation.

From time to time, the Company is involved in litigation. If litigation arises against us, the Company will vigorously enforce and defend its rights. Litigation may result in significant expense to us and divert the efforts of the Company’s management personnel from their day-to-day responsibilities. In addition, in the event of an adverse result in litigation, the Company could also be required to pay substantial damages. The Company is currently a party to a lawsuit entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. As a result, the Company’s defense of this lawsuit, regardless of its eventual outcome, will likely be costly and time consuming. For a more detailed discussion of this lawsuit, see “Item 3, Legal Proceedings”.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Properties

The Bank and Company’s headquarters are located at 3435 Wilshire Boulevard, Los Angeles, California 90010. The Bank leases approximately 23,188 square feet, which includes a ground floor branch and administrative offices located on the seventh floor of the building. The initial lease term will expire in 2006. The Bank has options to renew the lease for two additional terms of five years each.

As of December 31, 2005, the Bank operated full-service branches at thirteen leased locations (including the branch described in the previous paragraph). Expiration dates of the bank’s leases range from March 2006 to September 2019. Certain properties currently leased have renewal options, which could extend the use of the facility for additional specified terms. In the opinion of Management, all properties are adequately covered by insurance. All of the Bank’s existing facilities are considered adequate for its present and anticipated future use.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Bank is a party to claims and legal proceedings arising in the ordinary course of business. With the exception of the potentially adverse outcome in the litigation described in the next three paragraphs, after taking into consideration information furnished by counsel as to the current status of these claims and proceedings, we do not believe that the aggregate potential liability resulting from such proceedings would have a material adverse effect on our financial condition or results of operation.

On or about March 3, 2003, the Bank was served with a complaint filed by Korea Export Insurance Corporation (“KEIC”) in Orange County, California Superior Court, naming the Bank as one of several defendants. KEIC is seeking to recover alleged losses from a number of parties involved in international trade transactions that gave rise to bills of exchange financed by various Korean Banks but not ultimately paid. KEIC is seeking to recover damages of approximately $56 million based on a claim that the Bank, in its capacity as a presenting bank for these bills of exchange, acted negligently in presenting and otherwise handling trade documents for collection.

On November 10, 2005, the Orange County Superior Court dismissed all claims of KEIC against the Bank on the grounds that federal courts have exclusive jurisdiction over KEIC’s claims against the Bank. KEIC has appealed the dismissal; and, in addition, has filed a new claim against the Bank in federal court.

The Bank intends to continue to vigorously defend both the state court appeal and this new federal claim. However, we cannot predict the outcome of this litigation, and it will be expensive and time-consuming to defend. One of the Bank’s insurance companies, BancInsure, has informed the Bank that there is coverage for a portion of the defense. While it is possible that the claims may ultimately be determined to be covered by insurance, BancInsure has reserved its rights to determine whether coverage exists and ultimately may deny coverage. If the outcome of this litigation is adverse to the Bank, and the Bank is required to pay significant monetary damages, our financial condition and results of operations are likely to be materially and adversely affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER

                PURCHASES OF EQUITY SECURITIES

Trading History

Center Financial’s Common Stock has been listed on the Nasdaq National Market since October 29, 2002 (the day after the completion of the holding company reorganization). The information in the following table indicates the high and low “bid” and “asked” quotations and approximate volume of trading for the Company’s common stock for the periods indicated, based upon information provided by the Nasdaq Stock Market, Inc. The high and low quotations have been adjusted to give effect to the two-for one stock split paid on March 2, 2004.

Calendar Quarter Ended	Bid and ask quotation of the Company’s Common Stock		Approximate Trading Volume
	High	Low
March 31, 2004	$16.08	$15.65	2,844,500
June 30, 2004	15.17	14.86	1,466,800
September 30, 2004	19.16	18.88	2,987,000
December 31, 2004	20.20	19.94	4,955,800
March 31, 2005	18.67	17.52	7,043,000
June 30, 2005	25.49	24.78	7,968,500
September 30, 2005	23.89	23.25	6,505,000
December 31, 2005	25.80	25.01	3,507,800

Holders

As of December 31, 2005, there were approximately 144 shareholders of record of the common stock, and about 1,476 street name holders.

Dividends

As a banking holding company, which currently has no significant assets other than the Company’s equity interest in Center Bank, the Company’s ability to pay dividends primarily depends upon the dividends received from Center Bank. The dividend practice of Center Bank, like the Company’s dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by Center Bank’s board of directors at that time. In addition, during any period in which it has deferred payment of interest otherwise due and payable on its subordinated debt securities, Center Financial may not make any dividends or distributions with respect to its capital stock. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

Beginning in October 2003, Center Financial commenced a new dividend policy paying quarterly cash dividends to its shareholders. In accordance with this policy, the Company paid a cash dividend of 4 cents per share in May 2005, August 2005, October 2005 and January 2006, respectively. The Company plans to continue to pay quarterly cash dividends in the future, provided that such dividends allow the Company to continue to meet regulatory capital requirements and are not overly restrictive to its growth capacity. However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividend. Prior to October 2004, the Company had been reinvesting its earnings into its capital in order to support the Company’s continuous growth through the payment of stock rather than cash dividends.

Center Bank’s ability to pay cash dividends is also subject to certain legal limitations. Under California law, banks may declare a cash dividend out of their net profits up to the lesser of retained earnings or the net income for the last three fiscal years (less any distributions made to shareholders during such period), or with the prior written approval of the Commissioner of Financial Institutions, in an amount not exceeding the greatest of (i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year, or (iii) the net income of the Bank for its current fiscal year. In addition, under federal law, banks are prohibited from paying any dividends if after making such payment they would fail to meet any of the minimum regulatory capital requirements. The federal regulators also have the authority to prohibit banks from engaging in any business practices which are considered to be unsafe or unsound, and in some circumstances the regulators might prohibit the payment of dividends on that basis even though such payments would otherwise be permissible.

The Company’s ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows us to pay dividends to the Company’s shareholders if the Company’s retained earnings equal at least the amount of the proposed dividend. If the Company does not have sufficient retained earnings available for the proposed dividend, the Company may still pay a dividend to the Company’s shareholders if it meets two conditions after giving effect to the dividend. Those conditions are generally as follows: (i) the Company’s assets (exclusive of goodwill and deferred charges) would equal at least 1 1/4 times the Company’s liabilities; and (ii) the Company’s current assets would equal at least the Company’s current liabilities or, if the average of the Company’s earnings before taxes on income and before interest expense for two preceding fiscal years was less than the average of the Company’s interest expense for such fiscal years, then the Company’s current assets must equal at least 1 1/4 times the Company’s current liabilities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2005, with respect to options outstanding and available under our 1996 Stock Option Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	638,804	$13.38	936,389

Issuer Purchase of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial information, concerning the Company, which should be read in conjunction with the Company’s audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. All per share information has been adjusted for stock splits and dividends declared by the Company from time to time, including the two-for-one stock split paid on March 2, 2004.

	As of and For the Year Ended December 31,[8,9]
	2005	2004	2003	2002	2001
	(Dollars in thousands, except share data)
STATEMENTS OF OPERATIONS:
Interest income	$92,825	$57,508	$41,712	$36,583	$36,058
Interest expense	29,467	15,381	11,643	11,044	13,749

Net interest income before provision for loan losses	63,358	42,127	30,069	25,539	22,309
Provision for loan losses	3,370	3,250	2,000	2,100	1,200

Net interest income after provision for loan losses	59,988	38,877	28,069	23,439	21,109
Noninterest income	20,531	20,558	16,552	13,788	10,686
Noninterest expense	40,825	36,823	26,031	20,551	19,881

Income before income tax expenses	39,694	22,612	18,590	16,676	11,914
Income tax expense	15,091	8,388	6,798	6,245	4,266

Net income	$24,603	$14,224	$11,792	$10,431	$7,648

SHARE DATA:
Net income per share:
Basic	$1.50	$0.88	$0.75	$0.70	$0.53
Diluted	1.48	0.86	0.73	0.68	0.51
The weighted average common shares outstanding:[2]
Basic	16,375,823	16,157,581	15,675,650	14,921,998	14,440,779
Diluted	16,702,023	16,525,865	16,184,253	15,347,120	14,854,596
STATEMENTS OF FINANCIAL CONDITION:
Total assets	$1,661,003	$1,338,114	$1,027,366	$818,624	$586,673
Total investment securities	236,075	168,423	125,516	156,739	109,446
Net loans[3]	1,219,149	1,010,473	717,008	521,217	372,044
Total deposits	1,480,556	1,165,536	867,865	727,020	525,370
Total shareholders’ equity	112,714	90,720	78,261	65,284	51,390

[1]	Inasmuch as the Company did not acquire the outstanding shares of Center Bank until October 2002, the financial information contained throughout this Annual Report for 2001 is for Center Bank only. Information for 2005 through 2002 is for the Company on a consolidated basis unless otherwise stated.
[2]	As adjusted to give retroactive effect to stock splits and dividends.
[3]	Net loans represent total gross loans less the allowance for loan losses, deferred fees, and discount on SBA loans.

	As of and For the Year Ended December 31,[8,9]
	2005	2004	2003	2002	2001
PERFORMANCE RATIOS:
Return on average assets[1]	1.69%	1.22%	1.33%	1.55%	1.50%
Return on average equity[2]	24.04	16.89	16.47	18.15	16.09
Net interest spread[3]	3.90	3.39	3.11	3.37	3.46
Net interest margin[4]	4.77	3.98	3.72	4.15	4.84
Efficiency ratio[5]	48.67	58.74	55.84	52.26	60.25
Net loans to total deposits at period end	82.34	86.70	82.62	71.69	70.82
CAPITAL RATIOS
Leverage capital ratio
Consolidated Company	8.21%	9.13%	10.87%	9.63%	9.24%
Center Bank	8.22	9.09	10.83	9.60	9.24
Tier 1 risk-based capital ratio
Consolidated Company	9.70	9.59	11.77	10.50	11.82
Center Bank	9.72	9.52	11.72	10.47	11.82
Total risk-based capital ratio
Consolidated Company	10.76	10.62	12.86	11.60	13.07
Center Bank	10.78	10.54	12.81	11.58	13.07
ASSET QUALITY RATIOS
Non-performing loans to total loans[6]	0.24%	0.34%	0.46%	0.46%	0.39%
Non-performing assets[7] to total loans and other real estate owned	0.24	0.34	0.46	0.46	0.56
Net (recoveries) charge-offs to average total loans	0.06	0.09	(0.01)	0.19	0.68
Allowance for loan losses to total gross loans	1.12	1.10	1.21	1.28	1.47
Allowance for loan losses to nonperforming loans	471	327	265	278	379

[1]	Net income divided by average total assets.
[2]	Net income divided by average shareholders’ equity.
[3]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
[4]	Represents net interest income as a percentage of average interest-earning assets.
[5]	Represents the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income.
[6]	Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more and restructured loans.
[7]	Nonperforming assets consist of nonperforming loans and other real estate owned.
[8]	Figures throughout this Management’s Discussion and Analysis have been rounded for purposes of simplicity and consistency with the tabular information presented.
[9]	Inasmuch as the Company did not acquire the outstanding shares of Center Bank until October 2002, the financial information contained throughout this Annual Report for 2001 is for Center Bank only. Information for 2005 through 2002 is for the Company on a consolidated basis.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                 RESULTS OF OPERATIONS

This discussion presents Management’s analysis of the financial condition and results of operations of the Company as of and for each of the years in the three-year period ended December 31, 2005, and include the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with the financial statements of the Company and the notes related thereto which appear elsewhere in this Form 10-K Annual Report (See Item 8 below). All share and per share information, set forth herein has been adjusted to reflect stock splits and stock dividends declared by the Company from time to time, including the two-for-one stock split paid on March 2, 2004.

Critical Accounting Policies

Accounting estimates and assumptions discussed in this section are those that the Company considers to be the most critical to an understanding of the Company’s financial statements because they inherently involve significant judgments and uncertainties. The financial information contained in these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. These critical accounting policies are those that involve subjective decisions and assessments and have the greatest potential impact on the Company’s results of operations. Management has identified its most critical accounting policies to be those relating to the following: investment securities, loan sales, allowance for loan losses, interest rate swaps and share-based compensation. The following is a summary of these accounting policies. In each area, the Company has identified the variables most important in the estimation process. The Company has used the best information available to make the estimations necessary to value the related assets and liabilities. Actual performance that differs from the Company’s estimates and future changes in the key variables could change future valuations and impact net income.

Investment Securities

The classification and accounting for investment securities are discussed in detail in Note 2 of the consolidated financial statements presented elsewhere herein. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on the Bank’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas for available-for-sale securities, they are recorded as a separate component of stockholders’ equity (accumulated comprehensive other income or loss) and do not affect earnings until realized. The fair values of the Bank’s investment securities are generally determined by reference to quoted market prices and reliable independent sources. The Bank is obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to the Bank’s investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. Aside from the Fannie Mae and Freddie Mac preferred stocks that were determined to be impaired and written down as of December 31, 2004, the Bank did not have any other investment securities that were deemed to be “other-than-temporarily” impaired as of December 31, 2005. Investment securities are discussed in more detail in Note 3 to the consolidated financial statements presented elsewhere herein.

Loan Sales

Certain Small Business Administration (“SBA”) loans that the Bank has the intent to sell prior to maturity are designated as held for sale at origination and are recorded at the lower of cost or market value, on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the premium on sale of SBA loans is recognized as other operating income at the time of the sale. The remaining portion of the premium (relating to the portion of the loan retained) is deferred and amortized over the remaining life of the loan as an adjustment to yield. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are recorded based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate plus 1 to 2%. Servicing assets are amortized in proportion to and over the period of estimated future servicing income. Management periodically evaluates the servicing asset for impairment, which is the carrying amount of the servicing asset in excess of the related fair value. Impairment, if it occurs, is recognized in a write down in the period of impairment.

Allowance for Loan Losses

The Bank’s allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Bank’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in the Bank’s markets and, in particular, the state of certain industries. Size and complexity of individual credits, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in its methodologies. As the Bank adds new products, increases the complexity of the loan portfolio, and expands the geographic coverage, the Bank will enhance the methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have significant impact to the loan loss calculation. The Bank believes that its methodologies continue to be appropriate given its size and level of complexity. Detailed information concerning the Bank’s loan loss methodology is contained in “Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations—Allowance for Loan Losses.”

Interest Rate Swaps

As a part of its asset and liability management strategy the Bank has included derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations. The Company’s interest rate swaps were intended to constitute cash flow hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, when effectiveness testing at the beginning of each quarter shows that they are effective. In accordance with SFAS No. 133, such interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The Company is not currently intending to hedge in accordance to SFAS No. 133. When such swaps qualify for hedge accounting treatment, the change in the fair value of the swaps is recorded as a component of accumulated other comprehensive income in shareholders’ equity . However, if the swaps do not qualify for hedge accounting treatment, then the change in the fair value of the swaps is recorded as a gain or loss directly to the consolidated statements of operations as a part of non-interest expense. The Company does not use hedge accounting treatment to account for its interest rate swaps. Therefore, the difference between the market and book value of these instruments is included in current earnings. During 2005, a mark to market loss of $306,000 was recognized, compared to a mark to market loss of $1,800,000 and a gain of $376,000 for 2004 and 2003, respectively.

The Company, in compliance with SFAS 133, includes the swap settlement payments in Interest Income when hedge accounting treatment is used and in Non Interest Expense when hedge accounting treatment is not used.

Share-based Compensation

The Company has adopted SFAS No. 123 (as amended by SFAS No. 148), Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based employee compensation plans. The standards include the recognition of compensation expense over the vesting period of the fair value of stock-based awards on the date of grant. SFAS No. 123 permits entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provide only the pro forma net income and pro forma net earnings per share disclosures as if the fair-value based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense for fixed options would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 in accounting for its stock option plan and provide the pro forma disclosure requirements of SFAS No. 148, as amended, in the footnotes to its consolidated financial statements.

Executive Overview

The Company reported solid growth in loans and deposits for the year ended December 31, 2005. Consolidated net income for the year ended December 31, 2005 was $24.6 million, or $1.48 per diluted share compared to $14.2 million, or $0.86 per diluted share in 2004 and $11.8 million or $0.73 per diluted share in 2003. (All per share figures have been adjusted to reflect the two-for-one stock split paid on March 2, 2004.) The Company’s improvement in 2005 earnings compared to the same period in 2004 represents an increase of 73%. The following were significant factors related to 2005 results as compared to 2004:

•	Due to the strong loan and deposit growth, helped by market rate hikes, the Company’s net interest income before provision increased by 51% to $63.4 million for the year ended 2005 versus 2004.

•	The Company’s revenue for the year ended December 31, 2005 increased by 45% to $113.4 million as compared to the prior year because of the loan production and higher interest rates over the time period.

•	Return on average equity improved to 24.04% in 2005, from 16.89% in 2004.

•	The Company’s net interest margin advanced to 4.77% in 2005 as compared to 3.98% in the comparable period of 2004, mainly due to market rate hikes by Federal Reserve Board.

•	During 2005, the Bank recorded loan growth in commercial real estate loans, commercial business loans and trade finance loans Net loans grew 20% to $1.2 billion during 2005. Commercial real estate, commercial business loans and trade finance loans increased by 28%, 16% and 8%, respectively, as compared to year-end 2004.

•	Total deposits increased by 27% during 2005. The most significant increase in deposits since December 31, 2004 was a $249.0 million increase in time deposits. The Company’s low cost demand deposits also increased by $47.9 million during the twelve months ended December 31, 2005 as a result of promotional activities to attract new demand deposits.

•	Net Loans to Total Deposits declined from 86.7% at December 31, 2004 to 82.3% at December 31, 2005, which resulted from a 27% increase in deposits versus a 20% increase for Loans over the same period.

The Company’s financial condition and liquidity remain strong. The following are important factors in understanding the Bank’s financial condition and liquidity:

•	Because of continued improvement in the Company’s asset quality, the ratio of non-accrual loans to total loans decreased to 0.24% at December 31, 2005 as compared to 0.34% at December 31, 2004.

•	The Bank expanded the Bank’s geographic reach by opening a new branch and LPOs in Atlanta, Honolulu, Houston and Dallas in the third and fourth quarter of 2004 and their production impacted the results of 2005. Additionally, in 2005 the Company opened new branches in Seattle, Washington and Irvine, California and relocated its Chicago branch. Production from these branches had a positive impact on the Bank’s growth .

•	The Bank’s total assets continued their rapid growth and reached $1.7 billion at December 31, 2005, an increase of 24% over December 31, 2004.

•	Under the regulatory framework for prompt corrective action, the Bank continues to be “well-capitalized”.

•	The Company declared its quarterly cash dividend of $0.04 per share in March 2005, June 2005, September 2005 and December 2005 or $0.16 for the year ended December 31, 2005.

•	All liquidity measures at December 31, 2005 met or exceeded the same measures at December 31, 2004.

Results of Operations

Net Interest Income

The Company’s earnings depend largely upon its net interest income, which is the difference between the income received from its loan portfolio and other interest-earning assets and the interest paid on its deposits and other liabilities. The Company’s net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company’s net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Bank’s loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond the Bank’s control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the Federal Reserve Board. Interest rates on deposits are affected primarily by rates charged by competitors.

Net interest income was $63.4 million, $42.1 million, and $30.1 million for the years ended December 31, 2005, 2004, and 2003, respectively. The increase in net interest income of $21.3 million, or 50%, in 2005 was principally due to increases in average gross loans by $243.7 million and offset by an increase in average deposits by $258.1 million. Further, Federal Reserve Board Policy resulted in a substantial increase in market rates. This positively affected interest income because the Bank’s loan portfolio’s is generally more sensitive to market movements in rate changes than the deposit portfolio.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and interest paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume), (ii) changes in interest rates (rate), and (iii) changes in both rate and volume (rate/volume):

	Year Ended December 31, 2005 vs. 2004 Increase (Decrease) Due to change In				Year Ended December 31, 2004 vs. 2003 Increase (Decrease) Due to change In
	Volume	Rate	Rate / Volume	Total	Volume	Rate	Rate / Volume	Total
	(Dollars in thousands)
Earning Assets
Interest Income:
Loans[1]	$14,607	$14,142	$3,942	$32,691	$15,184	$637	$265	$16,086
Federal funds sold	(260)	941	(369)	312	196	67	36	299
Taxable investment securities	1,910	342	182	2,434	(307)	(64)	5	(366)
Tax-advantaged securities[2]	(169)	(99)	30	(238)	(81)	(101)	11	(171)
Equity stocks	60	9	10	79	125	(6)	(15)	104
Money market funds and interest-earning deposits	(95)	400	(266)	39	(159)	5	(2)	(156)

Total earning assets	16,053	15,735	3,529	35,317	14,958	538	300	15,796

Deposits and borrowed funds
Interest Expense:
Money market and super NOW accounts	191	887	58	1,136	489	145	31	665
Savings deposits	376	104	18	498	408	157	41	606
Time deposits	3,310	6,086	2,226	11,622	2,510	(604)	(205)	1,701
Other borrowings	221	441	(213)	449	101	(85)	(18)	(2)
Long-term subordinated debentures		381		381	765	1	2	768

Total interest-bearing liabilities	4,098	7,899	2,089	14,086	4,273	(386)	(149)	3,738

Net interest income	$11,955	$7,836	$1,440	$21,231	$10,685	$924	$449	$12,058

[1]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in loan income were approximately $1.3 million, $198,000, and $430,000, for the years ended December 31, 2005, 2004, and 2003, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.
[2]	Yield on tax-advantaged income has been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Net Interest Margin

Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. The net interest margins for the years ended December 31, 2005, 2004, and 2003 were 4.77%, 3.98%, and 3.72%, respectively. The 79 basis point increase in net interest margin in 2005 was primarily due to increases in market rates set by the Federal Reserve Board. The average yield on loans for the twelve months of 2005 increased to 7.66% compared to 6.03% for the like period in 2004, an increase of 79 basis points.

During 2005, the yield on average interest-earning assets increased to 6.98% or 155 basis points from 5.43% in 2004, as a result of interest rate hikes in 2005. The average investment portfolios for the twelve months of

2005 and 2004 were $179.7 million and $126.3 million, respectively. The average yields on the investment portfolio as of the twelve months of 2005 and 2004 were 3.53% and 3.28%, respectively. Similarly, the Company’s overall cost of funds increased to 3.08% or 104 basis points at December 31, 2005 from 2.04% in 2004. The cost of funds increased because of the interest rates increases by the Federal Reserve and a change in the relationship of Time Deposits and Demand Deposits. Average Noninterest Bearing Demand Deposits increased $66.0 million or 21% during 2005 whereas average time deposits increased $167.9 million or 37% for the same time period. For the twelve months of 2005, average money market and NOW and average savings accounts grew $24.2 million or 9% as compared to the like period in 2004. The average yield on savings for the twelve months of 2005 increased 15 basis points to 3.36% as compared to 3.21% for the same period in 2004, mainly due to an increase in the volume of higher rate installment savings accounts.

Comparing 2004 to 2003, the Company’s net interest margin increased 26 basis points to 3.98% from 3.72%. The 26 basis point increase in net interest margin in 2004 was primarily due to the increases in the federal funds rate by the Federal Reserve during 2004.

During 2004, the yield on average interest-earning assets increased to 5.43% or 27 basis points from 5.16% in 2003, as a result of the increases in the federal funds rate by the Federal Reserve during 2004 This had a direct impact on the prime rate, to which the majority of the Company’s loans are tied, which was at its lowest rate in several decades during 2003.

The following table shows the Company’s average balances of assets, liabilities and shareholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

Distribution, Rate and Yield Analysis of Net Income

	For the Years Ended December 31,
	2005			2004			2003
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans[1]	$1,111,087	$85,102	7.66%	$868,915	$52,411	6.03%	$612,779	$36,325	5.93%
Federal funds sold	29,316	974	3.32	48,241	662	1.37	31,329	363	1.16
Taxable investment securities:
U.S. Treasury	1,068	47	4.40	2,095	98	4.68	2,195	98	4.46
U.S. Governmental agencies and U.S. Government sponsored enterprise debt securities	81,180	2,563	3.16	42,678	1,192	2.79	38,994	1,343	3.44
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	69,373	2,631	3.79	48,001	1,641	3.42	55,410	1,792	3.23
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-back securities	710	33	4.65	—	—	—	3,903	77	1.97
Municipal securities	101	6	5.94	102	6	5.88	102	6	5.88
Other securities[2]	15,659	743	4.74	16,840	652	3.87	18,333	639	3.49

Total taxable investment securities:	168,091	6,023	4.79%	109,716	3,589	3.27%	118,937	3,955	3.33%
Tax-advantage investment securities[3]
Municipal securities	5,687	234	6.33	5,407	223	6.35	5,954	255	6.59
Others—U.S. Government sponsored enterprise preferred stock	5,906	87	2.03	11,201	336	4.13	12,720	475	5.14

Total tax-advantage investment securities	11,593	321	4.14	16,608	559	4.85	18,674	730	5.60
Equity Stocks	4,903	224	4.57	3,534	145	4.10	907	41	4.52
Money market funds and interest-earning deposits	4,097	181	4.42	12,274	142	1.16	26,205	298	1.14

Total interest-earning assets	$1,329,087	$92,825	6.98%	$1,059,288	$57,508	5.43%	$808,831	$41,712	5.16%

Non-interest earning assets:
Cash and due from banks	73,735			63,153			48,362
Bank premises and equipment, net	12,905			11,301			10,584
Other real estate owned	—			—			—
Customers’ acceptances outstanding	5,228			5,947			3,723
Accrued interest receivables	5,295			3,529			3,274
Other assets	27,232			24,743			10,992

Total noninterest-earning assets	124,395			108,673			76,935

Total Assets	$1,453,482			$1,167,961			$885,766

[1]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in loan income were approximately $1.3 million, $198,000, and $430,000, for the years ended December 31, 2005, 2004, and 2003, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.
[2]	Other securities include U.S. government asset-backed securities, corporate trust preferred securities, and corporate debt securities.
[3]	Yield on tax-advantaged income has been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Distribution, Rate and Yield Analysis of Net Income

	For the Year Ended December 31,
	2005			2004			2003
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
	(Dollars in thousands)
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$204,727	$4,055	1.98%	$192,207	$2,919	1.52%	$157,956	$2,254	1.43%
Savings	79,210	2,663	3.36	67,501	2,165	3.21	53,487	1,558	2.91
Time certificates of deposit in: denominations of $100,000 or more	539,410	18,262	3.39	379,831	7,572	1.99	260,845	5,599	2.15
other time certificates of deposit	86,796	2,396	2.76	78,490	1,464	1.87	80,661	1,737	2.15

	910,143	27,376	3.01	718,029	14,120	1.97	552,949	11,148	2.02
Other borrowed funds	26,799	938	3.50	18,484	489	2.65	15,356	491	3.20
Long-term subordinated debentures	18,557	1,153	6.21	18,557	772	4.09	99	4	4.10

Total interest-bearing liabilities	$955,499	$29,467	3.08%	$755,070	$15,381	2.04%	$568,404	$11,643	2.05%

Noninterest-bearing liabilities:
Demand deposits	381,566			315,541			235,526
Other liabilities	14,093			13,111			10,243

Total non-interest bearing liabilities	395,659			328,652			245,769
Shareholders’ equity	102,324			84,239			71,593

Total liabilities and shareholders’ equity	$1,453,482			$1,167,961			$885,766

Net interest income		$63,358			$42,127			$30,069

Net interest spread[1]			3.90%			3.39%			3.11%
Net interest margin[2]			4.77%			3.98%			3.72%

Ratio of average interest-earning assets to interest-bearing liabilities			139.10%			140.29%			142.30%

[1]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
[2]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The decrease in the ratio of average interest earning assets to interest bearing liabilities to 139.1% for the year ended December 31, 2005 from 140.3% for the year ended December 31, 2004, was primarily due to an increase of approximately $270 million in interest bearing assets for the year predominately from the growth in the loan and investment portfolio. Whereas the increase in the interest bearing liabilities increased $200 million as a result of the growth relating to time deposits. The Bank increased its investment in affordable housing partnerships by $624,000 to $4.5 million at December 31, 2005 from $3.9 million in 2004. The Company recorded $375,000 in noninterest income for 2005 related to its investment in BOLI (See “ Noninterest Income”).

Provision for Loan Losses

For the year ended December 31, 2005, the provision for loan losses was $3.4 million, compared to $3.3 million and $2.0 million for 2004 and 2003, respectively. During 2005 net charge-offs were $726,000 as compared to $827,000 in 2004. While Management believes that the allowance for loan losses of 1.1% of total loans was adequate at December 31, 2005, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio. The procedures for monitoring the adequacy of the Allowance, as well as detailed information concerning the allowance itself, are included below under “—Allowance for Loan Losses”.

Noninterest Income

Noninterest income decreased 0.1% or $27,000 to $20.5 million for the year ended December 31, 2005 compared to $20.6 million for the year ended December 31, 2004. The primary sources of recurring noninterest income continue to be customer service fee charges on deposit accounts, fees from trade finance transactions and gains on the sale of SBA loans. Customer service fees increased by $556,000, or 6% from 2004 to 2005, and by $1.4 million, or 20% from 2003 to 2004. The increase of $556,000 in customer service fees was mainly due to an increase in Non Sufficient Funds/Returned Items (NFS/RI) fees of $1.4 million in 2005 compared to 2004 and $1.1 million in 2004 compared to 2003. During 2004, fee increases implemented on customer deposit accounts and the higher number of account relationships from new branches, were the other contributors for the customer service fee income increase in 2004. Customer service fees as a percentage of noninterest income increased to 44% for 2005, compared to 42% and 43% in 2004 and 2003, respectively. SBA loan production substantially increased in 2005 but SBA loan sales were lower as the Bank did not sell the unguaranteed portion of SBA loans to the same extent as it did in 2004. Fee income from trade finance transactions decreased by $105,000, or 3%, to $3.5 million for twelve months ended December 31, 2005 as compared to $3.6 million in same period in 2004. Management continues efforts to capitalize on improving trends in the Asia Pacific trade volumes and a new trade finance team brought in during 2003. Fee income from trade finance transactions as a percentage of total noninterest income held steady in 2005 at 17%, as compared to 17.5% in 2004, but increased as compared to 16% in 2003.

The gain on loan sales decreased by 46% to $2.5 million in 2005, as compared to $4.6 million in 2004. The Company sold guaranteed and unguaranteed loans of $53.2 million SBA loans during 2005 as compared to $71.8 million of guaranteed loans during 2004. The gain on SBA loan sales also increased by $1.9 million in 2004 as compared to 2003; mainly due to the increased volume of SBA loan sales.

Other loan related service fees increased by $617,000 or 44% to $2.0 million during 2005 as compared to $1.4 million during 2004. Other loan related fees totaled $1.3 million in 2003. This increase was a result of the loan production over the time period.

Other income increased by $883,000 or 56% to $2.5 million for the twelve months ended December 31, 2005, as compared to $1.6 million in the like period of 2004. This increase was attributable primarily to litigation settlements that approximated $850,000 in 2005. Other income as a percentage of total noninterest income also increased to 12% for 2005 from 7% in the like period a year ago in 2004. The Company’s investment of $10.0 million in bank-owned life insurance (BOLI) generated $375,000 and $447,000 of noninterest income for 2005 and 2004, respectively. BOLI income, which is not taxable, is generated by the increase in the cash surrender values of bank-owned life insurance policies net of the cost associated with mortality charges and certain consulting expenses.

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	Noninterest Income For the Years Ended December 31,
	2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Customer service fees	$9,125	44.45%	$8,569	41.68%	$7,164	43.28%
Fee income from trade finance transactions	3,491	17.00	3,596	17.48	2,689	16.25
Wire transfer fees	914	4.45	829	4.03	698	4.22
Gain on sale of loans	2,487	12.11	4,616	22.45	2,681	16.20
Net gain on sale of securities available for sale	51.25		(15)	(0.07)	330	1.99
Other loan related service fees	2,014	9.81	1,397	6.80	1,296	7.83
Other income	2,449	11.93	1,566	7.63	1,694	10.23

Total noninterest income	$20,531	100.00%	$20,558	100.00%	$16,552	100.00%

As a percentage of average earning assets	1.54%		1.94%		2.05%

Noninterest Expense

Noninterest expense is comprised primarily of salary and employee benefits; occupancy; furniture, fixture, and equipment; data processing; professional service fees; business promotions and advertising; gain/loss on interest rate swaps; and other operating expenses. Noninterest expense increased 11% to $40.8 million for the year ended December 31, 2005, compared to $36.8 million and $26.0 million for the years ended December 31, 2004 and 2003, respectively. Noninterest expense also decreased as a percentage of average earning assets in 2005 to 3.07% , compared to 3.48% and 3.22% for 2004 and 2003, respectively.

The efficiency ratio, defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income, was 48.7% for the year ended December 31, 2005, compared with 58.7% and 55.8% for the years ended December 31, 2004 and 2003, respectively.

The largest increase was in salary and employee benefits, which increased by $3.1 million or 19% to $19.5 million during 2005 compared to $16.4 million in 2004, and increased from 44% to 48% as a percentage of total noninterest expense. The increase was attributed to increased hiring activity of highly qualified personnel due to the Company’s expansion of its management infrastructure in preparation for the next stage of the Company’s growth. Salaries and benefits increased 21% to $16.4 million during 2004 compared to $13.5 million in 2003, but decreased from 52% to 44% as a percentage of total noninterest expense. The increase was primarily due to incentive compensation as well as normal increases in annual salary for existing employees.

Occupancy expense increased by 36% to $3.4 million during 2005, compared to $2.5 million and $2.0 million in years 2004 and 2003 respectively, and increased to 8% as a percentage of total noninterest expense. This increase was mainly due to geographic expansion by opening and acquiring new branches and LPOs. This was also the primary reason for the increase in 2004 as compared to 2003.

Data processing expense decreased slightly by $26,000, or 1%, in 2005 as compared to $2.0 million in 2004. Data processing expense grew by $425,000 to $2.0 million in 2004 as compared to $1.6 million in 2003.

Due primarily to the higher consulting fees associated with complying with the Sarbanes-Oxley Act, fees associated with the restatement of the prior years financial statements, and ongoing legal matters, professional service fees increased by approximately $150,000 to $3.8 million in 2005 compared to $3.6 million in 2004. Professional service fees decreased to 9% as a percentage of total noninterest expenses in 2005. Because of the higher professional fees and increased expenses associated with ongoing legal matters, professional service fees increased by 64% to $3.6 million in 2004 as compared to $2.2 million in 2003, and to 10% compared to 9% of total noninterest expenses.

Business promotion and advertising expense increased by 10% to $2.8 million in 2005 as compared to $2.5 million in 2004, respectively. This increase in 2005 was mainly due to the increased promotional activity for the Company’s products and new branches. Business promotion and advertising expense increased by 42% to $2.5 million in 2004 as compared to $1.8 million in 2003. This increase was primarily due to the Company’s increased promotions for new products and services such as our mortgage lending program and Money Smart Program. The Company has participated in the Money Smart Program by the Federal Deposit Insurance Corporation as it aims to educate people on banking services by translating the training material into Korean.

The Bank recorded $2.3 million and $880,000 of impairment losses for the years ended December 31, 2004 and 2003, respectively, as a result of an other than temporary decline in market value due to changes in interest rates, on Fannie Mae and Freddie Mac preferred stock. The Bank holds these investment grade, high yielding, and floating-rate securities as part of its available-for-sale investment portfolio. The unrealized losses were deemed a permanent impairment and were recognized in 2003 and 2004. These preferred stocks are rated AA- and AA3 by S&P and Moody’s and are widely held by financial institutions and other investors across the country. During the first quarter of 2005, a portion of the Company’s holdings on the FHLMC floating-rate preferred stocks totaling approximately $5.2 million were sold with a slight net gain from the December 31, 2004 adjusted book value. The Bank currently holds approximately $5.0 million of the FNMA floating-rate securities that reset every two years at the 2-year U.S. Treasury Note minus 16 basis points. The next reset date is on March 20, 2006. Should there be additional permanent impairments on these securities in the future, these impairments would be recognized on the income statement. However, it is impossible to predict at this time whether or to what extent such losses will occur.

Gain or loss on interest rate swaps, net of counter party settlements, is included in noninterest expense. In 2005 a loss of $586,000 was recognized compared to a loss of $235,000 and a gain of $2.2 million in 2004 and 2003, respectively. Expectations of future interest rates and the length of the remaining contractual life of the swap instruments influence the mark to market.

Other operating expense also increased significantly. Other operating expense includes court settlements, correspondent bank charge expense, regulatory assessment expense, loan related expense, director compensation expense, corporate administrative expense, and loss on investment in affordable housing partnerships, for which the Company receives federal income tax credits and CRA credits. Other operating expenses increased by $452,000 in 2005 to $4.0 million, as compared to $3.5 million in 2004. This increase was mainly due to increases in corporate administration and loan related expenses, blanket bond and D&O expenses, and passive losses in CRA investments. Other operating expense in 2004 increased 25% to $3.5 million, compared to $2.8 million in 2003 and from 11% to 10% as a percentage of total noninterest expenses, primarily due to settlement costs relating to long-standing legal proceedings. During the fourth quarter of 2005, management became aware of certain transactions related to the inappropriate use of customer accounts. Upon identification of the problem, the customer accounts were frozen and appropriate offsets utilized. Management anticipates that the loss to the Bank should not exceed $150,000 and such amount was recorded as a liability at December 31, 2005. The $150,000 operational loss is recorded as a component of noninterest expense (other). There was no other significant legal case outstanding other than KEIC at December 31, 2005 (see “Item 3, Legal Proceedings”).

The remaining noninterest expenses include such items as stationery and supplies, telecommunications, postage, courier service and security service expenses. For the year ended 2005, these noninterest expenses increased 26% to $3.0 million compared to $2.4 million for the same period in 2004. Increases were primarily due to the relocation of the Chicago branch and opening of the Irvine, California branch. For the year ended 2004, these noninterest expenses increased 10% to $2.4 million compared to $2.2 million for the same period in 2003. Increases were primarily due to opening of new branches.

The following table sets forth the noninterest expenses for the periods indicated with the percentages adjusted to reflect the restatement described herein:

	Noninterest Expense For the Years Ended December 31,
	2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and benefits	$19,516	47.80%	$16,361	44.43%	$13,458	51.70%
Occupancy	3,374	8.26	2,477	6.73	1,998	7.68
Furniture, fixture, and equipment	1,809	4.43	1,385	3.76	1,321	5.07
Data processing	2,012	4.93	2,038	5.53	1,613	6.20
Professional services fees	3,771	9.24	3,612	9.81	2,204	8.47
Business promotion and advertising	2,788	6.83	2,543	6.91	1,795	6.90
Stationery and supplies	839	2.06	550	1.49	586	2.25
Telecommunications	600	1.47	517	1.40	462	1.77
Postage and courier service	735	1.80	621	1.69	545	2.09
Security service	817	2.00	695	1.89	573	2.20
Impairment loss on available for sale securities	—	—	2,263	6.15	880	3.38
(Gain) or loss on interest rate swaps	586	1.44	235	0.64	(2,188)	(8.41)
Other operating expense	3,978	9.74	3,526	9.57	2,784	10.70

Total noninterest expense	$40,825	100.00%	$36,823	100.00%	$26,031	100.00%

As a percentage of average earning assets		3.07%		3.48%		3.22%
Efficiency ratio		48.67%		58.74%		55.84%

Provision for Income Taxes

Income tax expense is the sum of two components, current tax expense and deferred tax expense. The deferred portion is intended to reflect that income on which taxes are paid differs from financial statement pre-tax income because some items of income and expense are recognized in different years for income tax purposes than in the financial statements.

For the years ended December 31, 2005, 2004, and 2003, the provisions for income taxes were $15.1 million, $8.4 million, and $6.8 million, representing effective tax rates of 38%, 37%, and 37%, respectively. The primary reasons for the difference from the statutory federal tax rate of 35% and the state statutory tax rate of 11% are the reductions related to tax advantaged investments in low-income housing, municipal obligations and agency preferred stocks. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $582,000 for the year ended December 31,2005 compared to $424,000 for the year ended December 31, 2004.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns. The Company’s deferred tax asset was $10.2 million as of December 31, 2005 and $7.1 million, as of December 31, 2004. As of December 31, 2005, the Company’s deferred tax asset was primarily due to allowances for loans losses and impairment losses on preferred stocks.

Financial Condition

Summary

Total assets increased by $324.9 million, or 24%, to $1.7 billion as of December 31, 2005 compared to $1.3 billion at December 31, 2004. The increase in total assets was mainly due to a $210.5 million growth in net loans,

$69.0 million increase in investment securities and an increase of $40.2 million in cash and cash equivalents. Net loans including loans held for sale, investments, and money market and short-term investments as a percentage of total assets were 73%, 14% and 4%, respectively as of December 31, 2005, as compared to 76%, 13% and 3%, respectively, at December 31, 2004. The growth in total assets was financed primarily by the increase in deposits of $315.0 million.

Total assets increased $310.7 million, or 30%, to $1.3 billion as of December 31, 2004 compared to $1.0 billion at December 31, 2003. The increase in total assets was mainly due to a $293.1 million growth in net loans, $42.9 million increase in investment securities offset by a $37.8 million decrease in cash and due from banks. Loans net of allowance for loan losses, deferred fees, and deferred gains on SBA loans retained, investments, and money market and short-term investments as a percentage of total assets were 76%, 13% and 3%, respectively, as of December 31, 2004, as compared to 70%, 12% and 6%, respectively, at December 31, 2003. The growth of total assets was financed by the increase of $297.7 million in deposits.

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

As of December 31, 2005 and 2004, gross loans represented 74% and 76%, respectively, of total assets. In 2004, the Company used proceeds from investment securities to finance higher yielding loans. The biggest volume increases among loan types in 2005 were commercial real estate loans, commercial business loans, consumer loans and trade finance loans, which increased 28%, 16%, 23% and 8%, respectively. The increase was $169.4 million, $34.1 million, $13.3 million and $6.6 million, respectively, as compared to 2004. The loan portfolio composition table below reflects the gross and net amounts of loans outstanding as of December 31 for each year from 2001 to 2005.

As of December 31, 2005, no single industry or business category represented more than 10% of the loan portfolio. The Company also monitors the diversification of collateral of the real estate loan portfolio by area, by type of building, and by the type of building usage.

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

Loan Portfolio Composition

	For the Year Ended December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real Estate
Construction	$4,713	0.38%	$16,919	1.65%	$18,464	2.53%	$20,669	3.90%	$12,851	3.39%
Commercial[1]	776,725	62.80	607,296	59.25	384,824	52.81	241,252	45.55	161,670	42.64
Commercial	243,052	19.65	208,995	20.39	147,368	20.22	108,540	20.50	95,730	25.25
Trade Finance[2]	90,370	7.30	83,763	8.17	61,886	8.50	50,106	9.46	26,830	7.07
SBA[3]	49,070	3.97	49,027	4.78	66,487	9.12	67,489	12.75	46,955	12.38
Other[4]	1,473	0.12	864	0.08	179	0.02	129	0.01	22	0.01
Consumer	71,499	5.78	58,178	5.68	49,530	6.80	41,463	7.83	35,128	9.26

Total Gross Loans	$1,236,902	100.00%	$1,025,042	100.00%	$728,738	100.00%	$529,648	100.00%	$379,186	100.00%
Less:
Allowance for Loan Losses	13,871		11,227		8,804		6,760		5,540
Deferred Loan Fees	1,595		1,356		331		170		463
Deferred Gain on SBA Loans	2,287		1,986		2,595		1,501		1,139

Total Net Loans	$1,219,149		$1,010,473		$717,008		$521,217		$372,044

[1]	Real estate commercial loans are loans secured by first deeds of trust on real estate.
[2]	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.
[3]	This balance includes SBA loans held for sale of $12.7 million and $14.5 million at the lower of cost or market at December 31, 2005 and 2004.
[4]	Consists of transactions in process and overdrafts.

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

The Company has established general underwriting guidelines for commercial property real estate loans requiring a maximum loan-to-value (LTV) ratio of 70%. The Company’s underwriting policies also generally require that the properties securing commercial real estate loans have debt service coverage ratios of at least

1.20:1 for investor-owned property. Additionally, for owner-occupied properties, the Company expects additional debt service capacity from the business itself. As additional security, the Company generally requires personal guarantees when commercial real estate loans are extended to corporations, limited partnerships, and other legal entities.

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

As of December 31, 2005, commercial real estate loans totaled $776.7 million, representing 63% of total loans, compared to $607.3 million or 59% of total loans at December 31, 2004. The increase in the percentage of commercial real estate loans resulted from Management’s efforts to promote this segment of the portfolio, as such loans involve a somewhat lesser degree of risk than certain other loans in the portfolio due to the nature and value of the collateral.

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

Real estate construction loans totaled $4.7 million or 0.38% of total loans and $16.9 million or 2.0% of total loans at December 31, 2005 and 2004, respectively. The decrease in construction loans is primarily due to loan payoffs.

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

As of December 31, 2005 and 2004, commercial business loans, which include Korean Affiliate Loans and other commercial loans, totaled $243.1 million and $209.0 million, respectively representing 20% of total gross loans at December 31, 2005 and 2004. Commercial business loans totaled $147.4 million at December 31, 2003, representing 20% of total loans. Although commercial business loans increased in 2005, mainly due to a $50.0 million increase in other commercial business loans not related to South Korea, commercial loans as a percentage of total loans remained unchanged at 20%. This was due to faster growth in other sectors and more emphasis on other types of secured loans, primarily real estate loans.

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

As of December 31, 2005, trade finance loans totaled $90.4 million, compared to $83.8 million as of December 31, 2004. This increase in trade finance loans was mainly due to Management’s efforts to capitalize on improving trends in the Asia Pacific trade volumes and a new trade finance team brought in 2003. However, trade finance loans as a percentage of total loans declined slightly to 7% from 8% in 2005 and 2004, due to faster growth in other loan categories, primarily real estate loans.

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

At December 31, 2005, 46% of total SBA loans, net of participations sold, were real estate loans secured by deeds of trust on industrial buildings or retail stores. During the years 2005 and 2004, the Company originated $111.3 million, and $101.7 million, respectively, in SBA loans. The Company adopted a new practice in 2003 of selling SBA loans every quarter. Since the shift in the Bank’s SBA loan sale policy, the Company sold $50.7 million of SBA loans in 2005, a decrease of 30% as compared to previous level of $71.8 million SBA loans sold in 2004, and retained the obligation to service the loans for a servicing fee and to maintain customer relations. In addition, the Company initiated the sale of the unguaranteed portion of SBA loans during the third quarter of 2004. As of December 31, 2005, the Company was servicing $149.4 million of sold SBA loans, compared to $137.5 million as of December 31, 2004. SBA loans as a percentage of total loans decreased to 4% in 2005 as compared to 5% in 2004, primarily due to increased growth of the commercial real estate and commercial business loans in 2005.

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

Consumer loans remained a small percentage at 6% of total loans as of December 31, 2005 and 2004. Automobile loans are the largest component of consumer loans, representing 63% and 64% of total consumer loans as of December 31, 2005 and 2004, respectively.

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

Total unused commitments to extent credit were $255.1 million and $171.7 million at December 31, 2005 and 2004, respectively. Unused commitments represented 20% and 17% of outstanding gross loans at December 31, 2005 and 2004, respectively. The Company’s standby letters of credit and commercial letters of credit at December 31, 2005 were $12.8 million and $24.2 million, respectively, as compared to $11.9 million and $22.2 million, respectively at December 31, 2004.

Loans Involving Country Risk

The Company has historically made four types of credit extensions involving direct exposure to the Korean economy: (i) commercial loans to U.S. affiliates or subsidiaries or branches of companies located in South Korea (“Korean Affiliate Loans”), (ii) unused commitments for loans to U.S. affiliates of Korean companies, (iii) acceptances with Korean banks, and (iv) loans against standby letters of credit issued by Korean banks. In certain instances, standby letters of credit issued by Korean banks support the loans made to the U.S. affiliates or branches of Korean companies, to which the Company has extended loans. In addition, the Company makes certain loans involving indirect exposure to the economies of South Korea as well as other Pacific Rim countries, as discussed at the end of this section.

The following table sets forth the amounts of outstanding balances in the above four categories as of the dates indicated:

Loans and Commitments Involving Korean Country Risk

	As of December 31,
Category	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Commercial loans and commitments to U.S. affiliate or branches of Korean companies	$5,299	$12,772	$9,575	$6,953	$10,566
Unused commitments for loans to U.S. affiliates of Korean companies	22,300	15,169	4,701	13,642	1,748
Acceptances with Korean Banks	15,687	14,623	9,347	13,213	—
Standby letters of credit issued by banks in South Korea and loans secured by standby letters of credit	7,573	10,527	12,599	10,379	8,160

Total	$50,589	$53,091	$36,222	$44,187	$20,474

The Company’s level of loans and commitments involving Korean Country Risk decreased slightly at December 31, 2005 as compared to December 31, 2004. This was caused by a decrease in commercial loans and commitments to U.S. Affiliate or Branches of Korean companies of $7.5 million and a decrease in standby letters of credit issued by banks in South Korea and loans secured by standby letter of credit of $3.0 million and offset partially by an increase of $7.1 million in Unused commitments for loans to U.S. Affiliates of Korean companies.

In addition to the loans included in the above table, which involve direct exposure to the Korean economy, the Company also makes loans to many U.S. business customers in the import or export business whose operations are indirectly affected by the economies of various Pacific Rim countries including South Korea. As of December 31, 2005, loans outstanding involving indirect country risk totaled $33.8 million, or 2.7% of the Company’s total loans, and loans and commitments involving indirect country risk totaled $133.5 million, or 9% of the Company’s total loans and commitments. “Indirect country risk” is defined as the risk associated with loans to U.S. businesses, which are dependent upon foreign countries for business and trade. Of the $133.5 million in total loans and commitments involving indirect country risk, approximately 82% involve borrowers doing business with South Korea, with the remaining percentages to other individual Pacific Rim countries being relatively small in relation to the total indirect loans involving country risk. As a result, with the exception of

South Korea, the Company does not believe it has significant indirect country risk exposure to any other specific Pacific Rim country.

The potential risks to the Company differ depending upon whether the customer is in the export or the import business. The primary manner in which adverse changes in the economic conditions in the relevant Pacific Rim countries would affect business customers in the export business is a decrease in the volume in their respective businesses. As a result, the Company’s volume of such loans would tend to decrease due to lower demand. In addition, export loans are generally dependent on the customer’s cash flow and thus may be subject to adverse conditions in the general economy of the country or countries with which the customer does its exporting business. The Company’s import loans are generally to U.S. domestic business entities whose operations would not be directly affected by the economic conditions of foreign countries, as importers can typically obtain goods from an alternative market if necessary, so the effect on the borrower’s business would be less significant.

The Company limits its risk exposure with respect to export loans by participating in the state and federal agency supported export programs such as the Export Working Capital Program and the California Export Finance Office, which guarantee 70% to 90% of the export loans. The Company also requires that a majority of export finance loans be supported by letters of credit issued by established creditworthy commercial banks. The Company also monitors other foreign countries for economic or political risks to the portfolio. As part of its allowance for loan losses methodology, the Company assigns one of three rating factors to borrowers in these businesses, depending upon the perceived degree of indirect country risk and allocates an additional amount to the allowance to reflect the potential additional risk from such indirect exposure to the economies of those foreign countries. (See “Allowance for Loan Losses—Allowance for Country Risk Exposure.”)

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the maturity distribution and repricing intervals of the Company’s outstanding loans as of December 31, 2005. In addition, the table shows the distribution of such loans with floating interest rates and those with fixed interest rates. The table includes nonaccrual loans of $2.9 million.

Loan Maturities Schedule

	As of December 31, 2005
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Real Estate:
Construction	$708	$4,005	$—	$4,713
Commercial	140,220	319,316	317,189	776,725
Commercial	164,169	63,386	15,497	243,052
Consumer	21,474	40,151	9,874	71,499
Trade Finance [1]	66,753	7,000	16,618	90,371
SBA	20,312	21,367	7,391	49,070
Other [2]	—	—	1,472	1,472

Total	$413,636	$455,225	$368,041	$1,236,902

Loans with predetermined (fixed) interest rates	$77,468	$65,461	$52,662	$195,591
Loans with variable (floating) interest rates	$336,168	$389,764	$298,760	$1,041,310

[1]	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.
[2]	Consists of transactions in process and overdrafts.

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

There were no OREO outstanding at December 31, 2005. If the Company acquires OREO, it records the property at the lower of its carrying value or its fair value less anticipated disposal costs. Any write-down of OREO is charged to earnings. The Company may make loans to potential buyers of OREO to facilitate the sale of OREO. In those cases, all loans made to such buyers must be reviewed under the same guidelines as those used for making customary loans, and must conform to the terms and conditions consistent with the Company’s loan policy. Any deviations from this policy must be specifically noted and reported to the appropriate lending authority. The Company follows Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (SFAS No. 66) when accounting for loans made to facilitate the sale of OREO. In accordance with paragraph 5 of SFAS No. 66, profit on real estate sales transactions shall not be recognized by the full accrual method until all of the following criteria are met:

•	A sale is consummated;

•	The buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property;

•	The seller’s receivable is not subject to future subordination; and

•	The seller has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

Nonperforming Assets

	As of December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Nonaccrual loans:
Real estate:
Construction	$1,632	$1,746	$2,249	$—	$—
Commercial	—	—	—	49	91
Commercial:
Korean Affiliate Loans	—	—	—	—	80
Other commercial loans	598	957	756	885	491
Consumer	113	108	25	50	118
Trade finance:
Other trade finance loans	—	—	102	87	5
SBA	600	620	195	1,357	676

Total nonperforming loans	$2,943	$3,431	$3,327	$2,428	$1,461
Other real estate owned	—	—	—	—	674

Total nonperforming assets	$2,943	$3,431	$3,327	$2,428	$2,135

Nonperforming loans as a percentage of total loans	0.24%	0.34%	0.46%	0.46%	0.39%
Nonperforming assets as a percentage of total loans and other real estate owned	0.24%	0.34%	0.46%	0.46%	0.57%
Allowance for loan losses to nonperforming loans	471%	327%	265%	278%	379%

Nonperforming loans totaled $2.9 million at December 31, 2005, a decrease of $488,000 as compared to $3.4 million in the prior year. In 2005, nonperforming loans as a percentage of total loans decreased to 0.24% as compared to 0.34% in 2004. Loan categories, as a whole, had an improvement in the amount of non-performing loans. The federal government currently guarantees SBA loans at 75% to 85% of the principal amount.

Nonperforming loans increased by $104,000 to $3.4 million at December 31, 2004, as compared to $3.3 million in 2003. The increase in volume of nonperforming loans in 2004, as compared to 2003, was mainly due to a slight deterioration in the SBA, auto and commercial loan portfolios.

The Company evaluates impairment of loans according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Under SFAS No. 114, loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest payments and contractual principal payments. Impaired loans are measured based on the net present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent, less costs to sell.

The following table provides information on impaired loans for the periods indicated:

Impaired Loans

	As of December 31,
	2005	2004
	(Dollars in thousands)
Impaired loans with specific reserves	$1,632	$2,616
Impaired loans without specific reserves	3,872	2,490

Total impaired loans	5,504	5,106
Allowance on impaired loans	(41)	(398)

Net recorded investment in impaired loans	$5,463	$4,711

Average total recorded investment in impaired loans	$5,532	$6,520
Interest income recognized on impaired loans on a cash basis	$322	$234

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

Formula Allowance for Identified Graded Loans. Non-homogenous loans such as commercial real estate, construction, commercial business, trade finance and SBA loans that are not subject to the allowance for specifically identified loans discussed above are reviewed individually and subject to a formula allowance. The formula allowance is calculated by applying loss factors to outstanding Pass, Special Mention, Substandard and Doubtful loans. The evaluation of inherent loss for these loans involves a high degree of uncertainty, subjectivity and judgment because probable loan losses are not identified with a specific loan. In determining the formula allowance, the Bank relies on a mathematical calculation that incorporates a twelve-quarter rolling average of historical losses. In order to reflect the impact of recent events, the twelve-quarter rolling average has been weighted. Loans risk rated Pass, Special Mention and Substandard for the most recent three quarters are adjusted to an annual basis as follows:

•	the most recent quarter is Weighted 4/1;

•	the second most recent is Weighted 4/2; and

•	the third most recent is Weighted 4/3.

The formula allowance may be further adjusted to account for the following qualitative factors:

•	changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;

•	changes in national and local economic and business conditions and developments, including the condition of various market segments;

•	changes in the nature and volume of the loan portfolio;

•	changes in the experience, ability, and depth of lending management and staff;

•	changes in the trend of the volume and severity of past due and classified loans, and trends in the volume of nonaccrual loans and troubled debt restructurings, and other loan modifications;

•	changes in the quality of the Bank’s loan review system and the degree of oversight by the Directors;

•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	the effect of external factors such as competition and legal and regulatory requirements on the level of estimated losses in the Bank’s loan portfolio.

Allowance for Large Groups of Smaller Balance Homogenous Loans. The portion of the allowance allocated to large groups of smaller balance homogenous loans is focused on loss experience for the pool rather than on an analysis of individual loans. Large groups of smaller balance homogenous loans consist of consumer loans to individuals. The allowance for groups of performing loans is based on historical losses over a three-year period. In determining the level of allowance for delinquent groups of loans, the Bank classifies groups of homogenous loans based on the number of day’s delinquent.

Allowance for Country Risk Exposure. The allowance for country risk exposure is based on an estimate of probable losses relating to both direct and indirect exposure to the economies of various Pacific Rim countries. The exposure is related to trade finance loans made to support export/import business between the U.S. and Korea, Korean Affiliate Loans, and certain loans to local U.S. business that are supported by stand by letters of credit issued by Korean banks. As with the credit rating system, the Bank uses a country risk grading system under which risk gradings have been divided into three ranks. To determine the risk grading, the Company evaluates loans to companies with a significant portion of their business reliant upon imports or exports to Pacific Rim countries. The Company then analyzes the degree of dependency on business, suppliers or other business areas dependent upon such countries and applies an individual rating to the credit. The Company provides an allowance for country risk exposure based upon the rating of dependency. Most of the Company’s business customers whose operations are indirectly affected by the economies of such countries are in the import or export business. As part of its methodology, the Company assigns one of three rating factors (25, 50 or 75 basis points) to borrowers in these businesses, depending upon the perceived degree of indirect exposure to such economies. The country risk exposure factor reflected in the table below is in addition to the allowance for such loans, which is already reflected, in the formula allowance. This factor takes into account both the direct risk on the loans included in the Loans Involving Country Risk table above, and the loans to import or export businesses involving indirect exposure to the economies of Pacific Rim countries.

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

The Company continued to record loss provisions to compensate for both the continued growth in the Company’s loan portfolio and the continued change in the composition of the overall loan portfolio, reflecting a steady shift toward commercial real estate and commercial loans. The allowance for loan losses was $13.9 million and $11.2 million as of December 31, 2005 and 2004, respectively. The allowance for loan losses was 1.12% of total loans as of December 31, 2005 compared to 1.1% as of December 31, 2004. The Company provides an allowance for the new credits based on the migration analysis. The ratio of the allowance for loan losses to nonperforming loans increased to 471% at December 31, 2005 as compared to 327%, and 265% in

2004, and 2003, respectively. Management believes the risks in the portfolio are sufficiently lower to justify reducing the ratio of the allowance to total loans, since the Company’s mix of loans shifted towards real estate loans secured by first deeds of trust, the ratio of the allowance to nonaccrual loans increased slightly. Management believes that the level of allowance for loan losses is adequate to cover the known and probable risks of the nonperforming loans as of December 31, 2005.

The following table sets forth the composition of the allowance for loan losses as of dates indicated:

Composition of Allowance for Loan Losses

	As of December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Specific (Impaired loans)[1]	$41	$398	$825	$468	$112
Formula (non-homogeneous)	13,202	10,282	7,085	5,178	4,522
Homogeneous	349	269	302	313	259
Country risk exposure	279	278	592	801	647

Total allowance and reserve	$13,871	$11,227	$8,804	$6,760	$5,540

[1]	Starting in 2003 the Company allocated the specific reserve on all impaired loans, whereas previously the Company provided specific reserves only for loans with balances of $200,000 or more and allocated formula allowances for the loans with balances of less than $200,000.

The balance of the allowance for loan losses increased to $13.8 million as of December 31, 2005 compared to $11.2 million as of December 31, 2004. This increases were mainly due to a $2.9 million increase in the formula (non-homogeneous) allowance. Formula allowances were increased due to loan growth. These increases were partially offset by a decrease in the country risk allowance and specific allowance related to impaired loans.

Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed monthly, Management performs an ongoing assessment of the risks inherent in the portfolio. As of December 31, 2005, Management believes the allowance to be adequate based on its assessment of the estimated and known risks in the portfolio migration analysis of charge-off history, which indicated stabilized loss ratios. There has been no need to adjust the risk ratios applied to graded loans. Classified loans stood at $6.1 million as of December 31, 2005 compared to $4.6 million as of December 31, 2004. This increase in 2005 was primarily due the growth of the loan portfolio.

Based on the calculation and continued loan recoveries, Management believes that the level of allowance as of December 31, 2005 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the year. However, no assurance can be given that economic conditions, which adversely affect the Bank’s service areas or other circumstances, will not be reflected in increased provisions or loan losses in the future.

The provisions for loan losses in 2005, 2004, and 2003 were $3.4 million, $3.3 million, and $2.0 million, respectively. The increase in provision for 2005 and 2004 was due to the considerable expansion in Company’s loan portfolio. Total charge-offs for 2005 were $887,000 as compared to $1.6 million in 2004. The biggest single charge-off during 2005 and 2004 was $317,000 and $435,000, respectively. Net charge-offs (recoveries) were $726,000, $827,000 and $(44,000) in 2005, 2004 and 2003, respectively. No Korean related loans were nonperforming as of December 31, 2005 and 2004.

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated.

Allowance for Loan Losses

	As of and For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balances:
Average total loans outstanding during period[1]	$1,123,880	$878,819	$620,302	$439,493	$338,258
Total loans outstanding at end of period[1]	1,234,615	1,021,359	725,812	527,977	377,584
Allowance for Loan Losses:
Balance before reserve for losses on commitments at beginning of period	11,227	8,804	6,760	5,540	6,590
Reserve for losses on commitments to extend credit[2]	—	—	—	(43)	43
Balance at beginning of period	11,227	8,804	6,760	5,497	6,633
Charge-offs:
Real Estate
Construction	—	435	—	—	—
Commercial		—	—	—	334
Commercial:
Korean Affiliate Loans	—	—	—	80	90
Other commercial loans	623	967	903	1,243	1,398
Consumer	227	165	225	227	70
Trade Finance:
Other trade finance loans	—	—	—	29	747
SBA	37	63	126	75	435

Total charge-offs	887	1,630	1,254	1,654	3,074

Recoveries
Real estate
Construction	—	—	—	—	—
Commercial	—	—	—	10	243
Commercial:
Korean Affiliate Loans	—	—	425	327	277
Other commercial loans	102	696	144	367	196
Consumer	12	35	40	5	4
Trade finance	23	41	545	68	37
SBA	24	31	144	40	24
Other	—	—	—	—	—

Total recoveries	161	803	1,298	817	781

Net loan (recoveries) and charge-offs	726	827	(44)	837	2,293

Provision for loan losses	3,370	3,250	2,000	2,100	1,200

Balance at end of period	$13,871	$11,227	$8,804	$6,760	$5,540

Ratios:
Net loan (recoveries) charge-offs to average total loans	0.06%	0.09%	(0.01)%	0.19%	0.68%
Provision for loan losses to average total loans	0.30	0.37	0.32	0.48	0.35
Allowance for loan losses to gross loans at end of period	1.12	1.10	1.21	1.28	1.47
Allowance for loan losses to total nonperforming loans	471	327	264	278	379
Net loan (recoveries) charge-offs to allowance for loan losses at end of period	5.23	7.37	(0.50)	12.38	41.39
Net loan (recoveries) charge-offs to provision for loan losses	21.54	25.45	(2.20)	39.86	191.08

[1]	Total loans are net of deferred loan fees and discount on SBA loans sold.
[2]	The reserve for losses on commitments to extend credit and letters of credit is primarily related to lines of credit. The Company evaluates credit risk associated with the loan portfolio at the same time it evaluates credit risk associated with commitments to extend credit and letters of credits. However, a $198,000 and 170,000 reserve for loss was necessary for the commitments is reported separately in other liabilities in the accompanying statements of financial condition at December 31, 2005 and 2004, and not as part of the allowance for loan losses as presented above.

Allocation of Allowance for Loan Losses

The largest increase in the allocated allowance was for commercial real estate loans, an increase of $2.1 million or 37% to $8.1 million during 2005 compared to $5.9 million in 2004. The increase in the allocated allowance for 2005 was primarily due to the increase in loan volume. Because commercial real estate loans are secured by real estate and historically have a low charge-off ratio, commercial real estate loans required a somewhat lower reserve requirement than other loans. The Company allocated 59% of the total allowance for commercial real estate loans, while the proportion of such loans to the total loan portfolio was 63%.

The allocated allowance for other commercial business loans increased by $591,000 or 20% to $3.1 million at December 31, 2005, compared to $2.5 million as of the December 31, 2004, reflecting 24% growth in this portfolio. At December 31, 2005, the Company allocated 22% of the total allowance to other commercial loans, due to the fact that the ratio of other commercial loans to total loans was 20%, because the Company and this part of the portfolio has historically experienced the highest percentage losses from this type of loan.

The allocated allowance for other trade finance loans increased $209,000 or 28% to $943,000 during 2005, compared to $875,000 (Korean affiliated loans and other commercial loans) as of December 31, 2004, as a result of an increase in the volume of bankers’ acceptances with investment grade Korean banks and the Korean government backed National Federation of Fisheries. Bankers’ acceptances rely upon repayment at maturity by the accepting bank. Credit exposure related to bankers’ acceptances is limited by the underlying strength of the accepting bank. However, the Company increased the allocated allowance for trade finance loans due the to higher historical charge-off ratio.

The Company has not substantively changed any aspect of its overall approach in the determination of its allocation of allowance for loan losses in the periods discussed above. There have been no material changes in assumptions or estimation techniques in the periods discussed above that affected the determination of the current year allowance.

The following table provides a breakdown of the allowance for loan losses by category as of the dates indicated:

Allocation of Allowance for Loan Losses

	As of December 31,
	2005		2004		2003		2002		2001
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
Balance at End of Period:
Real Estate:
Construction	$332	2.39%	$313	1.65%	$976	2.53%	$422	3.90%	$166	3.39%
Commercial	8,131	58.62	5,954	59.25	3,650	52.81	2,655	45.55	2,156	42.64
Commercial
Korean Affiliate Loans	102	0.73	159	1.56	247	2.04	129	2.14	98	2.28
Other commercial Loans	3,097	22.33	2,506	18.83	2,013	18.18	1,717	18.36	1,647	22.97
Consumer	716	5.16	579	5.68	495	6.80	449	7.83	457	9.26
Trade Finance
Korean Affiliate Loans	—	—	141	0.27	79	0.54	—	0.57	—	0.50
Other commercial Loans	943	6.80	734	7.90	595	7.96	591	8.89	389	6.57
SBA	535	3.86	487	4.78	749	9.12	797	12.75	627	12.38
Other	15	0.11	354	0.08	—	0.02	—	0.01	—	0.01

Total	$13,871	100.00%	$11,227	100.00%	$8,804	100.00%	$6,760	100.00%	$5,540	100.00%

Investment Portfolio

The Company’s investment securities portfolio is classified into two categories: Held-to-Maturity or Available-for-Sale. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115) also provides for a trading portfolio classification, but the Company had no investment securities in this category for any of the reported periods. The Company classifies securities that it has the ability and intent to hold to maturity as held-to-maturity securities, to be sold only in the event of concerns with an issuer’s credit worthiness, a change in tax law that eliminates their tax-exempt status or other infrequent situations as permitted by SFAS No. 115. All other securities are classified as available-for-sale. The securities classified as held-to-maturity are presented at net amortized cost and available-for-sale securities are carried at their estimated fair values.

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

As of December 31, 2005, investment securities totaled $237.1 million or 14% of total assets, compared to $168.4 million or 13% of total assets at December 31, 2004. The increase in the investment portfolio was mainly due to the purchase of $209.4 million available-for-sale securities partially offset by proceeds from the principal repayment, maturity or called securities of $133.8 million.

As of December 31, 2005, available-for-sale securities totaled $226.0 million, compared to $157.0 million as of December 31, 2004. Available-for-sale securities as a percentage of total assets increased to 14% as of December 31, 2005 from 12% as of December 31, 2004, primarily due to new purchases of adjustable mortgage backed and government agency securities. Held-to-maturity securities decreased slightly to $11.1 million as of December 31, 2005, from $11.4 million as of December 31, 2004. This decrease was due to the matured and called securities, and increased principal payments on mortgage backed securities. The composition of available-for-sale and held-to-maturity securities was 95% and 5% as of December 31, 2005, compared to 93% and 7% as of December 31, 2004, respectively. For the year ended December 31, 2005, the yield on the average investment portfolio was 3.53%, representing an increase of 25 basis points as compared to 3.28% for the same period of 2004. The distribution in available-for-sale portfolio changed in 2005, contributed by additional purchases of mortgage-backed securities and U.S government agency and U.S. Government sponsored enterprise securities. The Company used cash flows generated from prepayments in mortgage-backed and collateralized mortgage obligation proceeds to purchase agency and U.S. Government sponsored enterprise securities and adjustable mortgage-backed securities. Part of the proceeds was also used to fund higher yielding loans.

The average balance of taxable investment securities increased by 53% to $168.1 million for the year ended December 31, 2005, compared to $109.7 million for the previous year. The annualized average yield increased 152 basis points to 4.79% for the year ended December 31, 2005, compared to 3.27% for the previous year. The increase was largely attributable to an overall general increase in interest rates for the year.

The average balance of tax-advantaged securities was $11.6 million and $16.6 million for the years ended December 31, 2005 and 2004, respectively. The tax-equivalent yield on these same types of securities for the year ended December 31, 2005 was 4.14% compared to 4.85% for the previous year.

The following table summarizes the amortized cost, fair value, and distribution of the Company’s investment securities as of the dates indicated:

Investment Portfolio

	As of December 31,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury securities	$498	$497	$2,014	$2,033	$2,051	$2,148
U.S. Government agencies asset-backed securities	—	—	6	6	19	19
U.S. Government agencies and U.S. Government sponsored enterprise securities	131,719	130,483	66,535	65,747	45,595	45,036
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	70,959	69,882	62,294	62,279	33,898	33,964
U.S. Government sponsored enterprise preferred stock	4,865	5,173	10,092	10,138	12,680	12,124
Corporate trust preferred securities	11,000	11,054	11,000	11,028	11,000	10,890
Mutual Funds backed by Adjustable Rate Mortgages	3,000	2,961	—	—	—	—
Fixed Rate Collateralized Mortgage Obligations	2,817	2,800	—	—	—	—
Corporate debt securities	3,194	3,173	5,698	5,796	5,705	5,945

Total available for sale	$228,052	$226,023	$157,639	$157,027	$110,948	$110,126

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise securities	$—	$—	$—	$—	$1,000	$1,012
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	4,130	4,053	6,197	6,161	8,458	8,453
Municipal securities	6,922	6,961	5,199	5,392	5,932	6,191

Total held to maturity	$11,052	$11,014	$11,396	$11,553	$15,390	$15,656

Total investment securities	$239,104	$237,037	$169,035	$168,580	$126,338	$125,782

As of December 31, 2005 the Company had total fair value of $183 million of securities with unrealized losses of $2.5 million. The Bank’s management believes these unrealized losses are due to a temporary condition, namely fluctuations in interest rates, and do not reflect a deterioration of credit quality of the issuer. The market value of securities which have unrealized losses for a period of 12 months or more totaled $70.8 million with unrealized losses of $1.7 million.

The following table summarizes, as of December 31, 2005, the contractual maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale (Fair Value):
U.S. Treasury securities	$497	3.91%							$497	3.91%
Collateralized Mortgage Obligations	1,295	4.73	1,505	4.73					2,800	4.73
U.S. Government agencies and U.S. Government sponsored enterprise securities	84,924	3.91	45,559	3.54					130,483	3.74
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	30,526	4.44	39,356	4.44					69,882	4.44
U.S. Government sponsored enterprise preferred stock	5,173	1.16							5,173	1.16
Corporate trust preferred securities	11,054	5.80							11,054	5.80
Mutual Funds backed by Adjustable Rate Mortgages	2,961	3.91							2,961	3.91
Corporate debt securities	979	4.94	2,194	4.75					3,173	4.75

Total available for sale securities	$137,409	4.03%	88,614	3.88%					226,023	3.98%

Held to Maturity (Amortized Cost):
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	1,794	4.14	2,336	4.14					4,130	4.14
Municipal securities			6,922	4.07%					6,922	4.07%

Total held to maturity	$1,794	4.14%	$9,258	4.09%					$11,052	4.10%

Total investment securities	$139,203	4.03%	$97,872	3.90%					$237,075	3.98%

Interest Earning Short-Term Investments

The Company invests its short-term excess available funds in overnight Fed Funds and money market funds. As of December 31, 2005 and 2004, the amounts invested in overnight Fed Funds were $58.5 million, and $35.9 million, respectively. On the same date, the amounts invested in money market funds and interest-bearing deposits in other banks were $5.1 million and $3.7 million, respectively. The investment in Fed Funds averaged $29.3 million for the year ended December 31, 2005, and $48.2 million for December 31, 2004. Interest earned on these funds averaged 3.32% for the twelve months of 2005, and 1.37% in 2004, respectively. The average investments in money market funds and interest bearing deposits in other banks were $4.1 million and $12.3 million at the average yield of 4.42% and 1.16%, respectively, during 2005 and 2004.

Other Assets

The Company invested in the Federal Home Loan Bank (“FHLB”) stock totaling $5.4 million as of December 31, 2005, and $3.9 million as of December 31, 2004. FHLB stock is required in order to utilize a borrowing facility when needed. The Company purchased $1.5 million of additional shares of FHLB stock during 2005 due to the FHLB’s minimum capital stock requirement for its member banks based on the member’s December 31 regulatory financial data and on current advances outstanding.

Other investments, totaling $4.5 million and $3.9 million as of December 31, 2005 and 2004, respectively, are comprised of limited partnership interests owned by the Company in affordable housing projects for lower income tenants. Investments in such projects enable the Company to obtain CRA credit and federal and state income tax credits, as previously discussed in “Provision for Income Taxes.” In addition, the Company invested $10.0 million in BOLI in December 2003, to enhance profitability through offsetting employee benefit costs. BOLI is an insurance policy with a single premium paid at policy commencement. Its initial cash surrender value is equivalent to the premium paid, and the value grows through non-taxable increases in its cash surrender value through interest earned on the policy, net of the cost of insurance plus any death benefits ultimately received by the Company. The cash surrender value of BOLI as of December 31, 2005 and 2004 was $10.8 million and $10.4 million, respectively.

Cash on hand and balances due from correspondent banks represent the largest component of the Company’s non-earning assets. At December 31, 2005, cash on hand and balances due from correspondent banks represented 5% of total assets for December 31, 2005 and 2004. The Company recorded $83,000 and $203,000 fee income as a result of participation in ATM Funding Program in 2005 and 2004, respectively. The outstanding balance of cash and due from banks was $79.8 million and $63.6 million as of December 31, 2005 and 2004, respectively. The ratio of average cash and due from banks to average total assets remained at around 5% for the years ended December 31, 2005 and 2004, respectively. Even though BOLI, the investment in the ATM funding program, and the investment in affordable housing partnerships all enhance profitability, none of them is classified as an interest-earning asset. The Company maintained balances at correspondent banks to cover daily in-clearings and other activities. The average reserve balance requirements were approximately $14.4 million and $5.9 million as of December 31, 2005 and 2004, respectively, most of which were covered by cash on hand and vault cash held, so no additional balances were maintained with Federal Reserve Bank for this purpose.

A significant component of non-earning assets is Premises and Equipment, which is stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related leases, or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense was $1.6 million in 2005 as compared to $1.4 million in 2004. The net book value of the Company’s premises and equipment totaled $14.0 million at December 31, 2005, an increase of $2.3 million compared to $11.7 million at December 31, 2004.

Other assets increased by $308,000 to $4.3 million as of December 31, 2005 compared to $4.0 million at December 31, 2004. The increase principally reflects the fair value of the interest rate swaps in the amounts of $300,000.

Deposits

The composition and cost of the Bank’s deposit base are important components in analyzing the Bank’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. Net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost core deposits, namely noninterest-bearing demand, NOW accounts, savings accounts and money market deposit accounts. Liquidity is impacted by the volatility of deposits or other funding instruments, or in other words their propensity to leave the institution for rate-related or other reasons. Potentially, the most volatile deposits in a financial institution are large certificates of deposits, which generally mean time deposits with balances exceeding $100,000. Because these deposits (particularly when considered together with a customer’s other specific deposits) may exceed FDIC insurance limits, depositors may select shorter maturities to offset perceived risk elements associated with deposits over $100,000.

The Bank offers a wide variety of retail deposit account products to both consumer and commercial deposit customers. Time deposits, which are the Company’s highest cost deposits, consisting primarily of retail fixed-rate certificates of deposit, comprised 53% and 46% of the deposit portfolio at December 31, 2005 and 2004, respectively. The ratio of noninterest-bearing deposits to total deposits was 27% and 30% at December 31, 2005, and 2004, respectively. All other deposits, which include interest-bearing checking accounts (NOW), savings and money market accounts, accounted for the remaining 20% and 24% of the deposit portfolio at December 31, 2005 and 2004, respectively. The deposit composition changed in 2005 from 2004. Demand deposit, money market and NOW, savings, time deposit less than $100,000 and time deposits more than $100,000 as a percentage of total deposits was 27%, 15%, 5%, 7% and 46% at December 31, 2005, respectively, as compared to 30%, 18%, 6%, 7%, and 39%, respectively at December 31, 2004.

Deposits totaled $1.5 billion at December 31, 2005 as compared to $1.2 billion as of December 31, 2004 reflecting an increase of $315.0 million or 27% for the year of 2005. This increase in deposits reflected growth across all deposit categories but time deposits increased as an overall percentage of the total deposits to $783.8 million or 52% of total deposits from 45% of total deposits at December 31, 2004. The Company can utilize wholesale funding sources, rather than paying higher interest rates on time deposits for rate sensitive customers who typically demand higher rates on Certificate of Deposits because of local market competition. In 2003, the Company replaced some high cost deposits with lower cost deposits generated by branches and low cost deposits from the State of California. Total brokered CDs were $20.0 million as of December 31, 2005 and 2004, with the remaining maturities of one month and ranging from six to eleven months, respectively.

The Bank maintained a time certificate of deposit from the State of California, which amounted to $80.0 million as of December 31, 2005, and $60.0 million as of December 31, 2004. The deposit has been renewed every 3 to 6 months. The cost of the deposits was a range between 3.58% to 4.36% at December 31, 2005 and 1.31% at December 31, 2004.

Time deposits of $100,000 or more totaled $686.4 million and $452.4 million, accounting for 46% and 39%, respectively of the deposit portfolio at December 31, 2005 and 2004, respectively. These accounts, consisting primarily of consumer deposits and a deposit from the State of California, had a weighted average interest rate of 3.39% and 1.99% at December 31, 2005 and 2004, respectively. The following table provides the remaining maturities of the Company’s time deposits in denominations of $100,000 or greater as of December 31, 2005 and 2004:

Maturity of Time Deposits of $100,000 or more

(Dollars in thousands)	December 31, 2005	December 31, 2004
Three months or less	$261,084	$255,816
Over three months through six months	192,475	129,382
Over six months through twelve months	220,303	64,661
Over twelve months	11,474	2,500

Total	$685,336	$452,359

The Company’s average deposit cost increased to 2.12% during 2005 from 1.37% in 2004.

Information concerning the average balance and average rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield table in the previous section entitled “Results of Operations—Net Interest Margin”.

Other Borrowed Funds

The Company borrows funds from the Federal Home Loan Bank and from the Treasury, Tax, and Loan Investment Program, which is administered by the Federal Reserve Bank. Borrowed funds totaled to $28.6 million at December 31, 2005 as compared to $44.8 million at December 31, 2004. Interest expense on total borrowed funds was $938,000 in 2005 and $489,000 in 2004, reflecting average interest rates of 3.50% and 2.65%, respectively.

The U.S. economy is currently in a rising interest rate environment, and Management sees some merit in wholesale funding sources, to extend liability durations at reasonable costs, utilizing mostly short-term Federal Home Loan Bank advances. As of December 31, 2005, the Company borrowed $27.1 million as compared to $42.4 million in 2004 from the Federal Home Loan Bank of San Francisco with note terms from 1 year to 15 years. $27.0 million or 94% of current FHLB advances are short-term. Notes of 10-year and 15-year terms are amortizing at the predetermined schedules over the life of the notes. The Company has pledged residential, multifamily and commercial loans secured by first trust deeds with a total carrying value of $858 million at December 31, 2005 and $618 million at December 31, 2004. During 2004, the Company started to participate in new Blanket Lien Program with FHLB in order to better utilize its borrowing capacity and use of its collateral. Under this program, the Company increased its collateral in order to increase its borrowing capacity as well as create a new liquidity source for the future use. Total interest expense on the notes was $895,000 and $474,000 for the years ended December 31, 2005 and 2004, respectively, reflecting average interest rates of 3.47% and 3.34% respectively.

Borrowings obtained from the Treasury, Tax, and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and U.S. Government sponsored agencies and/or mortgage-backed securities with a total carrying value of $2.8 million held to maturity securities at December 31, 2005, as collateral to participate in the program. The total borrowed amount under the program, outstanding at December 31, 2005 was $1.5 million, and $ 2.2 million outstanding at December 31, 2004.

Interest expense on the notes was $21,900 and $14,300 for the years ended December 31, 2005 and 2004, respectively, reflecting average interest rates of 4.30% and 1.15% respectively. In addition, the issuance of long-term subordinated debenture at the end of 2004 of $18.6 million in “pass-through” trust preferred securities created another source of funding. (See Note 11 to the Financial Statements in Item 8 herein).

Contractual Obligations

The following table presents, as of December 31, 2005, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(Dollars in Thousands)
Debt obligations	$21,806	$4,585	$646	$20,163	$47,200
Deposits	1,465,540	13,152	1,774	90	1,480,556
Operating lease obligations	22	5,830	2,945	3,182	11,979

Total contractual obligations	$1,487,368	$23,567	$5,365	$23,435	$1,539,735

Off-Balance Sheet Arrangements

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

Impact of Inflation

The primary impact of inflation on the Company is its effect on interest rates. The Bank’s primary source of income is net interest income, which is affected by changes in interest rates. The Bank attempts to limit the impact of inflation on the Bank’s net interest margin through the management of rate-sensitive assets and liabilities and the analysis of interest rate sensitivity. The effect of inflation on premises and equipment as well as non-interest expenses has not been significant for the periods covered in this Annual Report.

Market Risk and Asset Liability Management

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

Interest Rate Risk

Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change. In general, the interest that the Company earns on its assets and pays on its liabilities is established contractually for specified period of time. Market interest rates change over time and if a financial institution cannot quickly adapt to changes in interest rates, it may be exposed to volatility in earnings. For instance, if the Company was to fund long-term fixed rate assets with short-term variable rate deposits, and interest rates were to rise over the term of the assets, the short-term variable deposits would rise in cost, adversely affecting net interest income. Similar risks exist when rate sensitive assets (for example, prime rate based loans) are funded by longer-term fixed rate liabilities in a falling interest rate environment.

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

Gap analysis measures the repricing mismatches between assets and liabilities. The interest rate sensitivity gap is determined by subtracting the amount of liabilities from the amount of assets that reprice during a particular time interval. A liability sensitive position results when more liabilities than assets reprice or mature within a given period. Conversely, an asset sensitive position results when more assets than liabilities reprice within a given period. As of December 31, 2005, the Company was asset sensitive with a positive one-year gap of $373.6. million or 25.7% of total assets and 28.1% of earning assets. As the Company’s assets tend to reprice more frequently than its liabilities over a one-year horizon, the Company will generally realize higher net interest income in a rising rate environment and lower net interest income in a falling rate environment.

The following table sets forth the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2005 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis

	As of December 31, 2005 Amounts Subject to Repricing Within
	0-3 Months	3-12 Months	1-5 Years	After 5 Years	Non Sensitive	Total
	(Dollars in thousands)
Assets
Cash	$—	$—	$—	$—	$79,822	$79,822
Federal fund sold	58,490	—	—	—	—	58,490
Money market funds and interest-bearing deposits in other banks	4,064	1,000				5,064
Investment securities	76,139	66,939	97,871		(3,874)	237,075
FHLB and other equity bank stock	5,434	—	—	—	—	5,434
Loans	1,032,576	56,092	111,896	19,138	13,318	1,233,020
Allowance for loan loss	—	—	—	—	(13,871)	(13,871)
Cash surrender value of life insurance	—	—	—	10,805	—	10,805
Other assets	—	—	—	—	45,164	45,164

Total assets	$1,176,703	$124,031	$209,767	$29,943	$120,559	$1,661,003

Liabilities
Deposits:
Demand deposit	$197,525	$—	$197,525	$—	$—	$395,050
Interest-bearing:
Savings deposits	—	—	81,654		—	81,654
Time deposits of $100,000 or more	397,742	280,640	7,180	—	—	685,562
Other time deposits	57,729	37,904	1,485	90	—	97,208
Money market and NOW accounts	106,801	—	114,281		—	221,082
Accrued interest payable	—	—	—	—	9,084	9,084
Acceptances outstanding	—	—	—	—	—	—
Other borrowed funds	20,067	205	5,230	1,606	1,535	28,643
Long-term subordinated debentures	18,557					18,557
Other liabilities	—	—	—	—	11,449	11,449

Total liabilities	798,421	318,749	407,355	1,696	22,068	1,548,289

Shareholders’ equity	—	—	—	—	112,714	112,714

Total liabilities & shareholders’ equity	$798,421	$318,749	$407,355	$1,696	$134,782	$1,661,003

Interest rate swap notional amount		$25,000
Period repricing gap	$378,283	$(169,717)	$(197,589)	$28,246
Cumulative repricing gap	378,283	208,566	10,977	39,223
as % of total assets	22.77%	12.56%	0.66%	2.36%
as % of earning assets	24.56%	13.54%	0.71%	2.55%

Although the interest rate sensitivity gap analysis is a useful measurement tool and contributes to effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the Asset/Liability Management Committee also uses simulation modeling on a quarterly basis as a tool to measure the sensitivity of net interest income (“NII”) and economic value of equity (“EVE”) to interest rate changes. EVE is defined as the net present value of an institution’s existing assets, minus the present value of liabilities and off-balance sheet instruments. The simulation model captures all assets, liabilities, and off-balance sheet financial instruments, such as the interest rate swaps, and other significant variables considered to be affected by interest rates. These other significant variables include prepayment speeds on mortgage-backed securities, cash flows on loans and deposits, principal amortization, call options on investment securities purchased, statements of financial condition growth assumptions, and changes in interest rate relationships as various rate indices react differently to market rates. The simulation measures the volatility of net interest income and EVE under immediate rising or falling market rate scenarios in 100-basis-point increments up to 300 basis points.

The following table sets forth, as of December 31, 2005, the estimated impact of changes on the Company’s net interest income over a twelve-month period and EVE, assuming a parallel shift of 100 to 300 basis points in both directions.

Change (In Basis Points)	Net Interest Income (Next twelve months)	% Change	Net Portfolio Value (EVE)	% Change
(Dollars in thousands)
+300	$80,633	14.35%	$103,805	(8.76)%
+200	$77,391	9.76%	$107,179	(5.80)%
+100	$73,987	4.93%	$110,490	(2.89)%
Level	$70,511	0.00%	$113,775	0.00%
-100	$66,935	(5.07)%	$117,028	2.86%
-200	$63,061	(10.57)%	$119,586	5.11%
-300	$58,480	(17.06)%	$121,254	6.57%

As previously indicated, net income increases (decreases) as market interest rates rise (fall), since the Company is asset sensitive. The EVE decreases (increases), as the rate rises (falls), since the EVE has a negative convexity (reverse relationship) with the discount rate. As above table indicates, 300 basis points drop in rates impacts net interest income by $12.0 million or 17% decrease, whereas rate increase of 300 basis points impacts net interest income by only $10.9 million or 14% increase. Since average cost on interest-bearing liabilities was 2.04% at December 31, 2005, the effect of 300 basis points drop in rates on interest-bearing liabilities is protected even without a floor, but there may be almost full 300 basis points drop in the yield of interest-earning assets.

All interest-earning assets and interest-bearing liabilities and related derivative contracts are included in the rate sensitivity analysis at December 31, 2005. At December 31, 2005, the Company’s estimated changes in net interest income and EVE was within the ranges established by the Board of Directors.

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

Derivatives

The Company’s historical strategies in protecting both net interest income and the economic value of equity from significant movements in interest rates have involved using various methods of assessing existing and future interest rate risk exposure and diversifying and restructuring its investment portfolio accordingly. The Company may use off-balance sheet instruments, such as interest rate swaps, as part of its overall goal of minimizing the impact of interest rate fluctuations on the Company’s net income, shareholders’ equity and cash flows. One interest rate swap was terminated partially in the notional amount of $25 million, from the original contract entered in October 2002 with a notional value of $45 million, and replaced during August 2003 at the same notional amount, but with a 3 year extended maturity to August 2006 and with a fixed rate of 6.25%. The remaining notional amount of the $20 million swap from the original $45 million matured on October 2004. To replace a maturing interest rate swap with a notional value of $20 million on October 30, 2004, the Company entered into a new interest rate swap receiving a fixed rate stream of 6.25% and paying prime with a 4-year term.

The following table provides information as of December 31, 2005, on the Bank’s outstanding derivatives:

Description	Notional Value	Period	Fixed Receiving Rate	Floating Paying Rate
(Dollars in thousands)
Interest Rate Swap II	$25,000	08/02-08/06	6.25%	WSJ Prime	*

(*)	At December 31, 2005, the Wall Street Journal published Prime Rate was 7.25 percent.

Net interest settlements of $26,000 and $1.6 million were recorded for the years ended December 31, 2005, and 2004, respectively, in noninterest expense. At December 31, 2005, the fair value of the interest rate swaps was ($229,000), as compared to $77,000 at December 31, 2004. The Company’s policies also permit the purchase of rate caps and floors, although the Company has not yet engaged in these activities.

The Company does not apply hedge accounting treatment for its interest rate swaps. Market value adjustments of the swaps are included in other assets and recorded through current earnings. The total market value adjustment was a loss of $586,000 compared to a loss of $235,000 at December 31, 2005 and 2004, respectively.

Liquidity

Liquidity is the Company’s ability to maintain sufficient cash flow to meet deposit withdrawals and loan demands and to take advantage of investment opportunities as they arise. The Company’s principal sources of liquidity have been growth in deposits, proceeds from the maturity of securities, and repayments from loans. To supplement its primary sources of liquidity, the Company maintains contingent funding sources, which include a borrowing capacity of up to 25% of total assets upon providing collateral with the Federal Home Loan Bank of San Francisco, access to the discount window of the Federal Reserve Bank of San Francisco, a deposit facility with the California State Treasurers office up to 80% of total equity with collateral pledging, and unsecured Fed funds lines with correspondent banks.

As of December 31, 2005, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities was 18%. Total available liquidity as of that date was $272 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available for sale securities. It is the Company’s policy to maintain a minimum liquidity ratio of at least 10%. The Company’s net non-core fund dependence ratio was 41% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $150 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The net non-core fund dependence ratio was 33% with the assumption of $150 million as stable and core fund sources and certain portion of MMDA as volatile. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by the long-term assets.

Capital Resources

Shareholders’ equity as of December 31, 2005 was $112.7 million, compared to $90.7 million as of December 31, 2004. The primary sources of increases in capital have been retained earnings and proceeds and tax benefits from the exercise of employee and/or director stock options. The Company did, however, issue $18 million in Trust Preferred Securities in 2004 through its wholly owned subsidiary, Center Capital Trust I. On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 14.0% of the Company’s Tier I capital. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale and changes in fair value of interest rate swaps for hedging of certain prime rate based loans. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company is financially sound and able to support its growth from its retained earnings. Until October 2003, the Company had been reinvesting all of its earnings into its capital in order to support the Company’s continuous growth, and paid only stock rather than cash dividends. Beginning in October 2003 Center Financial commenced a new dividend policy of paying quarterly cash dividends to its shareholders. In accordance with this policy, the Company continued to pay quarterly cash dividend of 4 cents per share during 2005, for a total of $3.7 million. The Company plans to continue to pay quarterly cash dividends in the future, provided that such dividends allow the Company to continue to meet regulatory capital requirements and are not overly restrictive to its growth capacity. However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividend.

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose Tier I risk based capital ratio, total risk based capital ratio and leverage ratio meet or exceed 6%, 10%, and 5%, respectively, are deemed to be “well-capitalized.” As of December 31, 2005, all of the Company’s capital ratios were above the minimum regulatory requirements for a “well-capitalized” institution.

The following table compares the Company’s and the Bank’s actual capital ratios at December 31, 2005 and 2004, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Risk Based Ratios
2005
Total Capital (to Risk-Weighted Assets)	10.76%	10.78%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	9.70%	9.72%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	8.21%	8.22%	4.00%	5.00%

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Risk Based Ratios
2004
Total Capital (to Risk-Weighted Assets)	10.62%	10.54%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	9.59%	9.52%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	9.13%	9.09%	4.00%	5.00%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk called for by Item 305 of Regulation S-K is included as part of Item 7 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk”, “Asset Liability Management”, “Interest Rate Risk” and “Interest Rate Sensitivity”.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following financial statements and independent registered public accounting firm’s reports are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Center Financial Corporation

We have audited the accompanying consolidated statement of financial condition of Center Financial Corporation (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Center Financial Corporation as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Los Angeles, California

March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Center Financial Corporation

Los Angeles, California

We have audited the accompanying consolidated statement of financial condition of Center Financial Corporation (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Center Financial Corporation as of December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 24, the accompanying consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 30, 2005 (November 18, 2005 as to the effects of the restatement described in Note 24)

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2005 AND 2004

	12/31/2005	12/31/2004
	(Dollars in thousands)
ASSETS
Cash and due from banks	$79,822	$63,564
Federal funds sold	58,490	35,915
Money market funds and interest-bearing deposits in other banks	5,064	3,663

Cash and cash equivalents	143,376	103,142
Securities available for sale, at fair value	226,023	157,027
Securities held to maturity, at amortized cost (fair value of $11,014 as of December 31, 2005 and $11,553 as of December 31, 2004)	11,052	11,396
Federal Home Loan Bank and other equity stock, at cost	5,434	3,905
Loans, net of allowance for loan losses of $13,871 as of December 31, 2005 and $11,227 as of December 31, 2004	1,206,408	995,950
Loans held for sale, at the lower of cost or market	12,741	14,523
Premises and equipment, net	14,027	11,695
Customers’ liability on acceptances	4,028	8,505
Accrued interest receivable	6,486	4,894
Deferred income taxes, net	10,205	7,108
Investments in affordable housing partnerships	4,481	3,857
Cash surrender value of life insurance	10,805	10,430
Goodwill	1,253	1,253
Intangible assets	373	426
Other assets	4,311	4,003

TOTAL	$1,661,003	$1,338,114

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$395,050	$347,195
Interest-bearing	1,085,506	818,341

Total deposits	1,480,556	1,165,536
Acceptances outstanding	4,028	8,505
Accrued interest payable	9,084	3,681
Other borrowed funds	28,643	44,854
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	7421	6,261

Total liabilities	1,548,289	1,247,394
Commitments and Contingencies	—	—
Shareholders’ Equity	—	—
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,439,053 as of December 31, 2005 and 16,283,496 as of December 31, 2004	65,622	64,785
Retained earnings	48,268	26,290
Accumulated other comprehensive loss, net of tax	(1,176)	(355)

Total shareholders’ equity	112,714	90,720

TOTAL	$1,661,003	$1,338,114

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(Dollars in thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$85,102	$52,411	$36,325
Interest on federal funds sold	974	662	363
Interest on taxable investment securities	6,023	3,589	3,955
Interest on tax-advantaged investment securities	321	559	730
Dividends on equity stock	224	145	41
Money market funds and interest-earning deposits	181	142	298

Total interest and dividend income	92,825	57,508	41,712

INTEREST EXPENSE:
Interest on deposits	27,376	14,120	11,148
Interest on borrowed funds	1,153	489	491
Interest on long-term subordinated debentures	938	772	4

Total Interest expense	29,467	15,381	11,643

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	63,358	42,127	30,069
PROVISION FOR LOAN LOSSES	3,370	3,250	2,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	59,988	38,877	28,069

NONINTEREST INCOME:
Customer service fees	9,125	8,569	7,164
Fee income from trade finance transactions	3,491	3,596	2,689
Wire transfer fees	914	829	698
Gain on sale of loans	2,487	4,616	2,681
Net (loss) gain on sale of securities available for sale	51	(15)	330
Gain (loss) on sale of premises and equipment	—	(100)	(61)
Loan service fees	2,014	1,397	1,296
Other income	2,449	1,666	1,755

Total noninterest income	20,531	20,558	16,552

NONINTEREST EXPENSE:
Salaries and employee benefits	19,516	16,361	13,458
Occupancy	3,374	2,477	1,998
Furniture, fixtures, and equipment	1,809	1,385	1,321
Data processing	2,012	2,038	1,613
Professional service fees	3,771	3,612	2,204
Business promotion and advertising	2,788	2,543	1,795
Stationery and supplies	839	550	586
Telecommunications	600	517	462
Postage and courier service	735	621	545
Security service	817	695	573
Impairment loss of securities available for sale	—	2,263	880
Loss (gain) on interest rate swaps	586	235	(2,188)
Other operating expenses	3,978	3,526	2,784

Total noninterest expense	40,825	36,823	26,031

INCOME BEFORE INCOME TAX PROVISION	39,694	22,612	18,590
INCOME TAX PROVISION	15,091	8,388	6,798

NET INCOME	$24,603	$14,224	$11,792

EARNINGS PER SHARE:*
Basic	$1.50	$0.88	$0.75

Diluted	$1.48	$0.86	$0.73

*	As adjusted to reflect the two-for-one stock split paid on March 2, 2004.

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2005, 2004, AND 2003

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
	(Dollars and Share Numbers in thousands)
BALANCE, JANUARY 1, 2003	14,246	$51,831	$12,677	$776	$65,284
Comprehensive income
Net income			11,792		11,792
Other comprehensive income
Change in unrealized loss, net of tax expense of $476 on Securities available for sale				(1,252)	(1,252)

Comprehensive income					10,540

Stock options exercised	652	1,836			1,836
Tax benefit from stock options exercised		1,245			1,245
Stock dividend	1,150	8,526	(8,526)
Cash dividend ($0.08 per share)			(641)		(641)
Cash paid for fractional shares	—	—	(3)	—	(3)

BALANCE, DECEMBER 31, 2003	16,048	63,438	15,299	(476)	78,261
Comprehensive income
Net income			14,224		14,224
Other comprehensive income
Change in unrealized gain, net of tax expense of $88 on Securities available for sale				121	121

Comprehensive income					14,345

Stock options exercised	235	933			933
Tax benefit from stock options exercised		414			414
Cash dividend ($0.20 per share)	—	—	(3,233)	—	(3,233)

BALANCE, DECEMBER 31, 2004	16,283	64,785	26,290	(355)	90,720
Comprehensive income
Net income			24,603		24,603
Other comprehensive income
Change in unrealized loss, net of tax benefit of $556 on Securities available for sale				(821)	(821)

Comprehensive income					23,782

Stock options exercised	156	837			837
Cash dividend ($0.16 per share)			(2,625)		(2,625)

BALANCE, DECEMBER 31, 2005	16,439	$65,622	$48,268	$(1,176)	$112,714

(Continued)

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME—(Continued)

YEAR ENDED DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
	(Dollars in thousands)
Disclosures of reclassification amounts for the years ended December 31:
Unrealized (loss) gain on securities available for sale:
Unrealized holding (loss) gain arising during period, net of tax (benefit) expense of $(606) in 2005, $(870) in 2004, and $(1,140) in 2003	$(822)	$(1,199)	$(1,571)
Less reclassification adjustments for gain included in net income, net of tax expense of $10 in 2005, $958 in 2004 and $231 in 2003	1	1,320	319

Net change in unrealized (loss) gain on securities available for sale, net of tax expense (benefit) of $(596) in 2005, $88 in 2004, and $(909) in 2003	$(821)	$121	$(1,252)

(Concluded)

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,603	$14,224	$11,792
Adjustments to reconcile net income to net cash provided by operating activities:
Acceleration of stock options	—	(289)	—
Depreciation and amortization	1,644	1,366	1,295
Mark to market adjustments on interest rate swaps	306	1,844	(376)
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	21	601	1,204
Provision for loan losses	3,370	3,250	2,000
Impairment of securities available for sale	—	2,263	880
Net loss (gain) on sale of premises and equipment	—	100	61
Net loss (gain) on sale of securities available for sale	(51)	15	(330)
Originations of SBA loans held for sale	(48,959)	(18,609)	(12,641)
Gain on sale of loans	(2,487)	(4,616)	(2,681)
Proceeds from sale of loans	53,230	86,849	56,598
Deferred tax (benefit) provision	(2,443)	(4,163)	(1,357)
Federal Home Loan Bank stock dividend	(190)	(111)	(37)
(Increase) decrease in accrued interest receivable	(1,592)	(3,491)	(1,655)
Net increase in cash surrender value of life insurance policy	(376)	(396)	—
Decrease (increase) in other assets and servicing assets	4,257	132	(709)
Increase (decrease) in accrued interest payable	5,402	1,211	(145)
(Decrease) increase in accrued expenses and other liabilities	(3,770)	566	4,334

Net cash provided by operating activities	32,965	80,746	58,233

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(209,417)	(88,883)	(41,762)
Proceeds from principal repayment, matured, or called securities available for sale	131,789	34,740	58,376
Proceeds from sale of securities available for sale	7,274	4,629	10,330
Purchase of securities held to maturity	(1,805)	—	(9,173)
Proceeds from matured, called or principal repayment on securities held to maturity	2,119	3,939	9,537
Purchase of Federal Home Loan Bank and other equity stock	(1,338)	(1,216)	(1,724)
Proceeds from net swap settlement payment	26	1,703	1,805
Net increase in loans	(213,989)	(353,131)	(240,365)
Proceeds from recoveries of loans previously charged-off	161	803	1,298
Purchases of premises and equipment	(3,949)	(2,092)	(2,431)
Proceeds from disposal of equipment	1	—	—
Cash acquired from purchase of Chicago branch	—	3,848	—
Net increase in investments in affordable housing partnerships	(624)	(192)	(683)
Purchase of bank-owned life insurance	—	—	(10,000)

Net cash used in investing activities	(289,752)	(395,852)	(224,792)

(Continued)

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

FOR THE THREE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(Dollars in thousands)
CASH FLOW FROM FINANCING ACTIVITIES:
Net increase in deposits	$315,020	$284,754	$140,845
Net (decrease) increase in other borrowed funds	(16,211)	(5,817)	33,106
Proceeds from issuance of long-term subordinated debentures	—	—	18,000
Proceeds from stock options exercised	837	933	1,836
Payment of cash dividend	(2,625)	(2,583)	(641)
Stock dividend paid in cash for fractional shares	—	—	(3)

Net cash provided by financing activities	297,021	277,287	193,143

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	40,234	(37,819)	26,584
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$103,142	$140,961	$114,377

CASH AND CASH EQUIVALENTS, END OF YEAR	$143,376	$103,142	$140,961

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$24,062	$14,132	$11,788
Income taxes paid	$17,842	$13,037	$6,682
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of retained earnings to common stock for stock dividend	$—	$—	$8,526
Cash dividend accrual	$657	$650	$—
Purchase of Chicago Branch
Fair value of assets acquired	$—	$12,363	$—
Fair value of liabilities assumed	$—	$13,616	$—
Goodwill	$—	$1,253	$—

(Concluded)

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE BUSINESS OF CENTER FINANCIAL CORPORATION

As discussed in Note 24 below, we have restated our financial statements and other financial information for the years 2002 through 2004 and for each of the quarters in the years 2004 and 2003, to reflect a change in the accounting treatment of the Company’s interest rate swaps, which swaps were acquired between 2001 and 2003. See Note 24 for further information.

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

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters is located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank is a community bank providing comprehensive financial services for small to medium sized business owners, mostly in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is the greater Los Angeles metropolitan area, including Los Angeles, Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has seventeen full-service branch offices, fifteen located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all California branches as de novo branches. On April 26, 2004, the Company completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch, the Bank’s first out-of-state branch, which will focus on the Korean-American niche market in Chicago. The Company assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Company opened two new branches in Irvine, California and Seattle, Washington in 2005. The Bank also operates nine Loan Production Offices (“LPOs”) in Phoenix, Seattle, Denver, Washington D.C., Las Vegas, Atlanta, Honolulu, Houston and Dallas. During the third quarter of 2004, the Company opened LPOs in Atlanta and Honolulu. New LPOs in Houston and Dallas started operation in late October 2004.

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

Center Financial’s principal source of income is currently dividends from the Bank. The expenditures of Center Financial, including legal and accounting professional fees, and Nasdaq listing fees, have been and will generally be paid from dividends paid to Center Financial by the Bank.

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

The Company is required to maintain minimum reserve balances in cash with the Federal Reserve Bank. The average reserve balance requirement was approximately $7,500,000 and $5,920,000 during 2005 and 2004, respectively.

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accreted discounts and amortized premiums on investment securities are included in interest income, using the interest method, and unrealized and realized gains or losses related to holding or selling of securities are calculated using the specific identification method. Any declines in the fair value of held-to-maturity or available for sale securities below their cost that are deemed to be other than temporary are reflected in the statements of operations as realized losses.

Federal Home Loan Bank and Other Equity Stock

As a member of the Federal Home Loan Bank (“FHLB”) of San Francisco, the Company is required to own common stock in the FHLB based upon the Company’s balance of residential mortgage loans, mortgage-backed securities, and outstanding advances. The Company’s investment in FHLB stock totaled $5.4 million and $3.8 million as of December 31, 2005 and 2004, respectively. In addition, the Company invested $60,000 in Pacific Coast Bankers’ Bank stock at December 31, 2005 and 2004. The instruments are carried at cost in the statements of financial condition.

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

Certain Small business Administration (SBA) loans that the management has the intent to sell before maturity are designated as held for sale at origination and recorded at the lower of cost or market value, determined on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. On loans sold, the Company allocates the carrying value of such loans between the portion sold and the portion retained, based upon estimates of their relative fair values at the time of sale. The difference between the adjusted carrying value and the face amount of the portion retained is amortized to interest income over the life of the related loan using the interest method.

Servicing assets are recognized when loans are sold with servicing retained. The servicing asset is included in other assets in the accompanying consolidated statements of financial condition and is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, using a discount rate of the related note rate plus 1 to 2 percent. The servicing asset is amortized in proportion to and over the period of estimated servicing income. Management periodically evaluates the servicing asset for impairment, which is the carrying amount of the servicing asset in excess of the related fair value. The fair value of servicing assets was determined using a weighted average discount rate of 10 percent and prepayment speed of 16.2 percent at December 31, 2005. Impairment, if it occurs, is recognized in a valuation allowance in the period of the impairment.

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long Term Subordinated Debentures

The Company established Center Capital Trust I in December 2003 (the “Trust”) as a statutory business trust, which is a wholly owned subsidiary of the Company. In the private placement transaction, the Trust issued $18 million of floating rate (3-month LIBOR plus 2.85%) capital securities representing undivided preferred beneficial interests in the assets of the Trust. The Trust also issued common securities to Center Financial for $557,000 to purchase additional subordinated debentures. The Company is the owner of all the beneficial interests represented by the common securities of the Trust. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I Capital for regulatory purposes. Effective December 31, 2003, as a consequence of adopting the provisions of FIN No. 46R, the Trust is no longer being consolidated into the accounts of the Company. Long-term subordinated debt of $18,557,000 represents liabilities of the Company to the Trust.

Income Taxes

Deferred income taxes are provided for using an asset and liability approach. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements.

Financial Instruments Held for Asset and Liability Management Purposes

The Company recognizes all derivatives as either assets or liabilities in the balance sheets and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

Stock-Based Compensation

The Company has adopted SFAS No. 123 (as amended by SFAS No. 148), Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based employee compensation plans. The standards include the recognition of compensation expense over the vesting period of the fair value of stock-based awards on the date of grant. SFAS No. 123 permits entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provide only the pro forma net income and pro forma net earnings per share disclosures as if the fair-value based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense for fixed options would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 in accounting for its stock option plan and provide the pro forma disclosure requirements of SFAS No. 148, as amended, in the footnotes to its consolidated financial statements.

As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Stock Option

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	For the Years Ended December 31,
	2005	2004	2003
Net income, as reported	$24,603	$14,224	$11,792
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(570)	(310)	(271)

Pro forma net income	$24,033	$13,914	$11,521

Earnings per share:
Basic—as reported	$1.50	$0.88	$0.75
Basic—pro forma	$1.47	$0.86	$0.73
Diluted—as reported	$1.48	$0.86	$0.73
Diluted—pro forma	$1.45	$0.84	$0.71

Earnings per Share

Basic earnings per share (“EPS”) exclude dilution and are computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Stock Split

On January 28, 2004, the Company’s Board of Directors approved a two-for-one stock split. All share and per share amounts included in the accompanying consolidated financial statements and footnotes have been retroactively adjusted to reflect the stock split.

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) which permitted the recognition of compensation expense using the intrinsic value method. SFAS No. 123(R) will be effective July 1, 2005. However, on April 15, 2005, the Securities Exchange Commission (“SEC”) issued a press release announcing the amendment of the compliance date for SFAS No. 123(R) to be no later than the beginning of the first fiscal year beginning after June 15, 2005. We estimate that the impact of adopting SFAS No. 123(R) will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under Statement No. 123.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment”, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. We will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on January 1, 2006.

Additionally, during 2005 the FASB Staff issued three FASB Staff Positions (FSPs) related to SFAS No. 123(R), FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)”, FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” and FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. Each of these FSPs has been considered and will be incorporated into the adoption of SFAS No. 123(R) on January 1, 2006.

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 11, 2005 the FASB issued three exposure drafts—“Accounting for Transfers of Financial Assets,” “Accounting for Servicing of Financial Assets” and “Accounting for Certain Hybrid Financial Instruments”—as proposed amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). Management is currently monitoring and evaluating the potential impact of these various amendments, including the proposed one-time irrevocable election to move servicing rights from a LOCOM (lower of cost or fair market value) to a fair value accounting basis, which management intends to adopt as soon as such election becomes available. The first two exposure drafts are expected to be issued as separate amendments to SFAS No. 140 during the first half of 2006. In February 2006, the FASB issued Statement No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments.” This Statement is effective for all hybrid financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management is currently evaluating the potential impact of this Statement.

On December 19, 2005, the FASB staff issued FSP SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk”. This FSP recognizes that certain loan products (e.g., loans subject to significant payment increases, negatively amortizing loans and loans with high loan-to-value ratios) may increase a reporting entity’s exposure to credit risk, that may result in a concentration of credit risk as defined in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” that requires separate disclosure within the financial statements. The FSP was effective immediately and the disclosures required have been presented.

On January 25, 2006, the FASB issued an exposure draft for a proposed accounting standard, The Fair Value Option for Financial Assets and Financial Liabilities. The proposed standard, which would be effective for periods beginning after December 15, 2006, would allow the Company a one time irrevocable election to carry certain financial assets and liabilities on the balance sheet at fair value. Management is currently evaluating the proposed standard, but has not yet determined the financial assets and liabilities for which the fair value option would be elected or the potential impact on the consolidated financial statements if such election were made.

These pronouncements did not have a material impact on our consolidated financial statements.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. INVESTMENT SECURITIES

The following is a summary of the investment securities at December 31:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
2005
Available for sale:
Fixed Rate Collateralized Mortgage Obligations	$2,817	$—	$(17)	$2,800
Mutual Funds backed by adjustable rate mortgages	3,000	—	(39)	2,961
U.S. Treasury securities	498	—	(1)	497
U.S. Government agencies and U.S. Government sponsored enterprise securities	131,719	2	(1,238)	130,483
U.S. Government agencies mortgage-backed and U.S. Government sponsored enterprise securities	70,959	—	(1,077)	69,882
U.S. Government sponsored enterprise preferred stock	4,865	308	—	5,173
Corporate trust preferred securities	11,000	54	—	11,054
Corporate debt securities	3,194		(21)	3,173

Total	$228,052	$364	$(2,393)	$226,023

Held to maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$4,130	$—	$(77)	$4,053
Municipal securities	6,922	39	—	6,961

Total	$11,052	$39	$(77)	$11,014

2004
Available for sale:
U.S. Treasury securities	$2,014	$19	$—	$2,033
U.S. Government sponsored agencies asset-backed securities	6	—	—	6
U.S. Government agencies and U.S. Government sponsored enterprise securities	66,535	1	(789)	65,747
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	62,294	263	(278)	62,279
U.S. Government sponsored enterprise preferred stock	10,092	46	—	10,138
Corporate trust preferred securities	11,000	28	—	11,028
Corporate debt securities	5,698	98	—	5,796

Total	$157,639	$455	$(1,067)	$157,027

Held to maturity:
U.S. Government and U.S. Government sponsored enterprise agency securities	$6,197	$—	$(36)	$6,161
Municipal securities	5,199	193	—	5,392

Total	$11,396	$193	$(36)	$11,553

Accrued interest and dividends receivable on investment securities totaled $1,147,000 and $981,000 at December 31, 2005 and 2004, respectively. For the years ended December 31, 2005, 2004, and 2003, proceeds from sales of securities available for sale amounted to $7,273,000, $4,629,000, and $10,330,000, respectively with gross realized gain (loss) of $51,000, ($15,000) and $330,000, respectively.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2005, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2035, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Also, the U.S. government sponsored enterprises, which issued preferred stock with no maturity have the right to call these obligations at par.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Within 1 year	$67,229	$66,848	$380	$382
Over 1 year through 5 years	68,182	67,305	2,171	2,210
Over 5 years through 10 years			3,073	3,083
Over 10 years	11,000	11,054	1,297	1,285

	146,411	145,207	6,921	6,960
Mortgage-backed securities	70,959	69,882	4,131	4,054
Mutual Funds backed by adjustable rate mortgages	3,000	2,961	—	—
Collateralized Mortgage Obligations	2,817	2,800	—	—
U.S. Government sponsored enterprise preferred stocks	4,865	5,173	—	—

Total	$228,052	$226,023	$11,052	$11,014

U.S. government agencies, U.S. Government sponsored enterprise securities, U.S. Treasury, and mortgage-backed securities with a total carrying value of $111,946,000 (available-for-sale at fair market value of $107,816,000 and held-to-maturity at amortized cost of $4,130,000) and $75,357,000 (available-for-sale at fair market value of $69,161,000 and held to maturity at amortized cost of $6,196,000), respectively, were pledged to secure a deposit from the State of California, borrowing lines, and interest rate swap agreements, or were pledged for other purposes as required and permitted by law as of December 31, 2005 and December 31, 2004, respectively.

The following tables show the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and December 31, 2004.

	As of December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Government and U.S. Government sponsored enterprise agencies securities	$63,920	$227	$43,974	$1,054	$107,894	$1,281
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	44,775	520	26,843	615	71,618	1,135
Municipal securities and Corporate debt securities	3,983	59	—	—	3,983	59

Total	$122,678	$806	$70,817	$1,669	$183,495	$2,475

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2004
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Government and U.S. Government sponsored enterprise agencies securities	$25,455	$76	$27,273	$713	$52,728	$789
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	34,976	248	4,963	66	39,939	314

Total	$60,431	$324	$32,236	$779	$92,667	$1,103

As of December 31, 2005, the Company had total fair value of $183,495,000 of securities with unrealized losses of $2,475,000 as compared to total fair value of $92,667,000 and unrealized losses of $1,103,000 at December 31, 2004. At December 31, 2005, the market value of securities which have been in a continuous loss position in 12 months or more totaled $70,833,000, with an unrealized loss of $1,654,000 compared to $32,236,000 and $779,000, respectively at December 31, 2004.

For investments in an unrealized loss position at December 31, 2005, the Bank has the intent and ability to hold these investments until the full recovery of their carrying value. During the twelve months of 2004, as a result of an other than temporary decline in market value due to changes in interest rates, impairment charges of $2.3 million were recognized for floating rate Fannie Mae and Freddie Mac preferred stocks.

All individual securities that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2005 had investment grade ratings upon purchase. The issuers of these securities have not, to the Bank’s knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at December 31, 2005.

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consist of the following at December 31:

	2005	2004
	(Dollars in thousands)
Real estate:
Construction	$4,713	$16,919
Commercial Real Estate	776,725	607,296
Commercial	243,052	208,995
Small Business Administration[1]	49,070	49,027
Trade finance	90,370	83,763
Consumer	71,499	58,178
Other	1,473	864

	1,236,902	1,025,042
Less: Allowance for Loan Losses	13,871	11,227
Deferred loan fees	1,595	1,356
Discount on SBA loans retained	2,287	1,986

Loans, net	$1,219,149	$1,010,473

[1]	This balance includes SBA loans held for sale of $12,741,000 and $14,523,000 at the lower of cost or market at December 31, 2005 and 2004, respectively.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, the Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with Federal Home Loan Bank with a total carrying value of $857,935,000.

At December 31, 2005 and 2004, the Company serviced loans sold to unaffiliated parties in the amounts of $149,462,000 and $137,472,000, respectively. The Company has capitalized $703,000, and $858,000 of servicing assets and amortized $690,000 and $581,000 during the years ended December 31, 2005, and 2004, respectively. There was no valuation allowance for the servicing assets at December 31, 2005 and 2004. The servicing assets are included in other assets in the accompanying consolidated statements of financial condition. The servicing asset balance as of December 31, 2005 and 2004 was $1,806,000 and $1,771,000, respectively.

The following is a summary of activity in the allowance for loan losses for the year ended December 31:

	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$11,227	$8,804	$6,760
Provision for loan losses	3,370	3,250	2,000
Charge-offs	(887)	(1,630)	(1,254)
Recoveries of charge-offs	161	803	1,298

Balance at end of period	$13,871	$11,227	$8,804

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

At December 31, 2005 and 2004, the Company had classified $1,623,000 and $2,616,000 of its loans as impaired with specific reserves of $41,000 and $398,000, respectively. At December 31, 2005 and 2004 loans classified as impaired without specific reserves amounted to $3,872,000 and $2,490,000, respectively. The average recorded investment in impaired loans during the years ended December 31, 2005, 2004, and 2003 was $5,532,000, $6,520,000, and $4,268,000, respectively. Interest income of $322,000, $234,000, and $235,000 was recognized on impaired loans, on a cash basis, during the years ended December 31, 2005, 2004, and 2003, respectively.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is an analysis of all loans to officers and directors of the Company and its affiliates as of December 31. All such loans were made under terms that are consistent with the Company’s normal lending policies.

	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$1,577	$800	$781
New loans or disbursements	73	1,454	161

	1,650	2,254	942
Less: repayments in year	(86)	(677)	(142)

Balance at end of year	$1,564	$1,577	$800

Available lines of credit at end of year	$481	$229	$352

Directors of the Company guaranteed no loans at December 31, 2005.

5. PREMISES AND EQUIPMENT

The following is a summary of the major components of premises and equipment as of December 31:

	2005	2004
	(Dollars in thousands)
Land	$3,333	$3,333
Building	4,930	4,587
Furniture, fixture, and equipment (F,F & E)	8,230	6,723
Leasehold improvements	5,572	2,842
FF&E and construction in progress	148	780

	22,213	18,265
Accumulated depreciation and amortization	(8,186)	(6,570)

Premises and equipment, net	$14,027	$11,695

Depreciation and amortization expense for the years ended December 31, 2005, 2004, and 2003 amounted to $1,644,000, $1,366,000, and $1,295,000, respectively.

6. OTHER REAL ESTATE OWNED

As of December 31, 2005 and 2004, no other real estate owned (“OREO”) was outstanding and for the years ended December 31, 2005, 2004, and 2003 there were no income or expense related to OREO.

7. INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

The Company has invested in certain limited partnerships that were formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout the State of California and other states. The Company’s ownership in each limited partnership varies from under 2% to 22%. At December 31, 2005 and 2004, the investments in these limited partnerships amounted to $4,481,000 and $3,857,000, respectively. One of the six limited partnerships invested in by the Company is accounted for using the equity method of accounting, since the Company has significant influence over the partnership. For those

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments in limited partnerships for which the Company does not have a significant influence, such investments are accounted for using the cost method of accounting and the annual amortization is based on the proportion of tax credits received in the current year to total estimated tax credit to be allocated to the Company. Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilizes the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest.

The approximate remaining federal and state tax credit to be utilized over a multiple-year period is $3,822,000 and $4,238,000 at December 31, 2005 and 2004, respectively. The Company’s usage of federal tax credits was $582,000, $424,000, and $445,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Investment amortization amounted to $284,000, $492,000, and $267,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

8. DEPOSITS

Deposits consist of the following at December 31:

	2005	2004
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$395,050	$347,195
Money market accounts and NOW	221,083	210,842
Savings	81,654	73,733

	697,787	631,770

Time deposits:
Less than $100,000	97,433	81,407
$100,000 or more	685,336	452,359

	782,769	533,766

Total	$1,480,556	$1,165,536

Time deposits by maturity dates are as follows at December 31, 2005:

	$100,000 or Greater	Less Than $100,000	Total
	(Dollars in thousands)
2006	$673,862	$93,891	$767,753
2007	5,640	2,497	8,138
2008	4,149	865	5,014
2009	380	90	470
2010 and thereafter	1,305	90	1,394

Total	$685,336	$97,433	$782,769

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of interest expense on deposits is as follows for the year ended December 31:

	2005	2004	2003
	(Dollars in thousands)
Money market accounts and NOW	$4,055	$2,919	$2,254
Savings	2,663	2,165	1,558
Time deposits:
Less than $100,000	2,397	1,464	1,737
$100,000 or more	18,262	7,572	5,599

Total	$27,377	$14,120	$11,148

The Company accepts deposits from the State of California. As of December 31, 2005, and 2004, these deposits totaled $80,000,000 and $60,000,000, respectively. The Company has pledged U.S. government agencies and U.S. government sponsored enterprise securities and mortgage-back securities with a total carrying value of $91,332,000 (available–for-sale at fair market value of $89,326,000 and held to maturity at amortized cost of $2,006,000) and $63,101,000 (available-for-sale at fair market value of $59,771,000 and held-to-maturity at amortized cost of $3,330,000) as of December 31, 2005 and 2004, respectively, to secure such public deposits. Interest expense for the years ended December 31, 2005, 2004 and 2003 was $2,213,000, $786,000 and $393,000, respectively.

In the ordinary course of business, the Company has received deposits from certain directors, executive officers, and businesses with which they are associated. At December 31, 2005 and 2004, the total of these deposits amounted to $3,299,000 and $3,801,000, respectively.

9. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank and the Treasury, Tax, and Loan Investment Program, which are administered by the Federal Reserve Bank. Borrowed funds totaled $28,643,000 and $44,854,000 at December 31, 2005 and 2004, respectively. Interest expense on total borrowed funds was $938,000 in 2005, $489,000 in 2004, and $491,000 in 2003, reflecting average interest rates of 4.38%, 3.34% and 3.20%, respectively.

As of December 31, 2005 and 2004, the Company borrowed $27,108,000 and $42,386,000, respectively from the Federal Home Loan Bank of San Francisco with note terms from 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of notes. The Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with Federal Home Loan Bank, with a total carrying value of $857,935,000 at December 31, 2005 and $618,110,000 at December 31, 2004. During 2004, the Company started to participate in a new Blanket Lien Program with FHLB in order to better utilize its borrowing capacity and use of its collateral. Under this program, the Company increased its collateral in order to increase its borrowing capacity as well as create new liquidity source for the future use. Total interest expense on the notes was $895,000, $474,000 and $480,000 for the years ended December 31, 2005, December 31, 2004 and December 31, 2003, reflecting average interest rates of 3.47%, 3.34% and 3.34% respectively.

Federal Home Loan Bank advances outstanding as of December 31, 2005 mature as follows:

	2006	2007	2012	2017	Total
Borrowings	$20,000	$4,000	$1,425	$1,683	$27,108
Weighted interest rate	4.36%	4.08%	4.58%	5.24%	3.47%

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Borrowings obtained from the Treasury, Tax, and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2,200,000. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $2,791,000 at December 31, 2005, as collateral to participate in the program. The total borrowed amount under the program, outstanding at December 31, 2005 and 2004 was $1,132,000 and $2,200,000, respectively. Interest expense on notes was $21,900, $14,300, and $10,600 for the years ended December 31, 2005, 2004 and 2003, respectively, reflecting average interest rates of 4.30%, 1.15% and 0.93%, respectively. In addition, the Company had customer deposits for tax payments, which amounted to $403,000 and $268,000 at December 31, 2005 and 2004, respectively.

10. INCOME TAXES

The following is a summary of income tax expense (benefit) for the year ended December 31:

	2005	2004	2003
	(Dollars in thousands)
Current
Federal	$13,456	$9,703	$6,264
State	4,078	2,848	1,891

Total	$17,534	$12,551	$8,155

Deferred
Federal	$(1,966)	$(3,348)	$(644)
State	(477)	(815)	(713)

	$(2,443)	$(4,163)	$(1,357)

Federal	$11,490	$6,355	$5,620
State	3,601	2,033	1,178

	$15,091	$8,388	$6,798

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005 and 2004, the cumulative temporary differences, as tax effected, are as follows:

	2005	2004
	(Dollars in thousands)
Deferred tax assets:
Statutory bad debt deduction less than financial statement provision	$6,358	$5,147
Deferred loan fees	809	687
Organization cost	32	51
State taxes	687	419
Impairment of available for sale securities	864	1,441
CRA Partnership income	32	—
Net unrealized gain on available for sale securities	912	258
Capital loss carryover	560	—
Mark to Market adjustment on interest rate swaps	105	—
Mark to Market adjustment on loans held for sale	411	—
Other	164	—

Total deferred tax assets	10,934	8,003

Deferred tax liabilities:
Depreciation	(212)	(451)
Mark to market adjustment on interest rate swaps	—	(13)
Basis difference—§1031 Like-Kind Exchanges	(306)	(306)
CRA Partnership basis	—	(31)
Federal Home Loan Bank stock	(173)	(94)
Other	(38)	—

Total deferred tax liabilities	(729)	(895)

Deferred income taxes, net	$10,205	$7,108

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax-planning strategies in making this assessment. During 2005 and 2004, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes the net deferred tax assets are more likely than not to be realized. Additionally, for tax purposes the Company was unable to deduct approximately $1,332,000 of capital losses generated in 2005. These losses must be utilized for taxes by 2010.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Applicable income taxes, in 2005, 2004, and 2003 resulted in effective tax rates of 38.02 percent, 37.10 percent, and 36.57 percent, respectively. The primary reasons for the differences from the federal statutory tax rate of 35 percent are as follows:

	2005	2004	2003
	(Dollars in thousands)
Income tax expenses at federal statutory rate	$13,893	$7,914	$6,506
State franchise taxes, net of federal income tax expenses	2,796	1,270	781
Low income housing tax credit, federal	(582)	(424)	(445)
Tax-advantaged interest income	(72)	(78)	(56)
Bank-owned life insurance cash surrender value	(158)	(140)	(12)
Dividend received deduction for stock investments	(192)	(89)	(116)
Others, net	(594)	(65)	140

	$15,091	$8,388	$6,798

11. LONG-TERM SUBORDINATED DEBENTURES

Center Capital Trust I is a Delaware business trust formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. During the fourth quarter of 2004, Center Capital Trust I issued 18,000 Capital Trust Preferred Securities (“TP Securities”), with a liquidation value of $1,000 per security, for gross proceeds of $18,000,000. The entire proceeds of the issuance were invested by Center Capital Trust I in $18,000,000 of Junior Long-term Subordinated Debentures (the “Subordinated Debentures”) issued by the Company, with identical maturity, repricing and payment terms as the TP Securities. The Subordinated Debentures represent the sole assets of Center Capital Trust I. The Subordinated Debentures mature on January 7, 2034, bear a current interest rate of 7.00% (based on 3-month LIBOR plus 2.85%), with repricing and payments due quarterly in arrears on January 7, April 7, July 7, and October 7 of each year commencing April 7, 2004. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any January 7th, April 7th, July 7th, and October 7th on or after April 7, 2009 at the Redemption Price. Redemption Price means 100% of the principal amount of Subordinated Debentures being redeemed plus accrued and unpaid interest on such Subordinated Debentures to the Redemption Date, or in case of redemption due to the occurrence of a Special Event, to the Special Redemption Date if such Redemption Date is on or after April 7, 2009. The TP Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on January 7, 2034.

Holders of the TP Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at a current rate per annum of 7.00%. Interest rate defined as per annum rate of interest, resets quarterly, equal to LIBOR immediately preceding each interest payment date (January 7, April 7, July 7, and October 7 of each year) plus 2.85%. The distributions on the TP Securities are treated as interest expense in the consolidated statements of operations. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TP Securities issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TP Securities.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 14.0% of the Company’s Tier I capital.

As of December 31, 2005 and 2004, in accordance with FIN 46 (revised December 2004), the Center Capital Trust I is not reported on a consolidated basis. Therefore, the capital securities of $18,000,000 do not appear on the balance sheet. Instead, the long-term subordinated debentures of $18,557,000 payable by Center Financial to the Center Capital Trust I and the investment in the Center Capital Trust I’s common stock of $557,000 (included in other assets) are separately reported.

12. GOODWILL AND INTANGIBLES

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, SFAS No. 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. The Bank adopted SFAS No. 142 on January 1, 2002.

In April 2004, the Company purchased the Chicago branch of Korea Exchange Bank and recorded goodwill of $1.3 million and a core deposit intangible of $462,000. The Bank amortizes premiums on acquired deposits using the straight-line method over 5 to 9 years. Amortization expense for core deposit intangible was $53,000 and $36,000 for year ended December 31, 2005 and 2004, respectively. Core deposit intangible net of amortization was $373,000 and $426,000 at December 31, 2005 and 2004, respectively. Estimated amortization expense for core deposit intangible for five succeeding fiscal years and thereafter is as follows:

Year	Amount
(Dollars in thousands)
2006	$53
2007	53
2008	53
2009	53
2010	53
Thereafter	108

13. COMMITMENTS AND CONTINGENCIES

The Company leases its premises under noncancelable operating leases. At December 31, 2005, future minimum rental commitments under these leases are as follows:

Year	Amount
(Dollars in thousands)
2006	$2,058
2007	1,991
2008	1,803
2009	1,603
2010	1,342
Thereafter	3,181

$11,978

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rental expense recorded under such leases amounted to approximately $2,265,000 in 2005, $1,449,000 in 2004, and $1,040,000 in 2003.

Litigation

From time to time, the Bank is a party to claims and legal proceedings arising in the ordinary course of business. With the exception of the potentially adverse outcome in the litigation described in the next three paragraphs, after taking into consideration information furnished by counsel as to the current status of these claims and proceedings, we do not believe that the aggregate potential liability resulting from such proceedings would have a material adverse effect on our financial condition or results of operation.

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

On November 10, 2005, the Orange County Superior Court dismissed all claims of KEIC against the Bank in this action on the grounds that federal courts have exclusive jurisdiction over KEIC’s claims against the Bank. KEIC has appealed the dismissal; and, in addition, has filed a new claim against the Bank in federal court.

The Bank intends to continue to vigorously defend this lawsuit. However, we cannot predict the outcome of this litigation, and it will be expensive and time-consuming to defend. One of the Bank’s insurance companies, BancInsure, has informed the Bank that there is coverage for a portion of defense. While it is possible that the claims may ultimately be determined to be covered by insurance, BancInsure has stated that it reserves its rights to determine whether coverage exists and ultimately may deny coverage. If the outcome of this litigation is adverse to the Bank, and the Bank are required to pay significant monetary damages, our financial condition and results of operations are likely to be materially and adversely affected.

Employment Agreement

The Company has an employment agreement with its President and Chief Executive Officer, Mr. Seon Hong Kim effective September 1, 2004 for a term of three years, at an initial base salary of $279,330 per year with annual increases based on increases in the consumer price index not to exceed 7%. Mr. Kim is also entitled to an incentive bonus equal to 4% of the amount of the Company’s pre-tax earnings for that year which exceed 20% of the Company’s return on year-beginning capital; provided, however, that in no event shall such bonus be less than $40,000 nor more than 75% of the amount of Mr. Kim’s annual base salary, and provided further that if the Company’s pre-tax earnings for the year in question do not exceed 20% of the return on year-beginning capital, Mr. Kim shall receive such bonus as the Board of Directors, in its sole discretion, shall determine. In the event of termination without cause or due to a merger or corporate reorganization where there is a change in more than 25% ownership of the Company’s stock, Mr. Kim is entitled to receive the balance of the salary due under the Agreement or twelve (12) months severance pay, whichever is more.

Memorandum of Understanding

On May 10, 2005, Center Bank entered into a memorandum of understanding (the “MOU”) with the FDIC and the California Department of Financial Institutions (the “DFI”). The MOU is an informal administrative

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement primarily concerning the Bank’s compliance with Bank Secrecy Act (“BSA”) regulations. In accordance with the MOU, the Bank agreed to (i) implement a written action plan, policies and procedures, and comprehensive independent compliance testing to ensure compliance with all BSA-related rules and regulations; (ii) correct any apparent BSA violations previously disclosed by the FDIC; (iii) develop the expertise to ensure that generally accepted accounting principles and regulatory reporting guidelines are observed in all of the Bank’s financial transactions and reporting; and (iv) furnish written quarterly progress reports to the FDIC and the DFI detailing the form and manner of any actions taken to secure compliance with the memorandum and the results thereof.

Management does not believe that the MOU will have a material impact on the Bank’s operating results or financial condition. However, if the DFI and FDIC determine that the Bank’s compliance with the MOU is not satisfactory, the MOU will constrain our business. We are committed to promptly comply with all of the terms of the MOU, and have taken the measures that we deem necessary to correct the identified deficiencies.

14. SHAREHOLDERS’ EQUITY

On December 21, 2005, the Board of Directors declared a quarterly cash dividend of 4 cents per share. This cash dividend was paid in January 2006 to shareholders of record as of December 28, 2005 (see “Quarterly Dividends” below).

As a banking holding company, which currently has no significant assets other than the Company’s equity interest in Center Bank, its ability to pay dividends primarily depends upon the dividends received from Center Bank. The dividend practice of Center Bank, like the Company’s dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by Center Bank’s board of directors at that time. The dividend practices of both Center Bank and Center Financial are restricted by state and federal law as well as by regulatory requirements. In addition, during any period in which Center Financial has deferred payment of interest otherwise due and payable on its subordinated debt securities, the Bank may not make any dividends or distributions with respect to the Company’s capital stock.

Quarterly Dividends—The Bank has paid a cash dividend of 4 cents (adjusted for two-for-one stock split) per share starting in October 2003, and currently plans to continue to pay cash dividends on a quarterly basis. However, the amount of any such dividend will be determined each quarter by the Company’s Board of Directors in its discretion, based on the factors described in the previous paragraph. No assurance can be given that the Bank’s and the Company’s future performance will justify the payment of dividends in any particular quarter. In addition, during 2003 and 2002, the Company paid 8%, and 11%, in stock dividends, respectively.

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

The Company’s ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows us to pay dividends to the Company’s shareholders if the Company’s retained earnings

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equal at least the amount of the proposed dividend. If the Bank does not have sufficient retained earnings available for the proposed dividend, the Bank may still pay a dividend to the Company’s shareholders if the Bank meets two conditions after giving effect to the dividend. Those conditions are generally as follows: (i) the Company’s assets (exclusive of goodwill and deferred charges) would equal at least 1 1/4 times the Company’s liabilities; and (ii) the Company’s current assets would equal at least the Company’s current liabilities or, if the average of the Company’s earnings before taxes on income and before interest expense for two preceding fiscal years was less than the average of the Company’s interest expense for such fiscal years, then the Company’s current assets must equal at least 1 1/4 times the Company’s current liabilities.

Stock Options—The Company has a Stock Option Plan, adopted in 1996, and amended as of March 24, 2004, under which options may be granted to key employees and directors of the Company. The Stock Option Plan authorized the issuance of up to 2,876,305 shares of the Company’s unissued common stock, reflecting stock splits and stock dividends issued, as of December 31, 2005. Under the Stock Option Plan, option prices may not be less than 100% of the fair market value at the date of grant. Options may be exercised at the rate of 33-1/3% per year for directors (Non-Qualified Stock Option Plan) and 20% per year for employees (Incentive Stock Option Plan) and all options not exercised expire ten years after the date of grant.

The following is a summary of activities in the stock option plan for the year ended December 31:

	2005		2004		2003
	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price
Outstanding, at beginning of year	759,779	$9.95	666,400	$4.70	1,206,154	$3.86
Effect on options due to stock dividend	—	—	—	—	86,176	4.01
Granted	123,500	22.97	403,000	14.60	52,000	8.74
Forfeited	(88,918)	11.19	(74,645)	7.29	(24,328)	5.09
Exercised	(155,557)	5.38	(234,976)	4.24	(653,602)	2.81

Outstanding, end of year	638,804	$13.38	759,779	$9.95	666,400	$4.70

Options exercisable at year-end	129,948	$6.58	125,112	$4.16	175,198	$3.55

Weighted-average fair value of options granted during the year		$8.21		$4.31		$2.00

The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	12/31/2005	12/31/2004	12/31/2003
Dividend Yield	0.69%	0.78%	1.20%
Volatility	36%	25%	23%
Risk-free interest rate	4.0%	3.3%	3.0%
Expected life	3-5 years	3-5 years	3-5 years

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information pertaining to stock options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 2.23 – 4.00	37,617	5.51	$3.15	53,713	$3.70
$ 4.01 – 4.99	11,989	6.00	4.62	2,397	4.75
$ 5.00 – 5.99	114,978	6.94	5.30	38,901	5.20
$ 6.00 – 7.99	15,120	7.43	6.35	—	—
$ 8.00 – $14.00	170,600	8.86	13.09	27,600	12.95
$14.01 – $20.00	170,000	3.61	15.89	7,337	15.68
$20.01 – $25.10	118,500	10.00	22.87	—	—

	638,804	7.78	$13.38	129,948	$6.58

15. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the years ended December 31, 2005, 2004, and 2003. Earnings per share data have been adjusted for all periods presented to reflect the 2 to 1 stock split declared on January 28, 2004.

	Income	Weighted Average # of Shares	Per Share Amount
	(Dollars in thousands, except per share data)
2005
Basic EPS—
Income available to common shareholders	$24,603	16,376	$1.50
Effect of Dilutive Securities—
Options		327	(0.02)

Diluted EPS—
Income available to common shareholders	$24,603	16,703	$1.48

2004
Basic EPS—
Income available to common shareholders	$14,224	16,158	$0.88
Effect of Dilutive Securities—
Options		368	(0.02)

Diluted EPS—
Income available to common shareholders	$14,224	16,526	$0.86

2003
Basic EPS—
Income available to common shareholders	$11,792	15,676	$0.75
Effect of Dilutive Securities—
Options		508	(0.02)

Diluted EPS—
Income available to common shareholders	$11,792	16,184	$0.73

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. EMPLOYEE BENEFIT PLAN

The Company has an Employees’ Profit Sharing and Savings Plan (the “Plan”), for the benefit of substantially all of its employees who have reached a minimum age of 21 years. Each employee is allowed to contribute to the Plan up to the maximum percentage allowable, not to exceed the limits of IRS Code Sections 401(k), 404 and 415. The Company’s matching contribution will equal the sum of 75 percent of the employee’s contribution up to 4 percent of his/her compensation plus 25 percent of the employee’s contribution that exceeds 4 percent but less than 8 percent of his/her compensation. The Company may also make a discretionary contribution, which is not limited to the current or accumulated net profit, as well as a qualified nonelective contribution, with both amounts determined by the Company. For the years ended December 31, 2005, 2004, and 2003, the Company has made matching contributions of $256,000, $231,000, and $163,000, respectively, and no discretionary or qualified nonelective contributions.

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at December 31, 2005 and December 31, 2004 follows:

Outstanding Commitments (Dollars in thousands)

	December 31, 2005	December 31, 2004
Loans	$255,096	$171,660
Standby letters of credit	12,797	11,929
Performance bonds	283	132
Commercial letters of credit	24,262	22,150

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reserve for losses on commitments and off balance sheet items to extend credit and letters of credit is primarily related to undisbursed funds on lines of credit. The company’s exposure to credit loss in the event of non-performance by the customer is represented by the contractual amount of those instruments. Consistent credit policies are used by the Company for both on- and off- balance sheet items. The Company evaluates credit risk associated with the loan portfolio at the same time as it evaluates credit risk associated with commitments to extend credit and letters of credits. However, the reserve necessary for the commitments is reported separately in other liabilities in the accompanying statements of consolidated financial condition, and not as part of the allowance for loan losses. The reserve for losses was $198,000 and $123,000 at December 31, 2005 and 2004, respectively.

18. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information as of December 31, 2005 and 2004, respectively, on the Company’s outstanding derivatives:

Description	Notional Value	Period	Fixed Receiving Rate	Floating Paying Rate
	(Dollars in thousands)
December 31, 2005

Interest Rate Swap II	$25,000	08/02-08/06	6.25%	WSJ Prime	*

December 31, 2004

Interest Rate Swap I	$20,000	05/02-05/05	6.89%	WSJ Prime	*
Interest Rate Swap II	$25,000	08/02-08/06	6.25%	WSJ Prime	*
Interest Rate Swap III	$20,000	12/02-12/05	5.51%	WSJ Prime	*
Interest Rate Swap IIII	$20,000	08/03-08/07	6.25%	WSJ Prime	*

*	At December 31, 2005 and 2004, respectively, the Wall Street Journal published Prime Rate was 7.25% and 5.25%

As of December 31, 2005, the Company had one interest rate swap agreement with a total notional amount of $25 million. Under the swap agreement, the Company receives a fixed rate and pays a variable rate based on Wall Street Journal published Prime Rate.

The credit risk associated with the interest rate swap agreement represents the accounting loss that would be recognized at the reporting date if the counterparty failed completely to perform as contracted and any collateral or security proved to be of no value. To reduce such credit risk, the Company evaluates the counterparty’s credit rating and financial position. In Management’s opinion, the Company did not have a significant exposure to an individual counterparty before the maturity of the interest rate swap agreements, because the counterparties to the interest rate swap agreements are large banks with strong credit ratings.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Gains) or losses on interest rate swaps, recorded in noninterest expense, consist of following:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Net swap settlement payment income	$(26)	$(1,609)	$(1,812)
Decrease (increase) in market to market*	612	1,844	(376)

Net change in market value	$586	$235	$(2,188)

*	Including gains (loss) on sale of swaps.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company using available market information and appropriate valuation methodologies available to management at December 31, 2005 and 2004 has determined the estimated fair value of financial instruments. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Furthermore, fair values disclosed hereinafter do not reflect any premium or discount that could result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.

The estimated fair values and related carrying amounts of the Bank’s financial instruments are as follows:

	December 31, 2005		December 31, 2004
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$143,376	143,376	$103,142	$103,142
Investment securities available for sale	226,023	226,023	157,027	157,027
Investment securities held to maturity	11,052	11,014	11,396	11,553
Loans receivable, net	1,219,149	1,226,205	1,010,473	1,010,696
Federal Home Loan Bank and other equity stock	5,434	5,434	3,905	3,905
Customers’ liability on acceptances	4,028	4,028	8,505	8,505
Accrued interest receivable	4,481	4,481	4,894	4,894
Interest rate swaps	—	—	77	77

Liabilities:
Deposits	$1,480,556	$1,845,166	$1,165,536	$1,165,181
Other borrowed funds	28,643	28,643	44,854	45,159
Acceptances outstanding	4,028	4,028	8,505	8,505
Accrued interest payable	9,084	9,084	3,681	3,681
Long-term subordinated debentures	18,557	19,665	18,557	18,568
Interest rate swaps	229	229

Off-balance sheet items:
Commitments to extend credit	$255,096	$1,913	$171,660	$1,287
Standby letters of credit	12,797	224	11,929	209
Commercial letters of credit	24,462	91	22,150	83
Performance bonds	283	5	132	2

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Loans—Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed rate loans, as well as anticipated repayment schedules. The fair value of adjustable rate loans is based on the estimated discounted cash flows utilizing the discount rates that approximate the pricing of loans collateralized by similar properties or assets. The fair value of nonperforming loans at December 31, 2005 and 2004 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The estimated fair value is net of allowance for loan losses, deferred loan fees, and deferred gain on SBA loans.

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

Other Borrowed Funds—These funds mostly consist of FHLB advances. The fair values of FHLB advances are estimated based on the discounted value of contractual cash flows, using rates currently offered by the Federal Home Loan Bank of San Francisco for fixed-rate credit advances with similar remaining maturities at each reporting date.

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the counterparties at the reporting date. Furthermore, fair values disclosed hereinafter do no reflect any premium or discount that could result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.

Interest Rate Swaps—The fair value of the interest rate swaps are based on the quoted market prices obtained from an independent pricing service.

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

As of December 31, 2005 and 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain specific total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the category of the Bank.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 14.0% of the Company’s Tier I capital.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The actual and required capital amounts and ratios at December 31, 2005 and 2004 are presented as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2005:
Total capital (to Risk-Weighted Assets)
Center Financial Corporation	$144,120	10.76%	$107,124	8.0%	$133,905	10.0%
Center Bank	$144,370	10.78%	$107,119	8.0%	$133,898	10.0%
Tier I capital (to Risk-Weighted Assets)
Center Financial Corporation	$129,912	9.70%	$53,561	4.0%	$80,342	6.0%
Center Bank	$130,162	9.72%	$53,559	4.0%	$80,338	6.0%
Tier I capital (to Average Assets)
Center Financial Corporation	$129,912	8.21%	$63,317	4.0%	$79,146	5.0%
Center Bank	$130,612	8.22%	$63,308	4.0%	$79,134	5.0%

As of December 31, 2004:
Total capital (to Risk-Weighted Assets)
Center Financial Corporation	$117,796	10.62%	$88,733	8.0%	$110,916	10.0%
Center Bank	$117,246	10.54%	$88,969	8.0%	$111,211	10.0%
Tier I capital (to Risk-Weighted Assets)
Center Financial Corporation	$106,419	9.59%	$44,367	4.0%	$66,550	6.0%
Center Bank	$105,869	9.52%	$44,484	4.0%	$66,726	6.0%
Tier I capital (to Average Assets)
Center Financial Corporation	$106,419	9.13%	$46,677	4.0%	$58,346	5.0%
Center Bank	$105,869	9.09%	$46,677	4.0%	$58,346	5.0%

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the operating results and other key financial measures for the individual operating segments for the years ended December 31, 2005, 2004, and 2003 as :

	Year Ended December 31, 2005
	Banking Operations	Trade Finance	SBA	Total
	(Dollars in thousands)
Interest income	$78,107	$6,706	$8,012	$92,825
Interest expense	25,223	1,721	2,523	29,467

Net interest income	52,884	4,985	5,489	63,358
Provision for loan losses	3,014	119	237	3,370

Net interest income after provision for loan losses	49,870	4,866	5,252	59,988
Other operating income	13,615	3,726	3,190	20,531
Other operating expenses	36,113	3,193	1,519	40,825

Segment pretax profit	$27,372	$5,399	$6,923	$39,694

Segment assets	$1,426,553	$121,362	$113,088	$1,661,003

	Year Ended December 31, 2004
	Banking Operations	Trade Finance	SBA	Total
	(Dollars in thousands)
Interest income	45,773	$5,437	$6,298	$57,508
Interest expense	12,547	1,304	1,530	15,381

Net interest income	33,226	4,133	4,768	42,127
Provision for loan losses	3,001	228	21	3,250

Net interest income after provision for loan losses	30,225	3,905	4,747	38,877
Other operating income	11,754	4,048	4,756	20,558
Other operating expenses	32,184	2,849	1,790	36,823

Segment pretax profit	$9,795	$5,104	$7,713	$22,612

Segment assets	$1,134,106	$119,254	$84,754	$1,338,114

	Year Ended December 31, 2003
	Banking Operations	Trade Finance	SBA	Total
	(Dollars in thousands)
Interest income	$32,868	$3,526	$5,318	$41,712
Interest expense	9,657	861	1,125	11,643

Net interest income	23,211	2,665	4,193	30,069
Provision for loan losses	2,030	(293)	263	2,000

Net interest income after provision for loan losses	21,181	2,958	3,930	28,069
Other operating income	9,562	2,998	3,992	16,552
Other operating expenses	22,419	2,489	1,123	26,031

Segment pretax profit	$8,324	$3,467	$6,799	$18,590

Segment assets	$826,238	$100,641	$100,487	$1,027,366

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)
2005
Net interest income before provision for loan losses	$13,832	$15,594	$16,461	$17,471
Provision for loan losses	$650	$1,050	$930	$740
Net income	$5,413	$6,010	$6,531	$6,649
Basic earnings per common share	$.33	$.37	$.40	$.40
Diluted earnings per common share	$.32	$.36	$.40	$.40

2004
Net interest income before provision for loan losses	$8,914	$9,054	$10,912	$13,248
Provision for loan losses	$850	$600	$700	$1,100
Net income	$3,657	$2,048	$4,247	$4,273
Basic earnings per common share	$.23	$.13	$.26	$.26
Diluted earnings per common share	$.22	$.13	$.26	$.25

2003
Net interest income before provision for loan losses	$6,928	$7,192	$7,467	$8,482
Provision for loan losses	$400	$550	$800	$250
Net income	$3,127	$3,082	$3,202	$2,382
Basic earnings per common share	$.20	$.20	$.20	$.15
Diluted earnings per common share	$.20	$.19	$.20	$.14

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

The information below is presented as of December 31, 2005 and 2004 for the years then ended.

CONDENSED STATEMENT OF FINANCIAL CONDITION

(Dollars in thousands)

	December 31
	2005	2004
Assets:
Cash	$69	$729
Investment in subsidiaries	131,440	108,632
Other Assets	747	109

Total Assets	$132,256	$109,470

Long-term subordinated debenture	$18,557	$18,557
Other liabilities	985	193

Total Liabilities	19,542	18,750

Shareholders’ Equity
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,439,053 as of December 31, 2005 and 16,283,496 as of December 31, 2004	65,622	64,785
Retained earnings	48,268	26,290
Accumulated other comprehensive income, net of tax	(1,176)	(355)

Total shareholders’ equity	112,714	90,720

Total liabilities and shareholders’ equity	$132,256	$109,470

CONDENSED STATEMENT OF OPERATIONS

(Dollars in thousands)

	Year ended December 31
	2005	2004	2003
Cash dividend from Center Bank	$3,760	$2,250	$250
Equity in undistributed earnings of Center Bank	22,793	13,734	11,732
Other operating expenses, net	(1,950)	(1,760)	(190)

Net income	$24,603	$14,224	$11,792

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENT OF OPERATIONS

(Dollars in thousands)

	Year ended December 31
	2005	2004	2003
Cash flows from operating activities:
Net income	$24,603	$14,224	$11,792
Adjustment to reconcile net income to net cash used in operating activities:
Equity in undistributed income of the Bank	(22,793)	(13,734)	(11,732)
Net change in other assets	(638)	77	(1,384)
Increase in liabilities	791	136	72
Net dividends received from the Bank	(835)	1,600	250

Net cash used in operating activities	1,128	2,303	(1,002)

Cash flows from investing activities:
Capital contribution to subsidiary	—	—	(18,000)

Net cash provided by investing activities	—	—	(18,000)
Cash flows from financing activities:
Proceeds from issuance of long-term subordinated debentures	—	—	18,000
Payment of debt issue cost	—	—	(120)
Proceeds from stock options exercised	837	933	1,836
Payment of cash dividend	(2,625)	(2,583)	(641)
Stock dividend paid in cash for fractional shares	—	—	(3)

Net cash used in financing activities	(1,788)	(1,650)	19,072

Net increase in cash	(660)	653	70
Cash, beginning of year	729	76	6

Cash, end of year	$69	$729	$76

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of the significant effects of the restatement are presented below:

	Restated For the Year Ended December 31,		As Previously Reported For the Year Ended December 31,		Change For the Year Ended December 31,
	2004	2003	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Increase (decrease) in:
Interest Income	$57,508	$41,712	$58,845	$43,658	$(1,337)	$(1,946)
Interest Expense	15,381	11,643	15,381	11,643	—	—

Net interest income before provision for loan losses	42,127	30,069	43,464	32,015	(1,337)	(1,946)
Provision for Loan Losses	3,250	2,000	3,250	2,000	—	—

Net interest income	38,877	28,069	40,214	30,015	(1,337)	(1,946)
Non interest income	20,558	16,552	20,558	16,552	—	—
Non interest expense	36,823	26,031	36,796	28,219	27	(2,188)

Income before income tax expense	22,612	18,590	23,976	18,348	(1,364)	242
Income tax expense	8,388	6,798	8,962	6,696	(574)	102

Net Income	$14,224	$11,792	$15,014	$11,652	$(790)	$140

Earnings per share:
Basis	$0.88	$0.75	$0.93	$0.74	$(0.05)	$0.01

Diluted	$0.86	$0.73	$0.91	$0.72	$(0.05)	$0.01

Retained earnings	$26,290	$15,299	$25,967	$14,186	$323	$1,113

Accumulated other comprehensive income (loss), net of tax	$(355)	$(476)	$(32)	$637	$(323)	$(1,113)

Net cash provided by operating activities	$80,746	$58,233	$82,449	$60,038	$(1,703)	$(1,805)

Net cash used in investing activities	$(395,852)	$(224,792)	$(397,555)	$(226,597)	$1,703	$1,805

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) of the Securities Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of December 31, 2005, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2005, our controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported in accordance with the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

During 2005, we determined that the disclosure controls were not effective because of material weaknesses in the Company’s internal controls over financial reporting discussed in subsection (b) below.

As of December 31, 2005, we have determined that the new controls are effectively designed and have demonstrated effective operation for a sufficient period of time to enable management to conclude the material weaknesses identified in 2004 and 2005 have been remediated and also, the disclosure controls and procedures are effective.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation, integrity and reliability of the consolidated financial statements and related financial information contained in this annual report. The financial statements were prepared in accordance with generally accepted accounting principles and prevailing practices of the banking industry. Where amounts must be based on estimates and judgments, they represent the best estimates and judgments of management.

Management has established and is responsible for maintaining an adequate internal control structure designed to provide reasonable, but not absolute, assurance as to the integrity and reliability of the financial statements, safeguarding of assets against loss from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. The internal control structure includes: a financial accounting environment; a comprehensive internal audit function; an independent audit committee of the Board of Directors; and extensive financial and operating policies and procedures. Management also recognizes its responsibility for fostering a strong ethical climate which is supported by a code of conduct, appropriate levels of management authority and responsibility, an effective corporate organizational structure and appropriate selection and training of personnel.

The Board of Directors, primarily through its audit committee, oversees the adequacy of the Company’s internal control structure. The Audit Committee, whose members are neither officers nor employees of the Company, meets periodically with management, internal auditors and internal credit examiners to review the functioning of each and to ensure that each is properly discharging its responsibilities. In addition, Grant Thornton LLP, an independent registered public accounting firm, was engaged to audit the Company’s financial statements and express an opinion as to the fairness of presentation of such financial statements. Grant Thornton LLP was also engaged to audit management’s assessment of the Company’s internal control over financial reporting. The report of Grant Thornton LLP follows this report.

Management recognizes that there are inherent limitations in the effectiveness of any internal control structure. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As reported in the Company’s Form 10-K/A, for the year ended December 31, 2004, filed on November 18, 2005, Management concluded that, as of December 31, 2004, the Company did not maintain effective internal controls over financial reporting, due to an internal control deficiency that constituted a “material weakness”, as defined by the Public Accounting Oversight Board’s Accounting Standard No. 2. The identified weakness was that the Company failed to design and implement controls related to the interpretation and implementation of various accounting principles, primarily related to complex non-routine business transactions. Specifically, the Company did not have personnel with the requisite expertise and training or utilize outside consulting expertise with respect to the application of such accounting principles. The most significant manifestation of this material weakness involved the accounting treatment of the Company’s interest rate swaps. As a result of this material weakness, Management concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were not effective.

As reported in the Company’s Form 10-Q/A, for the period ended June 30, 2005, filed on November 21, 2005, in addition to the material weakness described above that existed as of December 31, 2004, Management concluded that the failure to ensure the correct application of SFAS 133 when the Company’s interest rate swaps were entered into between 2001 and 2003, and the failure to subsequently correct that error, constituted a material weakness in the Company’s internal control over financial reporting as of June 30, 2005. As a result of these material weaknesses, Management reported that, as of June 30, 2005, the Company’s disclosure controls and procedures were not effective. The restatement was a result of applying the proper accounting for the Company’s interest rate swaps.

As reported in the Company’s Form 10-Q/A, for the period ended September 30, 2005, filed on November 21, 2005, the Company had taken steps to remediate the material weaknesses with respect to the application of SFAS 133 as well as the Company’s accounting expertise. The Company reported that the weaknesses could not be deemed fully remediated prior to December 31, 2005, as the Company needed sufficient time to determine that the recently implemented internal controls had been designed effectively. As a result, management reported that, as of September 30, 2005, the Company’s disclosure controls and procedures were not effective.

We have previously reported on-going remediation efforts related to the material weaknesses identified above. During 2005, we designed and placed in operation new controls to remediate the material weaknesses. Specifically, in the second quarter of 2005, we hired a new Chief Financial Officer with extensive banking industry experience. In the third quarter of 2005, we implemented new controls over the period-end financial reporting process, including controls to review and evaluate the accounting impact of interest rate swap transactions. Also, in the third quarter of 2005, we hired outside consultants to assist us in these remediation efforts.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based upon the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, management believes that, as of December 31, 2005, the Company maintained effective control over financial reporting.

(c) Remediation of Material Weaknesses in Internal Control

See Item 9A (b) Above

(d) Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the fourth quarter of 2005 or thereafter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Center Financial Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Center Financial Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Center Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Center Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Center Financial Corporation and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2005 and our report dated March 10, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Los Angeles, California

March 10, 2006

ITEM 9B.

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2006 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2005 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to the Company’s Code of Ethics will be set forth under the caption “Board Committees and Other Corporate Governance Matters” in the Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2005, with respect to options outstanding and available under our 1996 Stock Option Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	638,804	$13.38	936,389

Other Information Concerning Security Ownership of Certain Beneficial Owners and Management

The remainder of the information required by Item 12 will be set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Election of Directors” in the Proxy Statement, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be furnished pursuant to this item will be set forth under the caption “Transactions with Directors and Executive Officers” in the Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required to be furnished pursuant to this item will be set forth under the caption “Relationship with Independent Accountants—Fees” in the Proxy Statement, and is incorporated herein by reference

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) Exhibits

Exhibit No.	Description

2.1	Plan of Reorganization and Agreement of Merger dated June 7, 2002 among California Center Bank, Center Financial Corporation and CCB Merger Company[1]

2.2	Branch Purchase and Assumption Agreement dated January 7, 2004[2]

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Amendment to the Articles of Incorporation of Center Financial Corporation

3.3	Amended and Restated Bylaws of Center Financial Corporation[3]

10.1	Employment Agreement between California Center Bank and Seon Hong Kim dated March 30, 2004[4]

10.2	Amended and Restated 1996 Stock Option Plan (assumed by Registrant in the reorganization)[4]

10.3	Lease for Corporate Headquarters Office[1]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[2]

10.5	Amended and Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[2]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[2]

11	Statement of Computation of Earnings Per Share (included in Note 15 to consolidated audited financial statements included herein)

21	Subsidiaries of Registrant[2]

23.1	Consent of Grant Thornton LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Principal Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[1]	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 filed on June 14, 2002 and incorporated herein by reference
[2]	Filed as an Exhibit to the Form 10-K filed with Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference
[3]	Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on June 14, 2002 and incorporated herein by reference
[4]	Filed as an Exhibit to the Form 10-Q filed with Securities and Exchange Commission on May 13, 2004 and incorporated herein by reference

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: March 10, 2006	/s/ SEON HONG KIM
Seon Hong Kim President & Chief Executive Officer

Date: March 10, 2006	/s/ PATRICK HARTMAN
Patrick Hartman Chief Financial Officer & Executive Vice President

Signature	Title	Date

/s/ SEON HONG KIM Seon Hong Kim	Director, President and Chief Executive Officer	March 10, 2006

/s/ PETER Y. S. KIM Peter Y. S. Kim	Chairman of the Board	March 10, 2006

/s/ David Z. Hong David Z. Hong	Director	March 10, 2006

/s/ CHANG HWI KIM Chang Hwi Kim	Director	March 10, 2006

/s/ SANG HOON KIM Sang Hoon Kim	Director	March 10, 2006

/s/ CHUNG HYUN LEE Chung Hyun Lee	Director	March 10, 2006

/s/ PATRICK HARTMAN Patrick Hartman	Chief Financial Officer & Executive Vice President	March 10, 2006

S-1