Form 10-Q
period 2006-03-31
CENTER FINANCIAL CORP
filed 2006-05-05
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 31, 2006 there were 16,476,768 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item	1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005

	03/31/2006	12/31/2005
	(Dollars in thousands)
ASSETS:
Cash and due from banks	$84,808	$79,822
Federal funds sold	91,690	58,490
Money market funds and interest-bearing deposits in other banks	5,264	5,064

Cash and cash equivalents	181,762	143,376
Securities available for sale, at fair value	204,121	226,023
Securities held to maturity, at amortized cost (fair value of $11,147 as of March 31, 2006 and $11,014 as of December 31, 2005)	11,217	11,052
Federal Home Loan Bank and Pacific Coast Bankers Bank stock, at cost	5,497	5,434
Loans, net of allowance for loan losses of $13,918 as of March 31, 2006 and $13,871 as of December 31, 2005	1,218,864	1,206,408
Loans held for sale, at the lower of cost or market	11,781	12,741
Premises and equipment, net	13,863	14,027
Customers’ liability on acceptances	3,698	4,028
Accrued interest receivable	7,256	6,486
Deferred income taxes, net	10,117	10,205
Investments in affordable housing partnerships	4,353	4,481
Cash surrender value of life insurance	10,897	10,805
Goodwill	1,253	1,253
Intangible assets-net	360	373
Other assets	4,318	4,311

Total	$1,689,357	$1,661,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$389,355	$395,050
Interest-bearing	1,101,727	1,085,506

Total Deposits	1,491,082	1,480,556
Acceptances outstanding	3,698	4,028
Accrued interest payable	11,150	9,084
Other borrowed funds	37,243	28,643
Trust preferred securities	18,557	18,557
Accrued expenses and other liabilities	9,145	7,421

Total liabilities	1,570,875	1,548,289
Commitments and Contingencies
Shareholders’ Equity
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 40,0000,000 shares; issued and outstanding, 16,476,768 as of March 31, 2006 and 16,439,053 as of December 31, 2005	66,066	65,622
Retained earnings	53,379	48,268
Accumulated other comprehensive loss, net of tax	(963)	(1,176)

Total shareholders’ equity	118,482	112,714

Total	$1,689,357	$1,661,003

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	2006	2005
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$25,288	$17,594
Interest on federal funds sold	823	171
Interest on taxable investment securities	2,186	1,281
Interest on tax-advantaged investment securities	97	71
Dividends on equity stock	66	33
Money market funds and interest-earning deposits	60	23

Total interest and dividend income	28,520	19,173

Interest Expense:
Interest on deposits	11,424	4,821
Interest expense on trust preferred securities	334	266
Interest on borrowed funds	104	254

Total Interest expense	11,862	5,341

Net interest income before provision for loan losses	16,658	13,832
Provision for loan losses	257	650

Net interest income after provision for loan losses	16,401	13,182

Noninterest Income:
Customer service fees	2,130	2,235
Fee income from trade finance transactions	953	902
Wire transfer fees	216	204
Gain on sale of loans	674	673
Net gain on sale of securities available for sale	—	50
Loan service fees	554	440
Other income	480	533

Total noninterest income	5,007	5,037

Noninterest Expense:
Salaries and employee benefits	5,563	4,445
Occupancy	884	715
Furniture, fixtures, and equipment	460	408
Data processing	542	465
Professional service fees	2,060	798
Business promotion and advertising	845	650
Stationary and supplies	159	177
Telecommunications	173	129
Postage and courier service	141	163
Security service	263	175
Loss on termination of interest rate swap	—	306
Loss on interest rate swaps	53	157
Other operating expenses	947	782

Total noninterest expense	12,090	9,370

Income before income tax provision	9,318	8,849
Income tax provision	3,549	3,436

Net income	5,769	5,413
Other comprehensive income—unrealized gain (loss) on available for sale securities, net of income tax (expense) benefit of $(154) and $389	213	(402)

Comprehensive income	$5,982	$5,011

EARNINGS PER SHARE:
Basic	$0.35	$0.33

Diluted	$0.35	$0.32

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	03/31/2006	03/31/2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$5,769	$5,413
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option compensation	173	—
Depreciation and amortization	601	374
Mark to market adjustments on interest rate swaps	36	308
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	(186)	78
Provision for loan losses	257	650
Net loss (gain) on sale of securities available for sale	—	(50)
Originations of SBA loans held for sale	(14,940)	(7,919)
Gain on sale of loans	(632)	(673)
Proceeds from sale of loans	16,532	19,353
Deferred tax (benefit) provision	—	956
(Increase) decrease in accrued interest receivable	(770)	(528)
Net increase in cash surrender value of life insurance policy	(92)	(92)
Decrease (increase) in other assets and servicing assets	270	(391)
Increase (decrease) in accrued interest payable	2,066	79
Increase in accrued expenses and other liabilities	1,446	50

Net cash provided by operating activities	10,530	17,608

Cash flows from investing activities:
Purchase of securities available for sale	(7,408)	(41,974)
Proceeds from principal repayment, matured, or called securities available for sale	29,868	22,928
Proceeds from sale of securities available for sale	—	7,530
Purchase of securities held to maturity	(518)	—
Proceeds from matured, called or principal repayment on securities held to maturity	348	508
Purchase of Federal Home Loan Bank and other equity stock	(63)	—
Proceeds (payments) from net swap settlement	(89)	161
Net increase in loans	(12,742)	(32,851)
Proceeds from recoveries of loans previously charged-off	29	19
Purchases of premises and equipment	(309)	(726)
Net increase in investments in affordable housing partnerships	—	85

Net cash provided by investing activities	9,116	(44,320)

Cash flows from financing activities:
Net increase in deposits	10,526	25,116
Net (decrease) increase in other borrowed funds	8,600	24,414
Proceeds from stock options exercised	271	293
Payment of cash dividend	(657)	(653)

Net cash provided by financing activities	18,740	49,170

Net increase in cash and cash equivalents	38,386	22,458
Cash and cash equivalents, beginning of the year	143,376	103,142

Cash and cash equivalents, end of the period	$181,762	$125,600

Supplemental disclosure of cash flow information:
Interest paid	$9,796	$5,262
Income taxes paid	$1,700	$2,533
Supplemental schedule of noncash investing, operating, and financing activities:
Cash dividend accrual	$657	$654

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

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters is located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank provides comprehensive financial services for small to medium sized business owners, mostly in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is the greater Los Angeles metropolitan area, including Los Angeles, Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has 17 full-service branch offices, 15 of which are located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all California branches as de novo branches. On April 26, 2004, the Company completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch, the Bank’s first out-of-state branch, with a focus on the Korean-American market in Chicago. The Company assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Company opened two new branches in Irvine, California and Seattle, Washington in 2005. The Bank also operates nine Loan Production Offices (“LPOs”) in Phoenix, Seattle, Denver, Washington D.C., Las Vegas, Atlanta, Honolulu, Houston and Dallas.

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

Center Financial’s principal source of income is currently dividends from the Bank. The expenses of Center Financial, including legal and accounting and Nasdaq listing fees, have been and will generally be paid from dividends paid to Center Financial by the Bank.

2. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Center Financial, the Bank, and CB Capital Trust. Center Capital Trust I is not consolidated as disclosed in Note 7.

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in Company’s annual report on Form 10-K for the year ended December 31, 2005.

3. SIGNIFICANT ACCOUNTING POLICIES

Accounting policies are fully described in Note 2 in Center Financial’s Annual Report on Form 10-K and there have been no material changes noted.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) which permitted the recognition of compensation expense using the intrinsic value method. SFAS No. 123R was to be effective July 1, 2005. However, on April 15, 2005, the Securities Exchange Commission (“SEC”) issued a press release announcing the amendment of the compliance date for SFAS No. 123R to be no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company adopted SFAS 125R effective January 1, 2006 (see note 5 Share-based compensation).

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment”, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, and the disclosures in MD&A subsequent to the adoption. We have provided SAB No. 107 required disclosures upon adoption of SFAS No. 123R for the period ended March 31, 2006.

Additionally, during 2005 and 2006 the FASB Staff issued four FASB Staff Positions (FSPs) related to SFAS No. 123R, FSP FAS 123R-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R”, FSP FAS 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R”, FSP FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” and FSP FAS 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. Each of these FSPs has been considered and has been incorporated into the adoption of SFAS No. 123R on January 1, 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, that addresses accounting for changes in accounting principles, changes in accounting estimates and changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”) as applicable to debt and equity securities that are within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. The severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. Adoption of EITF 03-1 did not have a material impact on the operations or the financial condition of the Company.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Companies are required to apply the guidance in this FSP to reporting periods beginning after December 15, 2005. Adoption of this FSP did not have a significant effect on our financial condition or results of operation.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement also resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in case in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption SFAS No. 155 to have a material impact on the consolidated financial statements or results of operations of the Company.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract if a) a transfer of the servicer’s assets meets the requirements for sale accounting b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitzation in which the transferor retains all of the resulting securities and c) an acquisition or assumption of an obligation to service a financial asset does not relate to financial assets of the servicer or its consolidated affiliates. Further, the SFAS requires all separately recognized servicing asset and liabilities to be initially measured at fair value, if practicable. SFAS 156 must be adopted as of the first fiscal year that begins after September 15, 2006.

5. STOCK-BASED COMPENSATION

The Company had a Stock Option Plan, adopted by the Bank in 1996, assumed by the Company in connection with the Holding Company reorganization in 2002 and amended as of March 24, 2004, under which options may be granted to key employees and directors of the Company. This plan expired in February 2006 and a new plan has been submitted for shareholder approval at the annual meeting in May 2006. Under the expired stock option plan, option prices could not be less than 100% of the fair market value at the date of grant. Options vest at the rate of 33-1/3% per year for directors (Non-Qualified Stock Option Plan) and generally 20% per year for employees (Incentive Stock Option Plan) and all options not exercised expire ten years after the date of grant.

Effective January 1, 2006 the Company adopted SFAS 123R. Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method of APB 25. As a result, the Company did not recognize compensation expense in the statement of operations for options granted. As required by SFAS 123, the Company provided certain pro forma disclosures for stock-based compensation as if the fair-value-based approach of SFAS 123 had been applied.

The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated the financial results for prior periods. Under this transition method, the Company will apply the provisions of SFAS 123R to new options granted or cancelled after December 31, 2005. Additionally, the Company will recognize compensation cost for the portion of options for which the requisite service has not been rendered (unvested) that are outstanding as of December 31, 2005, as the remaining service is rendered. The compensation cost the Company records for these options will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS 123.

The Company’s pre-tax compensation cost for stock-based employee compensation was $173,000 ($158,000 after tax effects) for the three months ended March 31, 2006.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the three months ended March 31, 2006 no such tax benefit was recognized.

The following table details the effect on net income had stock-based compensation expense been recorded in the three months ended March 31, 2005 based on the fair-value method under SFAS 123.

2005
(Dollars in thousands, except per share data)
Reported net income	$5,413
Add: Total stock based compensation expense included in reported net income, net of related tax effects	—
Deduct: total stock based compensation expense determined under fair-value method for all awards, net of related tax expense	(119)

Pro forma net income	$5,294

Earnings per share
Basic - reported	$0.33
Basic - pro forma	$0.32
Diluted - reported	$0.32
Diluted - pro forma	$0.32

The fair value of the stock options granted was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Beginning in 2006, with the adoption of SFAS 123R the expected life (estimated period of time outstanding) of options granted with a 10-year term was determined using the average of the vesting period and term, an accepted method under SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the day of grant, and calculated on a weekly basis.

	For the Three Months Ended
	03/31/2006	03/31/2005
Risk-free interest rate	2.05%-6.21%	2.05%-6.21%
Expected life	3-6.5 years	3-5 years
Expected volatility	30%-34%	30.0%
Expected dividend yield	0.00%-1.05%	0.00%-1.05%
Weighted average fair value	$3.37	$2.49

These assumptions were utilized in the calculation of the compensation expense noted above. This expense is the result of vesting of previously granted stock awards. No stock options were granted for the three months ended March 31, 2006 and 2005.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2005 and 2006 is set forth in the following table:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2004	970,975	759,779	$9.95
Options granted	—	—	—
Options forfeited	12,590	(12,590)	10.69
Options exercised	—	(57,567)	5.09

Balance at March 31, 2005	983,565	689,622	$9.97

Balance at December 31, 2005	936,389	638,804	$13.38
Options granted	—	—	—
Options forfeited	—	—	—
Options exercised	—	(37,715)	7.20

Balance at March 31, 2006	936,389	601,089	$13.76

The options as of March 31, 2006 have been segregated into seven ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
	Options Outstanding as of 03/31/2006	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Options Exercisable as of 03/31/2006	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
Range of Exercise Prices
$2.23 - $4.00	23,152	5.41	$3.65	15,503	5.13	$3.49
$4.01 - $4.99	11,989	5.80	$4.62	4,317	5.44	$4.39
$5.00 - $5.99	105,688	6.55	$5.32	75,021	6.50	$5.24
$6.00 - $7.99	12,960	7.00	$6.39	3,264	7.00	$6.23
$8.00 - $14.00	158,800	8.09	$13.06	60,000	8.05	$13.02
$14.01 - $20.00	170,000	8.09	$15.89	12,604	8.24	$16.02
$20.01 - $25.10	118,500	10.00	$22.87	—	—	$—

	601,089	8.02	$13.76	170,709	7.03	$8.61

Aggregate intrinsic value of options outstanding and options exercisable at March 31, 2006 was $6.3 million and $2.7 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $24.23 as of March 31, 2006, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $620,000 and $884,000 for the three months ended March 31, 2006 and 2005, respectively.

As of March 31, 2006, the Company had approximately $1.6 million of unrecognized compensation costs related to non-vested options. The Company expects to recognize these costs over a weighted average period of 3.32 years.

6. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank and the Treasury, Tax, and Loan Investment Program. Other borrowed funds totaled $37.2 million and $28.6 million at March 31, 2006 and December 31, 2005, respectively. Interest expense on other borrowed funds was $104,000 for the three months ended March 31, 2006, compared to $254,000 for the three months ended March 31, 2005, reflecting average interest rates of 4.47% and 2.86%, respectively.

As of March 31, 2006, the Company borrowed $37.0 million from the Federal Home Loan Bank of San Francisco with note terms from 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of notes. The Company has pledged, under a blanket lien (all qualifying commercial and residential loans) as collateral under the borrowing agreement with Federal Home Loan Bank, with a total carrying value of $385.3 million at March 31, 2006. Total interest expense on the notes was $90,000 and $247,000 for the three months ended March 31, 2006 and 2005, respectively, reflecting average interest rates of 4.29% and 2.88% respectively.

Federal Home Loan Bank advances outstanding as of March 31, 2006 mature as follows:

	2006	2007	2012	2017	Total
Borrowings	$30,000	$4,000	$1,379	$1,657	$37,036
Weighted interest rate	4.89%	4.08%	4.58%	5.24%	4.81%

Borrowings obtained from the Treasury Tax and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $3.0 million at March 31, 2006, as collateral to participate in the program. The total borrowed amount under the program, outstanding at March 31, 2006 and December 31, 2005 was $207,000 and $1.1 million, respectively. Interest expense on notes was $7,500 and $6,200 for the three months ended March 31, 2006 and 2005, respectively, reflecting average interest rates of 3.01% and 2.38%, respectively. In addition, the Company had customer deposits for tax payments which amounted to $122,000 and $127,000 at March 31, 2006 and December 31, 2005, respectively.

7. LONG-TERM SUBORDINATED DEBENTURES

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

In accordance with FIN 46 (revised December 2004), Center Capital Trust I is not reported on a consolidated basis. Therefore, the capital securities of $18,000,000 do not appear on the consolidated statement of financial condition. Instead, the long-term subordinated debentures of $18,557,000 payable by Center Financial to the Center Capital Trust I and the investment in the Center Capital Trust I’s common stock of $557,000 (included in other assets) are separately reported.

8. EARNINGS PER SHARE

The actual number of shares outstanding at March 31, 2006, was 16,476,768. Basic earnings per share is calculated on the basis of weighted average number of shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

The following table sets forth the Company’s earnings per share calculation for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
	2006			2005
	(Dollars in thousands, except earnings per share)
	Net Income	Average Number Of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$5,769	16,451	$0.35	$5,413	16,315	$0.33
Effect of dilutive securities:
Stock options	—	178	—	—	354	(0.01)

Diluted earnings per share	$5,769	16,629	$0.35	$5,413	16,669	$0.32

Options not included in the computation of diluted earnings per share because they would have had an antidilutive effect amounted to 54,500 for the three months ended March 31, 2006.

9. CASH DIVIDENDS

On March 17, 2006, the Board of Directors declared a quarterly cash dividend of 4 cents per share. This cash dividend was paid on April 14, 2006 to shareholders of record as of March 31, 2006.

10. GOODWILL AND INTANGIBLES

In April 2004, the Company purchased the Chicago branch of Korea Exchange Bank and recorded goodwill of $1.3 million and a core deposit intangible of $462,000. The Bank amortizes premiums on acquired deposits using the straight-line method over 5 to 9 years. Accumulated amortization expense for core deposit intangible was $102,000 and $89,000 as of March 31, 2006 and December 31, 2005, respectively. Core deposit intangible, net of amortization, was $360,000 and $373,000 at March 31, 2006 and December 31, 2005, respectively. Estimated amortization expense, for five succeeding fiscal years and thereafter, is as follows:

(Dollars in thousands)

2006	$40
2007	53
2008	53
2009	53
2010	53
Therafter	108

11. COMMITMENTS AND CONTINGENCIES

Off-Balance-Sheet Risk

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at March 31, 2006 and December 31, 2005 follows:

Outstanding commitments (Dollars in thousands)

	March 31, 2006	December 31, 2005
Loans	$250,876	$255,096
Standby letters of credit	12,655	12,797
Performance bonds	263	283
Commercial letters of credit	33,368	24,262

Litigation

From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. With the exception of the potentially adverse outcome in the litigation described in the next three paragraphs, after taking into consideration information furnished by counsel as to the current status of these claims and proceedings, management does not believe that the aggregate potential liability resulting from such proceedings would have a material adverse effect on the Company’s financial condition or results of operations.

On or about March 3, 2003, the Bank was served with a complaint filed by Korea Export Insurance Corporation (“KEIC”) in Orange County, California Superior Court, entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. KEIC is seeking to recover alleged losses from a number of parties involved in international trade transactions that gave rise to bills of exchange financed by various Korean Banks but not ultimately paid. KEIC is seeking to recover damages of approximately $56 million from the Bank based on a claim that, in its capacity as a presenting bank for these bills of exchange, the Bank acted negligently in presenting and otherwise handling trade documents for collection.

On November 10, 2005, the Orange County Superior Court dismissed all claims of KEIC against the Bank in this action on the grounds that federal courts have exclusive jurisdiction over KEIC’s claims against the Bank. KEIC has appealed the dismissal; and, in addition, has filed a new claim against the Bank in federal court.

The Bank intends to continue to vigorously defend this lawsuit. However, management cannot predict the outcome of this litigation, and it will be expensive and time-consuming to defend. One of the Bank’s insurance companies, BancInsure, has informed the Bank that there is coverage for a portion of defense. While it is possible that the claims may ultimately be determined to be covered by insurance, BancInsure has stated that it reserves its rights to determine whether coverage exists and ultimately may deny coverage. If the outcome of this litigation is adverse to the Bank, and is required to pay significant monetary damages, the Company’s financial condition and results of operations are likely to be materially and adversely affected.

Memorandum of Understanding

On May 10, 2005, Center Bank entered into a memorandum of understanding (the “MOU”) with the FDIC and the California Department of Financial Institutions (the “DFI”). The MOU is an informal administrative agreement primarily concerning the Bank’s compliance with Bank Secrecy Act (“BSA”) regulations. In accordance with the MOU, the Bank agreed to (i) implement a written action plan, policies and procedures, and comprehensive independent compliance testing to ensure compliance with all BSA-related rules and regulations; (ii) correct any apparent BSA violations previously disclosed by the FDIC; (iii) develop the expertise to ensure that generally accepted accounting principles and regulatory reporting guidelines are observed in all of the Bank’s financial transactions and reporting; and (iv) furnish written quarterly progress reports to the FDIC and the DFI detailing the form and manner of any actions taken to secure compliance with the memorandum and the results thereof.

Management does not believe that the MOU will have a material impact on the Bank’s operating results or financial condition. However, if the DFI and FDIC determine that the Bank’s compliance with the MOU is not satisfactory, the MOU will constrain our business. Management has committed to promptly comply with all of the terms of the MOU, and have taken the measures that are deemed necessary to correct the identified deficiencies.

12. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information as of March 31, 2006 on the Company’s outstanding derivatives:

Description	Notional Value	Period	Fixed Receiving Rate	Floating Paying Rate
	(Dollars in thousands)
Interest Rate Swap II	$25,000	08/02-08/06	6.25%	WSJ Prime	*

(*)	At March 31, 2006, the Wall Street Journal published Prime Rate was 7.75 percent.

As of March 31, 2006 and December 31, 2005, the Company had one interest rate swap agreement with a total notional amount of $25 million. Under the swap agreement, the Company receives a fixed rate and pays a variable rate based on Wall Street Journal published Prime Rate.

The credit risk associated with the interest rate swap agreement represents the accounting loss that would be recognized at the reporting date if the counter party failed completely to perform as contracted and any collateral or security proved to be of no value. To reduce such credit risk, the Company evaluates the counter party’s credit rating and financial position. In management’s opinion, the Company did not have a significant exposure to an individual counter party before the maturity of the interest rate swap agreements.

Losses on interest rate swaps, recorded in noninterest expense, consist of following:

	For the Three Months Ended March 31,
	(Dollars in thousands)
	2006	2005
Net swap settlement payments (receipts)	$89	$(151)
Decrease (increase) in market value	(36)	308

Net change in market value	$53	$157

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three months ended March 31, 2006. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 and with the unaudited consolidated financial statements and notes as set forth in this report.

FORWARD-LOOKING STATEMENTS

Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuers of such securities suffer financial losses; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, see “Interest Rate Risk Management” and “Liquidity and Capital Resources” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the year ended December 31, 2005.

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

Investment Securities

Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on the Bank’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas for available-for-sale securities, they are recorded as a separate component of shareholders’ equity

(accumulated comprehensive other income or loss) and do not affect earnings until realized. The fair values of the Bank’s investment securities are generally determined by reference to quoted market prices and reliable independent sources. The Bank is obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to the Bank’s investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. Aside from the Fannie Mae and Freddie Mac preferred stocks that were written down as of December 31, 2004, the Bank did not have any other investment securities that were deemed to be “other-than-temporarily” impaired as of March 31, 2006 and December 31, 2005.

Loan Sales

Certain Small Business Administration (“SBA”) loans that the Bank has the intent to sell prior to maturity are designated as held for sale at origination and recorded at the lower of cost or market value, on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the premium on sale of SBA loans is recognized as other operating income at the time of the sale. The remaining portion of the premium (relating to the portion of the loan retained) is deferred and amortized over the remaining life of the loan as an adjustment to yield. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are recorded based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate plus 1 to 2%. Servicing assets are amortized in proportion to and over the period of estimated future servicing income. Management periodically evaluates the servicing asset for impairment, which is the carrying amount of the servicing asset in excess of the related fair value. Impairment, if it occurs, is recognized in a write down in the period of impairment.

Allowance for Loan Losses

The Bank’s allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Bank’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in the Bank’s markets and, in particular, the state of certain industries. Size and complexity of individual credits, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in its methodologies. As the Bank adds new products, increases the complexity of the loan portfolio, and expands the geographic coverage, the Bank will enhance the methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have significant impact to the loan loss calculation. The Bank believes that its methodologies continue to be appropriate given its size and level of complexity. Detailed information concerning the Bank’s loan loss methodology is contained in “Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations—Allowance for Loan Losses.”

Interest Rate Swaps

As a part of its asset and liability management strategy the Bank has included derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations. In accordance with SFAS No. 133, such interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. When such swaps qualify for hedge accounting treatment, the change in the fair value of the swaps is recorded as a component of accumulated other comprehensive income in shareholders’ equity. However, if the swaps do not qualify for hedge accounting treatment, then the change in the fair value of the swaps is recorded as a gain or loss directly to the consolidated statements of operations as a part of non-interest expense. The Company does not use hedge accounting treatment to account for its interest rate swaps. Therefore, the difference between the market and book value of these instruments is included in current earnings. For the three months ended March 31, 2006 a mark to market loss of $53,000 was recognized, compared to a mark to market loss of $157,000 for the three months ended March 31, 2005.

The Company, in compliance with SFAS 133, includes the swap settlement payments in noninterest expense when hedge accounting treatment is not used.

Share-based Compensation

The Company adopted SFAS 123R as of January 1, 2006 as discussed in Note 5 to the consolidated financial statements. SFAS 123R requires the Company to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment on the date of grant. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, is recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, is recognized in the Consolidated Statements of Operations on a straight-line basis over the vesting period. In determining the fair value of stock options, the Company uses the Black-Scholes option-pricing model that employs the following assumptions:

•	Expected volatility—based on the weekly historical volatility of our stock price, over the expected life of the option.

•	Expected term of the option—based on historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years.

•	Risk-free rate—based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.

•	Dividend yield—calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.

The Company’s stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

SUMMARY OF FINANCIAL DATA

Executive Overview

Consolidated net income for the first quarter of 2006, increased by $356,000 to $5.8 million, or $0.35 per diluted share compared to $5.4 million or $0.32 per diluted share in the first quarter of 2005. The following were significant highlights related to first quarter 2006 results as compared to the corresponding period of 2005:

•	Due to strong loan and deposit growth and rising interest rates, the Company’s net interest income before provision for loan losses increased by 20.4% for the quarter ended March 31, 2006 versus 2005.

•	Interest margin for the first quarter of 2006 declined to 4.40% compared to 4.57% for the same quarter of 2005. This change in net interest margin was mainly attributable to the recent increase in the federal funds rate by the Federal Reserve Board and changes in the deposit mix over the periods.

•	The Company’s efficiency ratio was 55.8% for the first quarter of 2006 compared to 49.7% for the quarter ended March 31, 2005. Negatively impacting the ratio were professional fees primarily associated with BSA compliance upgrades.

•	Return on average assets and return on average equity equaled 1.41% and 20.16%, respectively, for the three months ended March 31, 2006, compared to 1.63% and 23.36%, respectively, for the three months ended March 31, 2005.

The Company’s financial condition and liquidity remain strong. The following are important factors in understanding the Company’s financial condition and liquidity:

•	Net loans grew $11.5 million or 0.9% to $1.23 billion as of March 31, 2006 as compared to $1.22 billion as of December 31, 2005.

•	Total deposits grew $10.5 million or 0.7% to $1.49 billion as March 31, 2006 as compared to $1.48 billion at December 31, 2005.

•	Net loans to total deposits grew marginally to 82.5% at March 31, 2005 as compared to 82.3% December 31, 2005.

•	While the loan portfolio grew, the ratio of nonaccrual loans to total loans decreased to .29% at March 31, 2006 compared to 0.24% at December 31, 2005. Our ratio of allowance for loan losses to total nonperforming loans decreased to 386% at March 31, 2006, as compared to 471% at December 31, 2005. However, our allowance for losses to total gross loans remained consist at 1.12% at March 31, 2006 and December 31, 2005.

•	Under the regulatory framework for prompt corrective action, the Bank continued to be “well-capitalized”.

•	The Company declared its quarterly cash dividend of $0.04 per share in March 2006.

•	All liquidity measures at March 31, 2006 met or exceeded the same measures at December 31, 2005.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in our results for the first quarter ended March 31, 2006, the Company recorded net income of $5.8 million as compared to $5.4 million for the same period in 2005. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and net noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended March 31, 2006 and 2005:

Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended March 31,
	2006			2005
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(1)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(1)
Assets:
Interest-earning assets:
Loan(2)	$1,227,712	$25,288	8.35%	$1,027,819	$17,594	6.94%
Federal funds sold	73,806	823	4.52	27,385	171	2.53
Taxable investment securities
U.S. Treasury	791	9	4.61	2,026	24	4.80
U.S. Governmental agencies debt securities and U.S. Government sponsored enterprise debt securities	113,739	1,083	3.86	63,102	436	2.80
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	74,520	812	4.42	68,775	636	3.75
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	2,724	32	4.76	—	—	0.00
Municipal securities	101	2	8.03	102	2	7.95
Other securities(3)	17,232	248	5.84	16,309	183	4.55

Total taxable investment securities	209,107	2,186	4.24	150,314	1,281	3.46
Tax-advantage investment securities(4):
Municipal securities	7,275	74	6.35	5,097	53	6.49
Other - Government preferred stock	5,404	23	2.38	8,713	18	1.15

Total tax-advantage investment securities	12,679	97	4.17	13,810	71	3.12
Equity stocks	5,444	66	4.92	3,905	33	3.43
Money market funds and interest-earning deposits	5,064	60	4.81	3,579	23	2.61

Total interest-earning assets	1,533,812	28,520	7.54%	1,226,812	19,173	6.34%

Noninterest-earning assets:
Cash and due from banks	74,467			66,211
Bank premises and equipment, net	13,975			11,890
Customers’ acceptances outstanding	4,038			6,511
Accrued interest receivables	6,512			4,518
Other assets	29,800			28,714

Total noninterest-earning assets	128,792			117,844

Total assets	$1,662,604			$1,344,656

[1]	Average rates/yields for these periods have been annualized.

[2]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in loan income were approximately $554,000 and $440,000, for the three months ended March 31, 2006 and 2005, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[3]	Other securities include U.S. government asset-backed securities, corporate trust preferred securities, and corporate debt securities.

[4]	Yields on tax-advantaged income have been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended March 31,
	2006			2005
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(5)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(5)
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$202,960	$1,360	2.72%	$202,816	$840	1.68%
Savings	80,670	744	3.74	75,247	599	3.23
Time certificates of deposits in:
Denominations of $100,000 or more	734,453	8,392	4.63	464,211	2,938	2.57
Other time certificates of deposits	100,489	928	3.75	82,079	444	2.19

	1,118,572	11,424	4.14	824,353	4,821	2.37
Other borrowed funds	9,437	104	4.47	36,030	254	2.86
Long-term subordinated debentures	18,557	334	7.30	18,557	266	5.82

Total interest-bearing liabilities	1,146,566	$11,862	4.20%	878,940	$5,341	2.46%

Noninterest-bearing liabilities:
Demand deposits	379,431			354,608

Total funding liabilities	1,525,997		3.15%	1,233,548		1.76%

Other liabilities	20,567			17,123

Total noninterest-bearing liabilities	399,998			371,731
Shareholders’ equity	116,040			93,985

Total liabilities and shareholders’ equity	$1,662,604			$1,344,656

Net interest income		$16,658			$13,832

Cost of deposits			3.09%			1.66%

Net interest spread(6)			3.34%			3.88%

Net interest margin(7)			4.40%			4.57%

[5]	Average rates/yields for these periods have been annualized.

[6]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

[7]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to

(i) changes in average daily balances (volume), (ii) changes in interest rates (rate), and (iii) changes in both rate and volume (rate/volume):

	Three Months Ended March 31, 2006 vs. 2005 Increase (Decrease) Due to Change In
	Volume	Rate (8)	Total
Earning assets:
Interest income:
Loans(9)	$3,722	$3,972	$7,694
Federal funds sold	446	206	652
Taxable investment securities	573	332	905
Tax-advantage securities(10)	(5)	31	26
Equity stocks	24	9	33
Money market funds and interest-earning deposits	13	24	37

Total earning assets	4,773	4,574	9,347

Interest expense:
Deposits and borrowed funds:
Money market and super NOW accounts	1	521	522
Savings deposits	45	99	144
Time Certificates of deposits	2,357	3,580	5,937
Other borrowings	(641)	491	(150)
Long-term subordinated debentures	—	68	68

Total interest-bearing liabilities	1,762	4,759	6,521

Net interest income	$3,011	$(185)	$2,826

[8]	Average rates/yields for these periods have been annualized.

[9]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in loan income were approximately $554,000 and $440,000, for the three months ended March 31, 2006 and 2005, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[10]	The yield on tax-advantaged income has been computed on a tax equivalent basis. 100% of earnings on municipal obligations and 70% of earnings on the preferred stock are not taxable for federal income tax purposes.

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

Total interest and dividend income for the first quarter of 2006 increased 48% to $28.5 million compared with $19.2 million for the same period in 2005, primarily due to growth in earning assets and market rate hikes. Growth in earning assets was mainly driven by an increase in average net loans. Average net loans increased by $199.9 million or 19.4% for the first quarter of 2006 compared to the same period in 2005.

Total interest expense for the first quarter of 2006 increased by 122.1% to $11.8 million compared with $5.3 million for the same quarter in 2005. This increase was primarily due to interest-bearing deposit growth and increase in market rates set by the Federal Reserve Board. Average interest bearing liabilities increased to $1.1 billion during the first quarter of 2006 from $878.9 million in the first quarter of 2005.

Net interest income before provision for loan losses increased by $2.8 million for the first quarter of 2006 compared to the like quarter in 2005. Of the $2.8 million increase in the net interest income before provision for loan losses, $3.0 million was due to volume changes and ($184,000) was due to rate changes. Helped by market rate hikes and growth in loan volume, the average yield on loans for the first quarter of 2006 increased to 8.35% compared to 6.94% for the like quarter in 2005, an increase of 141 basis points. The average investment portfolios for the first quarter of 2006 and 2005 were $221.8 million and $164.1 million, respectively. The average yields on the investment portfolio as of the first quarter of 2006 and 2005 were 4.17% and 3.34%, respectively.

Interest margin for the first quarter of 2006 eroded to 4.40% compared to 4.57% for the same quarter of 2005. This change in net interest margin was mainly attributable to the recent increase in the federal funds rate by the Federal Reserve Board and changes in the deposit mix over the periods.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for potential loan losses through charges to earnings, which are reflected monthly in the consolidated statement of operations as the provision for loan losses. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that in management’s judgment is adequate to absorb losses inherent in the Company’s loan portfolio.

Because of a decrease in the loan portfolio growth rate and improvement of asset quality, the provision for loan losses for the March 31, 2006 quarter decreased to $257,000, as compared to a $650,000 provision for the prior year period. Management believes that the $257,000 loan loss provision was adequate for the first three months of 2006. While management believes that the allowance for loan losses of 1.12% of total loans at March 31, 2006 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimation, inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

Noninterest Income

	Three Months Ended March 31,
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Customer service fees	$2,130	42.90%	$2,235	44.37%
Fee income from trade finance transactions	953	19.19	902	17.91
Wire transfer fees	216	4.35	204	4.05
Gain on sale of loans	674	12.73	673	13.36
Net gain on sale of securities available for sale	—	0.00	50.99
Other loan related service fees	554	11.16	440	8.74
Other income	480	9.67	533	10.58

Total noninterest income	$5,007	100.00%	$5,037	100.00%

As a percentage of average earning assets		1.32%		1.67%

For the first quarter of 2006, noninterest income remained unchanged at $5.0 million compared to the same quarter in 2005, and decreased from 1.67% to 1.32% of average earning assets for the same periods.

The primary sources of recurring noninterest income continue to be customer service fee charges on deposit accounts and fees from trade finance transactions. Customer service fees decreased by $105,000, or 4.7%, in the first quarter of 2006 compared to the same period last year. This decrease was due primarily to management’s decision to close certain customer operating accounts whose activities, while generating service charges, were inconsistent with the Company’s risk management process and requirements. The decision was consistent with the Company’s intention of maintaining full compliance with all of its risk management policies and regulatory requirements.

Fee income from trade finance transactions remained the second largest source of our noninterest income, which increased to $953,000 for the first quarter of 2006, compared to $902,000 in the first quarter of 2005, due to increased levels of international trade activity by the Company’s customers.

The Company recorded a $674,000 and $673,000 gain on sale of SBA and commercial real estate loans for the first quarter of 2006 and 2005, respectively. The Company sold $10.9 million of SBA loans during the first quarter of 2006.

Loan service fees increased by $114,000 or 25.9% to $554,000 for the first quarter of 2006, compared to $440,000 for the same quarter in 2005. This increase was due to additional servicing fee income resulting from a larger servicing portfolio.

Other income decreased by $53,000 or 9.9% to $480,000 in the first quarter of 2006 as compared to $533,000 in the same quarter in 2005, due mainly to discontinuing the Company’s ATM funding program that resulted in decreased income of approximately $64,000.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

Noninterest Expense

	Three Months Ended March 31,
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and benefits	$5,563	46.01%	$4,445	47.44%
Occupancy	884	7.31	715	7.63
Furniture, fixtures, and equipment	460	3.80	408	4.35
Data processing	542	4.48	465	4.96
Professional service fees	2,060	17.04	798	8.52
Business promotion and advertising	845	6.99	650	6.94
Stationery and supplies	159	1.32	177	1.89
Telecommunications	173	1.43	129	1.38
Postage and courier service	141	1.17	163	1.74
Security service	263	2.18	175	1.87
Loss on termination of interest rate swaps	—	0.00	306	3.27
Loss on interest rate swaps	53.44		157	1.67
Other operating expenses	947	7.83	782	8.34

Total noninterest expense	$12,090	100.00%	$9,370	100.00%

As a percentage of average earning assets		3.20%		3.10%
Efficiency ratio		55.8%		49.7%

For the first quarter of 2006, noninterest expense increased 29.0% to $12.1 million, compared to $9.4 million for the same quarter in 2005. The increase in noninterest expense was attributable to increases in professional service fees, salaries and benefits, business promotion and advertising, occupancy and other operating expenses. Noninterest expense as a percentage of average assets also increased to 3.2% in first quarter of 2006 as compared to 3.1% in same period in 2005.

The Company’s efficiency ratio, defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income, increase to 55.8% for the first quarter of 2006 compared to 49.66% in the like quarter a year ago. This fluctuation was due to primarily to non-recurring professional service fees experienced in the quarter ended March 31, 2006. The increase was primarily attributable to costs related to resolving issues identified with the Company’s BSA compliance program.

Salaries and benefits increased 25.2% to $5.6 million for the first quarter of 2006 compared to $4.4 million for the same quarter in 2005. This increase was mainly due to expenses associated with the increased personnel to staff the new branches, the increased hiring activity of highly qualified personnel, and normal salary increases.

Our continuing geographical expansion increased occupancy cost by 23.7% to $884,000 in the first quarter of 2006 from $715,000 in same quarter last year. Additionally, this expansion was a major contributor to the increase in furniture, fixture, and equipment expense, which totaled $460,000 for the three months ended March 31, 2006, an increase of 12.7%, or $52,000, as compared to $408,000 in same period of 2005.

Business promotion and advertising expenses increased by 16.2% to $845,000 for the three months ended March 31, 2006 as compared to $650,000 in same period last year. This increase in 2006 was mainly due to the increased promotional activity for the Company’s products, new LPOs and our 20th anniversary celebration.

During the first quarter of 2005, the Company terminated one of its longer maturity interest rate swaps and recorded a net loss of $306,000. There was no loss recorded for the same period of 2006. During the first quarter of 2006, the Company recorded a loss of $53,000 on interest rate swaps compared to a loss of $157,000 during the first quarter of 2005 to reflect the mark to market of the swaps.

For the quarter ended March 31, 2006, other operating expenses increased 21.1% or $165,000 to $947,000 as compared to $782,000 in the first quarter of 2005. This increase was mainly due to increases in; 1) loan related expenses ($43,000) 2) amortization of affordable housing investments ($40,000) 3) correspondent bank charges ($21,000) 4) directors and officers insurance ($26,000) 5) corporation administration expenses ($20,000) and 6) regulatory assessment ($13,000).

The remaining noninterest expenses include such items as data processing, stationery and supplies, telecommunications, postage, courier service and security service expenses. For the first quarter of 2006, these noninterest expenses slightly increased to $1.3 million compared to $1.1 million for the same quarter in 2005. This increase was mainly attributable to expenses related to data processing ($77,000) and security services ($88,000).

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

For the quarter ended March 31, 2006 and 2005, the provisions for income taxes were $3.5 million and $3.4 million representing effective tax rates of 38% and 39%, respectively. The primary reasons for the difference from the federal statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax favored investments in low-income housing, municipal obligations and agency preferred stocks. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $147,000 for the first three months of 2006 compared to $129,000 for the three months ended in March 31, 2005.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax return. The Company’s deferred tax asset was $10.1 million as of March 31, 2006, and $10.2 million as of December 31, 2005. As of March 31, 2006, the Company’s deferred tax asset was primarily due to book reserves for losses on loans and impairment losses on preferred stock.

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

Interest Earning Short-Term Investments

The Company invests its excess available funds from daily operations in overnight Fed Funds and Money Market Funds. Money Market Funds are composed of mostly government funds and high quality short-term commercial paper. The Company can redeem the funds at any time. As of March 31, 2006 and December 31, 2005, the amounts invested in Fed Funds were $91.7 million and $58.5 million, respectively. The average yield earned on these funds was 4.52% for the first three months of 2006 compared to 2.53% for the same period last year. The Company invested $5.3 million and $5.1 million in money market funds and interest bearing deposits in other banks as of March 31, 2006 and December 31, 2005. The average balance and yield on money market funds and interest bearing deposits in other banks were $5.1 million and 4.81% for the first three months of 2006 as compared to $3.6 million and 2.61% for the comparable period of 2005.

Investment Portfolio

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

Investment Portfolio

	As of March 31,		As of December 31,
	2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$985	$983	$498	$497
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	106,937	105,752	131,719	130,483
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	71,644	70,490	70,959	69,882
U.S Government sponsored enterprise preferred stock	6,750	5,636	4,865	5,173
Corporate trust preferred securities	11,000	11,070	11,000	11,054
Mutual Funds backed by adjustable rate mortgages	4,500	4,397	3,000	2,961
Fixed rate collateralized mortgage obligations	2,657	2,623	2,817	2,800
Corporate debt securities	3,194	3,170	3,194	3,173

Total available for sale	$207,667	$204,121	$228,052	$226,023

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$3,778	$3,681	$4,130	$4,053
Municipal securities	7,439	7,466	6,922	6,961

Total held to maturity	$11,217	$11,147	$11,052	$11,014

Total investment securities	$218,884	$215,268	$239,104	$237,037

As of March 31, 2006, investment securities totaled $215.3 million or 12.7% of total assets, compared to $237.1 million or 14.3% of total assets as of December 31, 2005. The decrease in the investment portfolio was due to liquidity being deployed in funding loans.

As of March 31, 2006, available-for-sale securities totaled $204.1 million, compared to $226.0 million as of December 31, 2005. Available-for-sale securities as a percentage of total assets decreased to 12.1% as of March 31, 2006 compared to 13.6% at December 31, 2005. Held-to-maturity securities increased to $11.2 million as of March 31, 2006, compared to $11.1 million as of December 31, 2005. The composition of available-for-sale and held-to-maturity securities was 94.7% and 5.3% as of March 31, 2006, compared to 95.3% and 4.7% as of December 31, 2005, respectively. For the three months ended March 31, 2006, the yield on the average investment portfolio was 4.40%, representing a increase of 106 basis points as compared to 3.34% for the same period of 2005. The Company used the proceeds from the decrease in the investment portfolio to fund loan growth.

The average balance of taxable investment securities increased by 39.1% to $209.1 million for the three months ended March 31, 2006, compared to $150.3 million for the same period of previous year. The annualized average yield increased 78 basis points to 4.24% for the three months ended March 31, 2006, compared to 3.46% for the three months ended March 31, 2005.

The average balance of tax-advantaged securities was $12.7 million and $13.8 million for the three months ended March 31, 2006 and 2005, respectively. The average yield on tax-advantaged securities for the quarter ended March 31, 2006 was 3.10% compared to 2.09% for the same period last year. This increase was mainly due to an increased yield on U.S. Government sponsored enterprise preferred stock. The tax-equivalent yield on these same types of securities for the three months ended March 31, 2006 and 2005 was 4.17% and 3.12%, respectively.

The following table summarizes, as of March 31, 2006, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	Within one Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	$61,400	3.72%	$45,337	4.00%	$—	0.00%	$—	0.00%	$106,737	3.84%
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	—	0.00	1,880	4.86	7,458	4.82	61,152	4.32	70,490	4.39
U.S Government sponsored enterprise preferred stock	—	0.00	—	0.00	—	0.00	11,070	6.37	11,070	6.37
Corporate trust preferred securities	—	0.00	5,636	4.36	—	0.00	—	0.00	5,636	4.36
Mutual Funds backed by adjustable rate mortgages	4,397	3.32	—	0.00	—	0.00	—	0.00	4,397	3.32
Fixed rate collateralized mortgage obligations	—	0.00	—	0.00	—	0.00	2,622	4.70	2,621	4.70
Corporate debt securities	1,000	5.80	2,170	4.7	—	0.00	—	0.00	3,170	5.05

Total available for sale	$66,797	3.72%	$55,023	4.09%	$7,458	4.82%	$74,844	4.64%	$204,121	4.20%

Held to Maturity (Amortized Cost):
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$—	0.00%	$—	0.00%	$—	0.00%	$3,778	4.02%	$3,778	4.02%
Municipal securities	380	3.90	2,726	4.23	3,236	3.97	1,097	3.80	7,439	4.04

Total held to maturity	$380	3.90%	$2,726	4.23%	$3,236	3.97%	$4,875	3.97%	$11,217	4.03%

Total investment securities	$67,177	3.73%	$57,749	4.10%	$10,694	4.56%	$79,719	4.60%	$215,338	4.19%

The following table shows the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2006.

	As of March 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental and U.S Government sponsored enterprise agencies securities	$2,983	$(2)	$47,981	$(1,046)	$50,964	$(1,048)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	27,016	(341)	46,982	(960)	73,998	(1,301)
Municipal securities and corporate debt securities	2,601	(19)	2,067	(38)	4,668	(57)

Total	$32,600	$(362)	$97,030	$(2,044)	$129,630	$(2,406)

As of March 31, 2006, the Company has total fair value of $129.6 million of securities, with unrealized losses of $2.4 million. We believe these unrealized losses are due to a temporary condition, namely fluctuations in interest rates, and do not reflect a deterioration of credit quality of the issuer. The market value of securities that have been in a continuous loss position for 12 months or more totaled $97.0 million, with unrealized losses of $2.0 million.

All individual securities that have been in a continuous unrealized loss position for twelve months or longer at March 31, 2006 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at March 31, 2006. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, the Company has the ability, and management intends, to hold these securities until their fair values recover to cost.

Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	March 31, 2006		December 31, 2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$11,569.93%		$4,713.38%
Commercial(11)	792,341	63.46	776,725	62.80
Commercial(12)	241,331	19.33	243,052	19.65
Trade Finance	80,071	6.41	90,370	7.30
SBA(13)	50,390	4.04	49,070	3.97
Other(14)	250	0.02	1,473	0.12
Consumer	72,566	5.81	71,499	5.78

Total Gross Loans	1,248,518	100.00%	1,236,902	100.00%

Less:
Allowance for Losses	13,918		13,871
Deferred Loan Fees	1,547		1,595
Discount on SBA Loans Retained	2,408		2,287

Total Net Loans and Loans Held for Sale	$1,230,645		$1,219,149

[11]	Real estate commercial loans are loans secured by first deeds of trust on real estate.

[12]	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.

[13]	SBA loans held for sale is stated at the lower of cost or market.

[14]	Consists of transactions in process and overdrafts.

The Company experienced moderate loan growth during the first quarter of 2006. Net loans increased $11.5 million, or .9%, to $1.23 billion at March 31, 2006, as compared to $1.2 billion at December 31, 2005. The increase in loans was funded primarily through liquidity created from principal reductions in the investment portfolio and increases in deposits. While management believes that it can continue to leverage the Company’s current infrastructure to achieve similar or greater growth in loans for the remainder of the year, no assurance can be given that such growth will occur. Net loans as of March 31, 2006, represented 72.7% of total assets, compared to 73.4% as of December 31, 2005.

The growth in net loans is comprised primarily of net increases in real estate commercial loans of $15.6 million or 2.0%, real estate construction loans of $6.9 million or 146.8%, offset by a reduction in trade finance loans of 10.3 million or 11.4%.

As of March 31, 2006, commercial real estate remained the largest component of the Company’s total loan portfolio with loans totaling $792.3 million, representing 63.5% of total loans, compared to $776.7 million or 62.8% of total loans at December 31, 2005. The increase in commercial real estate loans resulted from the continuing demand for commercial real estate financing with the Company’s market.

Commercial business loans decreased by $1.7 million during the first three months ended March 31, 2006 to $241.3 million, as compared to $243.1 million at year end 2005, mainly due to increased interest rates and resulting prepayments.

Trade finance loans decreased by $10.3 million or 11.4% to $80.1 million at March 31, 2006 from $90.3 million at December 31, 2005. This decrease in trade finance loans was mainly due to decreased activity in documentary negotiable advances.

The Company sold $10.9 million of SBA loans in the first quarter of 2006, and retained the obligation to service the loans for a servicing fee and to maintain customer relations. As of March 31, 2006, the Company was servicing $151.1 million of sold SBA loans, compared to $149.4 million of sold SBA loans as of December 31, 2005. Despite continuing sales of SBA loans, SBA loans increased to $50.4 million at March 31, 2006, an increase of $1.3 million, or 2.6%, compared to same period of last year.

The Bank has determined it has no material foreign credit risk. As of March 31, 2006, no single industry, business category or foreign country loans represented more than 10% of the loan portfolio.

Nonperforming Assets

Nonperforming assets are comprised of loans on nonaccrual status, loans 90 days or more past due but not on nonaccrual status, loans restructured where the terms of repayment have been renegotiated, resulting in a reduction and/or deferral of interest or principal, and Other Real Estate Owned (“OREO”). Management generally places loans on nonaccrual status when they become 90 days or more past due, unless they are fully secured and in process of collection. Loans may be restructured at the discretion of management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms, but the Company nonetheless believes the borrower will eventually overcome those circumstances and repay the loan in full. OREO consists of real property acquired through foreclosure or similar means that management intends to offer for sale.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	March 31, 2006	December 31, 2005	March 31, 2005
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
Construction	$1,562	$1,632	$1,726
Commercial	354	—	—
Commercial	1,088	598	426
Consumer	173	113	62
Trade Finance	—	—	532
SBA	429	600	753

Total nonperforming loans	3,606	2,943	3,499
Other real estate owned	—	—	—

Total nonperforming assets	$3,606	$2,943	$3,499

Nonperforming loans as a percent of total loans	0.29%	0.24%	0.37%
Nonperforming assets as a percent of total loans and other real estate owned	0.29%	0.24%	0.37%
Allowance for loan losses to nonperforming loans	385.97%	471.32%	336.75%

Management’s classification of a loan as nonaccrual or restructured is an indication that there is reasonable doubt as to the full collectibility of principal and/or interest on the loan. At this point, the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid. If the loan deteriorates further due to a borrower’s bankruptcy or similar financial problems, unsuccessful collection efforts or a loss classification (by the Company, regulators or auditors), the remaining balance of the loan is then charged off. These loans may or may not be collateralized, but collection efforts are continuously pursued. Total nonperforming loans were $3.6 million and $2.9 million as of March 31, 2005 and December 31, 2005, respectively. The increase in nonperforming loans was mainly due to an increase in nonperforming commercial real estate loans and commercial loans, offset by a reduction in construction real estate, consumer and SBA loans.

Total nonperforming loans increased by approximately $100,000 to $3.6 million in the first quarter of 2006 from $3.5 million in the first quarter of 2005. This increase was primarily due to a change in mix of nonperforming loans that resulted from an increase in commercial real estate, commercial and consumer loans in the aggregate amount of $1.1 million and reduction of construction loan, trade financed and SBA in the aggregate amount of $1.0 million.

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

The following table provides information on impaired loans as of:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Impaired loans with specific reserves	$4,395	$1,632
Impaired loans without specific reserves	4,332	3,872

Total impaired loans	8,727	5,504
Allowance on impaired loans	(110)	(41)

Net recorded investment in impaired loans	$8,617	$5,463

	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005
Average total recorded investment in impaired loans	$7,924	$5,532

Interest income recognized in impaired loans on a cash basis	$215	$322

Allowance for Loan Losses

The allowance for loan losses reflects management’s judgment of the level of allowance adequate to provide for probable losses inherent in the loan portfolio as of the balance sheet date. On a quarterly basis, the Company assesses the overall adequacy of the allowance for loan losses, utilizing a disciplined and systematic approach which includes the application of a specific allowance for identified problem loans, a formula allowance for identified graded loans, and an allocated allowance for large groups of smaller balance homogenous loans.

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

Formula Allowance for Identified Graded Loans. Non-homogenous loans such as commercial real estate, construction, commercial business, trade finance (including country risk exposure) and SBA loans that are not impaired are subject to a formula allowance. The formula allowance is calculated by applying loss factors to outstanding pass, special mention, substandard, and doubtful loans. The evaluation of inherent loss for these loans involves a high degree of uncertainty, subjectivity, and judgment, because probable loan losses are not identified with specific loan. In determining the formula allowance, management relies on a mathematical calculation that incorporates a twelve-quarter rolling average of historical losses.

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

The following table sets forth the composition of the allowance for loan losses as of March 31, 2006 and December 31, 2005:

Composition of Allowance for Loan Losses

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Specific (Impaired loans)	$110	$41
Formula (non-homogeneous)	13,445	13,481
Homogeneous	363	349

Total allowance for loan losses	$13,918	$13,871

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Three Months Ended March 31, 2006	Year Ended December 31, 2005	Three Months Ended March 31, 2005
	(Dollars in thousands)
Balances
Average total loans outstanding during the period(15)	$1,241,701	$1,123,880	$1,039,245

Total loans outstanding at end of period(15)	$1,244,563	$1,234,615	$1,043,675

Allowance for Loan Losses:
Balance at beginning of period	$13,871	$11,227	$11,227

Charge-offs:
Real estate	—	—	—
Commercial	143	623	52
Consumer	61	227	61
SBA	35	37	—

Total charge-offs	239	887	113

Recoveries
Real estate	—	—	—
Commercial	13	102	10
Consumer	14	12	6
Trade finance	—	23	—
SBA	2	24	3

Total recoveries	29	161	19

Net loan charge-offs	210	726	94

Provision for loan losses	257	3,370	650

Balance at end of period	$13,918	$13,871	$11,783

Ratios:
Net loan charge-offs to average loans	0.02%	0.06%	0.01%
Provision for loan losses to average total loans	0.02	0.30	0.06
Allowance for loan losses to gross loans at end of period	1.12	1.12	1.13
Allowance for loan losses to total nonperforming loans	385.96	471.32	336.75
Net loan charge-offs to allowance for loan losses at end of period	1.51	5.23	0.80
Net loan charge-offs to provision for loan losses	81.71	21.54	14.50

[15]	Total loans are net of deferred loan fees and discount on SBA loans sold.

The allowance for loan losses was $13.9 million as of March 31, 2006, compared to $13.9 million at December 31, 2005. The Company recorded a provision of $257,000 for the first three months of 2006. For the three months ended March 31, 2006, the Company charged off $239,000 and recovered $29,000, resulting in net charge-offs of $210,000, compared to net charge-offs of $94,000 for the same period in 2005. The allowance for loan losses remained constant at 1.12% of total gross loans at March 31, 2006 and March 31, 2005. The Company provides an allowance for the new credits based on the migration analysis discussed previously. Because of a slight increase in nonperforming assets, the ratio of the allowance for loan losses to total nonperforming loans decreased to 386% as of March 31, 2006 compared to 471% as of December 31, 2005 and 337% at March 31, 2005. Management believes that the ratio of the allowance to nonperforming loans at March 31, 2006 was adequate based on its overall analysis of the loan portfolio.

The balance of the allowance for loan losses remained constant at $13.9 million as of March 31, 2006 and December 31, 2005. This increase was mainly due to slower loan growth and improving asset quality.

The provision for loan losses for the first quarter of 2006 was $257,000, a decrease of 60.5%, compared to $650,000 for the same period in 2005. This decrease was due to slower loan growth and improving asset quality.

Management believes the level of allowance as of March 31, 2006 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the quarter. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require increased provisions for loan losses in the future.

Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. Real estate is the principal collateral for the Company’s loans.

Deposits

An important balance sheet component affecting the Company’s net interest margin is its deposit base. The Company’s average interest bearing deposit cost increased to 4.14% during the first three months of 2006, compared to 2.37% for the same period of 2005. This increase is primarily due to the increases in short term rates set by the Federal Reserve Board, which caused the average rates paid on deposits and other liabilities to increase.

The Company can deter, to some extent, the rate hunting customers who demand high cost CDs because of local market competition by using wholesale funding sources. However, as of March 31, 2006 the Company had no brokered CD’s. In addition, the Company maintained a $60.0 million time certificate of deposit with the State of California as of March 31, 2006, which is $20.0 million less as compared to December 31, 2005. The deposit is subject to renewal every 3 to 6 months.

Deposits consist of the following as of the dates indicated:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$389,356	$395,050
Money market accounts and NOW	202,159	221,083
Savings	82,411	81,654

Time deposits
Less than $100,000	102,117	97,433
$100,000 or more	715,039	685,336

Total	$1,491,082	$1,480,556

Total deposits increased by $10.5 million or .7% to $1.49 billion at March 31, 2006 compared to $1.48 billion at December 31, 2005.

Time deposits by maturity dates are as follows at March 31, 2006:

	$100,000 or Greater	Less Than $100,000	Total
	(Dollars in thousands)
2006	$601,087	$81,966	$683,053
2007	106,166	19,068	125,234
2008	5,403	942	6,345
2009	1,080	120	1,200
2010 and thereafter	1,303	21	1,324

Total	$715,039	$102,117	$817,156

Information concerning the average balance and average rates paid on deposits by deposit type for the three months ended March 31, 2006 and 2005 is contained in the “Distribution, Yield and Rate Analysis of Net Income” tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses Federal Home Loan Bank of San Francisco (“FHLB”) advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowing was $37.1 million and $27.1 million, at March 31, 2006 and December 31, 2005, respectively. This increase was due to management’s decision to fund anticipated loan growth by increasing FHLB advances. Notes issued to the U.S. Treasury amounted to $85,000 as of March 31, 2006 compared to $1.1 million as of December 31, 2005. The total borrowed amount outstanding at March 31, 2006 and December 31, 2005 was $37.2 million and $28.6 million, respectively.

In addition, the issuance of long-term subordinated debenture at the end of 2003 of $18.0 million in “pass-through” trust preferred securities created another source of funding.

Contractual Obligations

The following table presents, as of March 31, 2006, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Less than	1-3	1-3	More than
	1 year	years	years	5 years	Total
	(Dollars in thousands)
Debt obligations*	$30,482	$4,590	$653	$20,075	$55,800
Deposits	1,103,446	243,910	147,417	—	1,494,773
Operating lease obligations	57	5,593	3,282	3,218	12,150

Total contractual obligations	$1,133,985	$254,093	$151,352	$23,293	$1,562,723

*	Includes principal payment only

LIQUIDITY AND MARKET RISK/INTEREST RISK MANAGEMENT

Liquidity

Liquidity is the Company’s ability to maintain sufficient cash flow to meet deposit withdrawals and loan demands and to take advantage of investment opportunities as they arise. The Company’s principal sources of liquidity have been growth in deposits, proceeds from the maturity of securities, and repayments from loans. To supplement its primary sources of liquidity, the Company maintains contingent funding sources, which include a borrowing capacity of up to 25% of total assets upon providing collateral with the Federal Home Loan Bank of San Francisco, access to the discount window of the Federal Reserve Bank of San Francisco, a deposit facility with the California State Treasurer upon providing collateral, and unsecured Fed funds lines with correspondent banks.

As of March 31, 2006, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 19.1%. Total available liquidity as of that date was $291.4 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available for sale securities. The Company’s net non-core fund dependence ratio was 41.8% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $150.0 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The net non-core fund dependence ratio was 32.8% with the assumption of $150.0 million as stable and core fund sources and certain portion of MMDA as volatile. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by the long-term assets.

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

The Asset/Liability Management Committee consists of executive and manager level officers from various areas of the Company including lending, investment, and deposit gathering, and this committee acts in accordance with policies approved by the Board of Directors. The primary goal of the Company’s Asset/Liability Management Committee is to manage the financial components of the Company to optimize the net income under varying interest rate environments. The focus of this process is the development, analysis, implementation, and monitoring of earnings enhancement strategies, which provide stable earnings and capital levels during periods of changing interest rates.

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

Interest Rate Risk

Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change. In general, the interest the Company earns on its assets and pays on its liabilities are established contractually for specified period of time. Market interest rates change over time and if a financial institution cannot quickly adapt to changes in interest rate, it may be exposed to volatility in earnings. For instance, if the Company were to fund long-term fixed rate assets with short-term variable rate deposits, and interest rates were to rise over the term of the assets, the short-term variable deposits would rise in cost, adversely affecting net interest income. Similar risks exist when rate sensitive assets (for example, prime rate based loans) are funded by longer-term fixed rate liabilities in a falling interest rate environment.

In order to monitor and manage interest rate risk, management utilizes quarterly gap analysis and quarterly simulation modeling as a tool to determine the sensitivity of net interest income and economic value sensitivity of the balance sheet. These techniques are complementary and both are used to provide a more accurate measurement of interest rate risk. The Company also uses interest rate swaps to hedge the interest rate risk of specifically identified variable rate loans.

Gap analysis measures the repricing mismatches between assets and liabilities. The interest rate sensitivity gap is determined by subtracting the amount of liabilities from the amount of assets that reprice during a particular time interval. A liability sensitive position results when more liabilities than assets reprice or mature within a given period. Conversely, an asset sensitive position results when more assets than liabilities reprice within a given period. As of March 31, 2006, the Company was asset sensitive with a positive one-year gap of $167.4 million or 9.9% of total assets and 10.9% of earning assets. As the Company’s assets tend to reprice more frequently than its liabilities over a one-year horizon, the Company will generally realize higher net interest income in a rising rate environment and lower net interest income in a falling rate environment. However, this has been mitigated by recent market competitive conditions relating to rising interest rates for certain deposit accounts.

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

The following table sets forth, as of March 31, 2006, the estimated impact of changes on the Company’s net interest income over a twelve-month period and EVE, assuming a parallel shift of 100 to 300 basis points in both directions.

Change (In Basis Points)	Net Interest Income (Next Twelve Months)	% Change	Economic Value of Equity (EVE)	% Change
	(Dollars in thousands)
+300	$86,285	14.58%	$108,332	-9.66%
+200	$82,808	9.96%	$112,229	-6.41%
+100	$79,088	5.02%	$116,035	-3.23%
Level	$75,304	0.00%	$119,911	0.00%
-100	$71,369	-5.23%	$123,609	3.08%
-200	$67,048	-10.96%	$127,096	5.99%
-300	$62,254	-17.33%	$129,029	7.60%

As previously indicated, net income increases (decreases) as market interest rates rise (fall), since the Company is asset sensitive. The EVE decreases (increases), as the rate rises (falls), since the EVE has a negative convexity (reverse relationship) with the discount rate. As the above table indicates, a 300 basis points drop in rates impacts net interest income by $13.0 million or a 17.3% decrease, whereas a rate increase of 300 basis points impacts net interest income by $11.0 million or a 14.6% increase.

All interest-earning assets and interest-bearing liabilities and related derivative contracts are included in the rate sensitivity analysis at March 31, 2006. At March 31, 2006, the Company’s estimated changes in net interest income and EVE were within the ranges established by the Board of Directors.

The primary analytical tool used by the Company to gauge interest rate sensitivity is a simulation model used by many community banks, which is based upon the actual maturity and repricing characteristics of interest-rate-sensitive assets and liabilities. The model attempts to forecast changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. As an enhancement to the primary simulation model, other factors are incorporated into the model, including prepayment assumptions and market rates of interest provided by independent broker/dealer quotations, an independent pricing model, and other available public information. The model also factors in projections of anticipated activity levels of the Company’s product lines. Management believes that the assumptions it uses to evaluate the vulnerability of the Company’s operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company’s assets and liabilities and the estimated effects of changes in interest rates on the Company’s net interest income and EVE could vary substantially if different assumptions were used or if actual experience were to differ from the historical experience on which they are based.

CAPITAL RESOURCES

Shareholders’ equity as of March 31, 2006 was $118.5 million, compared to $112.7 million as of December 31, 2005. The primary sources of increases in capital have been retained earnings increases and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company is financially sound and able to support its growth from its retained earnings.

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose Tier I risk based capital ratio, total risk based capital ratio and leverage ratio meet or exceed 6%, 10%, and 5%, respectively, are deemed to be “well-capitalized.” As of March 31, 2006 all of the Company’s capital ratios were well above the minimum regulatory requirements for a “well-capitalized” institution.

The following table compares the Company’s and Bank’s actual capital ratios at March 31, 2006, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	11.05%	11.09%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	9.99%	10.03%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	8.17%	8.21%	4.00%	5.00%

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk is included as part of Part I, Item 2 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk/Interest Rate Risk Management.”

Item 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2006. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

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

Changes in Internal Controls. During the quarter ended March 31, 2006, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1:	LEGAL PROCEEDINGS

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

Item 1A:	RISK FACTORS

No material changes identified.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5:	OTHER INFORMATION

On May 10, 2005, Center Bank entered into a memorandum of understanding (the “MOU”) with the FDIC and the California Department of Financial Institutions (the “DFI”). The MOU is an informal administrative agreement primarily concerning the Bank’s compliance with Bank Secrecy Act (“BSA”) regulations. In accordance with the MOU, the Bank agreed to (i) implement a written action plan, policies and procedures, and comprehensive independent compliance testing to ensure compliance with all BSA-related rules and regulations; (ii) correct any apparent BSA violations previously disclosed by the FDIC; (iii) develop the expertise to ensure that generally accepted accounting principles and regulatory reporting guidelines are observed in all of the Bank’s financial transactions and reporting; and (iv) furnish written quarterly progress reports to the FDIC and the DFI detailing the form and manner of any actions taken to secure compliance with the memorandum and the results thereof.

Management does not believe that the MOU will have a material impact on the Bank’s operating results or financial condition. However, if the DFI and FDIC determine that the Bank’s compliance with the MOU is not satisfactory, the MOU will constrain our business. We believe we are in substantial compliance with the MOU and have taken the measures that we deem necessary to correct the identified deficiencies.

Item 6:	EXHIBITS

Exhibit No.	Description

2.1	Plan of Reorganization and Agreement of Merger dated June 7, 2002 among California Center Bank, Center Financial Corporation and CCB Merger Company[1]

2.2	Branch Purchase and Assumption Agreement dated January 7, 2004[2]

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Amendment to the Articles of Incorporation of Center Financial Corporation[5]

3.3	Amended and restated Bylaws of Center Financial Corporation[3]

10.1	Employment Agreement between California Center Bank and Seon Hong Kim dated March 30, 2004[4]

10.2	Amended and Restated 1996 Stock Option Plan (assumed by Registrant in the reorganization)[4]

10.3	Lease for Corporate Headquarters Office[1]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[2]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[2]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[2]

10.7	Deferred compensation plan and list of participants

10.8	Split dollar plan and list of participants

10.9	Survivor income plan and list of participants

11	Statement of Computation of Per Share Earnings (included in Note 8 to Consolidated Financial Statements included herein.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[1]	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 filed on June 14, 2002 and incorporated herein by reference

[2]	Filed as an Exhibit to the Form 10-K filed with Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference

[3]	Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on June 14, 2002 and incorporated herein by reference

[4]	Filed as an Exhibit to the Form 10-Q filed with Securities and Exchange Commission on May 13, 2004 and incorporated herein by reference

[5]	Filed as an Exhibit to the Form 10-K filed with Securities and Exchange Commission on March 16, 2006 and incorporated herein by reference

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: April 20, 2006	/s/ SEON HONG KIM
Center Financial Corporation Seon Hong Kim President & Chief Executive Officer

Date: April 20, 2006	/s/ PATRICK HARTMAN
Center Financial Corporation Patrick Hartman Chief Financial Officer & Executive Vice President