Form 10-Q
period 2006-06-30
CENTER FINANCIAL CORP
filed 2006-07-26
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

As of June 30, 2006 there were 16,521,805 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

	6/30/2006	12/31/2005
	(Dollars in thousands)
ASSETS
Cash and due from banks	$82,424	$79,822
Federal funds sold	7,080	58,490
Money market funds and interest-bearing deposits in other banks	5,264	5,064

Cash and cash equivalents	94,768	143,376
Securities available for sale, at fair value	170,109	226,023
Securities held to maturity, at amortized cost (fair value of $10,844 as of June 30, 2006 and $11,014 as of December 31, 2005)	10,990	11,052
Federal Home Loan Bank and Pacific Coast Bankers Bank stock, at cost	7,158	5,434
Loans, net of allowance for loan losses of $14,964 as of June 30, 2006 and $13,871 as of December 31, 2005	1,280,520	1,206,408
Loans held for sale, at the lower of cost or market	26,731	12,741
Premises and equipment, net	13,711	14,027
Customers’ liability on acceptances	5,515	4,028
Accrued interest receivable	7,312	6,486
Deferred income taxes, net	10,567	10,205
Investments in affordable housing partnerships	4,193	4,481
Cash surrender value of life insurance	10,991	10,805
Goodwill	1,253	1,253
Intangible assets-net	347	373
Other assets	5,140	4,311

Total	$1,649,305	$1,661,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$409,380	$395,050
Interest-bearing	1,034,778	1,085,506

Total Deposits	1,444,158	1,480,556
Acceptances outstanding	5,515	4,028
Accrued interest payable	12,222	9,084
Other borrowed funds	36,167	28,643
Trust preferred securities	18,557	18,557
Accrued expenses and other liabilities	7,151	7,421

Total liabilities	1,523,770	1,548,289
Commitments and Contingencies	—	—
Shareholders’ Equity
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 40,0000,000 shares; issued and outstanding, 16,521,805 as of June 30, 2006 and 16,439,053 as of December 31, 2005	66,721	65,622
Retained earnings	60,399	48,268
Accumulated other comprehensive loss, net of tax	(1,585)	(1,176)

Total shareholders’ equity	125,535	112,714

Total	$1,649,305	$1,661,003

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$26,767	$20,043	$52,055	$37,637
Interest on federal funds sold	595	188	1,418	359
Interest on taxable investment securities	2,058	1,422	4,244	2,703
Interest on tax-advantaged investment securities	152	76	249	147
Dividends on equity stock	92	54	158	87
Money market funds and interest-earning deposits	53	27	113	50

Total interest and dividend income	29,717	21,810	58,237	40,983
Interest Expense:
Interest on deposits	11,920	5,666	23,344	10,487
Interest expense on trust preferred securities	177	278	281	532
Interest on borrowed funds	359	272	693	538

Total Interest expense	12,456	6,216	24,318	11,557

Net interest income before provision for loan losses	17,261	15,594	33,919	29,426
Provision for loan losses	1,518	1,050	1,775	1,700

Net interest income after provision for loan losses	15,743	14,544	32,144	27,726
Noninterest Income:
Customer service fees	2,084	2,428	4,214	4,663
Fee income from trade finance transactions	797	929	1,750	1,831
Wire transfer fees	237	251	453	455
Gain on sale of loans	1,123	592	1,797	1,265
Net gain on sale of securities available for sale	—	1	—	51
Loan service fees	414	419	968	859
Insurance settlement—legal fees	2,520	—	2,520	—
Other income	532	394	1,012	927

Total noninterest income	7,707	5,014	12,714	10,051

Noninterest Expense:
Salaries and employee benefits	5,315	4,532	10,878	8,977
Occupancy	896	854	1,779	1,569
Furniture, fixtures, and equipment	509	407	969	815
Data processing	541	477	1,083	942
Professional service fees	354	1,108	2,414	1,906
Business promotion and advertising	1,123	666	1,968	1,316
Stationary and supplies	167	236	326	413
Telecommunications	165	170	338	299
Postage and courier service	195	187	336	350
Security service	239	197	502	372
Loss on termination of interest rate swap	—	—	—	306
Loss on interest rate swaps	30	(38)	83	119
Other operating expenses	1,133	864	2,081	1,646

Total noninterest expense	10,667	9,660	22,757	19,030

Income before income tax provision	12,783	9,898	22,101	18,747
Income tax provision	5,104	3,888	8,653	7,324

Net income	7,679	6,010	13,448	11,423
Other comprehensive income—unrealized gain (loss) on available for sale securities, net of income tax (expense) benefit of $450, $(175), $296 and $214	(622)	(89)	(409)	(313)

Comprehensive income	$7,057	$5,921	$13,039	$11,110

EARNINGS PER SHARE:
Basic	$0.47	$0.37	$0.82	$0.70

Diluted	$0.46	$0.36	$0.81	$0.68

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	6/30/2006	6/30/2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$13,448	$11,423
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option compensation	343	—
Depreciation and amortization	1,202	761
Mark to market adjustments on interest rate swaps	110	295
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	(253)	30
Provision for loan losses	1,775	1,700
Net loss on sale of premises and equipment	114	—
Net gain on sale of securities available for sale	—	(51)
Originations of SBA loans held for sale	(29,848)	(13,999)
Gain on sale of loans	(1,797)	(1,265)
Proceeds from sale of loans	30,923	38,086
Deferred tax (benefit) provision	—	995
Federal Home Loan Bank stock dividend	(130)	(77)
Increase in accrued interest receivable	(826)	(519)
Net increase in cash surrender value of life insurance policy	(186)	(185)
Increase in other assets and servicing assets	(2,359)	(134)
Increase in accrued interest payable	3,138	875
Increase (decrease) in accrued expenses and other liabilities	1,297	(2,023)

Net cash provided by operating activities	16,951	35,912

Cash flows from investing activities:
Purchase of securities available for sale	(7,408)	(93,062)
Proceeds from principal repayment, matured, or called securities available for sale	62,881	46,905
Proceeds from sale of securities available for sale	—	13,531
Purchase of securities held to maturity	(518)	—
Proceeds from matured, called or principal repayment on securities held to maturity	572	1,135
Purchase of Federal Home Loan Bank and other equity stock	(1,594)	(1,339)
Proceeds (payments) from net swap settlement	(193)	239
Net increase in loans	(89,675)	(124,339)
Proceeds from recoveries of loans previously charged-off	520	38
Purchases of premises and equipment	(711)	(2,013)
Net increase in investments in affordable housing partnerships	—	157

Net cash used in investing activities	(36,126)	(158,748)

Cash flows from financing activities:
Net (decrease) increase in deposits	(36,398)	155,195
Net increase in other borrowed funds	7,524	3,684
Proceeds from stock options exercised	597	496
Tax benefit in excess of recognized cumulative compensation costs	158	—
Payment of cash dividend	(1,314)	(1,309)

Net cash (used in) provided by financing activities	(29,433)	158,066

Net (decrease) increase in cash and cash equivalents	(48,608)	35,230
Cash and cash equivalents, beginning of the year	143,376	103,142

Cash and cash equivalents, end of the period	$94,768	$138,372

Supplemental disclosure of cash flow information:
Interest paid	$21,180	$10,681
Income taxes paid	$10,360	$7,980
Supplemental schedule of noncash investing, operating, and financing activities:
Cash dividend accrual	$660	$655

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

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters is located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank provides comprehensive financial services for small to medium sized business owners, primarily in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is the greater Los Angeles metropolitan area, including Los Angeles, Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has 17 full-service branch offices, 15 of which are located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all California branches as de novo branches. On April 26, 2004, the Company completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch, the Bank’s first out-of-state branch, with a focus on the Korean-American market in Chicago. The Company assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Company opened two new branches in Irvine, California and Seattle, Washington in 2005. The Bank also operates nine Loan Production Offices (“LPOs”) in Phoenix, Seattle, Denver, Washington D.C., Las Vegas, Atlanta, Honolulu, Houston and Dallas.

CB Capital Trust, a Maryland real estate investment trust (“REIT”) which is a consolidated subsidiary of the Bank, was formed in August 2002 for the primary business purpose of investing in the Bank’s real-estate related assets, and enhancing and strengthening the Bank’s capital position and earnings primarily through tax advantaged income from such assets. On December 31, 2003, the California Franchise Tax Board issued an opinion listing bank-owned REITs as potentially abusive tax shelters subject to possible penalties, and stating that REIT consent dividends are not deductible for California state income tax purposes. In view of this opinion, it appears that the REIT will not be able to fulfill its original intended purposes, and management has initiated steps to dissolve the REIT.

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

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in Company’s annual report on Form 10-K for the year ended December 31, 2005.

3. SIGNIFICANT ACCOUNTING POLICIES

Accounting policies are fully described in Note 2 to the consolidated financial statements in Center Financial’s Annual Report on Form 10-K and there have been no material changes noted.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) which permitted the recognition of compensation expense using the intrinsic value method. SFAS No. 123R was to be effective July 1, 2005. However, on April 15, 2005, the Securities Exchange Commission (“SEC”) issued a press release announcing the amendment of the compliance date for SFAS No. 123R to be no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company adopted SFAS 125R effective January 1, 2006 (see note 5 Stock-Based Compensation).

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment”, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company provided SAB No. 107 required disclosures upon adoption of SFAS No. 123R for the period ended June 30, 2006.

Additionally, during 2005 and 2006 the FASB Staff issued four FASB Staff Positions (FSPs) related to SFAS No. 123R, FSP FAS 123R-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R”, FSP FAS 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R”, FSP FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” and FSP FAS 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. Each of these FSPs has been considered and has been incorporated into the adoption of SFAS No. 123R.

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

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Companies are required to apply the guidance in this FSP to reporting periods beginning after December 15, 2005. Adoption of this FSP did not have a significant effect on the Company’s financial condition or results of operation.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract if a) a transfer of the servicer’s assets meets the requirements for sale accounting b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitzation in which the transferor retains all of the resulting securities and c) an acquisition or assumption of an obligation to service a financial asset does not relate to financial assets of the servicer or its consolidated affiliates. Further, the SFAS requires all separately recognized servicing asset and liabilities to be initially measured at fair value, if practicable. SFAS 156 must be adopted as of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption SFAS No. 156 to have a material impact on the consolidated financial statements or results of operations of the Company.

5. STOCK-BASED COMPENSATION

The Company had a Stock Option Plan, adopted by the Bank in 1996, assumed by the Company in connection with the Holding Company reorganization in 2002 and amended as of March 24, 2004, under which options may be granted to key employees and directors of the Company. This plan expired in February 2006 and the shareholders approved a new stock incentive plan in May 2006. Under both plans, option prices could not be less than 100% of the fair market value at the date of grant. Options vest at the rate of 33 1/3% per year for directors (Non-Qualified Stock Option Plan) and generally 20% per year for employees (Incentive Stock Option Plan) and all options not exercised expire ten years after the date of grant.

Effective January 1, 2006 the Company adopted SFAS 123R. Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method of APB 25. As a result, prior to January 1, 2006 the Company did not recognize compensation expense in the statement of operations for options granted. As required by SFAS 123, the Company provided certain pro forma disclosures for stock-based compensation as if the fair-value-based approach of SFAS 123 had been applied.

The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated the financial results for prior periods. Under this transition method, the Company will apply the provisions of SFAS 123R to new options granted or cancelled after December 31, 2005. Additionally, the Company will recognize compensation cost for the portion of options for which the requisite service has not been rendered (unvested) that are outstanding as of December 31, 2005, as the remaining service is rendered. The compensation cost the Company records for these options will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS 123.

The Company’s pre-tax compensation expense for stock-based employee compensation was $170,000 and $343,000 ($148,000 and $306,000 after tax effects) for the three and six months ended June 30, 2006, respectively.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the three and six months ended June 30, 2006, such tax benefits amounted to approximately $158,000.

The following table details the effect on net income had stock-based compensation expense been recorded in the three and six months ended June 30, 2005 based on the fair-value method under SFAS 123.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Dollars in thousands, except per share data)
Reported net income	$6,010	$11,423
Add: Total stock based compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock based compensation expense determined under fair-value method for all awards, net of related tax expense	(139)	(258)

Pro forma net income	$5,871	$11,165

Earnings per share
Basic - reported	$0.37	$0.70
Basic - pro forma	$0.36	$0.68
Diluted - reported	$0.36	$0.68
Diluted - pro forma	$0.35	$0.67

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

	Three and Six Months Ended	Three and Six Months Ended
	6/30/2006	6/30/2005
Risk-free interest rate	2.05% - 6.21%	2.05% - 6.21%
Expected life	3 - 6.5 years	3 - 6.5 years
Expected volatility	30% - 34%	30% - 34%
Expected dividend yield	0.00% -1.05%	0.00% - 1.05%
Weighted average fair value	$3.37	$2.86

These assumptions were utilized in the calculation of the compensation expense noted above. This expense is the result of vesting of previously granted stock awards. No stock options were granted for the three months and six months ended June 30, 2006.

A summary of the Company’s stock option activity and related information for the three and six months ended June 30, 2005 and 2006 is set forth in the following table:

		Outstanding Options				Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price		Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2006	936,389	601,089	$13.76	Balance at December 31, 2005	936,389	638,804	$13.38
Net options authorized under new plan	1,762,250			Net options authorized under new plan	1,762,250
Options granted	—	—	—	Options granted	—	—	—
Options forfeited	14,803	(14,803)	8.76	Options forfeited	14,803	(14,803)	8.76
Options exercised	—	(45,037)	7.22	Options exercised	—	(82,752)	7.21

Balance at June 30, 2006	2,713,442	541,249	$14.44	Balance at June 30, 2006	2,713,442	541,249	$14.44

Balance at March 31, 2005	983,565	689,622	$9.97	Balance at December 31, 2004	970,975	759,779	$9.95
Options granted	(69,000)	69,000	21.06	Options granted	(69,000)	69,000	21.06
Options forfeited	16,640	(16,640)	6.24	Options forfeited	29,230	(29,230)	8.16
Options exercised	—	(32,212)	6.33	Options exercised	—	(89,779)	5.53

Balance at June 30, 2005	931,205	709,770	$11.66	Balance at June 30, 2005	931,205	709,770	$11.66

The options as of June 30, 2006 have been segregated into six ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
	Options Outstanding as of 6/30/2006	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Options Exercisable as of 6/30/2006	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
Range of Exercise Prices
$2.23 - $4.00	18,357	5.26	$3.57	14,543	5.07	$3.46
$5.00 $5.99	84,952	6.22	$5.32	56,380	6.21	$5.26
$6.00 $7.99	8,640	6.50	$6.32	2,400	7.00	$6.12
$8.00 $14.00	140,800	8.00	$13.02	48,200	8.00	$12.95
$14.01 $20.00	170,000	8.09	$15.89	12,604	8.24	$16.02
$20.01 $25.10	118,500	9.46	$22.87	12,800	9.00	$21.06

	541,249	7.95	$14.44	146,927	7.79	$9.92

Aggregate intrinsic value of options outstanding and options exercisable at June 30, 2006 was $5.0 million and $2.0 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $23.64 as of June 30, 2006, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $752,000 and $484,000 for the three months ended June 30, 2006 and 2005, respectively, and $1.4 million for the six months ended June 30, 2006 and 2005.

As of June 30, 2006, the Company had approximately $1.5 million of unrecognized compensation costs related to non-vested options. The Company expects to recognize these costs over a weighted average period of 3.17 years.

6. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank and the Treasury, Tax, and Loan Investment Program. Other borrowed funds totaled $36.2 million and $28.6 million at June 30, 2006 and December 31, 2005, respectively. Interest expense on other borrowed funds was $281,000 and $532,000 for the six months ended June 30, 2006 and 2005, respectively, reflecting average interest rates of 4.74% and 4.31%, respectively.

As of June 30, 2006, the Company borrowed $35.0 million from the Federal Home Loan Bank of San Francisco with note terms from less than 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of notes. The Company has pledged, under a blanket lien (all qualifying commercial and residential loans) as collateral under the borrowing agreement with Federal Home Loan Bank, with a total carrying value of $384.7 million at June 30, 2006. Total interest expense on the notes was $248,000 and $517,000 for the six months ended June 30, 2006 and 2005, respectively, reflecting average interest rates of 4.54% and 3.12%, respectively.

Federal Home Loan Bank advances outstanding as of June 30, 2006 with an average interest rate of 5.22% mature as follows:

2006	$28,173
2007	4,309
2008	325
2009	343
2010	361
Thereafter	1,453

$34,964

Borrowings obtained from the Treasury Tax and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $2.8 million at June 30, 2006, as collateral to participate in the program. The total borrowed amount under the program, outstanding at June 30, 2006 and December 31, 2005 was $1.2 million and $1.1 million, respectively. These borrowings bore interest at the rate of 4.78% and 4.00% per annum as of June 30, 2006 and December 31, 2005, respectively

7. LONG-TERM SUBORDINATED DEBENTURES

Center Capital Trust I is a Delaware business trust formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. During the fourth quarter of 2003, Center Capital Trust I issued 18,000 Capital Trust Preferred Securities (“TP Securities”), with a liquidation value of $1,000 per security, for gross proceeds of $18,000,000. The entire proceeds of the issuance were invested by Center Capital Trust I in $18,000,000 of Junior Long-term Subordinated Debentures (the “Subordinated Debentures”) issued by the Company, with identical maturity, repricing and payment terms as the TP Securities. The Subordinated Debentures represent the sole assets of Center Capital Trust I. The Subordinated Debentures mature on January 7, 2034, with interest based on 3-month LIBOR plus 2.85% (7.92% at June 30, 2006), with repricing and payments due quarterly in arrears on January 7, April 7, July 7, and October 7 of each year commencing April 7, 2004. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any January 7th, April 7th, July 7th, and October 7th on or after April 7, 2009 at the Redemption Price. Redemption Price means 100% of the principal amount of Subordinated Debentures being redeemed plus accrued and unpaid interest on such Subordinated Debentures to the Redemption Date, or in case of redemption due to the occurrence of a Special Event, to the Special Redemption Date if such Redemption Date is on or after April 7, 2009. The TP Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on January 7, 2034.

Holders of the TP Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at a current rate per annum of 7.92%. Interest rate defined as per annum rate of interest, resets quarterly, equal to LIBOR immediately preceding each interest payment date (January 7, April 7, July 7, and October 7 of each year) plus 2.85%. The distributions on the TP Securities are treated as interest expense in the consolidated statements of operations. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TP Securities issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TP Securities.

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

In accordance with FIN 46, Center Capital Trust I is not reported on a consolidated basis. Therefore, the capital securities of $18,000,000 do not appear on the consolidated statement of financial condition. Instead, the long-term subordinated debentures of $18,557,000 payable by Center Financial to the Center Capital Trust I and the investment in the Center Capital Trust I’s common stock of $557,000 (included in other assets) are separately reported.

8. EARNINGS PER SHARE

The actual number of shares outstanding at June 30, 2006, was 16,521,805. Basic earnings per share is calculated on the basis of weighted average number of shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

The following table sets forth the Company’s earnings per share calculation for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006			2005
	(Dollars in thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$7,679	16,494	$0.47	$6,010	16,356	$0.37
Effect of dilutive securities:
Stock options	—	141	(0.01)	—	321	(0.01)

Diluted earnings per share	$7,679	16,635	$(0.46)	$6,010	16,677	$0.36

	Six Months Ended June 30,
	2006			2005
	(Dollars in thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$13,448	16,481	$0.82	$11,423	16,336	$0.70
Effect of dilutive securities:
Stock options	—	160	(0.01)	—	334	(0.02)

Diluted earnings per share	$13,448	16,641	$0.81	$11,423	16,670	$0.68

Options not included in the computation of diluted earnings per share because they would have had an antidilutive effect amounted to 54,500 for both the three and six months ended June 30, 2006.

9. CASH DIVIDENDS

On June 19, 2006, the Board of Directors declared a quarterly cash dividend of 4 cents per share. This cash dividend was paid on July 12, 2006 to shareholders of record as of June 28, 2006.

10. GOODWILL AND INTANGIBLES

In April 2004, the Company purchased the Chicago branch of Korea Exchange Bank and recorded goodwill of $1.3 million and a core deposit intangible of $462,000. The Bank amortizes premiums on acquired deposits using the straight-line method over 5 to 9 years. Accumulated amortization was $115,000 and $89,000 as of June 30, 2006 and December 31, 2005, respectively. Core deposit intangible, net of amortization, was $347,000 and $373,000 at June 30, 2006 and December 31, 2005, respectively. Estimated amortization expense, for five succeeding fiscal years and thereafter, is as follows:

(Dollars in thousands)

2006 (remaining six months)	$27
2007	53
2008	53
2009	53
2010	53
Thereafter	108

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at June 30, 2006 and December 31, 2005 follows:

Outstanding commitments (Dollars in thousands)

	June 30, 2006	December 31, 2005
Loans	$286,581	$255,096
Standby letters of credit	12,423	12,797
Performance bonds	258	283
Commercial letters of credit	30,579	24,262

Litigation

From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. With the exception of the potentially adverse outcome in the litigation herein described, after taking into consideration information furnished by counsel as to the current status of these claims and proceedings, management does not believe that the aggregate potential liability resulting from such proceedings would have a material adverse effect on the Company’s financial condition or results of operations.

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

On November 10, 2005, the Orange County Superior Court dismissed all claims of KEIC against the Bank in this action on the grounds that federal courts have exclusive jurisdiction over KEIC’s claims against the Bank. KEIC appealed the dismissal; and, in addition, filed a new action against the Bank in federal court asserting the same claims. The Bank has filed a motion to dismiss the federal claims on the grounds of expiration of the applicable statute of limitations and a separate motion for summary judgment regarding each claim. KEIC opposes these motions that are currently pending hearings expected to take in place in September 2006. The oral argument on KEIC’s appeal of the state court judgment in the Bank’s favor is also expected to occur in September 2006. If the outcome of this litigation is adverse to the Bank, and it is required to pay significant monetary damages, the Company’s financial condition and results of operations are likely to be materially and adversely affected. The Bank intends to continue its vigorous defend this lawsuit. Although the Company believes that it has meritorious defenses, management cannot predict the outcome of this litigation.

On June 21, 2006, the Bank entered into a settlement with one of its insurance carriers, BancInsure, wherein BancInsure agreed to pay $3.75 million to settle its past and future obligations for legal fees under its insurance policies concerning the KEIC litigation (see note 13).

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

Management does not believe that the MOU will have a material impact on the Bank’s operating results or financial condition. However, if the DFI and FDIC were to determine that the Bank’s compliance with the MOU was not satisfactory, the MOU would constrain the Bank’s business. Management believes it has taken the measures deemed necessary to correct the identified deficiencies. However, only the FDIC and DFI have the authority to make such a determination.

Voluntary Compliance

The Company is in the process of concluding its negotiations with the Internal Revenue Service regarding past contributions to the 401(k) plan for the years 1997 to 2004. Legal counsel has advised the Company that if certain documentation is submitted to the IRS within a specified period, it is possible to conclude these negotiations without further expense to the Company. However, the possibility exists that the Company may be required to make a payment to the 401(k) plan in the future to resolve this issue of prior years’ contributions. In the event the Company is required to make such a payment, management does not believe that such a payment would be material to the current year’s results of operations or material to any previously reported quarterly information. Given the ongoing nature of these negotiations, management is unable to determine the probable outcome of this matter and, accordingly, no liability has been recorded.

12. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information as of June 30, 2006 on the Company’s outstanding derivatives:

Description	Notional Value	Period	Fixed Receiving Rate	Floating Paying Rate
	(Dollars in thousands)
Interest Rate Swap II	$25,000	08/02-08/06	6.25%	WSJ Prime	*

(*)	At June 30, 2006, the Wall Street Journal published Prime Rate was 8.25 percent.

As of June 30, 2006 and December 31, 2005, the Company’s one interest rate swap agreement had a total notional amount of $25 million. Under the swap agreement, the Company receives a fixed rate and pays a variable rate based on Wall Street Journal published Prime Rate.

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

Losses on interest rate swaps, recorded in noninterest expense, consist of following:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Dollars in thousands)
	2006	2005	2006	2005
Net swap settlement payments (receipts)	$104	$(25)	$193	$(176)
Decrease (increase) in market value	(74)	(13)	(110)	295

Net change in market value	$30	$(38)	$83	$119

13. NON-RECURRING ITEMS

On June 21, 2006, the Bank entered into a settlement with one of its insurance carriers, BancInsure, wherein BancInsure agreed to pay $3.75 million to settle its past and future obligations for legal fees under its insurance policies concerning the KEIC litigation. $1.0 million of the settlement was designated for future litigation costs. Of the remaining $2.75 million approximately $230,000 was utilized to recoup legal expenses incurred in the current quarter. The balance, approximately $2.5 million, has been reflected in noninterest income (Insurance settlement—legal fees) and represents reimbursement of legal fees associated with the KEIC litigation expensed prior to the quarter ended June 30, 2006. Total expenses associated with this litigation were approximately $364,000 for the six months ended June 30, 2006.

During the quarter ended March 31, 2006 the Company incurred expenses of approximately $1.4 million to upgrade its BSA compliance programs. The development and implementation of new systems and processes was completed during that quarter and management anticipates that future maintenance expenses will be modest.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three and six months ended June 30, 2006. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 and with the unaudited consolidated financial statements and notes as set forth in this report.

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

Investment Securities

Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on the Bank’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas for available-for-sale securities, they are recorded as a separate component of shareholders’ equity (accumulated comprehensive other income or loss) and do not affect earnings until realized. The fair values of the Bank’s investment securities are generally determined by reference to quoted market prices and reliable independent sources. The Bank is obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to the Bank’s investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. The Bank has not identified any investment securities that were deemed to be “other-than-temporarily” impaired as of June 30, 2006 and December 31, 2005.

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

Interest Rate Swaps

As a part of its asset and liability management strategy the Bank has included derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations. In accordance with SFAS No. 133, such interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. When such swaps qualify for hedge accounting treatment, the change in the fair value of the swaps is recorded as a component of accumulated other comprehensive income in shareholders’ equity. However, if the swaps do not qualify for hedge accounting treatment, then the change in the fair value of the swaps is recorded as a gain or loss directly to the consolidated statements of operations as a part of non-interest expense. The Company does not use hedge accounting treatment to account for its interest rate swaps. Therefore, the difference between the market and book value of these instruments is included in current earnings. For the three and six months ended June 30, 2006 a mark to market decrease of $30,000 and $83,000 was recognized, respectively, compared to a mark to market increase of $38,000 and a loss of $119,000 during the same periods in 2005.

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

SUMMARY OF FINANCIAL DATA

Executive Overview

Consolidated net income for the second quarter of 2006, increased by $1.7 million to $7.7 million, or $0.46 per diluted share compared to $6.0 million or $0.36 per diluted share in the second quarter of 2005. The following were significant highlights related to second quarter and first half of 2006 results as compared to the corresponding periods of 2005:

•	For the three months ended June 30, 2006 net interest income before provision for loan losses increased by 10.7% to $17.3 million. For the six months ended June 30, 2006 net interest income before provision for loan losses increased by 15.3% to $33.9 million. These increases were primarily due to growth in earning assets and market rate increases. Growth in earning assets was mainly driven by an increase in average net loans.

•	Net interest margin for the three and six months ended June 30, 2006 declined to 4.58% and 4.49%, respectively, compared to 4.91% and 4.74% during the same periods in 2005. The changes in net interest margin were mainly attributable to a disproportional increase in time deposit and general rate increases in funding liabilities.

•	The Company’s efficiency ratio was 42.7% and 48.8% for the three and six months ended June 30, 2006, respectively, compared to 46.9% and 48.2%, respectively, for the same periods in 2005. The decrease in the efficiency ratio for the three months ended June 30, 2006 was primarily due to decreased professional service fees, including the recouping of certain legal expenses of $291,000 and an increase in noninterest income due primarily to the $2.5 million of insurance settlement proceeds recognized in other income. For the six months ended June 30, 2006, the modest increase in the efficiency ratio was primarily due to an increase in professional fees associated with the Company’s BSA compliance program and in salaries and benefits offset by the insurance settlement noted above.

•	Return on average assets and return on average equity equaled 1.9% and 25.2%, respectively, for the three months ended June 30, 2006, compared to 1.7% and 24.4% during the same periods in 2005. For the six months ended June 30, 2006 return on average assets and return on average equity equaled 1.6% and 22.7%, respectively, compared to 1.7% and 23.9% during the same periods in 2005.

•	Due primarily to loan growth, net write-offs and an increase in the loan loss percentage to gross loans (based on a migration analysis), the provision for loan losses for the three months and six months ended June 30, 2006 increased to $1.5 million and $1.8 million, respectively, compared to $1.1 million and $1.7 million, respectively, for the same periods in 2005.

•	On June 21, 2006, the Bank entered into a settlement with one of its insurance carriers, BancInsure, wherein BancInsure agreed to pay $3.75 million to settle its past and future obligations for legal fees under its insurance policies concerning the KEIC litigation. $1.0 million of the settlement was designated for future litigation costs. Of the remaining $2.75 million approximately $230,000 was utilized to recoup legal expenses incurred in the current quarter. The balance, approximately $2.5 million, has been reflected in noninterest income (Insurance settlement – legal fees) and represents reimbursement of legal fees associated with the KEIC litigation expensed prior to the quarter ended June 30, 2006. Total expenses associated with this litigation were approximately $364,000 for the six months ended June 30, 2006.

The Company’s financial condition and liquidity remain strong. The following are important factors in understanding the Company’s financial condition and liquidity:

•	Net loans grew $88.1 million or 7.2% to $1.31 billion as of June 30, 2006 as compared to $1.22 billion as of December 31, 2005.

•	Total deposits decreased $36.4 million, or 2.5% to $1.44 billion as June 30, 2006 as compared to $1.48 billion at December 31, 2005. This decrease was the result of efforts to manage the Company’s balance sheet and to improve the performance of the earning assets and funding liabilities portfolios.

•	The ratio of net loans to total deposits increased to 90.5% at June 30, 2006 as compared to 82.3% December 31, 2005.

•	The ratio of nonaccrual loans to total loans increased to 0.26% at June 30, 2006 compared to 0.24% at December 31, 2005. Our ratio of allowance for loan losses to total nonperforming loans decreased to 430% at June 30, 2006, as compared to 471% at December 31, 2005 and our allowance for losses to total gross loans increased to 1.13% at June 30, 2006 compared to 1.12% at December 31, 2005.

•	Under the regulatory framework for prompt corrective action, the Bank continued to be “well-capitalized”.

•	The Company declared its quarterly cash dividend of $0.04 per share in June 2006.

•	All liquidity measures at June 30, 2006 met or exceeded the same measures at December 31, 2005.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in Consolidated Statements of Operations, the Company generated net income of $7.7 million and $13.4 million during the three and six months ended June 30, 2006, respectively, compared to $6.0 million and $11.4 million during the same periods in 2005. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(1)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield (1)
Assets:
Interest-earning assets:
Loan (2)	$1,244,273	$26,767	8.63%	$1,068,492	$20,043	7.52%
Federal funds sold	49,293	595	4.84	25,263	188	2.98
Investments (3) (4)	218,259	2,355	4.60	180,441	1,579	3.59

Total interest-earning assets	1,511,825	29,717	7.88%	1,274,196	21,810	6.87%

Noninterest—earning assets:
Cash and due from banks	79,629			69,815
Bank premises and equipment, net	13,769			12,583
Customers’ acceptances outstanding	5,228			3,980
Accrued interest receivables	6,930			3,889
Other assets	32,613			27,830

Total noninterest-earning assets	138,169			118,097

Total assets	$1,649,994			$1,392,293

[1]	Average rates/yields for these periods have been annualized.

[2]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $437,000 and $290,000, for the three months ended June 30, 2006 and 2005, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[3]	Investments include securities available for sale, securities held to maturity, Federal Home Loan Bank and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.

[4]	Investment yields have been computed on a tax equivalent basis for any tax-advantaged income.

	Three Months Ended June 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(5)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield (5)
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$219,626	$1,636	2.99%	$214,546	$975	1.82%
Savings	81,958	775	3.80	79,097	636	3.23
Time certificate of deposits over $100,000	680,426	8,419	4.96	476,913	3,546	2.98
Other time certificate of deposits	101,748	1,090	4.30	82,536	509	2.47

	1,083,758	11,920	4.45	853,092	5,666	2.66
Other borrowed funds	14,463	177	4.92	33,109	278	3.37
Long-term subordinated debentures	18,557	359	7.76	18,557	272	5.88

Total interest-bearing liabilities	1,116,778	12,456	4.47	904,758	6,216	2.76%

Noninterest-bearing liabilities:
Demand deposits	387,106			380,479

Total funding liabilities	1,503,884		3.32%	1,285,237		1.94%

Other liabilities	23,686			8,154

Total noninterest-bearing liabilities	410,792			388,633
Shareholders’ equity	122,424			98,902

Total liabilities and shareholders’ equity	$1,649,994			$1,392,293

Net interest income		$17,261			$15,594

Cost of deposits			3.25%			1.84%

Net interest spread (6)			3.41%			4.11%

Net interest margin (7)			4.58%			4.91%

[5]	Average rates/yields for these periods have been annualized.

[6]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

[7]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield (8)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield (8)
Assets:
Interest-earning assets:
Loan (9)	$1,236,045	$52,055	8.49%	$1,048,268	$37,637	7.24%
Federal funds sold	61,482	1,418	4.65	26,318	359	2.75
Investments (10) (11)	225,237	4,764	4.48	176,049	2,987	3.50

Total interest-earning assets	1,522,764	58,237	7.71%	1,250,635	40,983	6.61%

Noninterest—earning assets:
Cash and due from banks	77,062			68,623
Bank premises and equipment, net	13,871			12,238
Customers’ acceptances outstanding	4,636			5,238
Accrued interest receivables	6,722			4,809
Other assets	31,209			27,707

Total noninterest-earning assets	133,500			118,615

Total assets	$1,656,264			$1,369,250

[8]	Average rates/yields for these periods have been annualized.

[9]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $623,000 and $703,000, for the six months ended June 30, 2006 and 2005, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[10]	Investments include securities available for sale, securities held to maturity, Federal Home Loan Bank and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.

[11]	Investment yields have been computed on a tax equivalent basis for any tax-advantaged income.

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Annualized Average Rate/ Yield(12)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield (12)
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$211,339	$2,996	2.86%	$208,713	$1,815	1.75%
Savings	81,317	1,519	3.77	77,183	1,236	3.23
Time certificate of deposits over $100,000	707,290	16,811	4.80	470,597	6,482	2.78
Other time certificate of deposits	101,122	2,018	4.02	82,309	954	2.34

	1,101,068	23,344	4.28	838,802	10,487	2.52
Other borrowed funds	11,964	281	4.74	34,562	532	3.10
Long-term subordinated debentures	18,557	693	7.53	18,557	538	5.84

Total interest-bearing liabilities	1,131,589	24,318	4.33	891,921	11,557	2.61%

Noninterest-bearing liabilities:
Demand deposits	383,290			367,615

Total funding liabilities	1,514,879		3.24%	1,259,536		1.85%

Other liabilities	22,135			13,257

Total noninterest-bearing liabilities	405,425			380,872
Shareholders’ equity	119,250			96,457

Total liabilities and shareholders’ equity	$1,656,264			$1,369,250

Net interest income		$33,919			$29,426

Cost of deposits			3.17%			1.75%

Net interest spread (13)			3.38%			4.00%

Net interest margin (14)			4.49%			4.74%

[12]	Average rates/yields for these periods have been annualized.

[13]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

[14]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume), (ii) changes in interest rates (rate):

	Three Months Ended June 30, 2006 vs. 2005 Increase (Decrease) Due to Change In			Six Months Ended June, 2006 vs. 2005 Increase (Decrease) Due to Change In
	Volume	Rate (15)	Total	Volume	Rate (15)	Total
Earning assets:
Interest income:
Loans (16)	$3,553	$3,171	$6,724	$7,336	$7,082	$14,418
Federal funds sold	499	(92)	407	1,165	(106)	1,059
Investments (17)	367	409	776	944	833	1,777

Total earning assets	4,419	3,488	7,907	9,445	7,809	17,254

Interest expense:
Deposits and borrowed funds:
Money market and super NOW accounts	25	605	630	23	1,130	1,153
Savings deposits	24	114	138	69	213	282
Time Certificates of deposits	2,020	3,466	5,486	4,411	7,011	11,422
Other borrowings	—	87	87	—	155	155
Long-term subordinated debentures	(547)	446	(101)	(1,285)	1,034	(251)

Total interest-bearing liabilities	1,522	4,718	6,240	3,218	9,543	12,761

Net interest income	$2,897	$(1,230)	$1,667	$6,227	$(1,734)	$4,493

[15]	Average rates/yields for these periods have been annualized.

[16]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $437,000 and $290,000, for the three months ended June 30, 2006 and 2005, respectively, and $623,000 and $703,000 for the six months ended June 30, 2006, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[17]	Investment yields have been computed on a tax equivalent basis for any tax-advantaged income. 100% of earnings on municipal obligations are not taxable for state purposes and 70% of dividend income is not subject to federal income tax.

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

Total interest and dividend income for the three and six months ended June 30, 2006 was $29.7 million and $58.2 million, respectively, compared with $21.8 million and $41.0 million, respectively, for the same periods in 2005. These increases were primarily due to growth in earning assets and market rate increases. Growth in earning assets was mainly driven by an increase in average net loans. Average net loans increased by $175.8 million and $187.8 for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005.

Total interest expense for the three and six months ended June 30, 2006 increased by $6.2 million or 100.4% and $12.8 million or 110.4%, respectively, compared to the same periods in 2005. These increases were primarily due to interest-bearing deposit growth and increases in market rates set by the Federal Reserve Board. Average interest bearing liabilities increased by $212.0 million and $239.7 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005.

Net interest income before provision for loan losses increased by $1.7 million for the three months ended June 30, 2006 compared to the same period in 2005. Of the $1.7 million increase, $2.9 million was due to volume changes offset by a $1.3 million decrease due to rate changes. Due to market rate increases and growth in loan portfolio, the average yield on loans for the second quarter of 2006 increased to 8.63% compared to 7.52% for the like quarter in 2005, an increase of 111 basis points. The average investment portfolio for the second quarter of 2006 and 2005 was $218.3 million and $180.4 million, respectively. The average yields on the investment portfolio as of the second quarter of 2006 and 2005 were 4.60% and 3.59%, respectively.

Net interest income before provision for loan losses increased by $4.5 million for the six months ended June 30, 2006 compared to the same period in 2005. Of the $4.5 million increase, $6.2 million was due to volume changes offset by a $1.7 million decrease due to rate changes. Helped by market rate increases and growth in loan volume, the average yield on loans for the six months ended June 30, 2006 increased to 8.49% compared to 7.24% for the like quarter in 2005, an increase of 125 basis points. The average investment portfolio for the six months ended June 30, 2006 and 2005 was $225.2 million and $176.0 million, respectively. The average yields on the investment portfolio as of the six months ended June 30, 2006 and 2005 were 4.48% and 3.50%, respectively.

Interest margin for the second quarter of 2006 decreased to 4.58% compared to 4.91% for the same quarter of 2005. For the six months ended June 30, 2006 interest margin decreased to 4.49% compared to 4.74% for the same period in 2005. The changes in net interest margin were mainly attributable to a disproportional increase in time deposits and general rate increases in funding liabilities. Average time deposits represented 72.2% and 73.4% of average total deposits for the three and six months ended June 30, 2006, respectively, compared to 65.6% and 65.9% for the same periods in 2005.

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

Due primarily to loan growth, net write-offs and an increase in the loan loss percentage to gross loans (based on a migration analysis), the provision for loan losses for the three months and six months ended June 30, 2006 increased to $1.5 million and $1.8 million, respectively, compared to $1.1 million and $1.7 million, respectively, for the same periods in 2005. Management believes that the $1.8 million loan loss provision was adequate for the first six months of 2006. While management believes that the allowance for loan losses of 1.13% of total loans at June 30, 2006 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimation, inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)				(Dollars in thousands)
Customer service fees	$2,084	27.04%	$2,428	48.42%	$4,214	33.15%	$4,663	46.39%
Fee income from trade finance transactions	797	10.34	929	18.53	1,750	13.77	1,831	18.22
Wire transfer fees	237	3.08	251	5.01	453	3.56	455	4.53
Gain on sale of loans	1,123	14.57	592	11.81	1,797	14.13	1,265	12.59
Net gain on sale of securities available for sale	—	0.00	1.02		—	0.00	51.51
Other loan related service fees	414	5.37	419	8.36	968	7.61	859	8.55
Insurance settlement—legal fees	2,520	32.70	—	0.00	2,520	19.82	0.00	—
Other income	532	6.90	394	7.85	1,012	7.96	927	9.21

Total noninterest income	$7,707	100.00%	$5,014	100.00%	$12,714	100.00%	$10,051	100.00%

As a percentage of average earning assets		2.04%		1.58%		1.68%		1.62%

For the three and six months ended June 30, 2006, noninterest income was $7.7 million and $12.7 million, respectively, compared to $5.0 million and $10.1 million, respectively, for the same periods in 2005. For the three months and six months ended June 30, 2006 noninterest income, as a percentage of average earning assets, increased to 2.04% and 1.68%, respectively, from 1.58% and 1.62%, respectively, for the same periods in 2005. The primary sources of recurring noninterest income continue to be customer service fee charges on deposit accounts, fees from trade finance transactions and gain on sale of loans.

Customer service fees for the three and six months ended June 30, 2006 decreased by $344,000 or 14.2% and $449,000, or 9.6%, respectively, compared to the same periods last year. These decreases were due primarily to management’s decision to close certain customer operating accounts whose activities, while generating service charges, were inconsistent with the Company’s risk management process and requirements. The decision was consistent with the Company’s intention of maintaining full compliance with all risk management policies and regulatory requirements.

Fee income from trade finance transactions for the three and six months ended June 30, 2006 decreased by $132,000, or 14.2% and $81,000, or 4.4%, respectively, compared to the same periods in 2005. These decreases were due to less international trade activity by the Company’s customers.

The Company recorded a $1.1 million and $592,000 gain on sale of loans for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005 the Company recorded a $1.8 million and $1.3 million, gain on sale of loans, respectively. The increase in gain on sale of loans is primarily due to the mix of loans sold. For the three months ended June 30, 2006 the Company sold approximately $13.9 million of its unguaranteed portion of SBA loans. A substantial portion of the gain generated from the sale of these loans occurs from the recognition of the deferred gain that resulted from the sale of the guaranteed portion of the loan. For the six months ended June 30, 2006 and 2005, the Company sold $24.8 million and $26.5, respectively, comprised of guaranteed and unguaranteed portions of SBA loans.

Insurance settlement—legal fees represents a settlement with our insurance carrier regarding coverage of legal fees associated with our ongoing litigation with KEIC. The total settlement amounted to $3.75 million of which $1.0 million was designated for future litigation expenses. Of the remaining $2.75 million approximately $230,000 was utilized to recoup expenses incurred in the current quarter. The balance, approximately $2.5 million, was recognized as other income and represents reimbursement of legal fees expensed prior to the quarter ended June 30, 2006.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)				(Dollars in thousands)
Salaries and benefits	$5,315	49.83%	$4,532	46.91%	$10,878	47.80%	$8,977	47.17%
Occupancy	896	8.40	854	8.84	1,779	7.81	1,569	8.24
Furniture, fixtures, and equipment	509	4.77	407	4.21	969	4.26	815	4.28
Data processing	541	5.07	477	4.94	1,083	4.80	942	4.95
Professional service fees	354	3.32	1,108	11.47	2,414	10.61	1,906	10.02
Business promotion and advertising	1,123	10.53	666	6.89	1,968	8.64	1,316	6.92
Stationery and supplies	167	1.57	236	2.44	326	1.43	413	2.17
Telecommunications	165	1.54	170	1.76	338	1.48	299	1.57
Postage and courier service	195	1.83	187	1.94	336	1.47	350	1.89
Security service	239	2.24	197	2.04	502	2.20	372	1.95
Loss on termination of interest rate swaps	—	0.00	—	0.00	—	0.00	306	1.61
Loss on interest rate swaps	30	0.28	(38)	(.39)	83	0.36	119.63
Other operating expenses	1,133	10.62	864	8.95	2,081	9.14	1,646	8.65

Total noninterest expense	$10,667	100.00%	$9,660	100.00%	$22,757	100.00%	$19,030	100.00%

As a percentage of average earning assets		2.83%		3.04%	3.01%		3.07%

Efficiency ratio		42.7%		46.9%	48.8%		48.2%

For the second quarter of 2006, noninterest expense increased 10.4% to $10.7 million, compared to $9.7 million for the same quarter in 2005 and for the six months ended June 30, 2006 increased 19.6% to $22.8 million, compared to $19.0 million, respectively, for the same periods in 2005. These increases in noninterest expense were attributable to increases in salaries and benefits, business promotions and advertising and other operating expenses. Noninterest expense as a percentage of average earning assets was 2.83% and 3.01% for three and six months ended June 30, 2006, respectively, compared to 3.04% and 3.07%, respectively, for same periods in 2005.

The Company’s efficiency ratio is defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income. The Company’s efficiency ratio was 42.7% and 48.8% for the three and six months ended June 30, 2006, respectively, compared to 46.9% and 48.2%, respectively, for the same periods in 2005. The decrease in the efficiency ratio for the three months ended June 30, 2006 was primarily due to decreased professional service fees, including the recouping of certain legal expenses (see discussion in noninterest income) of $291,000 and an increase in noninterest income due primarily to the $2.5 million of insurance settlement proceeds recognized in other income. For the six months ended June 30, 2006, the modest increase in the efficiency ratio was primarily due to an increase in professional fees associated with the Company’s BSA compliance program and in salaries and benefits offset by the insurance settlement noted above.

Salaries and benefits increased 17.3% and 21.2% to $5.3 million and $10.9 million for the three and six months ended June 30, 2006, respectively, compared to $4.5 million and $9.0 million for the same periods in 2005. This increase was due in part to expenses associated with the increased personnel to staff the new branches, the increased hiring activity of highly qualified personnel and normal salary increases.

Occupancy expenses increased by 4.9% and 13.4% to $896,000 and $1.8 million for the three and six months ended June 30, 2006, respectively, compared $854,000 and $1.6 million in same periods last year. This increase was due mainly to the opening of the Irvine, California branch in September 2005. Additionally, the opening of this branch was a major contributor to the increase in furniture, fixture, and equipment expense, which totaled $509,000 and $969,000 for the three and six months ended June 30, 2006, respectively, an increase of 25.1% and 18.9%, respectively, compared to $407,000 and $815,000, respectively, for the same periods in 2005.

Professional fees were $354,000 and $2.4 million for the three and six months ended June 30, 2006, respectively, compared to $1.1 million and $1.9 million, respectively, for the same periods in 2005. For the three months ended June 30, 2006 the decrease was primarily due to substantial reductions in accounting and consulting costs and the recouping of legal expenses associated with the settlement of litigation with our insurance carrier (see discussion in noninterest income). The increase for the six months ended June 30, 2006 was due to primarily to non-recurring professional service fees attributable to expenses related to resolving issues identified with the Company’s BSA compliance program (incurred during the first quarter of 2006), offset by the cost reductions advanced in the second quarter of 2006.

Business promotion and advertising expenses increased by 68.6% and 49.5% to $1.1 million and $2.0 for the three and six months ended June 30, 2006, respectively as compared to $666,000 and $1.3 million, respectively, for same periods in 2005. These increases were mainly due to the increased promotional activity for the Company’s products, expanding LPO loan production and our 20th anniversary celebration.

During the six months ended June 30, 2005, the Company terminated one of its longer maturity interest rate swaps and recorded a net loss of $306,000. There was no swap terminations or associated losses for the same period of 2006. For the three and six months ended June 30, 2006, the Company recorded a loss of $30,000 and $83,000, respectively, compared to a gain of $38,000 and a loss of $119,000, respectively, for the same periods in 2005. These fluctuations were due primarily to an increase in the net interest settlement due under the remaining swap, offset by an increase in the underlying market value.

For the three and six months ended June 30, 2006, other operating expenses increased 31.1% and 26.4% to $1.1 million and $2.1 million, respectively, as compared to $864,000 and $1.6 million, respectively, for the same periods in 2005. The increase for the three months ended June 30, 2006 was mainly due to: (1) fixed assets disposals that resulted in an additional expense of $113,000, (2) an increase of $47,000 associated with the amortization of the Bank’s CRA investments, (3) an increase of $71,000 in directors and officer’s insurance premiums, (4) an increase in the provision for off balance sheet credit risks in the amount of $80,000, offset in part by a $32,000 reduction in loan related expenses and $12,000 in corporate administrative expenses.

For the six months ended June 30, 2006, the increase was primarily attributable to: (1) an increase in director and officer’s insurance premiums in the amount of $98,000, (2) auto and travel costs increasing by $45,000, (3) an increase of $91,000 in the amortization of the Bank’s CRA investments, (4) an increase of $58,000 in the provision of off balance sheet credit risks, (5) an increase in regulatory assessments in the amount of $24,000 and (6) the $113,000 expense associated with fixed asset disposals noted above.

The remaining noninterest expenses include such items as data processing, stationery and supplies, telecommunications, postage, courier service and security service expenses. For the three and six months ended June 30, 2006, these noninterest expenses amounted to $1.3 million and $2.6 million, respectively, compared to $1.3 million and $2.4 million, respectively, for the same periods in 2005. The increase for the six months ended June 30, 2006, was mainly attributable to increased data processing costs and security services offset by a reduction in stationery and supply costs. The increases in data processing costs and security services are consistent with the opening of the Irvine, California branch noted above.

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

For the three months ended June 30, 2006 and 2005, the provision for income taxes was $5.1 million and $3.9 million representing effective tax rates of 39.9% and 39.3%, respectively. For the six months ended June 30, 2006 and 2005, the provision for income taxes was $8.7 million and $7.3 million, respectively, representing an effective tax rate of 39.2% and 39.1%, respectively. The primary reasons for the difference from the federal statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax favored investments in low-income housing, municipal obligations and agency preferred stocks. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $294,000 for the six months ended June 30, 2006 compared to $147,000 for the same period in 2005.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax return. The Company’s deferred tax asset was $10.6 million as of June 30, 2006, and $10.2 million as of December 31, 2005. As of June 30, 2006, the Company’s deferred tax asset was primarily due to book reserves for the allowance for loan losses and impairment losses on preferred stock.

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

The Company invests its excess available funds from daily operations in primarily in overnight Fed Funds and Money Market Funds. Money Market Funds are composed of mostly government funds and high quality short-term commercial paper. The Company can redeem the funds at any time. As of June 30, 2006 and December 31, 2005, the amounts invested in Fed Funds were $7.1 million and $58.5 million, respectively. The average yield earned on these funds was 4.65% for the six months ended June 30, 2006 compared to 2.75% for the same period last year.

Investment Portfolio

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

Investment Portfolio

	As of June,		As of December 31,
	2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$996	$995	$498	$497
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	80,024	78,693	131,719	130,483
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	66,763	64,756	70,959	69,882
U.S. Government sponsored enterprise preferred stock	4,865	5,607	4,865	5,173
Corporate trust preferred securities	11,000	11,124	11,000	11,054
Mutual Funds backed by adjustable rate mortgages	4,500	4,342	3,000	2,961
Fixed rate collateralized mortgage obligations	2,499	2,431	2,817	2,800
Corporate debt securities	2,195	2,161	3,194	3,173

Total available for sale	$172,842	$170,109	$228,052	$226,023

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$3,551	$3,436	$4,130	$4,053
Municipal securities	7,439	7,408	6,922	6,961

Total held to maturity	$10,990	$10,844	$11,052	$11,014

Total investment securities	$183,832	$180,953	$239,104	$237,037

As of June 30, 2006, investment securities totaled $181.1 million or 11.0% of total assets, compared to $237.1 million or 14.3% of total assets as of December 31, 2005. The decrease in the investment portfolio was due to liquidity utilized to fund new loans.

As of June 30, 2006, available-for-sale securities totaled $170.1 million, compared to $226.0 million as of December 31, 2005. Available-for-sale securities as a percentage of total assets decreased to 10.3% as of June 30, 2006 compared to 13.6% at December 31, 2005. Held-to-maturity securities decreased to $11.0 million as of June 30, 2006, compared to $11.1 million as of December 31, 2005. The composition of available-for-sale and held-to-maturity securities was 94.0% and 6.0% as of June 30, 2006, compared to 95.3% and 4.7% as of December 31, 2005, respectively. For the three months and six months ended June 30, 2006, the yield on the average investment portfolio was 4.60% and 4.48%, respectively, as compared to 3.59% and 3.50%, respectively, for the same periods of 2005. The Company used the proceeds from the decrease in the investment portfolio to fund loan growth.

The following table summarizes, as of June 30, 2006, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	$48,524	3.57%	$31,164	3.73%	$—	0.00%	—	0.00%	$79,688	3.64%
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	159	4.99	1,579	4.90	6,903	4.82	56,115	4.31	64,756	4.38
U.S Government sponsored enterprise preferred stock	—	0.00	—	0.00	—	0.00	11,124	6.82	11,124	6.82
Corporate trust preferred securities	—	0.00	5,607	4.36	—	0.00	—	0.00	5,607	4.36
Mutual Funds backed by adjustable rate mortgages	4,342	4.53	—	0.00	—	0.00	—	0.00	4,342	4.53
Fixed rate collateralized mortgage obligations	—	0.00	—	0.00	—	0.00	2,431	4.71	2,431	4.71
Corporate debt securities	—	0.00	2,161	4.84	—	0.00	—	0.00	2,161	4.84

Total available for sale	$53,025	3.65%	$40,511	3.92%	$6,903	4.82%	$69,670	4.72%	$170,109	4.21%

Held to Maturity (Amortized Cost):
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$—	0.00%	$—	0.00%	—	0.00%	$3,551	4.18%	$3,551	4.18%
Municipal securities	380	3.90	2,726	4.23	3,237	3.97	1,096	3.8	7,439	4.04

Total held to maturity	$380	3.90%	$2,726	4.23%	$3,237	3.97%	$4,647	4.09%	$10,990	4.08%

Total investment securities	$53,405	3.65%	$43,237	3.94%	$10,140	4.55%	$74,317	4.69%	$181,099	4.20%

The following table shows the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006.

	As of June 30, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental and U.S. Government sponsored enterprise agencies securities
	$21,940	$(52)	$57,747	$(1,280)	$79,687	$(1,332)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities
	40,076	(1,131)	30,454	(1,061)	70,530	(2,192)
Municipal securities and corporate debt securities	3,558	(66)	1,160	(35)	4,718	(101)

Total	$65,574	$(1,249)	$89,361	$(2,376)	$154,935	$(3,625)

As of June 30, 2006, the Company has a total fair value of $154.9 million of securities, with unrealized losses of $3.6 million. We believe these unrealized losses are due to a temporary condition, primarily increases in interest rates, and do not reflect a deterioration of credit quality of the issuer. The market value of securities that have been in a continuous loss position for 12 months or more totaled $89.3 million, with unrealized losses of $2.4 million.

All individual securities that have been in a continuous unrealized loss position for twelve months or longer at June 30, 2006 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at June 30, 2006. These securities have decreased in value since their purchase dates as market interest rates have increased. However, the Company has the ability, and management intends, to hold these securities until their fair values recover to cost.

Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio, including loans held for sale, as of the dates indicated:

	June 30, 2006		December 31, 2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$18,260	1.38%	$4,713.38%
Commercial (18)	858,331	64.77	776,725	62.80
Commercial (19)	244,557	18.45	243,052	19.65
Trade Finance	75,351	5.69	90,370	7.30
SBA (20)	53,621	4.05	49,070	3.97
Other (21)	343.03		1,473	0.12
Consumer	74,668	5.63	71,499	5.78

Total Gross Loans	1,325,131	100.00%	1,236,902	100.00%

Less:
Allowance for Losses	14,964		13,871
Deferred Loan Fees	1,828		1,595
Discount on SBA Loans Retained	1,088		2,287

Total Net Loans and Loans Held for Sale	$1,307,251		$1,219,149

[18]	Real estate commercial loans are loans secured by deeds of trust on real estate.

[19]	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.

[20]	Balance includes SBA loans held for sale of $26.7 million and $12.7 million, at the lower of cost or market, at June 30, 2006 and December 31, 2005, respectively.

[21]	Consists of transactions in process and overdrafts.

The Company’s gross loans grew $88.2 million during the six months ended June 30, 2006. Net loans increased $88.1 million, or 7.2%, to $1.3 billion at June 30, 2006, as compared to $1.2 billion at December 31, 2005. The increase in loans was funded primarily through liquidity created from principal reductions in the investment portfolio and FHLB borrowings. While management believes that it can continue to leverage the Company’s current infrastructure to achieve similar or greater growth in loans for the remainder of the year, no assurance can be given that such growth will occur. Net loans as of June 30, 2006, represented 79.3% of total assets, compared to 73.4% as of December 31, 2005.

The growth in net loans is comprised primarily of net increases in commercial construction loans of $13.5 million or 287.2%, real estate commercial loans of $81.6 million or 10.5%, SBA loans of $4.5 million or 9.2%, offset by a reduction in trade finance loans of $15.0 million or 16.6%.

As of June 30, 2006, commercial real estate remained the largest component of the Company’s total loan portfolio with loans totaling $858.3 million, representing 64.8% of total loans, compared to $776.7 million or 62.8% of total loans at December 31, 2005. The increase in commercial real estate loans resulted from a continued demand for the Company’s commercial loan products within its business sector.

Commercial business loans were consistent at $244.6 million as of June 30, 2006, compared to $243.1 million at December 31, 2005.

Trade finance loans decreased by $15.0 million or 16.6% to $75.4 million as of June 30, 2006 from $90.3 million at December 31, 2005. This decrease in trade finance loans was mainly due to decreased activity in documentary negotiable advances.

The Company sold $24.8 million of SBA loans during the six months ended June 30, 2006, and retained the obligation to service the loans for a servicing fee and to maintain customer relations. As of June 30, 2006, the Company was servicing $152.2 million of sold SBA loans, compared to $149.4 million of sold SBA loans as of December 31, 2005. Despite the sale of SBA loans, the Company’s SBA portfolio increased to $53.6 million at June 30, 2006, an increase of $4.5 million, or 9.2%, compared to December 31, 2005.

The Bank has determined it has no reportable foreign credit risk.

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

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	June 30, 2006	December 31, 2005	June 30, 2005
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
Construction	$—	$1,632	$1,695
Commercial	355	—	—
Commercial	2,249	598	900
Consumer	191	113	67
Trade Finance	—	—	—
SBA	687	600	370

Total nonperforming loans	3,482	2,943	3,032
Other real estate owned	—	—	—

Total nonperforming assets	$3,482	$2,943	$3,032

Nonperforming loans as a percent of total loans	0.26%	0.24%	0.27%
Nonperforming assets as a percent of total loans and other real estate owned	0.26%	0.24%	0.27%
Allowance for loan losses to nonperforming loans	429.75%	471.32%	413.58%

Management’s classification of a loan as nonaccrual or restructured is an indication that there is reasonable doubt as to the full collectibility of principal and/or interest on the loan. At this point, the Company stops recognizing interest income on the loan and reverses any uncollected interest that had been accrued but unpaid. If the loan deteriorates further due to a borrower’s bankruptcy or similar financial problems, unsuccessful collection efforts or a loss classification (by the Company, regulators or auditors), the remaining balance of the loan is then charged off. These loans may or may not be collateralized, but collection efforts are continuously pursued.

Total nonperforming loans increased by $500,000 to $3.5 million as of June 30, 2006 from $3.0 million as of June 30, 2005. This increase was primarily the result of additions to nonaccrual status in the Bank’s commercial real estate and commercial loan portfolios that are sensitive to rising interest rates. These increases were offset in part by the sale of the real estate construction nonaccrual loans in the amount of $1.6 million.

The Company evaluates loan impairment according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Under SFAS No. 114, loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest and principal payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, alternatively, at the loan’s observable market price or the fair value of the collateral if the loan is collateralized, less costs to sell.

The following table provides information on impaired loans as of:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Impaired loans with specific reserves	$—	$1,632
Impaired loans without specific reserves	7,811	3,872

Total impaired loans	7,811	5,504
Allowance on impaired loans	—	(41)

Net recorded investment in impaired loans	$7,811	$5,463

	Six Months Ended June 30, 2006	Twelve Months Ended December 31, 2005
Average total recorded investment in impaired loans	$7,263	$5,532

Interest income recognized on impaired loans on a cash basis	$266	$322

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

The process of assessing the adequacy of the allowance for loan losses involves judgmental discretion, and eventual losses may differ from even the most recent estimates. To assist management in monitoring the loan loss allowance the Company’s independent loan review consultants review the allowance as an integral part of their examination process.

The following table sets forth the composition of the allowance for loan losses as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Composition of Allowance for Loan Losses
Specific (Impaired loans)	$—	$41
Formula (non-homogeneous)	14,586	13,481
Homogeneous	378	349

Total allowance for loan losses	$14,964	$13,871

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

	Six Months Ended June 30, 2006	Year Ended December 31, 2005	Six Months Ended June 30, 2005
	(Dollars in thousands)
Allowance for Loan Losses
Balances
Average total loans outstanding during the period (22)	$1,250,187	$1,123,880	$1,059,963

Total loans outstanding at end of period (22)	$1,322,215	$1,234,615	$1,122,790

Allowance for Loan Losses:
Balance at beginning of period	$13,871	$11,227	$11,227

Charge-offs:
Real estate	258	—	—
Commercial	783	623	309
Consumer	126	227	117
SBA	35	37	2

Total charge-offs	1,202	887	428

Recoveries
Real estate	423	—	—
Commercial	34	102	15
Consumer	60	12	11
Trade finance	—	23	—
SBA	3	24	13

Total recoveries	520	161	39

Net loan charge-offs	682	726	389

Provision for loan losses	1,775	3,370	1,700

Balance at end of period	$14,964	$13,871	$12,538

Ratios:
Net loan charge-offs to average loans	0.05%	0.06%	0.04%
Provision for loan losses to average total loans	0.14	0.30	0.16
Allowance for loan losses to gross loans at end of period	1.13	1.12	1.12
Allowance for loan losses to total nonperforming loans	429.75	471.32	413.58
Net loan charge-offs to allowance for loan losses at end of period	4.56	5.23	3.10
Net loan charge-offs to provision for loan losses	38.42	21.54	22.88

[22]	Total loans are net of deferred loan fees and discount on SBA loans sold.

Due primarily to loan growth, net write-offs and an increase in the loan loss percentage to gross loans (based on a migration analysis), the allowance for loan losses grew to $15.0 million as of June 30, 2006 compared to $13.9 million at December 31, 2005. The Company recorded a provision of $1.5 million and $1.8 million for the three and six months ended June 30, 2006, respectively, compared to $1.1 million and $1.7 million, respectively, for the same periods of 2005. For the six months ended June 30, 2006, the Company charged off $1.2 million and recovered $520,000, resulting in net charge-offs of $680,000 compared to net charge-offs of $389,000 for the same period in 2005. The allowance for loan losses increased to 1.13% of total gross loans at June 30, 2006 and from 1.12% at December 31, 2005. In comparison to June 30, 2005, the allowance for loan losses increased 0.01% from 1.12%. The Company provides an allowance for the new credits based on the migration analysis discussed previously.

Management believes the level of allowance as of June 30, 2006 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth during the period. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require increased provisions for loan losses in the future.

Because of the slight growth in nonperforming assets, the ratio of the allowance for loan losses to total nonperforming loans decreased to 430% as of June 30, 2006 compared to 471% as of December 31, 2005. However, the ratio increased modestly from 414% at June 30, 2005.

Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, Management performs an ongoing assessment of the risks inherent in the portfolio. Real estate is the principal collateral for the Company’s loans.

Deposits

An important balance sheet component affecting the Company’s net interest margin is its deposit base. The Company’s average interest bearing deposit cost increased to 4.29% for the six months of 2006, compared to 2.52% for the same period of 2005. This increase is primarily due to the increases in short term rates set by the Federal Reserve Board, which caused the average rates paid on deposits and other liabilities to increase.

The Company can deter, to some extent, the rate sensitive customers who demand high cost CDs because of local market competition by using wholesale funding sources. However, as of June 30, 2006 the Company had no brokered CD’s. In addition, the Company had no time certificates of deposits with the State of California as of June 30, 2006, compared to $80.0 million at December 31, 2005.

Deposits consist of the following as of the dates indicated:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$409,380	$395,050
Money market accounts and NOW	215,931	221,083
Savings	82,178	81,654
Time deposits
Less than $100,000	98,711	97,433
$100,000 or more	637,958	685,336

Total	$1,444,158	$1,480,556

Total deposits decreased by $36.4 million or 2.5% to $1.44 billion at June 30, 2006 compared to $1.48 billion at December 31, 2005. This decrease was the result of efforts to manage the Company’s balance sheet and to improve the performance of the earning assets and funding liabilities portfolios.

Time deposits by maturity dates are as follows at June 30, 2006:

	$100,000 or Greater	Less Than $100,000	Total
	(Dollars in thousands)
2006	$496,595	$73,867	$570,462
2007	133,404	23,978	157,382
2008	4,273	657	4,930
2009	1,332	170	1,502
2010 and thereafter	2,354	39	2,393

Total	$637,958	$98,711	$736,669

Information concerning the average balance and average rates paid on deposits by deposit type for the three and six months ended June 30, 2006 and 2005 is contained in the tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses Federal Home Loan Bank of San Francisco (“FHLB”) advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowing was $35.0 million and $27.1 million, at June 30, 2006 and December 31, 2005, respectively. This increase is due to funding needs based on loan production. Notes issued to the U.S. Treasury amounted to $1.2 million as of June 30, 2006 compared to $1.1 million as of December 31, 2005. The total borrowed amount outstanding at June 30, 2006 and December 31, 2005 was $36.2 million and $28.6 million, respectively.

In addition, the issuance of long-term subordinated debenture at the end of 2003 of $18.0 million in “pass-through” trust preferred securities created another source of funding.

Contractual Obligations

The following table presents, as of June 30, 2006, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(Dollars in thousands)
Debt obligations*	$29,376	$4,977	$1,037	$19,334	$54,724
Deposits	1,255,953	118,623	69,332	250	1,444,158
Operating lease obligations	18	5,391	3,415	3,218	12,042

Total contractual obligations	$1,285,347	$128,991	$73,784	$22,802	$1,510,924

*	Includes principal payment only

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

As of June 30, 2006, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 11.7%. Total available liquidity as of that date was $173.0 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available for sale securities. The Company’s net non-core fund dependence ratio was 41.6% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $150.0 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The net non-core fund dependence ratio was 33.2% with the assumption of $150.0 million as stable and core fund sources and certain portion of MMDA as volatile. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by the long-term assets.

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

Gap analysis measures the repricing mismatches between assets and liabilities. The interest rate sensitivity gap is determined by subtracting the amount of liabilities from the amount of assets that reprice during a particular time interval. A liability sensitive position results when more liabilities than assets reprice or mature within a given period. Conversely, an asset sensitive position results when more assets than liabilities reprice within a given period. As of June 30, 2006, the Company was asset sensitive with a positive one-year gap of $166.9 million or 10.1% of total assets and 11.13% of earning assets. As the Company’s assets tend to reprice more frequently than its liabilities over a one-year horizon, the Company will generally realize higher net interest income in a rising rate environment and lower net interest income in a falling rate environment. However, this has been mitigated by recent market competitive conditions relating to rising interest rates for certain deposit accounts.

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

The following table sets forth, as of June 30, 2006, the estimated impact of changes on the Company’s net interest income over a twelve-month period and EVE, assuming a parallel shift of 100 to 300 basis points in both directions.

Change (In Basis Points)	Net Interest Income (Next Twelve Months)	% Change	Economic Value of Equity (EVE)	% Change
	(Dollars in thousands)
+300	$82,760	5.01%	$94,289	-25.15%
+200	$81,526	3.44%	$104,925	-16.71%
+100	$80,223	1.79%	$115,696	-8.16%
Level	$78,812	0.00%	$125,977	0.00%
-100	$77,217	-2.02%	$135,412	7.49%
-200	$74,914	-4.95%	$142,987	13.50%
-300	$72,453	-8.07%	$150,754	19.67%

As previously indicated, net income increases (decreases) as market interest rates rise (fall), since the Company is asset sensitive. The EVE decreases (increases), as the rate rises (falls), since the EVE has a negative convexity (reverse relationship) with the discount rate. As the above table indicates, a 300 basis points drop in rates impacts net interest income by $6.4 million or a 8.1% decrease, whereas a rate increase of 300 basis points impacts net interest income by $3.9 million or a 5.0% increase.

All interest-earning assets and interest-bearing liabilities and related derivative contracts are included in the rate sensitivity analysis at June 30, 2006. At June 30, 2006, the Company’s estimated changes in net interest income and EVE were within the ranges established by the Board of Directors.

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

CAPITAL RESOURCES

Shareholders’ equity as of June 30, 2006 was $125.5 million, compared to $112.7 million as of December 31, 2005. The primary sources of increases in capital have been retained earnings increases and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company is financially sound and able to support its growth from its retained earnings.

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose total risk-based capital ratio, Tier I risk-based capital ratio, and Tier I leverage ratio meet or exceed 10%, 6%, and 5%, respectively, are deemed to be “well-capitalized.” As of June 30, 2006 all of the Company’s capital ratios were well above the minimum regulatory requirements for a “well-capitalized” institution.

The following table compares the Company’s and Bank’s actual capital ratios at June 30, 2006, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	11.07%	11.11%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	9.98%	10.02%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	8.61%	8.68%	4.00%	5.00%

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk is included as part of Part I, Item 2 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk/Interest Rate Risk Management.”

Item 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2006. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which are designed to ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

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

Changes in Internal Controls. During the second quarter of 2006, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1:	LEGAL PROCEEDINGS

From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. With the exception of the potentially adverse outcome in the litigation herein described, after taking into consideration information furnished by counsel as to the current status of these claims and proceedings, management does not believe that the aggregate potential liability resulting from such proceedings would have a material adverse effect on the Company’s financial condition or results of operations.

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

On November 10, 2005, the Orange County Superior Court dismissed all claims of KEIC against the Bank in this action on the grounds that federal courts have exclusive jurisdiction over KEIC’s claims against the Bank. KEIC appealed the dismissal; and, in addition, filed a new action against the Bank in federal court asserting the same claims. The Bank has filed a motion to dismiss the federal claims on the grounds of expiration of the applicable statute of limitations and a separate motion for summary judgment regarding each claim. KEIC opposes these motions that are currently pending hearings expected to take in place in September 2006. The oral argument on KEIC’s appeal of the state court judgment in the Bank’s favor is also expected to occur in September 2006. If the outcome of this litigation is adverse to the Bank, and it is required to pay significant monetary damages, the Company’s financial condition and results of operations are likely to be materially and adversely affected. The Bank intends to continue its vigorous defend this lawsuit. Although the Company believes that it has meritorious defenses, management cannot predict the outcome of this litigation.

On June 21, 2006, the Bank entered into a settlement with one of its insurance carriers, BancInsure, wherein BancInsure agreed to pay $3.75 million to settle its past and future obligations for legal fees under its insurance policies concerning the KEIC litigation.

Item 1A:	RISK FACTORS

No material changes identified.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on May 10, 2006. A total of 11,537,889 shares were represented in person or by proxy at the meeting, constituting 70% of the 16,450,122 shares of the issued and outstanding shares entitled to vote at the meeting. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to the Board of Directors’ nominees for directors as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of shareholders. The directors noted below were elected to two-year terms. The votes tabulated were:

	Authority Given	Authority Withheld
Chung Hyun Lee	10,685,319	852,570
Jin Chul Jhung	10,685,319	852,570
Peter Y. S. Kim	10,685,319	852,570
Seon Hong Kim	7,997,831	3,540,058

In addition, the terms of the following directors continued after the shareholders’ meeting: David Z. Hong, Chang Hwi Kim, and Chang Hwi Kim.

The amendment to the Company’s Bylaws to change the range of authorized directors, as described in the Company’s Definitive Proxy Statement filed on April 20, 2006, was approved at the 2006 annual meeting of shareholders by the following vote:

For	Against	Abstain	Broker Non-Votes
11,521,489	15,500	900	0

The Company’s 2006 Stock Incentive Plan, as described in the Company’s Definitive Proxy Statement filed on April 20, 2006, was approved at the 2006 annual meeting of shareholders by the following vote:

For	Against	Abstain	Broker Non-Votes
7,636,099	3,887,627	14,163	0

Item 5:	OTHER INFORMATION

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

Management does not believe that the MOU will have a material impact on the Bank’s operating results or financial condition. However, if the DFI and FDIC were to determine that the Bank’s compliance with the MOU was not satisfactory, the MOU would constrain the Bank’s business. Management believes it has taken the measures deemed necessary to correct the identified deficiencies. However, only the FDIC and DFI have the authority to make such a determination.

Item 6:	EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Amendment to the Articles of Incorporation of Center Financial Corporation[2]

3.3	Amended and Restated Bylaws of Center Financial Corporation[3]

10.1	Employment Agreement between California Center Bank and Seon Hong Kim dated March 30, 2004[4]

10.2	2006 Stock Incentive Plan[5]

10.3	Lease for Corporate Headquarters Office[1]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[6]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[6]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[6]

10.7	Deferred compensation plan and list of participants[7]

10.8	Split dollar plan and list of participants[7]

10.9	Survivor income plan and list of participants[7]

11	Statement of Computation of Per Share Earnings (included in Note 8 to Consolidated Financial Statements included herein.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[1]	Filed as an Exhibit of the same number to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the “Commission”) on June 14, 2002 and incorporated herein by reference

[2]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2005 filed with the Commission on March 16, 2006 and incorporated herein by reference

[3]	Filed as Exhibit 3.2 to the Form 8-K filed with the Commission on May 12, 2006 and incorporated herein by reference

[4]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2004 filed with the Commission on May 13, 2004 and incorporated herein by reference

[5]	Filed as Exhibit 1 to the definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 20, 2006 and incorporated herein by reference

[6]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 30, 2004 and incorporated herein by reference

[7]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2006 filed with the Commission on May 5, 2006 and incorporated herein by reference

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: July 26, 2006	/s/ SEON HONG KIM
Center Financial Corporation Seon Hong Kim President & Chief Executive Officer

Date: July 26, 2006	/s/ PATRICK HARTMAN
Center Financial Corporation Patrick Hartman Chief Financial Officer & Executive Vice President