Form 10-Q
period 2006-09-30
CENTER FINANCIAL CORP
filed 2006-10-26
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

As of September 30, 2006 there were 16,623,805 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	9/30/2006	12/31/2005
	(Dollars in thousands)
ASSETS
Cash and due from banks	$75,079	$79,822
Federal funds sold	120	58,490
Money market funds and interest-bearing deposits in other banks	5,936	5,064

Cash and cash equivalents	81,135	143,376
Securities available for sale, at fair value	151,741	226,023
Securities held to maturity, at amortized cost (fair value of $9,317 as of September 30, 2006 and $11,014 as of December 31, 2005)	9,370	11,052
Federal Home Loan Bank and Pacific Coast Bankers Bank stock, at cost	8,845	5,434
Loans, net of allowance for loan losses of $16,530 as of September 30, 2006 and $13,871 as of December 31, 2005	1,436,168	1,206,408
Loans held for sale, at the lower of cost or market	24,391	12,741
Premises and equipment, net	13,527	14,027
Customers’ liability on acceptances	6,617	4,028
Accrued interest receivable	8,019	6,486
Deferred income taxes, net	9,935	10,205
Investments in affordable housing partnerships	4,034	4,481
Cash surrender value of life insurance	11,087	10,805
Goodwill	1,253	1,253
Intangible assets, net	333	373
Other assets	8,747	4,311

Total	$1,775,202	$1,661,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$394,144	$395,050
Interest-bearing	1,021,354	1,085,506

Total Deposits	1,415,498	1,480,556
Acceptances outstanding	6,617	4,028
Accrued interest payable	11,204	9,084
Other borrowed funds	181,658	28,643
Trust preferred securities	18,557	18,557
Accrued expenses and other liabilities	7,410	7,421

Total liabilities	1,640,944	1,548,289
Commitments and Contingencies	—	—
Shareholders’ Equity
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 40,0000,000 shares; issued and outstanding, 16,623,805 as of September 30, 2006 and 16,439,053 as of December 31, 2005	68,878	65,622
Retained earnings	66,092	48,268
Accumulated other comprehensive loss, net of tax	(712)	(1,176)

Total shareholders’ equity	134,258	112,714

Total	$1,775,202	$1,661,003

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$29,906	$22,295	$81,961	$59,932
Interest on federal funds sold	88	292	1,506	651
Interest on taxable investment securities	1,757	1,571	6,001	4,274
Interest on tax-advantaged investment securities	144	83	393	230
Dividends on equity stock	107	57	265	144
Money market funds and interest-earning deposits	119	39	232	89

Total interest and dividend income	32,121	24,337	90,358	65,320

Interest Expense:
Interest on deposits	11,843	7,397	35,187	17,884
Interest expense on trust preferred securities	383	295	1,076	833
Interest on borrowed funds	1,499	184	1,780	716

Total Interest expense	13,725	7,876	38,043	19,433

Net interest income before provision for loan losses	18,396	16,461	52,315	45,887
Provision for loan losses	2,494	930	4,269	2,630

Net interest income after provision for loan losses	15,902	15,531	48,046	43,257
Noninterest Income:
Customer service fees	2,019	2,268	6,233	6,931
Fee income from trade finance transactions	849	905	2,599	2,736
Wire transfer fees	221	220	674	675
Gain on sale of loans	819	555	2,616	1,820
Net gain on sale of securities available for sale	—	—	—	51
Loan service fees	480	696	1,448	1,555
Insurance settlement—legal fees	—	—	2,520	—
Other income	520	994	1,532	1,921

Total noninterest income	4,908	5,638	17,622	15,689

Noninterest Expense:
Salaries and employee benefits	5,198	4,903	16,076	13,880
Occupancy	957	767	2,736	2,336
Furniture, fixtures, and equipment	487	515	1,456	1,330
Data processing	539	534	1,622	1,476
Professional service fees	704	1,061	3,118	2,967
Business promotion and advertising	986	749	2,954	2,065
Stationery and supplies	179	206	505	619
Telecommunications	169	144	507	443
Postage and courier service	212	188	548	538
Security service	247	215	749	587
Loss on sale of investment securities	115	—	115	—
Loss on termination of interest rate swap	—	—	—	306
(Gain) loss on interest rate swaps	(57)	129	26	248
Other operating expenses	1,043	989	3,124	2,635

Total noninterest expense	10,779	10,400	33,536	29,430

Income before income tax provision	10,031	10,769	32,132	29,516
Income tax provision	3,671	4,238	12,324	11,562

Net income	6,360	6,531	19,808	17,954
Other comprehensive income—unrealized gain (loss) on available for sale securities, net of income tax (expense) benefit of $(633), $98, $(336) and $325	872	(134)	463	(447)

Comprehensive income	$7,232	$6,397	$20,271	$17,507

EARNINGS PER SHARE:
Basic	$0.38	$0.40	$1.20	$1.10

Diluted	$0.38	$0.40	$1.19	$1.08

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	9/30/2006	9/30/2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$19,808	$17,954
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option compensation	532	—
Depreciation and amortization	1,804	1,188
Mark to market adjustments on interest rate swaps	229	365
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	(221)	31
Provision for loan losses	4,269	2,630
Net loss on sale of premises and equipment	125	—
Net loss (gain) on sale of securities available for sale	115	(51)
Originations of SBA loans held for sale	(53,783)	(16,685)
Gain on sale of loans	(2,616)	(1,820)
Proceeds from sale of loans	49,410	49,617
Deferred tax provision	—	399
Federal Home Loan Bank stock dividend	(217)	(129)
Increase in accrued interest receivable	(1,533)	(1,350)
Net increase in cash surrender value of life insurance policy	(282)	(281)
Increase in other assets and servicing assets	(7,052)	(824)
Increase in accrued interest payable	2,120	2,143
Increase (decrease) in accrued expenses and other liabilities	2,595	(1,453)

Net cash provided by operating activities	15,303	51,734

Cash flows from investing activities:
Purchase of securities available for sale	(7,605)	(135,744)
Proceeds from principal repayment, matured, or called securities available for sale	68,886	88,485
Proceeds from sale of securities available for sale	13,920	13,506
Purchase of securities held to maturity	(518)	(1,403)
Proceeds from matured, called or principal repayment on securities held to maturity	2,187	1,760
Purchase of Federal Home Loan Bank and other equity stock	(3,194)	(1,339)
(Payments) proceeds from net swap settlement	(256)	204
Net increase in loans	(239,230)	(221,654)
Proceeds from recoveries of loans previously charged-off	540	120
Purchases of premises and equipment	(1,234)	(2,954)
Proceeds from disposal of equipment	252	—
Net increase in investments in affordable housing partnerships	—	(23)

Net cash used in investing activities	(166,252)	(259,042)

Cash flows from financing activities:
Net (decrease) increase in deposits	(65,058)	223,035
Net increase in other borrowed funds	153,015	18,265
Proceeds from stock options exercised	2,202	759
Tax benefit in excess of recognized cumulative compensation costs	523	—
Payment of cash dividend	(1,974)	(1,965)

Net cash provided by financing activities	88,708	240,094

Net (decrease) increase in cash and cash equivalents	(62,241)	32,786
Cash and cash equivalents, beginning of the year	143,376	103,142

Cash and cash equivalents, end of the period	$81,135	$135,928

Supplemental disclosure of cash flow information:
Interest paid	$35,923	$17,290
Income taxes paid	$17,040	$13,083
Supplemental schedule of noncash investing, operating, and financing activities:
Cash dividend accrual	$664	$656

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

CB Capital Trust, a Maryland real estate investment trust (“REIT”) which is a consolidated subsidiary of the Bank, was formed in August 2002 for the primary business purpose of investing in the Bank’s real-estate related assets, and enhancing and strengthening the Bank’s capital position and earnings primarily through tax advantaged income from such assets. On December 31, 2003, the California Franchise Tax Board issued an opinion listing bank-owned REITs as potentially abusive tax shelters subject to possible penalties, and stating that REIT consent dividends are not deductible for California state income tax purposes. In view of this opinion, it appears that the REIT will not be able to fulfill its original intended purposes, and management is in the process of dissolving the entity.

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

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in Company’s annual report on Form 10-K for the year ended December 31, 2005.

3. SIGNIFICANT ACCOUNTING POLICIES

Accounting policies are fully described in Note 2 to the consolidated financial statements in Center Financial’s Annual Report on Form 10-K for the year ended December 31, 2005 and there have been no material changes noted.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) which permitted the recognition of compensation expense using the intrinsic value method. SFAS No. 123R was to be effective July 1, 2005. However, on April 15, 2005, the Securities Exchange Commission (“SEC”) issued a press release announcing the amendment of the compliance date for SFAS No. 123R to be no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company adopted SFAS No. 123R effective January 1, 2006 (see note 5 Stock-Based Compensation).

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment”, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, and the disclosures in the management discussion and analysis subsequent to the adoption. The Company provided SAB No. 107 required disclosures upon adoption of SFAS No. 123R for the period ended September 30, 2006.

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

In November 2005, the FASB issued FSP 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Companies are required to apply the guidance in this FSP to reporting periods beginning after December 15, 2005. Adoption of this FSP did not have a significant effect on the Company’s financial condition or results of operations.

In December 2005, the FASB staff issued FSP SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk”. This FSP recognizes that certain loan products (e.g., loans subject to significant payment increases, negatively amortizing loans and loans with high loan-to-value ratios) may increase a reporting entity’s exposure to credit risk, that may result in a concentration of credit risk as defined in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” that requires separate disclosure within the financial statements. The FSP was effective immediately and the disclosures required have been presented.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract if a) a transfer of the servicer’s assets meets the requirements for sale accounting b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and c) an acquisition or assumption of an obligation to service a financial asset does not relate to financial assets of the servicer or its consolidated affiliates. Further, the SFAS No. 156 requires all separately recognized servicing asset and liabilities to be initially measured at fair value, if practicable. SFAS No. 156 must be adopted as of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption SFAS No. 156 to have a material impact on the consolidated financial statements or results of operations of the Company.

In June 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, that clarifies the accounting for uncertainties in incomes taxes recognized in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Companies are required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position (assuming the taxing authority has full knowledge of all relevant facts). If the tax position meets the more likely than not criteria, the position is to be measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement with the taxing authorities. The Company does not expect the adoption of FIN No. 48 to have a material impact on the consolidated financial statements or results of operations of the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of SFAS 157 to have a material impact on the consolidated financial statements or results of operations of the Company.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe the guidance provided by SAB 108 will have a material effect on the Company’s financial condition or results of operations.

5. STOCK-BASED COMPENSATION

The Company has a Stock Incentive Plan (the “2006 Plan”) which was adopted by the Board of Directors in April 2006 and approved by the shareholders in May 2006. The 2006 Plan replaced the Company’s former stock option plan (the “1996 Plan”) which expired in February 2006, and all options under the 1996 Plan which were outstanding on April 12, 2006 were transferred to and made part of the 2006 Plan. The option prices of all options granted under the 2006 Plan (including options transferred from the 1996 Plan) must be not less than 100% of the fair market value at the date of grant. Non-qualified stock options to directors vest at the rate of 33 1/3% per year, and incentive stock options for employees generally vest at the rate of 20% per year. All options not exercised expire ten years after the date of grant.

Effective January 1, 2006 the Company adopted SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method of APB No. 25. As a result, prior to January 1, 2006 the Company did not recognize compensation expense in the statement of operations for options granted. As required by SFAS No. 123, the Company provided certain pro forma disclosures for stock-based compensation as if the fair-value-based approach of SFAS No. 123 had been applied.

The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore has not restated the financial results for prior periods. Under this transition method, the Company will apply the provisions of SFAS No. 123R to new options granted or cancelled after December 31, 2005. Additionally, the Company will recognize compensation cost for the portion of options for which the requisite service has not been rendered (unvested) that are outstanding as of December 31, 2005, as the remaining service is rendered. The compensation cost the Company records for these options will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS No. 123.

The Company’s pre-tax compensation expense for stock-based employee compensation was $187,000 and $531,000 ($172,000 and $487,000 after tax effect of non-qualified stock options) for the three and nine months ended September 30, 2006, respectively.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the three and nine months ended September 30, 2006, such tax benefits amounted to approximately $365,000 and $523,000, respectively.

The following table details the effect on net income had stock-based compensation expense been recorded in the three and nine months ended September 30, 2005 based on the fair-value method under SFAS No. 123.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Dollars in thousands, except per share data)
Reported net income	$6,531	$17,954
Add: Total stock based compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock based compensation expense determined under fair-value method for all awards, net of related tax expense	(157)	(414)

Pro forma net income	$6,374	$17,540

Earnings per share
Basic - reported	$0.40	$1.10
Basic - pro forma	$0.39	$1.07
Diluted - reported	$0.40	$1.08
Diluted - pro forma	$0.38	$1.05

The fair value of the stock options granted was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Beginning in 2006, with the adoption of SFAS No. 123R the expected life (estimated period of time outstanding) of options granted with a 10-year term was determined using the average of the vesting period and term, an accepted method under SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the day of grant, and calculated on a weekly basis.

	Three and Nine Months Ended	Three and Nine Months Ended
	9/30/2006	9/30/2005
Risk-free interest rate	2.05% - 6.21%	2.05% - 6.21%
Expected life	3 - 6.5 years	3 - 6.5 years
Expected volatility	32% - 34%	30% - 34%
Expected dividend yield	0.00% - 1.05%	0.00% - 1.05%
Weighted average fair value	$3.72	$2.86

These assumptions were utilized in the calculation of the compensation expense noted above. This expense is the result of previously granted stock options and those awarded during the quarter ended September 30, 2006.

A summary of the Company’s stock option activity and related information for the three and nine months ended September 30, 2006 and 2005 is set forth in the following table:

		Outstanding Options				Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price		Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2006	2,713,442	541,249	$14.44	Balance at December 31, 2005	936,389	638,804	$13.38
Net options authorized under new plan	—			Net options authorized under new plan	1,762,250
Options granted	(68,000)	68,000	23.56	Options granted	(68,000)	68,000	23.56
Options forfeited	5,000	(5,000)	13.42	Options forfeited	19,803	(19,803)	9.93
Options exercised	—	(102,000)	15.73	Options exercised	—	(184,752)	11.92

Balance at September 30, 2006	2,650,442	502,249	$18.62	Balance at September 30, 2006	2,650,442	502,249	$18.62

Balance at June 30, 2005	931,205	709,770	$11.66	Balance at December 31, 2004	970,975	759,779	$9.95
Options granted	—	—	—	Options granted	(69,000)	69,000	21.06
Options forfeited	40,872	(40,872)	13.02	Options forfeited	70,102	(70,102)	10.99
Options exercised	—	(53,388)	6.52	Options exercised	—	(143,167)	6.18

Balance at September 30, 2005	972,077	615,510	$12.02	Balance at September 30, 2005	972,077	615,510	$12.02

The options as of September 30, 2006 have been segregated into six ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
	Options Outstanding as of 9/30/2006	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Options Exercisable as of 9/30/2006	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
Range of Exercise Prices
$2.23 - $4.00	18,357	4.52	$3.57	14,543	4.14	$3.46
$5.00 $5.99	84,952	6.22	$5.32	56,380	6.21	$5.26
$6.00 $7.99	8,640	6.50	$6.32	2,400	7.00	$6.12
$8.00 $14.00	133,800	8.00	$13.00	45,000	8.00	$12.92
$14.01 $20.00	70,000	8.11	$16.05	5,000	8.30	$16.39
$20.01 $25.10	186,500	9.50	$23.12	12,800	9.00	$21.06

	502,249	8.12	$18.62	136,123	7.65	$9.51

Aggregate intrinsic value of options outstanding and options exercisable at September 30, 2006 was $2.6 million and $1.9 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $23.78 as of September 30, 2006, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $915,000 and $1.1 million for the three months ended September 30, 2006 and 2005, respectively, and $2.3 million and $2.4 million for the nine months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006, the Company had approximately $1.9 million of unrecognized compensation costs related to non-vested options. The Company expects to recognize these costs over a weighted average period of 3.69 years.

6. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank and the Treasury, Tax, and Loan Investment Program. Other borrowed funds totaled $181.7 million and $28.6 million at September 30, 2006 and December 31, 2005, respectively. Interest expense on other borrowed funds was $1.8 million and $716,000 for the nine months ended September 30, 2006 and 2005, respectively, reflecting average interest rates of 5.25% and 3.30%, respectively.

As of September 30, 2006, the Company borrowed $180.9 million from the Federal Home Loan Bank of San Francisco with note terms from less than 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of the notes. The Company has pledged, under a blanket lien (all qualifying commercial and residential loans) as collateral under the borrowing agreement with Federal Home Loan Bank, with a total carrying value of $411.6 million at September 30, 2006. Total interest expense on the notes was $1.7 million and $689,000 for the nine months ended September 30, 2006 and 2005, respectively, reflecting average interest rates of 5.18% and 3.30%, respectively.

Federal Home Loan Bank advances outstanding as of September 30, 2006 with an average interest rate of 5.43% mature as follows:

(Dollars in thousands)
2006	$174,074
2007	4,307
2008	352
2009	343
2010	361
Therafter	1,453

$180,890

Borrowings obtained from the Treasury Tax and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $2.7 million at September 30, 2006, as collateral to participate in the program. The total borrowed amount under the program, outstanding at September 30, 2006 and December 31, 2005 was $768,000 and $1.1 million, respectively. These borrowings bore interest at the rate of 5.04% and 4.00% per annum as of September 30, 2006 and December 31, 2005, respectively

7. LONG-TERM SUBORDINATED DEBENTURES

Center Capital Trust I is a Delaware business trust formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. During the fourth quarter of 2003, Center Capital Trust I issued 18,000 Capital Trust Preferred Securities (“TP Securities”), with liquidation value of $1,000 per security, for gross proceeds of $18,000,000. The entire proceeds of the issuance were invested by Center Capital Trust I in $18,000,000 of Junior Long-term Subordinated Debentures (the “Subordinated Debentures”) issued by the Company, with identical maturity, repricing and payment terms as the TP Securities. The Subordinated Debentures represent the sole assets of Center Capital Trust I. The Subordinated Debentures mature on January 7, 2034, with interest based on 3-month LIBOR plus 2.85% (8.36% at September 30, 2006), with repricing and payments due quarterly in arrears on January 7, April 7, July 7, and October 7 of each year commencing April 7, 2004. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any January 7th, April 7th, July 7th, and October 7th on or after April 7, 2009 at the Redemption Price. Redemption Price means 100% of the principal amount of Subordinated Debentures being redeemed plus accrued and unpaid interest on such Subordinated Debentures to the Redemption Date, or in case of redemption due to the occurrence of a Special Event, to the Special Redemption Date if such Redemption Date is on or after April 7, 2009. The TP Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on January 7, 2034.

Holders of the TP Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at a current rate per annum of 8.36%. Interest rate defined as per annum rate of interest, resets quarterly, equal to LIBOR immediately preceding each interest payment date (January 7, April 7, July 7, and October 7 of each year) plus 2.85%. The distributions on the TP Securities are treated as interest expense in the consolidated statements of operations. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TP Securities issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TP Securities.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill. As of September 30, 2006, trust preferred securities comprised 11% of the Company’s Tier I capital.

In accordance with FIN 46, Consolidation of Variable Interest Entities, Center Capital Trust I is not reported on a consolidated basis. Therefore, the capital securities of $18,000,000 do not appear on the consolidated statement of financial condition. Instead, the long-term subordinated debentures of $18,557,000 payable by Center Financial to the Center Capital Trust I and the investment in the Center Capital Trust I’s common stock of $557,000 (included in other assets) are separately reported.

8. EARNINGS PER SHARE

The actual number of shares outstanding at September 30, 2006, was 16,623,805. Basic earnings per share are calculated on the basis of weighted average number of shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

The following table sets forth the Company’s earnings per share calculation for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006			2005
	(Dollars in thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$6,360	16,564	$0.38	$6,531	16,397	$0.40
Effect of dilutive securities:
Stock options	—	118	—	—	327	—

Diluted earnings per share	$6,360	16,682	$0.38	$6,531	16,724	$0.40

	Nine Months Ended September 30,
	2006			2005
	(Dollars in thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$19,808	16,503	$1.20	$17,954	16,356	$1.10
Effect of dilutive securities:
Stock options	—	146	(0.01)	—	335	(0.02)

Diluted earnings per share	$19,808	16,649	$1.19	$17,954	16,691	$1.08

Options not included in the computation of diluted earnings per share because they would have had an antidilutive effect amounted to 54,500 shares for both the three and nine months ended September 30, 2006.

9. CASH DIVIDENDS

On September 13, 2006, the Board of Directors declared a quarterly cash dividend of $0.04 per share. This cash dividend was paid on October 11, 2006 to shareholders of record as of September 27, 2006.

10. GOODWILL AND INTANGIBLES

In April 2004, the Company purchased the Chicago branch of Korea Exchange Bank and recorded goodwill of $1.3 million and a core deposit intangible of $462,000. The Company amortizes premiums on acquired deposits using the straight-line method over 5 to 9 years. Accumulated amortization was $129,000 and $89,000 as of September 30, 2006 and December 31, 2005, respectively. Core deposit intangible, net of amortization, was $333,000 and $373,000 at September 30, 2006 and December 31, 2005, respectively. Estimated amortization expense, for five succeeding fiscal years and thereafter, is as follows:

(Dollars in thousands)

2006 (remaining three months)	$13
2007	53
2008	53
2009	53
2010	53
Thereafter	108

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at September 30, 2006 and December 31, 2005 follows:

Outstanding commitments (Dollars in thousands)

	September 30, 2006	December 31, 2005
Loans	$283,050	$255,096
Standby letters of credit	11,417	12,797
Performance bonds	30,553	283
Commercial letters of credit	217	24,262

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

On November 10, 2005, the Orange County Superior Court dismissed all claims of KEIC against the Bank in this action on the grounds that federal courts have exclusive jurisdiction over KEIC’s claims against the Bank. KEIC has appealed the dismissal. In September 2006 the court of appeals heard arguments on the appeal and the Bank is awaiting a ruling. In addition, KEIC filed a new action against the Bank in federal court asserting the same claims. The Bank continues to vigorously defend these claims.

On or about July 27, 2006 the Bank was served with cross-claims from a number of Korean banks who are third party defendants in the federal action. Those same banks recently were allowed to file a similar cross-compliant in the Orange County Superior Court action, in response to the Bank’s cross-compliant filed against the Korean banks for indemnity. The Korean banks are Citibank Korea, Inc. (formerly known as KorAm Bank), Industrial Bank of Korea, Kookmin Bank, Korea Exchange Bank and Hana Bank (hereinafter the Korean Banks). The Korean Banks allege, in both suits, various claims against the Bank and other defendants named in the lawsuits. The claims alleged against the Bank are for breach of contract, negligence, negligent misrepresentation and breach of fiduciary duty in the handling of certain documents against acceptance transactions that occurred in the years 2000 and 2001. The total amount of the claims is approximately $46.1 million plus interest and punitive damages. These claims are in addition to KEIC’s claims against the Bank in the approximate amount of $56 million originally filed in March of 2003 in state court and now pending in federal court (see above). The Bank believes that it has defenses to the claims of the Korean Banks. However, if the outcome of this litigation is adverse and the Bank is required to pay significant monetary damages, the Company’s financial condition and results of operations are likely to be materially and adversely affected. Although the Bank believes that it has meritorious defenses and intends to vigorously defend these lawsuits, management cannot predict the outcome of this litigation.

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

Management does not believe that the MOU has had or will have a material impact on the Bank’s operating results or financial condition. However, if the DFI and FDIC were to determine that the Bank’s compliance with the MOU was not satisfactory, the MOU would constrain the Bank’s business. Management believes it is implementing the necessary measures to correct the identified deficiencies. However, only the FDIC and DFI have the authority to make such a determination.

Voluntary Compliance

The Company is in the process of concluding its negotiations with the Internal Revenue Service regarding past contributions to the 401(k) plan for the years 1997 to 2004. Legal counsel has advised the Company that if certain documentation is submitted to the IRS within a specified period, it is possible to conclude these negotiations without further expense to the Company. However, the possibility exists that the Company may be required to make a payment to the 401(k) plan in the future to resolve this issue of prior years’ contributions. In the event the Company is required to make such a payment, management does not believe that such a payment would be material to the current year’s results of operations or material to any previously reported quarterly information. Given the ongoing nature of these negotiations, management is unable to determine the probable outcome of this matter.

12. DERIVATIVE FINANCIAL INSTRUMENTS

As of September 30, 2006 the Company had no interest rate swap agreements in place (the Company’s only remaining interest rate swap matured in August 2006). As of December 31, 2005, the Company’s one interest rate swap agreement had a total notional amount of $25 million. Under the swap agreement, the Company received a fixed rate and paid a variable rate based on Wall Street Journal published Prime Rate.

Losses on interest rate swaps, recorded in noninterest expense, consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Dollars in thousands)
	2006	2005	2006	2005
Net swap settlement payments (receipts)	$62	$58	$255	$(118)
(Increase) decrease in market value	(119)	71	(229)	366

Net change in market value	$(57)	$129	$26	$248

13. NON-RECURRING ITEMS

On June 21, 2006, the Bank entered into a settlement with one of its insurance carriers, BancInsure, wherein BancInsure agreed to pay $3.75 million to settle its past and future obligations for legal fees under its insurance policies concerning the KEIC litigation. $1.0 million of the settlement was designated for future litigation costs. Of the remaining $2.75 million, approximately $230,000 was utilized to recoup legal expenses incurred in the quarter ended June 30, 2006. The balance, approximately $2.5 million, has been reflected in noninterest income (Insurance settlement—legal fees) and represents reimbursement of legal fees associated with the KEIC litigation expensed prior to the quarter ended June 30, 2006.

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

Overview:

The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three and nine months ended September 30, 2006. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 and with the unaudited consolidated financial statements and notes as set forth in this report.

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

Investment Securities

Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on the Bank’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas for available-for-sale securities, they are recorded as a separate component of shareholders’ equity

(accumulated comprehensive other income or loss) and do not affect earnings until realized. The fair values of the Bank’s investment securities are generally determined by reference to quoted market prices and reliable independent sources. The Bank is obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to the Bank’s investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. The Bank has not identified any investment securities that were deemed to be “other-than-temporarily” impaired as of September 30, 2006 and December 31, 2005.

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

Interest Rate Swaps

As a part of its asset and liability management strategy the Bank has included derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations. In accordance with SFAS No. 133, such interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. When such swaps qualify for hedge accounting treatment, the change in the fair value of the swaps is recorded as a component of accumulated other comprehensive income in shareholders’ equity. However, if the swaps do not qualify for hedge accounting treatment, then the change in the fair value of the swaps is recorded as a gain or loss directly to the consolidated statements of operations as a part of non-interest expense. The Company does not use hedge accounting treatment to account for its interest rate swaps. Therefore, the difference between the market and book value of these instruments is included in current earnings. For the three and nine months ended September 30, 2006 a mark to market increase of $57,000 and a decrease of $26,000 was recognized, respectively, compared to a mark to market decrease of $129,000 and $248,000 during the same periods in 2005.

The Company, in compliance with SFAS No. 133, includes the swap settlement payments in noninterest expense when hedge accounting treatment is not used.

Share-based Compensation

The Company adopted SFAS No. 123R as of January 1, 2006 as discussed in Note 5 to the consolidated financial statements. SFAS No. 123R requires the Company to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment on the date of grant. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, is recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, is recognized in the Consolidated Statements of Operations on a straight-line basis over the vesting period. In determining the fair value of stock options, the Company uses the Black-Scholes option-pricing model that employs the following assumptions:

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

SUMMARY OF FINANCIAL DATA

Executive Overview

Consolidated net income for the third quarter of 2006, decreased by $171,000 to $6.4 million, or $0.38 per diluted share compared to $6.5 million or $0.40 per diluted share in the third quarter of 2005. The following were significant highlights related to third quarter and the first three quarters of 2006 results as compared to the corresponding periods of 2005:

•	For the three months ended September 30, 2006 net interest income before provision for loan losses increased by 11.8% to $18.4 million as compared to the corresponding period in 2005. For the nine months ended September 30, 2006 net interest income before provision for loan losses increased by 14.0% to $52.3 million as compared to the same period in 2005. These increases were primarily due to growth in earning assets and market rate increases. Growth in earning assets was mainly driven by loan production.

•	Net interest margin for the three and nine months ended September 30, 2006 declined to 4.63% and 4.54%, respectively, compared to 4.81% and 4.77% during the same periods in 2005. The changes in net interest margin were mainly attributable to a disproportional increase in time deposits and general rate increases in funding liabilities.

•	The Company’s efficiency ratio remained relatively stable at 46.3% and 48.0% for the three and nine months ended September 30, 2006, respectively, compared to 47.1% and 47.8%, respectively, for the same periods in 2005.

•	Return on average assets and return on average equity decreased to 1.5% and 19.4%, respectively, for the three months ended September 30, 2006, compared to 1.7% and 24.6% during the same periods in 2005. For the nine months ended September 30, 2006 return on average assets and return on average equity equaled 1.6% and 21.6%, respectively, compared to 1.7% and 24.2% during the same periods in 2005. While the return on average assets remained relatively constant, return on average equity decreased due to relatively unchanged net income and an increase in average equity from prior period’s earnings and stock options exercised during the current periods.

•	Due primarily to loan growth, maintaining a constant loan loss percentage to gross loans (based on a migration analysis) and net write-off (which affect the provision through the maintenance of a constant loan loss percentage to gross loans), the provision for loan losses for the three months and nine months ended September 30, 2006 increased to $2.5 million and $4.3 million, respectively, compared to $930,000 and $2.6 million, respectively, for the same periods in 2005.

•	On June 21, 2006, the Bank entered into a settlement with one of its insurance carriers, BancInsure, wherein BancInsure agreed to pay $3.75 million to settle its past and future obligations for legal fees under its insurance policies concerning the KEIC litigation. $1.0 million of the settlement was designated for future litigation costs. Of the remaining $2.75 million, approximately $230,000 was utilized to recoup legal expenses incurred in the second quarter. The balance, approximately $2.5 million, has been reflected in noninterest income (Insurance settlement – legal fees) and represents reimbursement of legal fees associated with the KEIC litigation expensed prior to the quarter ended June 30, 2006. This settlement was completed in the second quarter of 2006 and, accordingly only affects the nine months ended September 30, 2006.

The Company’s financial condition and liquidity remain strong. The following are important factors in understanding the Company’s financial condition and liquidity:

•	Net loans grew $241.4 million or 19.8% to $1.46 billion at September 30, 2006 as compared to $1.22 billion at December 31, 2005. The growth in net loans was comprised primarily of net increases in commercial construction loans of $26.2 million or 556.4%, real estate commercial loans of $208.6 million or 26.9%, commercial loans of $17.4 million, or 7.2%, SBA loans of $5.3 million or 10.8%, offset by a reduction in trade finance loans of $18.0 million, or 19.9% and other loans of $1.3 million, or 90.6%.

•	Total deposits decreased $65.1 million, or 4.4% to $1.42 billion at September 30, 2006 as compared to $1.48 billion at December 31, 2005. This decrease was the result of efforts to manage the Company’s balance sheet and to improve the performance of the earning assets and funding liabilities portfolios. These efforts included the use of other funding liabilities (e.g., FHLB borrowings) to shorten the repricing period of the interest bearing liabilities and replace time deposit which were generally more expensive.

•	As a result of the aforementioned growth in loans and decrease in deposits, the ratio of net loans to total deposits increased to 103.2% at September 30, 2006 as compared to 82.3% at December 31, 2005.

•	The ratio of nonaccrual loans to total loans decreased to 0.18% at September 30, 2006 compared to 0.24% at December 31, 2005. Our ratio of allowance for loan losses to total nonperforming loans increased to 616% at September 30, 2006, as compared to 471% at December 31, 2005 and our allowance for losses to total gross loans remained unchanged at 1.12% at September 30, 2006 and December 31, 2005. A slight decrease in nonperforming assets and growth of the loan portfolio (resulting in a higher loan loss allowance) were the primary reasons the ratio of the allowance for loan losses to total nonperforming loans increased. The slight decrease in nonperforming assets resulted from the sale of a real estate construction nonaccrual loan in the amount of $1.6 million off-set by additional loans placed on nonaccrual status in the Bank’s commercial real estate, commercial loan and SBA portfolios that are sensitive to rising interest rates.

•	Under the regulatory framework for prompt corrective action, the Bank continued to be “well-capitalized”.

•	The Company declared its quarterly cash dividend of $0.04 per share in September 2006.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in Consolidated Statements of Operations, the Company generated net income of $6.4 million and $19.8 million during the three and nine months ended September 30, 2006, respectively, compared to $6.5 million and $18.0 million during the same periods in 2005. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(1)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(1)
Assets:
Interest-earning assets:
Loan (2)	$1,382,189	$29,909	8.58%	$1,130,982	$22,295	7.82%
Federal funds sold	6,428	88	5.43	32,043	292	3.62
Investments (3) (4)	188,378	2,124	4.71	194,507	1,750	3.65

Total interest-earning assets	1,576,995	32,121	8.08%	1,357,532	24,337	7.11%

Noninterest—earning assets:
Cash and due from banks	77,246			79,260
Bank premises and equipment, net	13,675			13,215
Customers’ acceptances outstanding	5,774			5,670
Accrued interest receivables	7,236			4,382
Other assets	32,127			29,040

Total noninterest-earning assets	136,058			131,567

Total assets	$1,713,053			$1,489,099

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$206,719	$1,633	3.13%	$201,884	$1,016	2.00%
Savings	79,517	766	3.82	81,835	692	3.35
Time certificate of deposits over $100,000	649,063	8,360	5.11	568,016	5,035	3.52
Other time certificate of deposits	97,158	1,084	4.43	86,795	654	2.99

	1,032,457	11,843	4.55	938,530	7,397	3.13
Other borrowed funds	110,855	1,499	5.36	18,013	184	4.05
Long-term subordinated debentures	18,557	383	8.19	18,557	295	6.22

Total interest-bearing liabilities	1,161,869	13,725	4.69	975,100	7,876	3.20%

Noninterest-bearing liabilities:
Demand deposits	397,470			396,553

Total funding liabilities	1,559,339		3.49%	1,371,653		2.28%

Other liabilities	23,919			12,133
Shareholders’ equity	129,795			105,313

Total liabilities and shareholders’ equity	$1,713,053			$1,489,099

Net interest income		$18,396			$16,461

Cost of deposits			3.29%			2.20%

Net interest spread (5)			3.39%			3.91%

Net interest margin (6)			4.63%			4.81%

[1]	Average rates/yields for these periods have been annualized.

[2]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $304,000 and $291,000, for the three months ended September 30, 2006 and 2005, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[3]	Investments include securities available for sale, securities held to maturity, Federal Home Loan Bank and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.

[4]	Investment yields have been computed on a tax equivalent basis for any tax-advantaged income.

[5]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

[6]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(7)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(7)
Assets:
Interest-earning assets:
Loan (8)	$1,285,291	$81,961	8.53%	$1,076,133	$59,932	7.45%
Federal funds sold	42,929	1,506	4.69	28,247	651	3.08
Investments (9) (10)	212,816	6,891	4.42	182,335	4,737	3.56

Total interest-earning assets	1,541,036	90,358	7.84%	1,286,715	65,320	6.79%

Noninterest—earning assets:
Cash and due from banks	77,124			72,255
Bank premises and equipment, net	13,805			12,567
Customers’ acceptances outstanding	5,020			5,384
Accrued interest receivables	6,895			5,051
Other assets	31,522			27,817

Total noninterest-earning assets	134,366			123,074

Total assets	$1,675,402			$1,409,789

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$209,808	$4,629	2.95%	$206,412	$2,831	1.83%
Savings	80,711	2,285	3.79	78,751	1,927	3.27
Time certificate of deposits over $100,000	687,668	25,171	4.89	503,427	11,518	3.06
Other time certificate of deposits	99,786	3,102	4.16	83,821	1,608	2.56

	1,077,973	35,187	4.36	872,411	17,884	2.74
Other borrowed funds	45,290	1,780	5.25	29,040	716	3.30
Long-term subordinated debentures	18,557	1,076	7.75	18,557	833	5.92

Total interest-bearing liabilities	1,141,820	38,043	4.45	920,008	19,433	2.82%

Noninterest-bearing liabilities:
Demand deposits	388,068			377,354

Total funding liabilities	1,529,888		3.32%	1,297,362		2.00%

Other liabilities	22,710			13,089
Shareholders’ equity	122,804			99,338

Total liabilities and shareholders’ equity	$1,675,402			$1,409,789

Net interest income		$52,315			$45,887

Cost of deposits			3.21%			1.91%

Net interest spread (11)			3.39%			3.96%

Net interest margin (12)			4.54%			4.77%

[7]	Average rates/yields for these periods have been annualized.

[8]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $927,000 and $994,000, for the nine months ended September 30, 2006 and 2005, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[9]	Investments include securities available for sale, securities held to maturity, Federal Home Loan Bank and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.

[10]	Investment yields have been computed on a tax equivalent basis for any tax-advantaged income.

[11]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

[12]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume), (ii) changes in interest rates (rate):

	Three Months Ended September 30, 2006 vs. 2005 Increase (Decrease) Due to Change In			Nine Months Ended September 30, 2006 vs. 2005 Increase (Decrease) Due to Change In
	Volume	Rate(13)	Total	Volume	Rate(13)	Total
Earning assets:
Interest income:
Loans (14)	$5,289	$2,322	$7,611	$12,616	$9,413	$22,029
Federal funds sold	(305)	101	(204)	426	429	855
Investments (15)	(53)	430	377	871	1,283	2,154

Total earning assets	4,931	2,853	7,784	13,913	11,125	25,038

Interest expense:
Deposits and borrowed funds:
Money market and super NOW accounts	26	591	617	48	1,751	1,799
Savings deposits	(19)	93	74	49	309	358
Time Certificates of deposits	880	2,875	3,755	5,451	9,695	15,146
Other borrowings	1,238	77	1,315	516	548	1,064
Long-term subordinated debentures	—	88	88	—	243	243

Total interest-bearing liabilities	2,125	3,724	5,849	6,064	12,546	18,610

Net interest income	$2,806	$(871)	$1,935	$7,849	$(1,421)	$6,428

[13]	Average rates/yields for these periods have been annualized.

[14]	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $304,000 and $291,000, for the three months ended September 30, 2006 and 2005, respectively, and $927,000 and $994,000 for the nine months ended September 30, 2006 and 2005, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[15]	Investment yields have been computed on a tax equivalent basis for any tax-advantaged income.

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

Total interest and dividend income for the three and nine months ended September 30, 2006 was $32.1 million and $90.4 million, respectively, compared with $24.3 million and $65.3 million, respectively, for the same periods in 2005. These increases were primarily due to growth in earning assets and market rate increases. Growth in earning assets was mainly driven by loan production from our branches and loan production offices. Average net loans increased by $251.2 million and $209.2 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005.

Total interest expense for the three and nine months ended September 30, 2006 increased by $5.8 million or 74.3% and $18.6 million or 95.8%, respectively, compared to the same periods in 2005. These increases were primarily due to interest-bearing deposit growth and increases in market rates set by the Federal Reserve Board. Average interest bearing liabilities increased by $186.7 million and $221.8 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005.

Net interest income before provision for loan losses increased by $1.9 million for the three months ended September 30, 2006 compared to the same period in 2005. The $1.9 million increase was comprised of a $2.8 million increase due to volume changes offset by an $871,000 decrease due to rate changes. Due to market rate increases and growth in the loan portfolio, the average yield on loans for the third quarter of 2006 increased to 8.58% compared to 7.82% for the like quarter in 2005, an increase of 76 basis points. The average investment portfolio for the third quarter of 2006 and 2005 was $188.4 million and $194.5 million, respectively. The average yields on the investment portfolio as of the third quarter of 2006 and 2005 were 4.71% and 3.65%, respectively.

Net interest income before provision for loan losses increased by $6.4 million for the nine months ended September 30, 2006 compared to the same period in 2005. The $6.4 million increase was comprised of a $7.8 million increase due to volume changes offset by a $1.4 million decrease due to rate changes. Helped by market rate increases and growth in loan volume, the average yield on loans for the nine months ended September 30, 2006 increased to 8.53% compared to 7.45% for the like quarter in 2005, an increase of 108 basis points. The average investment portfolio for the nine months ended September 30, 2006 and 2005 was $212.8 million and $182.3 million, respectively. The average yields on the investment portfolio for the nine months ended September 30, 2006 and 2005 were 4.42% and 3.56%, respectively.

Interest margin for the third quarter of 2006 decreased to 4.63% compared to 4.81% for the same quarter of 2005. For the nine months ended September 30, 2006, interest margin decreased to 4.54% compared to 4.77% for the same period in 2005. The changes in net interest margin were mainly attributable to a disproportional increase in time deposits and general rate increases in funding liabilities. Average time deposits represented 72.3% and 73.1% of average interest bearing deposits for the three and nine months ended September 30, 2006, respectively, compared to 69.8% and 67.3% for the same periods in 2005.

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

Due primarily to loan growth, net write-offs and an increase in the loan loss percentage to gross loans (based on a migration analysis), the provision for loan losses for the three months and nine months ended September 30, 2006 increased to $2.5 million and $4.3 million, respectively, compared to $930,000 and $2.6 million, respectively, for the same periods in 2005. Management believes that the $4.3 million loan loss provision was adequate for the first nine months of 2006. While management believes that the allowance for loan losses of 1.12% of total loans at September 30, 2006 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimation, inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)				(Dollars in thousands)
Customer service fees	$2,019	41.14%	$2,268	40.23%	$6,233	35.37%	$6,931	44.18%
Fee income from trade finance transactions	849	17.30	905	16.05	2,599	14.75	2,736	17.44
Wire transfer fees	221	4.50	220	3.90	674	3.83	675	4.30
Gain on sale of loans	819	16.69	555	9.84	2,616	14.85	1,820	11.60
Net gain on sale of securities available for sale	—	0.00	—	0.00	—	0.00	51	0.33
Loan service fees	480	9.78	696	12.34	1,448	8.22	1,555	9.91
Insurance settlement—legal fees	—	0.00	—	0.00	2,520	14.30	—	0.00
Other income	520	10.59	994	17.64	1,532	8.68	1,921	12.24

Total noninterest income	$4,908	100.00%	$5,638	100.00%	$17,622	100.00%	$15,689	100.00%

As a percentage of average earning assets		1.24%		1.65%		1.53%		1.63%

For the three and nine months ended September 30, 2006, noninterest income was $4.9 million and $17.6 million, respectively, compared to $5.6 million and $15.7 million, respectively, for the same periods in 2005. For the three months and nine months ended September 30, 2006, noninterest income, as a percentage of average earning assets, decreased to 1.24% and 1.53%, respectively, from 1.65% and 1.63%, respectively, for the same periods in 2005. These decreases were primarily attributable to growth in average earning assets. The primary sources of recurring noninterest income continue to be customer service fees, fee income from trade finance transactions and gain on sale of loans.

Customer service fees for the three and nine months ended September 30, 2006 decreased by $249,000 or 11.0% and $698,000, or 10.1%, respectively, compared to the same periods last year. These decreases were due primarily to management’s decision to close certain customer operating accounts whose activities, while generating service charges, were inconsistent with the Company’s risk management process and requirements. The decision was consistent with the Company’s intention of maintaining full compliance with all risk management policies and regulatory requirements.

Fee income from trade finance transactions for the three and nine months ended September 30, 2006 decreased by $56,000, or 6.2% and $137,000, or 5.0%, respectively, compared to the same periods in 2005. These decreases were due to less international trade activity by the Company’s customers.

The Company recorded an $819,000 and $555,000 gain on sale of loans for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005 the Company recorded a $2.6 million and $1.8 million, gain on sale of loans, respectively. The increase in gain on sale of loans is primarily due to the mix of loans sold. For the three months ended September 30, 2006 the Company sold approximately $17.2 million of its guaranteed portion of SBA loans. For the nine months ended September 30, 2006 and 2005, the Company sold $42.0 million and $37.2 million, respectively, comprised of guaranteed and unguaranteed portions of SBA loans. A substantial portion of the gain generated from the sale of unguaranteed loans occurs from the recognition of the deferred gain that resulted from the sale of the guaranteed portion of the loan.

Insurance settlement—legal fees represents a settlement with our insurance carrier regarding coverage of legal fees associated with our ongoing litigation with KEIC. The total settlement amounted to $3.75 million of which $1.0 million was designated for future litigation expenses. Of the remaining $2.75 million, approximately $230,000 was utilized to recoup expenses incurred in the second quarter of 2006. The balance, approximately $2.5 million, was recognized as other income and represents reimbursement of legal fees expensed prior to the quarter ended June 30, 2006.

Other income for the three and nine months ended September 30, 2006 decreased $474,000, or 47.7%, and $389,000, or 20.2%, compared to the same periods in 2005. These decreases were primarily due to a $500,000 litigation settlement received during the third quarter of 2005.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)				(Dollars in thousands)
Salaries and employee benefits	$5,198	48.22%	$4,903	47.15%	$16,076	47.94%	$13,880	47.16%
Occupancy	957	8.88	767	7.38	2,736	8.16	2,336	7.94
Furniture, fixtures, and equipment	487	4.52	515	4.95	1,456	4.34	1,330	4.52
Data processing	539	5.00	534	5.13	1,622	4.84	1,476	5.02
Professional service fees	704	6.53	1,061	10.20	3,118	9.30	2,967	10.08
Business promotion and advertising	986	9.15	749	7.20	2,954	8.81	2,065	7.02
Stationery and supplies	179	1.66	206	1.98	505	1.51	619	2.10
Telecommunications	169	1.57	144	1.38	507	1.51	443	1.51
Postage and courier service	212	1.97	188	1.81	548	1.63	538	1.83
Security service	247	2.29	215	2.07	749	2.23	587	1.99
Loss on sale of investment securities	115	1.07	—	0.00	115	0.34	—	0.00
Loss on termination of interest rate swap	—	0.00	—	0.00	—	0.00	306	1.04
(Gain) loss on interest rate swaps	(57)	-0.53	129	1.24	26	0.08	248	0.84
Other operating expenses	1,043	9.67	989	9.51	3,124	9.31	2,635	8.95

Total noninterest expense	$10,779	100.00%	$10,400	100.00%	$33,536	100.00%	$29,430	100.00%

As a percentage of average earning assets		2.7%		3.0%		2.9%		3.1%

Efficiency ratio		46.3%		47.1%		48.0%		47.8%

For the third quarter of 2006, noninterest expense increased 3.6% to $10.8 million, compared to $10.4 million for the same quarter in 2005 and for the nine months ended September 30, 2006 increased 14.0% to $33.5 million, compared to $29.4 million, respectively, for the same periods in 2005. These increases in noninterest expense were primarily attributable to increases in salaries and benefits, occupancy, business promotions and advertising and other operating expenses. Noninterest expense as a percentage of average earning assets was 2.7% and 2.9% for three and nine months ended September 30, 2006, respectively, compared to 3.0% and 3.1%, respectively, for the same periods in 2005.

The Company’s efficiency ratio is defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income. The Company’s efficiency ratio was relatively stable at 46.3% and 48.0% for the three and nine months ended September 30, 2006, respectively, compared to 47.1% and 47.8%, respectively, for the same periods in 2005.

Salaries and benefits increased 6.0% and 15.8% to $5.2 million and $16.1 million for the three and nine months ended September 30, 2006, respectively, compared to $4.9 million and $13.9 million for the same periods in 2005. This increase was due in part to expenses associated with the increased personnel to staff the Irvine, California branch (which opened in September of 2005), the increased hiring activity of highly qualified personnel and normal salary increases.

Occupancy expenses increased by 24.8% and 17.1% to $957,000 and $2.7 million for the three and nine months ended September 30, 2006, respectively, compared $767,000 and $2.3 million in same periods last year. This increase was due mainly to increased property insurance costs, depreciation expense (resulting from tenant improvements over the past year) and the opening of the Irvine, California branch in September 2005. The opening of this branch was a major contributor to the increase in furniture, fixture, and equipment expense, which totaled $1.5 million for the nine month ended September 30, 2006, an increase of 9.5%, compared to $1.3 million for the same period in 2005. For the three months ended September 30, 2006, furniture, fixture, and equipment expenses were relatively stable at $487,000 and $514,000, respectively, reflecting the full absorption of the 2005 branch expansion.

Professional fees were $704,000 and $3.1 million for the three and nine months ended September 30, 2006, respectively, compared to $1.1 million and $3.0 million, respectively, for the same periods in 2005. For the three months ended September 30, 2006, the decrease was primarily due to reductions in accounting and consulting costs. The increase for the nine months ended September 30, 2006 was due primarily to non-recurring professional service fees attributable to expenses related to resolving issues identified with the Company’s BSA compliance program (incurred during the first quarter of 2006), offset by the cost reductions advanced in the second and third quarters of 2006.

Business promotion and advertising expenses increased by 31.6% and 43.1% to $986,000 and $3.0 million for the three and nine months ended September 30, 2006, respectively, as compared to $749,000 and $2.1 million, respectively, for the same periods in 2005. These increases were mainly due to the increased promotional activity for the Company’s products, expanding LPO loan production and our 20th anniversary celebration.

During the nine months ended September 30, 2005, the Company terminated one of its longer maturity interest rate swaps and recorded a net loss of $306,000. There were no swap terminations or associated losses for the same period of 2006. For the three and nine months ended September 30, 2006, the Company recorded a gain of $57,000 and a loss of $26,000, respectively, compared to a loss of $129,000 and $248,000, respectively, for the same periods in 2005. These fluctuations were due primarily to an increase in the net interest settlement due under the remaining swap, offset by an increase in the underlying market value. The Company’s only remaining interest rate swap matured in August 2006.

For the three and nine months ended September 30, 2006, other operating expenses increased 5.5% and 18.6% to $1.0 million and $3.1 million, respectively, as compared to $989,000 and $2.6 million, respectively, for the same periods in 2005. The increases for the three and nine months ended September 30, 2006 were mainly due to increased corporate administrative costs (e.g., auto and travel and directors’ insurance), increased amortization of the Bank’s CRA investments and losses incurred on the disposal of fixed assets.

The remaining noninterest expenses include such items as data processing, stationery and supplies, telecommunications, postage, courier service, security service expenses and loss on sale of securities available for sale. For the three and nine months ended September 30, 2006, these noninterest expenses amounted to $1.4 million and $4.0 million, respectively, compared to $1.3 million and $3.6 million, respectively, for the same periods in 2005. The increase for the nine months ended September 30, 2006, was mainly attributable to increased data processing costs and security services offset by a reduction in stationery and supplies costs. The increases in data processing costs and security services are consistent with the opening of the Irvine, California branch noted above.

Provision for Income Taxes

Income tax expense is the sum of two components, current tax expense and deferred tax expense. Current tax expense is the result of applying the current tax rate to current taxable income. The deferred portion is intended to reflect income, on which taxes are paid, that differs from financial statement pre-tax income because some items of income and expense are recognized in different years for income tax purposes than in the financial statements.

For the three months ended September 30, 2006 and 2005, the provision for income taxes was $3.7 million and $4.2 million, representing effective tax rates of 36.6% and 39.4%, respectively. For the nine months ended September 30, 2006 and 2005, the provision for income taxes was $12.3 million and $11.6 million, respectively, representing an effective tax rate of 38.4% and 39.2%, respectively. The primary reasons for the difference from the federal statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax favored investments in low-income housing, municipal obligations, dividend exclusions and California enterprise zone deductions. In addition to these preferential tax items, in the third quarter, the Company completed its previous year’s enterprise zone interest deduction study that resulted in an additional permanent state deduction of approximately $3.0 million. The full effect of this permanent tax adjustment was recognized in the quarter ended September 30, 2006 and amounted to approximately $287,000. Excluding this tax benefit, the Company’s effective tax rate would have been 39.5% and 39.2% for the three and nine months ended September 30, 2006, respectively. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $439,000 for the nine months ended September 30, 2006 compared to $565,000 for the same period in 2005.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax return. The Company’s deferred tax assets were $9.9 million as of September 30, 2006, and $10.2 million as of December 31, 2005. As of September 30, 2006, the Company’s deferred tax asset was primarily due to the allowance for loan losses and impairment losses on U.S. Government sponsored enterprise preferred stock.

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

The Company invests its excess available funds from daily operations primarily in overnight Fed Funds and Money Market Funds. Money Market Funds are composed of mostly government funds and high quality short-term commercial paper. The Company can redeem the funds at any time. As of September 30, 2006 and December 31, 2005, the amounts invested in Fed Funds were $120,000 and $58.5 million, respectively. The decrease in the Fed Funds sold reflects management’s efforts to coordinate increases in funding liabilities with loan growth more precisely. The average yield earned on these funds was 4.69% for the nine months ended September 30, 2006 compared to 3.08% for the same period last year.

Investment Portfolio

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

Investment Portfolio

	As of September 30,		As of December 31,
	2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$199	$199	$498	$497
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	65,992	65,335	131,719	130,483
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	61,855	60,594	70,959	69,882
U.S. Government sponsored enterprise preferred stock	4,565	5,535	4,865	5,173
Corporate trust preferred securities	11,000	11,132	11,000	11,054
Mutual Funds backed by adjustable rate mortgages	4,500	4,448	3,000	2,961
Fixed rate collateralized mortgage obligations	2,363	2,324	2,817	2,800
Corporate debt securities	2,195	2,174	3,194	3,173

Total available for sale	$152,669	$151,741	$228,052	$226,023

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$3,278	$3,197	$4,130	$4,053
Municipal securities	6,092	6,120	6,922	6,961

Total held to maturity	$9,370	$9,317	$11,052	$11,014

Total investment securities	$162,039	$161,058	$239,104	$237,037

As of September 30, 2006, investment securities totaled $161.1 million or 9.1% of total assets, compared to $237.1 million or 14.3% of total assets as of December 31, 2005. The decrease in the investment portfolio was due to liquidity utilized to fund new loans.

As of September 30, 2006, available-for-sale securities totaled $151.7 million, compared to $226.0 million as of December 31, 2005. Available-for-sale securities as a percentage of total assets decreased to 8.5% as of September 30, 2006 compared to 13.6% at December 31, 2005. Held-to-maturity securities decreased to $9.4 million as of September 30, 2006, compared to $11.1 million as of December 31, 2005. The composition of available-for-sale and held-to-maturity securities was 94.2% and 5.8% as of September 30, 2006, compared to 95.3% and 4.7% as of December 31, 2005, respectively. For the three months and nine months ended September 30, 2006, the yield on the average investment portfolio was 4.71% and 4.42%, respectively, as compared to 3.65% and 3.56%, respectively, for the same periods of 2005. The Company used the proceeds from the decrease in the investment portfolio to fund loan growth.

The following table summarizes, as of September 30, 2006, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	Within one Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	$34,020	3.98%	$31,514	4.11%	$—	0.00%	$—	0.00%	$65,534	0.00%
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	146	4.99	1,531	4.97	6,539	4.81	52,378	4.33	60,594	4.40
U.S Government sponsored enterprise preferred stock	—	0.00	—	0.00	—	0.00	11,132	7.33	11,132	7.33
Corporate trust preferred securities	—	0.00	5,535	4.36	—	0.00	—	0.00	5,535	4.36
Mutual Funds backed by adjustable rate mortgages	4,448	4.42	—	0.00	—	0.00	—	0.00	4,448	4.42
Fixed rate collateralized mortgage obligations	—	0.00	—	0.00	—	0.00	2,324	4.69	2,324	4.69
Corporate debt securities	1,001	5.99	1,173	3.87	—	0.00	—	0.00	2,174	4.85

Total available for sale	$39,615	4.09%	$39,753	4.17%	$6,539	4.81%	$65,834	4.85%	$151,741	2.72%

Held to Maturity (Amortized Cost):
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$—	0.00%	$—	0.00%	$—	0.00%	$3,278	4.08%	$3,278	4.08%
Municipal securities	872	4.09	1,904	4.12	2,687	3.71	629	3.80	6,092	3.90

Total held to maturity	$872	4.09%	$1,904	4.12%	$2,687	3.71%	$3,907	4.03%	$9,370	3.96%

Total investment securities	$40,487	4.09%	$41,657	4.17%	$9,226	4.49%	$69,741	4.81%	$161,111	2.80%

The following table shows the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006.

	As of September 30, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental and U.S Government sponsored enterprise agencies securities	$10,171	$(27)	$44,361	$(634)	$54,532	$(661)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	21,045	(235)	44,982	(1,146)	66,027	(1,381)
Municipal securities and corporate debt securities	1,299	(5)	2,414	(31)	3,713	(36)

Total	$32,515	$(267)	$91,757	$(1,811)	$124,272	$(2,078)

As of September 30, 2006, the Company has a total fair value of $124.3 million of securities, with unrealized losses of $2.1 million. We believe these unrealized losses are due to a temporary condition, primarily increases in interest rates, and do not reflect a deterioration of credit quality of the issuer. The market value of securities that have been in a continuous loss position for 12 months or more totaled $91.8 million, with unrealized losses of $1.8 million.

All individual securities that have been in a continuous unrealized loss position at September 30, 2006 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at September 30, 2006. These securities have decreased in value since their purchase dates as market interest rates have increased. However, the Company has the ability, and management intends, to hold these securities until their fair values recover to cost.

Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio, including loans held for sale, as of the dates indicated:

	September 30, 2006		December 31, 2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$30,934	2.09%	$4,713.38%
Commercial (16)	985,334	66.56	776,725	62.80
Commercial (17)	260,437	17.59	243,052	19.65
Trade Finance	72,349	4.89	90,370	7.30
SBA (18)	54,347	3.67	49,070	3.97
Other (19)	138	0.01	1,473	0.12
Consumer	76,893	5.19	71,499	5.78

Total Gross Loans	1,480,432	100.00%	1,236,902	100.00%

Less:
Allowance for Losses	16,530		13,871
Deferred Loan Fees	1,970		1,595
Discount on SBA Loans Retained	1,373		2,287

Total Net Loans and Loans Held for Sale	$1,460,559		$1,219,149

[16]	Real estate commercial loans are loans secured by deeds of trust on real estate.

[17]	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.

[18]	Balance includes SBA loans held for sale of $24.4 million and $12.7 million, at the lower of cost or market, at September 30, 2006 and December 31, 2005, respectively.

[19]	Consists of transactions in process and overdrafts.

The Company’s gross loans grew $243.5 million, or 19.7%, during the nine months ended September 30, 2006. Net loans increased $241.4 million, or 19.8%, to $1.5 billion at September 30, 2006, as compared to $1.2 billion at December 31, 2005. The increase in loans was funded primarily through liquidity created from principal reductions in the investment portfolio and FHLB borrowings. While management believes that it can continue to leverage the Company’s current infrastructure to achieve growth in the loan portfolio, no assurance can be given that such growth will occur. Net loans as of September 30, 2006, represented 82.3% of total assets, compared to 73.4% as of December 31, 2005.

The growth in net loans is comprised primarily of net increases in commercial construction loans of $26.2 million or 556.4%, real estate commercial loans of $208.6 million or 26.9%, commercial loans of $17.4 million, or 7.2%, SBA loans of $5.3 million or 10.8%, offset by a reduction in trade finance loans of $18.0 million, or 19.9% and other loans of $1.3 million, or 90.6%.

As of September 30, 2006, commercial real estate remained the largest component of the Company’s total loan portfolio with loans totaling $985.3 million, representing 66.6% of total loans, compared to $776.7 million or 62.8% of total loans at December 31, 2005. The increase in commercial real estate loans resulted from a continued demand for the Company’s commercial loan products within its business sector.

Commercial business loans increased to $260.4 million as of September 30, 2006, compared to $243.1 million at December 31, 2005. The increase resulted from management’s efforts to revitalize the Company’s commercial business loan products to meet the needs of our customer base.

Trade finance loans decreased by $18.0 million, or 19.9%, to $72.3 million as of September 30, 2006 from $90.4 million at December 31, 2005. This decrease in trade finance loans was mainly due to decreased activity in documentary negotiable advances.

The Company sold $41.6 million of SBA loans during the nine months ended September 30, 2006, and retained the obligation to service the loans for a servicing fee and to maintain customer relations. As of September 30, 2006, the Company was servicing $153.0 million of sold SBA loans, compared to $149.4 million of sold SBA loans as of December 31, 2005. Despite the sale of SBA loans, the Company’s SBA portfolio increased to $54.3 million at September 30, 2006, an increase of $5.3 million, or 10.8%, compared to December 31, 2005.

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

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	September 30, 2006	December 31, 2005	September 30, 2005
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
Construction	$—	$1,632	$1,663
Commercial	—	—	—
Commercial	1,540	598	788
Consumer	252	113	66
Trade Finance	—	—	—
SBA	893	600	514

Total nonperforming loans	2,685	2,943	3,031
Other real estate owned	—	—	—

Total nonperforming assets	$2,685	$2,943	$3,031

Nonperforming loans as a percent of total loans	0.18%	0.24%	0.25%
Nonperforming assets as a percent of total loans and other real estate owned	0.18%	0.24%	0.25%
Allowance for loan losses to nonperforming loans	615.6%	471.32%	441.45%

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

Total nonperforming loans decreased slightly to $2.7 million as of September 30, 2006 from $3.0 million as of September 30, 2005. Total nonperforming loans decreased slightly to $2.7 million as of September 30, 2006 from $3.0 million as of September 30, 2005. The slight decrease resulted from the sale of a real estate construction nonaccrual loan in the amount of $1.6 million off-set by additional loans placed on nonaccrual status in the Bank’s commercial real estate, commercial loan and SBA portfolios that are sensitive to rising interest rates.

The Company evaluates loan impairment according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Under SFAS No. 114, loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest and principal payments. Impaired loans are measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, alternatively, at the loan’s observable market price or the fair value of the collateral if the loan is collateralized, less costs to sell.

The following table provides information on impaired loans as of:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Impaired loans with specific reserves	$—	$1,632
Impaired loans without specific reserves	8,473	3,872

Total impaired loans	8,473	5,504
Allowance on impaired loans	—	(41)

Net recorded investment in impaired loans	$8,473	$5,463

	Nine Months Ended September 30, 2006	Twelve Months Ended December 31, 2005
Average total recorded investment in impaired loans	$7,672	$5,532

Interest income recognized on impaired loans on a cash basis	$640	$322

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

Formula Allowance for Identified Graded Loans. Non-homogenous loans such as commercial real estate, construction, commercial business, trade finance (including country risk exposure) and SBA loans that are not impaired are subject to a formula allowance. The formula allowance is calculated by applying loss factors to outstanding pass, special mention, substandard, and doubtful loans. The evaluation of inherent loss for these loans involves a high degree of uncertainty, subjectivity, and judgment, because probable loan losses are not identified with a specific loan. In determining the formula allowance, management relies on a mathematical calculation that incorporates a twelve-quarter rolling average of historical losses.

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

The following table sets forth the composition of the allowance for loan losses as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Specific (Impaired loans)	$—	$41
Formula (non-homogeneous)	16,096	13,481
Homogeneous	434	349

Total allowance for loan losses	$16,530	$13,871

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005	Nine Months Ended September 30, 2005
	(Dollars in thousands)
Balances
Average total loans outstanding during the period (20)	$1,299,913	$1,123,880	$1,088,172

Total loans outstanding at end of period (20)	$1,477,089	$1,234,615	$1,211,644

Allowance for Loan Losses:
Balance at beginning of period	$13,871	$11,227	$11,227

Charge-offs:
Real estate	257	—	—
Commercial	1,280	623	433
Consumer	249	227	162
SBA	364	37	2

Total charge-offs	2,150	887	597

Recoveries
Real estate	423	—	—
Commercial	38	102	93
Consumer	76	12	11
Trade finance	—	23	—
SBA	3	24	15

Total recoveries	540	161	119

Net loan charge-offs	1,610	726	478

Provision for loan losses	4,269	3,370	2,630

Balance at end of period	$16,530	$13,871	$13,379

Ratios:
Net loan charge-offs to average loans	0.12%	0.06%	0.04%
Provision for loan losses to average total loans	0.33	0.30	0.24
Allowance for loan losses to gross loans at end of period	1.12	1.12	1.10
Allowance for loan losses to total nonperforming loans	615.64	471.32	441.41
Net loan charge-offs to allowance for loan losses at end of period	9.73	5.23	3.57
Net loan charge-offs to provision for loan losses	37.70	21.54	18.17

[20]	Total loans are net of deferred loan fees and discount on SBA loans sold.

Due primarily to loan growth, maintaining a constant loan loss percentage to gross loans (based on a migration analysis) and net write-off (which affect the provision through the maintenance of a constant loan loss percentage to gross loans), the allowance for loan losses grew to $16.5 million as of September 30, 2006 compared to $13.9 million at December 31, 2005. The Company recorded a provision of $2.5 million and $4.3 million for the three and nine months ended September 30, 2006, respectively, compared to $930,000 and $2.6 million, respectively, for the same periods of 2005. For the nine months ended September 30, 2006, the Company charged off $2.2 million and recovered $540,000, resulting in net charge-offs of $1.6 million compared to net charge-offs of $478,000 for the same period in 2005. The allowance for loan losses remained unchanged at 1.12% of total gross loans at September 30, 2006 compared to December 31, 2005. In comparison to September 30, 2005, the allowance for loan losses increased 0.02% from 1.10%. The Company provides an allowance for the new credits based on the migration analysis discussed previously.

Management believes the level of allowance as of September 30, 2006 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth during the period. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require increased provisions for loan losses in the future.

Because of the slight decrease in nonperforming assets and growth of the loan portfolio (resulting in a higher loan loss allowance), the ratio of the allowance for loan losses to total nonperforming loans increased to 616% as of September 30, 2006 compared to 471% as of December 31, 2005. These same factors resulted in the increase of the ratio from 441% at September 30, 2005.

Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. Real estate is the principal collateral for the Company’s loans.

Deposits

An important balance sheet component affecting the Company’s net interest margin is its deposit base. The Company’s average interest bearing deposit cost increased to 4.36% for the nine months of 2006, compared to 2.74% for the same period of 2005. This increase is primarily due to the increases in short term rates set by the Federal Reserve Board, which caused the average rates paid on deposits and other liabilities to increase.

The Company can deter, to some extent, the rate sensitive customers who demand high cost CDs because of local market competition by using wholesale funding sources. As of September 30, 2006 the Company had no brokered CD’s. However, the Company had time certificates of deposits with the State of California as of September 30, 2006 in the amount of $40.0 million compared to $80.0 million at December 31, 2005.

Deposits consist of the following as of the dates indicated:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$394,144	$395,050
Money market accounts and NOW	182,231	221,083
Savings	78,974	81,654
Time deposits
Less than $100,000	95,551	97,433
$100,000 or more	664,598	685,336

Total	$1,415,498	$1,480,556

Total deposits decreased by $65.1 million or 4.4% to $1.42 billion at September 30, 2006 compared to $1.48 billion at December 31, 2005. This decrease was the result of efforts to manage the Company’s balance sheet and to improve the performance of the earning assets and funding liabilities portfolios. These efforts included the use of other funding liabilities (e.g., FHLB borrowings) to shorten the repricing period of the interest bearing liabilities and replace time deposit which were generally more expensive.

Time deposits by maturity dates are as follows at September 30, 2006:

	$100,000 or Greater	Less Than $100,000	Total
	(Dollars in thousands)
2006	$295,235	$42,768	$338,003
2007	359,208	51,317	410,525
2008	5,771	1,006	6,777
2009	2,280	321	2,601
2010 and thereafter	2,104	139	2,243

Total	$664,598	$95,551	$760,149

Information concerning the average balance and average rates paid on deposits by deposit type for the three and nine months ended September 30, 2006 and 2005 is contained in the tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses Federal Home Loan Bank of San Francisco (“FHLB”) advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowing was $180.9 million and $27.1 million, at September 30, 2006 and December 31, 2005, respectively. This increase is due to funding needs based on loan production. Notes issued to the U.S. Treasury amounted to $768,000 as of September 30, 2006 compared to $1.1 million as of December 31, 2005. The total borrowed amount outstanding at September 30, 2006 and December 31, 2005 was $181.7 million and $28.6 million, respectively.

In addition, the issuance of long-term subordinated debentures at the end of 2003 of $18.0 million in “pass-through” trust preferred securities created another source of funding.

Contractual Obligations

The following table presents, as of September 30, 2006, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(Dollars in thousands)
Debt obligations*	$174,000	$4,000	$—	$22,215	$200,215
Deposits	1,246,052	106,111	63,316	19	1,415,498
Operating lease obligations	7	4,926	3,566	3,238	11,737

Total contractual obligations	$1,420,059	$115,037	$66,882	$25,472	$1,627,450

*	Includes principal payment only

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

As of September 30, 2006, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 10.1%. Total available liquidity as of that date was $162.0 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available-for-sale securities. The Company’s net non-core fund dependence ratio was 50.1% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $150 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The net non-core fund dependence ratio was 40.5% with the assumption of $150 million as stable and core fund sources and certain portion of MMDA as volatile. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by the long-term assets.

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

Gap analysis measures the repricing mismatches between assets and liabilities. The interest rate sensitivity gap is determined by subtracting the amount of liabilities from the amount of assets that reprice during a particular time interval. A liability sensitive position results when more liabilities than assets reprice or mature within a given period. Conversely, an asset sensitive position results when more assets than liabilities reprice within a given period. As of September 30, 2006, the Company was liability sensitive with a negative one-year cumulative gap of $10.7 million or (0.6)% of total assets and (6.6)% of earning assets. As the Company’s liabilities tend to reprice more frequently than its assets over a one-year horizon, the Company will generally realize higher net interest income in a declining rate environment and lower net interest income in a rising rate environment.

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

The following table sets forth, as of September 30, 2006, the estimated impact of changes on the Company’s net interest income over a twelve-month period and EVE, assuming a parallel shift of 100 to 300 basis points in both directions.

Change (In Basis Points)	Net Interest Income (Next Twelve Months)	% Change	Economic Value of Equity (EVE)	% Change
	(Dollars in thousands)
+300	$89,499	11.82%	$85,962	-37.71%
+200	$86,393	7.94%	$103,605	-24.92%
+100	$83,267	4.03%	$120,977	-12.34%
Level	$80,040	0.00%	$138,000	0.00%
-100	$76,667	-4.21%	$154,485	11.95%
-200	$72,922	-8.89%	$166,718	20.81%
-300	$68,723	-14.14%	$175,862	27.44%

As previously indicated, net income increases (decreases) as market interest rates rise (fall), since the Company is asset sensitive. The EVE decreases (increases), as the rate rises (falls), since the EVE has a negative convexity (reverse relationship) with the discount rate. As the above table indicates, a 300 basis points drop in rates impacts net interest income by $11.3 million or a 14.1% decrease, whereas a rate increase of 300 basis points impacts net interest income by $9.4 million or a 11.8% increase.

All interest-earning assets and interest-bearing liabilities and related derivative contracts are included in the rate sensitivity analysis at September 30, 2006. At September 30, 2006, the Company’s estimated changes in net interest income and EVE were within the ranges established by the Board of Directors.

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

CAPITAL RESOURCES

Shareholders’ equity as of September 30, 2006 was $134.3 million, compared to $112.7 million as of December 31, 2005. The primary sources of increases in capital have been retained earnings increases and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company is financially sound and able to support its growth from its retained earnings.

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose total risk-based capital ratio, Tier I risk-based capital ratio, and Tier I leverage ratio meet or exceed 10%, 6%, and 5%, respectively, are deemed to be “well-capitalized.” As of September 30, 2006 all of the Company’s capital ratios were well above the minimum regulatory requirements for a “well-capitalized” institution.

The following table compares the Company’s and Bank’s actual capital ratios at September 30, 2006, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	10.72%	10.60%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	9.63%	9.51%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	8.81%	8.70%	4.00%	5.00%

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk is included as part of Part I, Item 2 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk/Interest Rate Risk Management.”

Item 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2006. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which are designed to ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

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

Changes in Internal Controls. During the third quarter of 2006, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 10, 2005, the Orange County Superior Court dismissed all claims of KEIC against the Bank in this action on the grounds that federal courts have exclusive jurisdiction over KEIC’s claims against the Bank. KEIC has appealed the dismissal. In September 2006 the court of appeals heard arguments on the appeal and the Bank is awaiting a ruling. In addition, KEIC filed a new action against the Bank in federal court asserting the same claims. The Bank continues to vigorously defend these claims.

On or about July 27, 2006 the Bank was served with cross-claims from a number of Korean banks who are third party defendants in the federal action. Those same banks recently were allowed to file a similar cross-compliant in the Orange County Superior Court action, in response to the Bank’s cross-compliant filed against the Korean banks for indemnity. The Korean banks are Citibank Korea, Inc. (formerly known as KorAm Bank), Industrial Bank of Korea, Kookmin Bank, Korea Exchange Bank and Hana Bank (hereinafter the Korean Banks). The Korean banks allege, in both suits, various claims against the Bank and other defendants named in the lawsuits. The claims alleged against the Bank are for breach of contract, negligence, negligent misrepresentation and breach of fiduciary duty in the handling of certain documents against acceptance transactions that occurred in the years 2000 and 2001. The total amount of the claims is approximately $46.1 million plus interest and punitive damages. These claims are in addition to KEIC’s claims against the Bank in the approximate amount of $56 million originally filed in March of 2003 in state court and now pending in federal court (see above). The Bank believes that it has defenses to the claims of the Korean banks. However, if the outcome of this litigation is adverse and the Bank is required to pay significant monetary damages, the Company’s financial condition and results of operations are likely to be materially and adversely affected. Although the Bank believes that it has meritorious defenses and intends to vigorously defend these lawsuits, management cannot predict the outcome of this litigation.

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

Management does not believe that the MOU has had or will have a material impact on the Bank’s operating results or financial condition. However, if the DFI and FDIC were to determine that the Bank’s compliance with the MOU was not satisfactory, the MOU would constrain the Bank’s business. Management believes it is implementing the necessary measures to correct the identified deficiencies. However, only the FDIC and DFI have the authority to make such a determination.

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: October 25, 2006	/s/ SEON HONG KIM
Center Financial Corporation Seon Hong Kim President & Chief Executive Officer

Date: October 25, 2006	/s/ PATRICK HARTMAN
Center Financial Corporation Patrick Hartman Chief Financial Officer & Executive Vice President