Form 10-K
period 2006-12-31
CENTER FINANCIAL CORP
filed 2007-02-20
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission file number: 000-50050

CENTER FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

California	52-2380548
(State of Incorporation)	(IRS Employer Identification No.)

3435 Wilshire Boulevard, Suite 700 Los Angeles, California	90010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code—(213) 251-2222

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.

☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

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

☐  Yes    ☒  No

As of June 30, 2006, the aggregate market value of the voting stock held by nonaffiliates of the Registrant computed by reference to the reported closing sale price of $23.64 on such date was $288.3 million. Excluded from this computation are 4,325,479 shares held by all directors and executive officers as a group on that date. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of January 31, 2007 was 16,638,201.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on the current beliefs of the Company’s Management as well as assumptions made by and information currently available to Management. All statements other than statements of historical fact included in this Annual Report, including without limitation, statements under “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” regarding the Company’s financial position, business strategy and plans and objectives of Management for future operations, are forward-looking statements. Forward-looking statements often use words such as “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar meaning. Although Management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from Management’s expectations (“cautionary statements”) include fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which the Company conducts its operations, and are disclosed under “Risk Factors” and elsewhere in this Annual Report. Based upon changing conditions, or if any one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, actual results may vary materially from those expressed or implied herein. The Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I

ITEM 1. BUSINESS

GENERAL

Center Financial Corporation

Center Financial Corporation (“Center Financial”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is headquartered in Los Angeles, California. Center Financial was incorporated in April 2000 and acquired all of the outstanding shares of Center Bank (formerly California Center Bank) in October 2002. Center Financial’s principal subsidiary is Center Bank (the “Bank”). Center Financial exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries as it may acquire or establish. Currently, Center Financial’s only other direct subsidiary is Center Capital Trust I, a Delaware statutory business trust that was formed in December 2003 solely to facilitate the issuance of capital trust pass-through securities. (See Note 11 to the Financial Statements in Item 8 herein.)

Center Financial’s principal source of income is currently dividends from the Bank, but it intends to explore supplemental sources of income in the future. Expenditures, including (but not limited to) the payment of dividends to shareholders, if and when declared by the board of directors, and the cost of servicing debt, will generally be paid from such payments made to Center Financial by the Bank. The Company’s liabilities include $18.6 million in debt obligations due to Center Capital Trust I, related to capital trust pass-through securities issued by that entity.

At December 31, 2006, the Company had consolidated assets of $1.8 billion, deposits of $1.4 billion and shareholders’ equity of $140.7 million.

The Company’s and the Bank’s headquarters are located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010 and its telephone number is (213) 251-2222. Our Website address is

www.centerbank.com. As used herein, the term “Center Financial” is used to designate Center Financial Corporation only, the term the “Bank” is used to designate Center Bank and its subsidiary (CB Capital Trust) and the term the “Company” refers collectively to Center Financial Corporation, the Bank, Center Capital Trust I and the Bank’s subsidiary, CB Capital Trust (discussed below), unless the context otherwise requires.

Center Bank and Subsidiary

The Bank is a California state-chartered and Federal Deposit Insurance Company (“FDIC”) insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank provides comprehensive financial services for small to medium sized business owners, primarily in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans. The Bank’s primary market is the greater Los Angeles metropolitan area, including Los Angeles, Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has 17 full-service branch offices, 15 of which are located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all California branches as de novo branches. On April 26, 2004, the Company completed its acquisition of the Korea Exchange Bank (“KEB”) Chicago branch, the Bank’s first out-of-state branch, with a focus on the Korean-American market in Chicago. The Company assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Company opened two new branches in Irvine, California and Seattle, Washington in 2005. The Bank also operates nine Loan Production Offices (“LPOs”) in Phoenix, Seattle, Denver, Washington D.C., Las Vegas, Atlanta, Honolulu, Houston and Dallas.

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

Through its network of branch offices, the Bank provides a wide range of commercial and consumer banking services to its customers. In the past, the Bank focused primarily on Korean-American individuals and companies, but in recent years the Bank has expanded its efforts to target customers of diverse ethnic businesses. The Bank’s primary focus is on small and medium sized Korean-American businesses, professionals and other individuals in its market area, with particular emphasis on the growth of deposits and the origination of commercial and real estate secured loans and consumer banking services. The Bank offers bilingual services to its customers in English and Korean and has a network of ATM’s located in fifteen of its branch offices.

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

The Bank also participates in the SBA’s Export Working Capital Program. SBA loans are generally secured by deeds of trust on industrial buildings or retail establishments. The Bank regularly sells a portion of the guaranteed and unguaranteed portion of the SBA loans it originates. The Bank retains the obligation to service the loans and receives a servicing fee. As of December 31, 2006, the Bank was servicing $160.7 million of sold SBA loans.

As of December 31, 2006, the principal areas of focus related to the Bank’s lending activities, and the percentage of total loan portfolio composition for each of these areas, were as follows: commercial loans secured by first deeds of trust on real estate 66.9%; commercial loans 17.8%; SBA loans 3.2%; trade financing 4.3%; and consumer loans 5.0%. The Bank funds its lending activities primarily with demand deposits, savings and time deposits (obtained through its branch network) and Federal Home Loan Bank (“FHLB”) borrowings. The Bank’s deposit products include demand deposit accounts, money market accounts, and savings accounts, time certificates of deposit and fixed maturity installment savings. The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof. Like most state-chartered banks of Center Bank’s size in California, it is not currently a member of the Federal Reserve System. As of December 31, 2006, the Bank had approximately 47,000 deposit accounts with balances totaling approximately $1.4 billion. As of December 31, 2006, the Bank had $388.2 million or 27.2% in non-interest bearing demand deposits; $190.5 million or 13.3% in money market and NOW accounts; $76.8 million or 5.4% in savings accounts; $91.8 million or 6.4% in time deposits less than $100,000; and $682.1 million or 47.7% in time deposits of more than $100,000. As of December 31, 2006, the State of California had a time deposit of $75.0 million with the Bank.

The Bank also offers international banking services activities such as letters of credit, acceptances and wire transfers, and merchant deposit services, travelers’ checks, debit cards and safe deposit boxes.

The Bank provides Internet banking services to allow its customers to access their loan and deposit accounts through the Internet. Customers can obtain transaction history and account information, transfer funds between the Bank’s accounts and process bill payments. The Bank implemented real-time online Internet banking on April 2005.

The Company does not hold any patents or licenses (other than licenses required to be obtained from appropriate bank regulatory agencies), franchises or concessions. The Bank’s business is generally not seasonal. Federal, state and local environmental regulations have not had any material effect upon our capital expenses, earnings or competitive position.

For 2006, income from commercial loans secured by first deeds of trust on real estate properties, income from commercial loans, interest on investments and service charges on deposit accounts generated approximately 54.0%, 20.1%, 7.1% and 5.9%, respectively, of our total revenues. The Bank is not dependent on a single customer or group of related customers for a material portion of our deposits or loans, nor is a material portion of our loans concentrated within a single industry or group of related industries. Most of our customers are concentrated in the greater Los Angeles area but efforts have been made in the last several years to diversify the geographic risk with branches in Chicago and Seattle and LPO’s strategically located throughout the country.

The Company has not engaged in any material research activities relating to the development of new services or the improvement of existing banking services during the last three fiscal years. However, the Bank, with its officers and employees, is engaged continually in marketing activities, including the evaluation and development of new services, which enable it to retain and improve our competitive position in our service area.

Recent Developments

In October 2006, the Company announced that President and Chief Executive Officer, Mr. Seon-Hong Kim, would not seek renewal of his contract. On January 10, 2007, the board of directors of the Company named Mr. Jae Whan Yoo to the positions of President and Chief Executive Officer, replacing Mr. Kim. (See Note 13 to the Financial Statements in Item 8 herein.)

On February 5, 2007, Patrick Hartman submitted his resignation as Executive Vice President and Chief Financial Officer of Center Financial Corporation and its wholly-owned subsidiary, Center Bank. Mr. Hartman’s resignation is effective upon the filing of this Form 10K. The Company has retained Lonny D. Robinson, age 49, to serve as interim Chief Financial Officer until a permanent successor is named.

Recent Accounting Pronouncements

For information regarding the recently issued accounting standards, see Note 2, entitled “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements presented elsewhere herein.

Competition

The current banking business and intended future strategic market areas are highly competitive with respect to virtually all products and services and have become increasingly so in recent years. While the Bank’s primary market area is generally dominated by a relatively small number of major banks with many offices operating over a wide geographic area, the Bank’s direct competitors in the niche markets tend to be equal or smaller size community banks, which also focus their business strategy on the Korean-American consumers and businesses.

There is significant competition within this specific market. In the greater Los Angeles metropolitan area, the Bank’s main competitors are locally owned and operated Korean-American banks and subsidiaries of Korean banks. These competitors have branches located in many of the same neighborhoods as the Bank, provide similar types of products and services, and use the same Korean language publications and media for their marketing purposes.

A less significant source of competition in the Los Angeles metropolitan area is a small number of branches of major banks which maintain a limited bilingual staff for Korean-speaking customers. While such banks have not traditionally focused their marketing efforts on the Bank’s customer base in Southern California, the competitive influence of these major bank branches could increase in the event they choose to focus on this market. Large commercial bank competitors have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to areas of highest yield and demand. Many of the major banks operating in our market area offer certain services, which the Bank does not offer directly (some of which the Bank can offer through the use of correspondent institutions). By virtue of their greater total capitalization, such banks also have substantially higher lending limits than the Bank.

In addition to other banks, competitors include savings institutions, credit unions, and numerous non-banking institutions, such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer money market and mutual funds, wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. To the extent that the Bank is affected by more general competitive trends in the industry, those trends are towards increased consolidation and competition. Strong, unregulated competitors have entered banking markets with strategies directly targeted at the Bank’s customers. Many largely unregulated competitors are able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all-significant products. Consolidation of the banking industry has placed additional pressure on surviving community banks within the industry to streamline their operations, reduce expenses and increase revenues to remain competitive. Competition has also intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically, and the California market has been particularly attractive to out-of-state institutions.

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

In order to compete with the other financial services providers, the Bank provides quality, personalized, friendly service and fast decision making to better serve our customers’ needs. For customers whose loan demands exceed the Bank’s lending limit, the Bank has attempted to establish relationships with correspondent banks for the development of such loans on a participation basis. The Bank also maintains an international trade finance department to meet the growing needs of the business communities within our niche market. In order to compete on the technological front, the Bank offers Internet banking services to allow its customers to access their loan and deposit accounts through the Internet. Customers can obtain transaction history and account information, transfer funds between bank accounts and process bill payments.

The market for the origination of SBA loans is highly competitive. With respect to the origination of SBA loans, the Bank competes with other small, mid-size and major banks in the geographic areas in which our full service branches are located. The Bank also has nine LPOs, all of which emphasize SBA loans. Because these loans are largely broker-driven, the Bank also competes with banks located outside of our immediate geographic area. As the Bank has been designated a Preferred SBA Lender with the full loan approval authority on behalf of the SBA, our LPOs are able to provide a faster response to loan requests than competitors that are not Preferred SBA Lenders. In order to compete in this highly competitive market, the Bank places greater emphasis on making SBA loans to minority-owned businesses.

Unlike the market for the origination of SBA loans, the secondary market for SBA loans is currently a seller’s market. To date, the Bank has had no difficulty in the resale of SBA loans within the secondary market. However, there is no assurance that this condition will continue to last or that the secondary market for SBA loans will be available in the future.

Employees

As of December 31, 2006, the Bank had 344 full-time equivalent employees.

Supervision and Regulation

Both federal and state law extensively regulates bank holding companies. These regulations are intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders. The following is a summary of particular statutes and regulations affecting Center Financial and Center Bank. This summary is qualified in its entirety by the statutes and regulations.

Regulation of Center Financial Corporation Generally

Center Financial’s stock is traded on the NASDAQ Global Market under the symbol CLFC, and as such the Company is subject to NASDAQ rules and regulations including those related to corporate governance. Center Financial is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”), which requires us to file annual, quarterly, current and other reports with the SEC. The Company is also subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in Center Financial’s common stock and short-swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements to the Company’s principal shareholders promulgated by the SEC under Section 13 of the Exchange Act.

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

The Federal Reserve Board also has the authority to regulate bank holding companies’ debt, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the Federal Reserve Board may require a bank holding company to file written notice and obtain its approval prior to purchasing or redeeming our equity securities, unless certain conditions are met.

Regulation of Center Bank Generally

As a California state-chartered bank whose accounts are insured by the FDIC up to the maximum limits thereof, the Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (“DFI”) and the FDIC. In addition, while the Bank is not a member of the Federal Reserve System, the Bank is subject to certain regulations of the Federal Reserve Board. The regulations of these agencies govern most aspects of our business, including the making of periodic reports, and activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas. Supervision, legal action and examination by the FDIC are generally intended to protect depositors and are not intended for the protection of shareholders.

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government and the policies of the regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

Center Financial and Center Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries. Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of supplemental capital elements, that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the statements of financial condition as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2006 and 2005, the Bank’s Total Risk-Based Capital Ratios were 10.46% and 10.78%, respectively, and its Tier 1 Risk-Based Capital Ratios were 9.37% and 9.72%, respectively. As of December 31, 2006 and 2005, the Company’s consolidated Total Risk-Based Capital Ratios were 10.54% and 10.76%, respectively, and its Tier 1 Risk-Based Capital Ratios were 9.45% and 9.70%, respectively.

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

The FDIC and Federal Reserve Board risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. The BIS has been working for a number of years on revisions to the 1988 capital accord and in June 2004 released the final version of its proposed new capital framework, with an update in November 2005 (“BIS II”). BIS II provides two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced” or “A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. BIS II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. In September 2006, the agencies issued a notice of proposed rulemaking setting forth a definitive proposal for implementing BIS II in the United States that would apply only to internationally active banking organizations—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more—but that other U.S. banking organizations could elect but would not be required to apply. In December 2006 the agencies issued a notice of proposed rulemaking describing proposed amendments to their existing risk-based capital guidelines to make them more risk-sensitive, generally following aspects of the standardized approach of BIS II. These latter proposed amendments, often referred to as “BIS I-A”, would apply to banking organizations that are not internationally active banking organizations subject to the A-IRB approach for internationally active banking organizations and do not “opt in” to that approach. The comment periods for both of the agencies’ notices of proposed rulemakings expire on March 26, 2007. The agencies have indicated their intent to have the A-IRB provisions for internationally active U.S. banking organizations first become effective in March 2009 and that those provisions and the BIS I-A provisions for others will be implemented on similar timeframes.

Center Financial is not an internationally active banking organization and has not made a determination as to whether, as a stand-alone institution, it would opt to apply the A-IRB provisions applicable to internationally active U.S. banking organizations once they become effective.

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate such institutions and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banking institutions must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set, however, higher capital requirements when an institution’s particular circumstances warrant. As of December 31, 2006, all Center Financial’s regulatory ratios exceeded regulatory minimums.

On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements that could qualify as Tier I capital would be limited to 25 percent of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 11.5% of the Company’s Tier I capital.

The following table sets forth Center Financial’s and the Bank’s capital ratios at December 31, 2006 and 2005:

Risk Based Ratios

	2006		2005
	Center Financial Corporation	Center Bank	Center Financial Corporation	Center Bank
Total Capital (to Risk-Weighted Assets)	10.54%	10.46%	10.76%	10.78%
Tier 1 Capital (to Risk-Weighted Assets)	9.45%	9.37%	9.70%	9.72%
Tier 1 Capital (to Average Assets)	8.62%	8.55%	8.21%	8.22%

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have defined by regulation the following five capital categories: “Well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%). As of December 31, 2006 and 2005, Center Bank was deemed “well capitalized” for regulatory purposes. A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank “undercapitalized.” Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). “Significantly undercapitalized” banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities and prohibitions on paying bonuses or increasing compensation to senior executive officers without FDIC approval. Even more severe restrictions apply to critically undercapitalized banks. Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized, the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

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

Premiums for Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Center Bank paid no deposit insurance assessments on its deposits under the risk-based assessment system utilized by the FDIC through December 31, 2006. In November 2006 the FDIC adopted a new risk-based insurance assessment system effective January 1, 2007 designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system is expected to result in increased annual assessments on the deposits of Center Bank of 5 to 7 basis points per $100 of domestic deposits. An FDIC credit available to Center Bank for prior contributions is expected to offset the assessments for 2007 and may offset some or all assessments thereafter. Significant increases in the insurance assessments of our Bank will increase our costs once the credit is fully utilized.

In addition, banks must pay an amount, which fluctuates but is currently 1.22 cents per $100 of insured deposits, for the first quarter of 2007, towards the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. Recently enacted legislation potentially could affect the premium in the future.

Community Reinvestment Act

Center Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate-income neighborhoods. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” Center Bank was last examined for CRA compliance in 2006 and received a “satisfactory” CRA Assessment Rating.

Other Consumer Protection Laws and Regulations

Bank regulatory agencies are increasingly focusing attention on compliance with consumer protection laws and regulations. Examination and enforcement has become intense, and banks have been advised to carefully monitor compliance with various consumer protection laws and related regulations. The Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in home mortgage lending describing three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact. In addition to CRA and fair lending requirements, Center Bank is subject to numerous other federal consumer protection statutes and regulations. Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, Center Bank may incur additional compliance costs or be required to expend additional funds for investments in the local communities it serves.

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

The changes effected by the Interstate Banking Act and California laws have increased competition in the environment in which Center Bank operates to the extent that out-of-state financial institutions directly or indirectly enter Center Bank’s market areas. It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry. While many large out-of-state banks have already entered the California market as a result of this legislation, it is not possible to predict the precise impact of this legislation on Center Bank and Center Financial and the competitive environment in which they operate.

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

To fulfill the requirements, the Bank expanded its BSA Compliance Department and intensified due diligence procedures concerning the opening of new accounts. The Bank also implemented new systems and procedures to identify suspicious activity reports and report to the Financial Crimes Enforcement Network (“FINCEN”). The cost of additional staff in the BSA Compliance Department and the system enhancement described above was reflected in the statements of operations for the years ended December 31, 2006, 2005 and 2004.

The Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) was enacted to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of disclosures pursuant to the securities laws. Sarbanes-Oxley includes important new requirements for public companies in the areas of financial disclosure, corporate governance, and the independence, composition and responsibilities of audit committees. Among other things, Sarbanes-Oxley mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. In addition, penalties for non-compliance with the Exchange Act were heightened. SEC rules promulgated pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management, and include extensive additional disclosure, corporate governance and other related rules. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Company has incurred, and expects to continue to incur, significant costs in connection with its compliance with Sarbanes-Oxley, particularly with Section 404 thereof, which requires management to undertake an assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting and requires the Company’s auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls. SOX 404 compliance expenses, paid to third parties, were approximately $314,000, $287,000 and $835,000 for 2006, 2005 and 2004, respectively.

Memorandum of Understanding

On May 10, 2005, Center Bank entered into a memorandum of understanding (the “MOU”) with the FDIC and the DFI. The MOU is an informal administrative agreement primarily concerning the Bank’s compliance with Bank Secrecy Act (“BSA”) regulations. In accordance with the MOU, the Bank agreed to (i) implement a written action plan, policies and procedures, and comprehensive independent compliance testing to ensure compliance with all BSA-related rules and regulations; (ii) correct any apparent BSA violations previously disclosed by the FDIC; (iii) develop the expertise to ensure that generally accepted accounting principles and regulatory reporting guidelines are observed in all of the Bank’s financial transactions and reporting; and (iv) furnish written quarterly progress reports to the FDIC and the DFI detailing the form and manner of any actions taken to secure compliance with the memorandum and the results thereof. The MOU will remain in effect until modified or terminated by the FDIC and DFI and may have the effect of limiting or delaying the Bank’s ability or plans to expand.

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

Poor economic conditions or natural disasters in California may cause us to suffer higher default rates on our loans.

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

Approximately $1.0 billion or 66.9% of the Bank’s loan portfolio as of December 31, 2006, and $776.7 million or 62.8% of the Bank’s loan portfolio as of December 31, 2005, were concentrated in commercial real estate loans. Of this amount, $279.2 million represented loans secured by industrial buildings, and $184.5 million represented loans secured by retail shopping centers as of December 31, 2006. Although commercial loans generally provide for higher interest rates and shorter terms than single-family residential loans, such loans generally involve a higher degree of risk, as the ability of borrowers to repay these loans is often dependent upon the profitability of the borrowers’ businesses. An increase in the percentage of Nonperforming assets in commercial real estate, commercial and industrial loan portfolios may have a material impact on the Bank’s financial condition and results of operations, by reducing the Bank’s income, increasing the Bank’s expenses, and leaving less cash available for lending and other activities.

As the primary collateral for many of the Bank’s loans rests on commercial real estate properties, a downturn in real estate values in the greater Southern California region could negatively impact us by providing us with decreased collateral values in the Bank’s loan portfolio. In the early 1990s, the entire state of California experienced an economic recession, particularly impacting real estate values that resulted in increases in the level of delinquencies and losses for many of the state’s financial institutions. If any similar real estate recession affecting the Bank’s market areas should occur in the future, the security for many of the Bank’s loans could be reduced and the ability of many of the Bank’s borrowers to pay could decline. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding, could impair the value of the collateral the Bank holds for real estate secured loans and negatively impact the Bank’s results of operations. The Southern California real estate market ended 2006 with declining prices and a slower sales pace. If real estate sales and appreciation continue to weaken, the Bank might experience an increase in the percentage of Nonperforming assets in its commercial real estate and commercial and industrial loan portfolios. Such an increase may have a material impact on the Bank’s financial condition and results of operations, by reducing the Bank’s income, increasing the Bank’s expenses, and leaving less cash available for lending and other activities.

The Bank has not experienced any deterioration in the commercial real estate loan portfolio during 2006. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition —Nonperforming Assets”).

The Bank may incur additional costs for environmental clean up.

The cost of cleaning up, paying damages or penalties associated with environmental problems could increase the Bank’s operating expenses. If a borrower defaults on a loan secured by real property, the Bank will often purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. The Bank also could be compelled to assume the management responsibilities of commercial properties whose owners have defaulted on their loans. The Bank also leases premises for its branch operations and corporate office in locations where environmental problems may exist. Although the Bank has lending and facility leasing guidelines intended to identify properties with an unreasonable risk of contamination, hazardous substances may exist on some of these properties. As a result, environmental laws could force the Bank to clean up the hazardous waste located on these properties (at the Bank’s expense) and cost might exceed their fair market value. Further, even if environmental laws did not hold the Bank responsible for the environmental clean up of such properties, it might be difficult or impossible to sell properties until the environmental problems were remediated.

The Bank may experience loan losses in excess of its allowance for loan losses.

The Bank maintains an allowance for loan losses at a level it believes is adequate to absorb any inherent losses in the loan portfolio. However, changes in economic, operating and other conditions, including changes in interest rates that are beyond the Bank’s control may cause its actual loan losses to exceed current allowance estimates. If the actual loan losses exceed the allowance for loan losses, it would aversely affect the Bank’s business. In addition, the FDIC and the California Department of Financial Institutions, as part of their supervisory functions, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to increase its provision for loan losses or to recognize further loan losses, based on their judgments, which may be different from those of the Bank’s management. Any increase in the allowance required by the FDIC or the Department of Financial Institutions could also adversely affect the Bank’s business.

The Bank tries to limit the risk that borrowers will fail to repay loans by carefully underwriting the loans. Losses nevertheless occur. The Bank establishes a loan loss allowance for probable losses inherent in the loan portfolio as of the statements of financial condition date. The Bank bases allowance on estimates of the following:

•	industry standards;

•	historical loss experience;

•	evaluation of current economic conditions;

•	assessment of risk factors for loans with exposure to the economies of southern California and Pacific Rim countries;

•	regular reviews of the quality mix and size of the overall loan portfolio;

•	regular reviews of delinquencies; and

•	the quality of the collateral underlying the Bank’s loans.

The Bank may have difficulty managing its growth.

The Bank’s total assets have increased to $1.8 billion as of December 31, 2006, from $1.7 billion and $1.3 billion as of December 31, 2005 and 2004, respectively. The Bank opened on average, two new branch offices from 2002 through 2005. The Bank intends to investigate other opportunities to open additional branches that would complement the Bank’s existing business as such opportunities may arise; however, the Bank can provide no assurance that it will be able to identify additional locations or open additional branches.

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

Banking companies’ earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets, such as loans and investment securities. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by the monetary policies of the Federal Reserve Board, the international interest rate environment, as well as by economic, regulatory and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of Nonperforming assets. Many of these factors are beyond the Bank’s control. Fluctuations in interest rates affect the demand of customers for products and services. The Bank is subject to interest rate risk to the degree that interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than interest-earning assets. Given current volume and mix of interest-bearing liabilities and interest-earning assets, interest rate spread could be expected to decrease during times of rising interest rates and, conversely, to increase during times of falling interest rates. Therefore, significant fluctuations in interest rates may have an adverse or a positive effect on results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk.”

All of the Bank’s lending involves underwriting risks, especially in a competitive lending market.

At December 31, 2006, commercial real estate loans represented 66.9% of the Bank’s total loan portfolio; commercial lines and term loans to businesses represented 17.8% of the bank’s total loan portfolio; and SBA loans represented 3.2% of the bank’s total loan portfolio.

Real estate lending involves risks associated with the potential decline in the value of underlying real estate collateral and the cash flow from income producing properties. Declines in real estate values and cash flows can be caused by a number of factors, including adversity in general economic conditions, rising interest rates, changes in tax and other governmental and other policies affecting real estate holdings, environmental conditions, governmental and other use restrictions, development of competitive properties, and increasing vacancy rates. The Bank’s dependence on commercial real estate loans increases the risk of loss both in the Bank’s loan portfolio and with respect to any other real estate owned when real estate values decline. The Bank seeks to reduce risk of loss through underwriting and monitoring procedures.

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

The banking business in the Bank’s current and intended future market areas is highly competitive with respect to virtually all products and services. While the Bank’s primary market area is generally dominated by a relatively small number of major banks with many offices operating over a wide geographic area, competitors also include several locally owned and operated Korean-American banks and their subsidiaries. These other banks have branches located in many of the same neighborhoods as the Bank, provide similar types of products and services and use the same Korean language publications and media for their marketing purposes. There is a high level of competition within this specific market. While major banks have not historically focused their marketing efforts on the Korean-American customer base in Southern California, their competitive influence could increase in the future. Such banks have substantially greater lending limits than the Bank, offer certain services the Bank cannot, and often operate with “economies of scale” that result in lower operating costs than the Bank on a per loan or per asset basis. In addition to competitive factors impacting the bank’s specific market niche, the Bank is affected by more general competitive trends in the banking industry, including intra-state and interstate consolidation, competition from non-bank sources and technological innovations. Many of the Bank’s competitors have advantages conducting certain businesses and providing certain services, and there can be no assurance that the Bank will be able to compete successfully.

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

Center Financial might not be able to continue to pay cash dividends in the future.

As a banking holding company, which currently has no significant assets other than the Company’s equity interest in Center Bank, Center Financial’s ability to pay dividends depends on the dividends it receives from Center Bank. The dividend practice of Center Bank depends on its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by its board of directors at that time. In addition, during any period in which Center Financial has deferred payment of interest otherwise due and payable on its subordinated debt securities, it may not make any dividends or distributions with respect to our capital stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

Center Financial paid quarterly cash dividends of 4 cents per share in 2006, 2005 and 2004 and currently plans to continue to pay cash dividends on a quarterly basis. However, the amount of any such dividend will be determined each quarter by our board of directors in its discretion, based on the factors described in the previous paragraph. No assurance can be given that future performance will justify the payment of dividends in any particular quarter. As a legal entity separate and distinct from its subsidiaries, substantially all of Center Financial’s revenue and cash flow, including funds available for the payment of dividends and other operating expenses, is dependent upon the payment of dividends from its subsidiaries. Dividends payable to Center Financial by Center Bank are restricted under California and federal laws and regulation. See “Item 5. Market for Common Equity and Related Shareholder Matters—Dividends.”

The Bank has specific risks associated with Small Business Administration loans.

The Bank realized $3.3 million, $2.5 million, and $4.2 million in 2006, 2005 and 2004, respectively, in gains recognized on secondary market on sales of SBA loans. The Bank has regularly sold the guaranteed and unguaranteed portions of these loans in the secondary market in previous years. The Bank can provide no assurance that it will be able to continue originating these loans, or that a secondary market will exist for, or that it will continue to realize premiums upon the sale of the SBA loans. The federal government presently guarantees 75% to 80% of the principal amount of each qualifying SBA loan. The Bank can provide no assurance that the federal government will maintain the SBA program, or if it does, that such guaranteed portion will remain at its current funding level. Furthermore, the Bank can provide no assurance that it will retain the preferred lender status, which, subject to certain limitations, allows it to approve and fund SBA loans without the necessity of having the loan approved in advance by the SBA, or that if it does, the federal government will not reduce the amount of such loans. The Bank believes that the SBA loan portfolio does not involve more than a normal risk of collectibility. However, since the Bank has sold some of the guaranteed portions of the SBA loan portfolio, the Bank incurs a pro rata credit risk on the non-guaranteed portion of the SBA loans since the Bank shares pro rata with the SBA in any recoveries. In the event of default on an SBA loan, pursuit of remedies against a borrower subject to SBA approval, and where the SBA establishes that its loss is attributable to deficiencies in the manner in which the loan application has been prepared and submitted, the SBA may decline to honor its guarantee with respect to the SBA loans or it may seek the recovery of damages from the Bank. The SBA has never declined to honor its guarantees with respect to its SBA loans, although no assurance can be given that the SBA would not attempt to do so in the future. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio—Small Business Administration (SBA) Loans.”)

Center Financial’s and Bank’s directors and executive officers control a large amount of the Company’s stock and shareholders’ interests may not always be the same as those of the board and management.

As of December 31, 2006, the Company’s directors and executive officers together with their affiliates beneficially owned approximately 25.2% of Company’s outstanding voting stock (not including vested option shares). As a result, if all of these shareholders were to take a common position, they would be able to significantly affect the election of directors as well as the outcome of most corporate actions requiring shareholder approval, such as the approval of mergers or other business combinations. Such concentration may also have the effect of delaying or preventing a change in control of Center Financial.

In some situations, the interests of Center Financial’s directors and executive officers may be different from the shareholders. However, Center Financial’s board of directors and executive officers have a fiduciary duty to act in the best interests of the shareholders, rather than in their own best interests, when considering a proposed business combination or any of these types of matters.

Provisions contained in Center Financial’s Articles of Incorporation will delay or prevent a change in control of the Company or its management.

These provisions include:

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

The Company is involved in litigation.

From time to time, the Company is involved in litigation. If litigation arises against us, the Company will vigorously enforce and defend its rights. Litigation may result in significant expense to us and divert the efforts of the Company’s management personnel from their day-to-day responsibilities. In addition, in the event of an adverse result in litigation, the Company could also be required to pay substantial damages. The Bank is currently a party to a lawsuit entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. As a result, the Company’s defense of this lawsuit, regardless of its eventual outcome, will likely be costly and time consuming. For a more detailed discussion of this lawsuit, see “Item 3. Legal Proceedings.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Properties

The Company’s headquarters are located at 3435 Wilshire Boulevard, Los Angeles, California 90010. The Bank leases approximately 23,000 square feet, which includes a ground floor branch and administrative offices located on the seventh floor of the building. The lease term expires in 2011. The Bank has an option to renew the lease for an additional five years after expiration of the current lease.

As of December 31, 2006, the Bank operated full-service branches at thirteen leased locations (including the branch described in the previous paragraph). Expiration dates of the bank’s leases range from September 2007 to September 2019. Certain properties currently leased have renewal options, which could extend the use of the facility for additional specified terms. In the opinion of Management, all properties are adequately covered by insurance and existing facilities are considered adequate for present and anticipated future use.

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

In March 2003, the Bank was served with a complaint filed by Korea Export Insurance Corporation (“KEIC”) in Orange County, California Superior Court, entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. KEIC is seeking to recover alleged losses from a number of parties involved in international trade transactions that gave rise to bills of exchange financed by various Korean banks but not ultimately paid. KEIC is seeking to recover damages of approximately $56 million from the Bank based on a claim that, in its capacity as a presenting bank for these bills of exchange, the Bank acted negligently in presenting and otherwise handling trade documents for collection.

In November 2005, the Orange County Superior Court dismissed all claims of KEIC against the Bank in this action on the grounds that federal courts have exclusive jurisdiction over KEIC’s claims against the Bank. KEIC appealed the dismissal. In response to that judgment of dismissal, KEIC filed a new action against the Bank in federal court asserting the same claims. That federal court action has now been stayed. In December 2006, the Court of Appeals reversed the Orange County Superior Court’s judgment of dismissal and ordered the case remanded back to Orange County Superior Court for trial. Center Bank has filed a petition for review to the California Supreme Court.

In July 2006, the Bank was served with cross-claims from a number of Korean banks who are third party defendants in the federal action. Those same banks recently were allowed to file a similar cross-complaint in the Orange County Superior Court action, in response to the Bank’s cross-complaint filed against the Korean banks for fraud and indemnity. The Korean banks are Citibank Korea, Inc. (formerly known as KorAm Bank), Industrial Bank of Korea, Kookmin Bank, Korea Exchange Bank and Hana Bank (hereinafter the Korean Banks). The Korean Banks allege, in both suits, various claims against the Bank and other defendants named in the lawsuits. The claims alleged against the Bank are for breach of contract, negligence, negligent misrepresentation and breach of fiduciary duty in the handling of certain documents against acceptance transactions that occurred in the years 2000 and 2001. The total amount of the claims is approximately $46.1 million plus interest and punitive damages. These claims involve bills of exchange transaction losses which were not paid by KEIC and are in addition to KEIC’s claims against the Bank in the approximate amount of $56 million originally filed in March of 2003 in state court and now pending in federal court (see above). The Bank believes that it has meritorious defenses to the claims of the Korean Banks. However, if the outcome of this litigation is adverse and the Bank is required to pay significant monetary damages, the Company’s financial condition and results of operations are likely to be materially and adversely affected. Although the Bank believes that it has meritorious defenses and intends to vigorously defend these lawsuits, management cannot predict the outcome of this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading History

Center Financial’s common stock has been listed on the NASDAQ Global Market since October 29, 2002 (the day after the completion of the holding company reorganization). The information in the following table indicates the high and low “bid” and “asked” quotations and approximate volume of trading for the Company’s common stock for the periods indicated, based upon information provided by the NASDAQ Stock Market, LLC.

Calendar Quarter Ended	Bid and ask Quotation of the Company’s Common Stock		Approximate Trading Volume
	High	Low
March 31, 2005	$18.67	$17.52	7,043,000
June 30, 2005	25.49	24.78	7,968,500
September 30, 2005	23.89	23.25	6,505,000
December 31, 2005	25.80	25.01	3,507,800
March 31, 2006	24.37	24.00	3,606,500
June 30, 2006	24.00	23.45	4,828,800
September 30, 2006	24.47	23.74	3,884,000
December 31, 2006	24.25	23.88	3,032,200

Holders

As of January 31, 2007, there were approximately 126 shareholders of record of the common stock, and about 1,387 street name holders.

Dividends

As a bank holding company, which currently has no significant assets other than its equity interest in Center Bank, Center Financial’s ability to pay dividends primarily depends upon the dividends received from the Bank. The dividend practice of Center Bank, like the Company’s dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by Center Bank’s board of directors at that time.

Beginning in October 2003, Center Financial commenced a new dividend policy paying quarterly cash dividends to its shareholders. In accordance with this policy, Center Financial paid a cash dividend of 4 cents per share in April 2006, July 2006, October 2006 and January 2007, respectively. Center Financial plans to continue to pay quarterly cash dividends in the future, provided that such dividends allow it to continue to meet regulatory capital requirements and are not overly restrictive to its growth capacity. However, no assurance can be given that future earnings and/or growth expectations in any given year will justify the payment of such a dividend and any such dividend will be at the sole discretion of Center Financial’s board of directors.

Center Bank’s ability to pay cash dividends is also subject to certain legal limitations. Under California law, banks may declare a cash dividend out of their net profits up to the lesser of retained earnings or the net income for the last three fiscal years (less any distributions made to shareholders during such period), or with the prior written approval of the Commissioner of Financial Institutions, in an amount not exceeding the greatest of (i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year or (iii) the net income of the Bank for its current fiscal year. In addition, under federal law, banks are prohibited from paying any dividends if after making such payment they would fail to meet any of the minimum regulatory capital requirements. The federal regulators also have the authority to prohibit banks from engaging in any business practices which are considered to be unsafe or unsound, and in some circumstances the regulators might prohibit the payment of dividends on that basis even though such payments would otherwise be permissible.

Center Financial’s ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows dividends to the company’s shareholders if the company’s retained earnings equal at least the amount of the proposed dividend. If the company does not have sufficient retained earnings available for the proposed dividend, the company may still pay a dividend to the company’s shareholders if it meets two conditions after giving effect to the dividend. Those conditions are generally as follows: (i) the company’s assets (exclusive of goodwill and deferred charges) would equal at least 1 1/4 times the company’s liabilities; and (ii) the company’s current assets would equal at least the company’s current liabilities or, if the average of the company’s earnings before taxes on income and before interest expense for two preceding fiscal years was less than the average of the company’s interest expense for such fiscal years, then the company’s current assets must equal at least 1 1/4 times the company’s current liabilities. In addition, during any period in which Center Financial has deferred payment of interest otherwise due and payable on its subordinated debt securities, it may not make any dividends or distributions with respect to its capital stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2006 with respect to options outstanding and available under our 2006 Stock Incentive Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Option	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining for Future Issuance
Equity compensation plans approved by security holders	473,593	$15.33	2,670,290

Issuer Purchase of Equity Securities

None.

Performance Graph

The graph below compares the yearly percentage change in cumulative total shareholders’ return on the Company’s stock with the cumulative total return of (i) the Nasdaq market index; (ii) all banks and bank holding companies listed on Nasdaq; and (iii) an index comprised of banks and bank holding companies located throughout the United States with total assets of between $1 billion and $5 billion. The latter two peer group indexes were compiled by SNL Financial of Charlottesville, Virginia. The Company reasonably believes that the members of the third group listed above constitute peer issuers for the period from December 31, 2001 through December 31, 2006. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future price performance.

Inasmuch as the Company did not acquire the outstanding shares of the Bank until October 2002, the information contained in the Performance Graph for part of 2002 and for prior years is for the Bank’s stock. As of the effective date of the holding company reorganization (October 28, 2002), each outstanding share of common stock of the Bank was converted into one outstanding share of common stock of the Company.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Center Financial Corporation	100.00	146.72	324.65	482.94	611.18	586.25
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL $1B-5B Bank Index	100.00	115.44	156.98	193.74	190.43	220.36
SNL NASDAQ Bank Index	100.00	102.85	132.76	152.16	147.52	165.62

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

	As of and For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except share data)
STATEMENTS OF OPERATIONS:
Interest income	$124,729	$92,825	$57,508	$41,712	$36,583
Interest expense	53,319	29,467	15,381	11,643	11,044

Net interest income before provision for loan losses	71,410	63,358	42,127	30,069	25,539
Provision for loan losses	5,666	3,370	3,250	2,000	2,100

Net interest income after provision for loan losses	65,744	59,988	38,877	28,069	23,439
Noninterest income	22,226	20,531	20,558	16,552	13,788
Noninterest expense	45,327	40,825	36,823	26,031	20,551

Income before income tax expense	42,643	39,694	22,612	18,590	16,676
Income tax expense	16,485	15,091	8,388	6,798	6,245

Net income	$26,158	$24,603	$14,224	$11,792	$10,431

SHARE DATA:
Net income per share
Basic	$1.58	$1.50	$0.88	$0.75	$0.70
Diluted	1.57	1.48	0.86	0.73	0.68
Weighted average common shares outstanding:(1)
Basic	16,535,189	16,375,823	16,157,581	15,675,650	14,921,998
Diluted	16,666,768	16,702,023	16,525,865	16,184,253	15,347,120
STATEMENTS OF FINANCIAL CONDITION:
Total assets	$1,843,312	$1,661,003	$1,338,114	$1,027,366	$818,624
Total Investment securities	159,504	236,075	168,423	125,516	156,739
Net loans(2)	1,537,176	1,219,149	1,010,473	717,008	521,217
Total deposits	1,429,399	1,480,556	1,165,536	867,865	727,020
Total shareholders’ equity	140,734	112,714	90,720	78,261	65,284

(1)	As adjusted to give retroactive effect to stock splits and dividends.
(2)	Net loans represent total gross loans less the allowance for loan losses, deferred fees, and discount on SBA loans.

	As of and For the Year Ended December 31,
	2006	2005	2004	2003	2002
PERFORMANCE RATIOS:
Return on average assets(1)	1.53%	1.69%	1.22%	1.33%	1.55%
Return on average equity(2)	20.66	24.04	16.89	16.47	18.15
Net interest spread(3)	3.36	3.90	3.39	3.11	3.37
Net interest margin(4)	4.53	4.77	3.98	3.72	4.15
Efficiency ratio(5)	48.41	48.67	58.74	55.84	52.26
Net loans to total deposits at period end	107.54	82.34	86.70	82.62	71.69
CAPITAL RATIOS
Leverage capital ratio
Consolidated Company	8.62%	8.21%	9.13%	10.87%	9.63%
Center Bank	8.55	8.22	9.09	10.83	9.60
Tier 1 risk-based capital ratio
Consolidated Company	9.45	9.70	9.59	11.77	10.50
Center Bank	9.37	9.72	9.52	11.72	10.47
Total risk-based capital ratio
Consolidated Company	10.54	10.76	10.62	12.86	11.60
Center Bank	10.46	10.78	10.54	12.81	11.58
ASSET QUALITY RATIOS
Non-performing loans to total loans(6)	0.21%	0.24%	0.34%	0.46%	0.46%
Non-performing assets(7) to total loans and other real estate owned	0.21	0.24	0.34	0.46	0.46
Net (recoveries) charge-offs to average total loans	0.16	0.06	0.09	(0.01)	0.19
Allowance for loan losses to total gross loans	1.12	1.12	1.10	1.21	1.28
Allowance for loan losses to non-performing loans	534	471	327	265	278

[1]	Net income divided by average total assets.
[2]	Net income divided by average shareholders’ equity.
[3]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
[4]	Represents net interest income as a percentage of average interest-earning assets.
[5]	Represents the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income.
[6]	Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more and restructured loans.
[7]	Nonperforming assets consist of nonperforming loans and other real estate owned.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management’s analysis of the Company’s financial condition and results of operations as of, and for each of the years in the three-year period ended December 31, 2006, and include the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with the financial statements of the Company and the notes related thereto which appear elsewhere in this Form 10-K Annual Report (See Item 8 below). All share and per share information set forth herein has been adjusted to reflect stock splits and stock dividends declared by the Company from time to time, including the two-for-one stock split paid on March 2, 2004.

Critical Accounting Policies

Accounting estimates and assumptions discussed in this section are those that the Company considers to be the most critical to an understanding of its financial statements because they inherently involve significant judgments and uncertainties. The financial information contained in these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. These critical accounting policies are those that involve subjective decisions and assessments and have the greatest potential impact on the Company’s results of operations. Management has identified its most critical accounting policies to be those relating to the following: investment securities, loan sales, allowance for loan losses, interest rate swaps and share-based compensation. The following is a summary of these accounting policies. In each area, the Company has identified the variables most important in the estimation process. The Company has used the best information available to make the estimations necessary to value the related assets and liabilities. Actual performance that differs from the Company’s estimates and future changes in the key variables could change future valuations and impact net income.

Investment Securities

Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on the Bank’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas for available-for-sale securities, they are recorded as a separate component of shareholders’ equity (accumulated comprehensive other income or loss) and do not affect earnings until realized (the Bank had no securities classified as trading for the periods included in this report). The fair values of the Bank’s investment securities are generally determined by reference to quoted market prices and reliable independent sources. The Bank is obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to the Bank’s investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. Aside from the Fannie Mae preferred stocks that were determined to be impaired and written down as of December 31, 2004, the Bank did not have any other investment securities deemed to be “other-than-temporarily” impaired as of December 31, 2006. Investment securities are discussed in more detail in Note 3 to the consolidated financial statements presented elsewhere herein.

Loan Sales

Certain Small Business Administration (“SBA”) loans that the Bank has the intent to sell prior to maturity are designated as held for sale at origination and recorded at the lower of cost or market value, on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the premium on sale of SBA loans is recognized as other operating income at the time of the sale. The remaining portion of the premium (relating to the portion of the loan retained) is deferred and amortized over the remaining life of the loan as an adjustment to yield. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are recorded based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate plus 1 to 2%. Servicing assets are amortized in proportion to and over the period of estimated future servicing income. Management periodically evaluates the servicing asset for impairment, which is the carrying amount of the servicing asset in excess of the related fair value. Impairment, if it occurs, is recognized in a write-down in the period of impairment.

Allowance for Loan Losses

The Bank’s allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Bank’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in the Bank’s markets and, in particular, the state of certain industries. Size and complexity of individual credits, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in its methodologies. As the Bank adds new products, increases the complexity of the loan portfolio and expands the geographic coverage, the Bank will enhance the methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have significant impact to the loan loss calculation. The Bank believes that its methodologies continue to be appropriate given its size and level of complexity. Detailed information concerning the Bank’s loan loss methodology is contained in “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations—Allowance for Loan Losses.”

Interest Rate Swaps

Part of the Bank’s asset and liability management strategy has included derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations. In accordance with SFAS No. 133, such interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. When such swaps qualify for hedge accounting treatment, the change in the fair value of the swaps is recorded as a component of accumulated other comprehensive income in shareholders’ equity. However, if the swaps do not qualify for hedge accounting treatment, then the change in the fair value of the swaps is recorded as a gain or loss directly to the consolidated statements of operations as a part of non-interest expense. The Company did not use hedge accounting treatment in accounting for its historical interest rate swaps. Therefore, the difference between the market and book value of these instruments is included in current earnings. During 2006, a loss of $26,000 (an increase in market value of $229,000 and net interest settlement payments of $255,000) was recognized, compared to losses of $586,000 (a decrease in market value of $306,000, loss on termination of swap of $306,000 and net interest settlement receipts of $26,000) and $235,000 (a decrease in market value of $1.8 million and net interest settlement receipts of $1.6 million) for 2005 and 2004, respectively. As of December 31, 2006, the Company had no interest rate swap agreements in place (the Company’s only remaining interest rate swap having matured in August 2006).

The Company, in compliance with SFAS No. 133, includes the swap settlement payments in noninterest expense when hedge accounting treatment is not used.

Share-based Compensation

The Company adopted SFAS No. 123R as of January 1, 2006 as discussed in Note 14 to the consolidated financial statements. SFAS No. 123R requires the Company to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment on the date of grant. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, is recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, is recognized in the Consolidated Statements of Operations on a straight-line basis over the vesting period. In determining the fair value of stock options, the Company uses the Black-Scholes option-pricing model that employs the following assumptions:

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

Executive Overview

Consolidated net income for the year ended December 31, 2006 was $26.2 million, or $1.57 per diluted share compared to $24.6 million (or $1.48 per diluted share) in 2005. The following were significant factors related to 2006 results as compared to 2005:

•

Net interest income before provision for loan losses for 2006 increased by 12.7% to $71.4 million as compared to 2005. The increase was primarily due to growth in earning assets and market rate increases. Growth in earning assets was mainly driven by organic loan production.

•

Net interest margin for 2006 declined to 4.53% compared to 4.77% in 2005. The decrease in net interest margin was mainly attributable to a change in the loan portfolio mix (a higher portion of the portfolio was fixed rate in 2006 as compared to 2005) and general rate increases in funding liabilities.

•

The Company’s efficiency ratio for 2006 remained relatively stable at 48.4% compared to 48.7% for 2005 as increased operational costs (primarily salaries and employee benefits from a full year of costs associated with the Company’s Irvine, California and Seattle, Washington branches) grew in relative proportion to net interest income and noninterest income.

•

Return on average assets and return on average equity for 2006 decreased to 1.5% and 20.7%, respectively, compared to 1.7% and 24.0% in 2005. While the return on average assets remained relatively constant, return on average equity decreased due to relatively unchanged net income and an increase in average equity from prior year’s earnings and stock options exercised during the current year.

•

The 2006 provision for loan losses increased to $5.7 million compared to $3.4 million in 2005, due primarily to loan growth, Management’s assessment of the credit risk inherent in the portfolio (based on a migration analysis and other historical factors) and net write-off.

•

On June 21, 2006, the Bank entered into a settlement with one of its insurance carriers, BancInsure, wherein BancInsure agreed to pay $3.75 million to settle its past and future obligations for legal fees under its insurance policies concerning the KEIC litigation. Approximately $1.0 million of the settlement was deferred to offset future litigation costs. Of the remaining $2.75 million, approximately $230,000 was utilized to recoup legal expenses incurred in the second quarter. The balance, approximately $2.5 million, has been reflected in noninterest income (Insurance settlement—legal fees) and represents reimbursement of legal fees associated with the KEIC litigation expensed prior to the quarter ended June 30, 2006.

The following are important factors in understanding the Company’s financial condition and liquidity:

•

Net loans grew $318.0 million or 26.1% to $1.54 billion at December 31, 2006 as compared to $1.22 billion at December 31, 2005. The growth in net loans was comprised primarily of net increases in commercial construction loans of $38.8 million, or 823.1%, real estate commercial loans of $265.8 million, or 34.2%, commercial loans of $34.2 million, or 14.1%, SBA loans of $1.5 million, or 3.1% and consumer loans of $6.1 million, or 8.5%, offset by a reduction in trade finance loans of $23.4 million, or 25.9%.

•

Total deposits decreased $51.2 million, or 3.5%, to $1.43 billion at December 31, 2006 as compared to $1.48 billion at December 31, 2005. This decrease was primarily the result of efforts to improve the performance of the earning assets and funding liabilities portfolios. These efforts included the use of other funding liabilities (e.g., FHLB borrowings) to shorten the repricing period of the interest bearing liabilities and allowing price sensitive time deposits to mature without renewal.

•	As a result of the aforementioned growth in loans and decrease in deposits, the ratio of net loans to total deposits increased to 107.5% at December 31, 2006 as compared to 82.3% at December 31, 2005.

•

The ratio of nonaccrual loans to total loans decreased to 0.21% at December 31, 2006 compared to 0.24% at December 31, 2005. The ratio of allowance for loan losses to total nonperforming loans increased to 534% at December 31, 2006, as compared to 471% at December 31, 2005, and the allowance for losses to total gross loans remained unchanged at 1.12% at December 31, 2006 and 2005. The slight decrease in nonperforming assets and growth of the loan portfolio (resulting in a higher loan loss allowance) resulted in the ratio of the allowance for loan losses to total nonperforming loans increasing to 534% as of December 31, 2006 compared to 471% as of December 31, 2005. The marginal decrease in nonperforming loans, in conjunction with the increase in loans, reflects the Company’s strong underwriting policies and continued efforts to monitor and address potential credit issues effectively.

•	Under the regulatory framework for prompt corrective action, Center Financial and the Bank continued to be “well-capitalized”.

•	The Company declared its quarterly cash dividend of $0.04 per share in March, June, September and December 2006 (or $0.16 for the year ended December 31, 2006).

•	All liquidity measures at December 31, 2006 met or exceeded the same measures at December 31, 2005.

Results of Operations

Net Interest Income

The Company’s earnings depend largely upon its net interest income, which is the difference between the income received from its loan portfolio and other interest-earning assets and the interest paid on its deposits and other funding liabilities. The Company’s net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company’s net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond the Company’s control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the Federal Reserve Board. Interest rates on deposits are affected primarily by rates charged by competitors.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and interest paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume) and (ii) changes in interest rates (rate):

	Year Ended December 31, 2006 vs. 2005 Increase (Decrease) Due to Change In			Year Ended December 31, 2005 vs. 2004 Increase (Decrease) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Earning assets:
Interest income:
Loans(1)	$18,889	$10,247	$29,136	$16,610	$16,081	32,691
Federal funds sold	146	455	601	(120)	432	312
Investments(2)	559	1,608	2,167	2,194	120	2,314

Total earning assets	19,594	12,310	31,904	18,684	16,633	35,317

Interest expense:
Deposits and borrowed funds:
Money market and super NOW accounts	(4)	2,030	2,026	201	935	1,136
Savings deposits	34	347	381	390	108	498
Time Certificates of deposits	6,114	11,506	17,620	4,094	7,528	11,622
Other borrowings	2,834	689	3,523	150	299	449
Long-term subordinated debentures	—	302	302	—	381	381

Total interest-bearing liabilities	8,978	14,874	23,852	4,835	9,251	14,086

Net interest income	$10,616	$(2,564)	$8,052	$13,849	$7,382	$21,231

[1]

Loans are net of the allowance for loan losses, deferred fees and discount on SBA loans retained. Loan fees included in loan income were approximately $1.3 million, $1.3 million and $198,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[2]	Investment yields have been computed on a tax equivalent basis for any tax-advantaged income.

Net interest income was $71.4 million, $63.4 million and $42.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The 2006 increase in net interest income of $8.1 million, or 12.7% was principally due to increases in the Company’s average gross loans ($232.3 million in 2006) and additional earnings generated from variable rate loans, offset by an increase in funding liability cost due to loans growth and rate increases due to increases by the Federal Reserve Board in its lending rates.

Net Interest Margin

The following table shows the Company’s average balances of assets, liabilities and shareholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

	For the Years Ended December 31,
	2006			2005			2004
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loan(1)	$1,340,959	$114,238	8.52%	$1,111,087	$85,102	7.66%	$868,915	$52,411	6.03%
Federal funds sold	33,286	1,575	4.73	29,316	974	3.32	48,241	662	1.37
Investments(2)	203,453	8,916	4.38	188,684	6,749	3.66	142,132	4,435	3.29

Total interest-earning assets	1,577,698	124,729	7.91%	1,329,087	92,825	6.98%	1,059,288	57,508	5.43%

Noninterest—earning assets:
Cash and due from banks	76,934			73,735			63,153
Bank premises and equipment, net	13,714			12,905			11,301
Customers’ acceptances outstanding	5,017			5,228			5,947
Accrued interest receivables	7,011			5,295			3,529
Other assets	31,502			27,232			24,743

Total noninterest-earning assets	134,178			124,395			108,673

Total assets	$1,711,876			$1,453,482			$1,167,961

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$204,535	$6,081	2.97%	$204,727	$4,055	1.98%	$192,207	$2,919	1.52%
Savings	80,219	3,044	3.79	79,210	2,663	3.36	67,501	2,165	3.21
Time certificate of deposits over $100,000	687,181	34,136	4.97	539,410	18,262	3.39	379,831	7,572	1.99
Other time certificate of deposits	98,077	4,142	4.22	86,796	2,396	2.76	78,490	1,464	1.87

	1,070,012	47,403	4.43	910,143	27,376	3.01	718,029	14,120	1.97
Other borrowed funds	83,941	4,461	5.31	26,799	938	3.50	18,484	489	2.65
Long-term subordinated debentures	18,557	1,455	7.84	18,557	1,153	6.21	18,557	772	4.09

Total interest-bearing liabilities	1,172,510	53,319	4.55	955,499	29,467	3.08%	755,070	15,381	2.04%

Noninterest-bearing liabilities:
Demand deposits	390,675			381,566			315,541

Total funding liabilities	1,563,185		3.41%	1,337,065		2.20%	1,070,611		1.44%

Other liabilities	22,050			14,093			13,111
Shareholders’ equity	126,641			102,324			84,239

Total liabilities and shareholders’ equity	$1,711,876			$1,453,482			$1,167,961

Net interest income		$71,410			$63,358			$42,127

Cost of deposits			3.25%			2.12%			1.37%

Net interest spread(3)			3.36%			3.90%			3.39%

Net interest margin(4)			4.53%			4.77%			3.98%

[1]

Loans are net of the allowance for loan losses, deferred fees and discount on SBA loans retained. Loan fees included in loan income were approximately $1.3 million, $1.3 million and $198,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[2]	Investment yields have been computed on a tax equivalent basis for any tax-advantaged income.
[3]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
[4]	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

Net interest margin for the years ended December 31, 2006, 2005 and 2004 was 4.53%, 4.77%, and 3.98%, respectively. The 24 basis point decrease in net interest margin in 2006 was primarily due to a change in the loan portfolio mix (a higher portion of the loan portfolio was fixed rate in 2006 as compared to 2005, creating less sensitivity to interest rate changes) and general rate increases in funding liabilities (e.g., increases in market rates set by the Federal Reserve Board).

The average yield on loans for 2006 increased to 8.52%, compared to 7.66% and 6.03% in 2005 and 2004, respectively, an increase of 86 and 163 basis points, respectively. These increases in 2006 and 2005 were primarily the result of increased earnings on the Company’s prime based loans as interest rates increased throughout 2005 and through the first half of 2006 (stabilizing over the remainder of 2006) and origination of new loans in 2006 and 2005 with effective yields higher than the average for the previous year.

The average yield on the investment portfolio was 4.38% in 2006, as compared to 3.66% and 3.29% in 2005 and 2004, respectively, an increase of 72 and 37 basis points, respectively. The increase in the investment portfolio yield for 2006 and 2005 was due mainly to the variable rate of return in most of the Company’s investments and increased in connection with the general rise in interest rates.

The Company’s overall cost of interest bearing liabilities increased to 4.55% in 2006 from 3.08% and 2.04% in 2005 and 2004, respectively. The increase in cost of interest bearing liabilities for 2006 was primarily due to the funding of the Company’s loans growth with FHLB borrowings, which are more sensitive to market rate increases set by the Federal Reserve Board and time deposits over $100,000 which were secured in the later half of 2005 versus funding such growth with lower cost demand, money market and NOW or savings deposits (average balances for these accounts increased only marginally in 2006 from 2005). The increase in cost of interest bearing liabilities for 2005 was primarily due to the funding of the Company’s loans growth with time deposits which are more sensitive to market rate increases set by the Federal Reserve Board and to a lesser degree with demand deposits. Average balance for money market, NOW and savings deposits increased only marginally in 2005 from 2004.

The Company’s ratio of average interest earning assets to interest bearing liabilities has remained relatively stable at 134.6%, 139.1% and 140.3% for 2006, 2005 and 2004, respectively.

Provision for Loan Losses

The Company sets aside an allowance for potential loan losses through charges to earnings, which are reflected in the consolidated statements of operations as the provision for loan losses. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that in management’s judgment is adequate to address inherent risks in the Company’s loan portfolio.

Due primarily to loan growth and net write-offs, the provision for loan losses increased to $5.7 million for the year ended December 31, 2006, compared to $3.4 million and $3.3 million for 2005 and 2004, respectively. During 2006 net charge-offs were $2.1 million as compared to $726,000 and $827,000 in 2005 and 2004, respectively. While Management believes that the allowance for loan losses of 1.12% of total loans was adequate at December 31, 2006, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below under “—Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	For the Years Ended December 31,
	2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Customer service fees	$8,181	36.81%	$9,125	44.45%	$8,569	41.68%
Fee income from trade finance transactions	3,412	15.35	3,491	17.00	3,596	17.48
Wire transfer fees	897	4.04	914	4.45	829	4.03
Gain on sale of loans	3,335	15.00	2,487	12.11	4,616	22.45
Net (loss) gain on sale of securities available for sale	(115)	(0.52)	51.25		(15)	(0.07)
Loan service fees	1,842	8.29	2,014	9.81	1,397	6.80
Insurance settlement—legal fees	2,520	11.34	—	0.00	—	0.00
Other income	2,154	9.69	2,449	11.93	1,566	7.63

Total noninterest income	$22,226	100.00%	$20,531	100.00%	$20,558	100.00%

As a percentage of average earning assets		1.41%		1.54%		1.94%

Noninterest income increased 8.3%, or $1.7 million, to $22.2 million for the year ended December 31, 2006 compared to $20.5 million for the year ended December 31, 2005. The 2006 increase in noninterest income was due to a one time insurance settlement and an increase in gain on sale of loans; offset in part by decreases in customer service fees and other income (see discussion below). For the year ended December 31, 2006 noninterest income as a percentage of average earning assets decreased to 1.41% compared to 1.54% and 1.94% for the years ended December 31, 2005 and 2004, respectively. These decreases in noninterest income as a percentage of average earning assets are the result of relatively stable noninterest income amounts over the past three years while average earning assets have increased from $1.1 billion at December 31, 2004 to $1.6 billion at December 31, 2006. The primary sources of recurring noninterest income continue to be customer service fee charges on deposit accounts, fees from trade finance transactions and gains on the sale of SBA loans.

Customer service fees decreased $944,000, or 10.3%, from 2005 to 2006, and increased $556,000, or 6.5%, from 2004 to 2005. The 2006 decrease of $944,000 was due primarily to management’s decision to close certain customer operating accounts whose activities, while generating service charges, were inconsistent with the Company’s risk management process and requirements. The decision was consistent with the Company’s intention of maintaining full compliance with all risk management polices and regulatory requirements. The 2005 increase of $556,000 in customer service fees was mainly due to an increase in Non Sufficient Funds/Returned Items (NFS/RI) fees of $1.4 million in 2005 compared to 2004. As a result of the aforementioned decreases/increases, combined with the $1.7 million increase in 2006 and the marginal decrease in 2005 of total noninterest income, customer service fees amounted to 36.8% of total noninterest income for 2006, compared to 44.5% and 41.7% in 2005 and 2004, respectively.

Fee income from trade finance transactions decreased $79,000, or 2.3%, from 2005 to 2006, and $105,000, or 2.9%, from 2004 to 2005. While Management continues efforts to increase the Company’s Asia Pacific trade, the economic slow down experienced by the United States over the past several years has eroded international trade volumes. As a result of the lower volume and related fees, combined with the $1.7 million increase in 2006 and the marginal decrease in 2005 of total noninterest income, fee income from trade finance transactions amounted to 15.3% of total noninterest income for 2006, as compared to 17.0% and 17.5% in 2005 and 2004, respectively.

The gain on loan sales increased $848,000, or 34.1%, from 2005 to 2006, and decreased $2.1 million, or 46.1% from 2004 to 2005. The Company sold guaranteed and unguaranteed SBA loans of $57.9 million and $53.2 million during 2006 and 2005, respectively. While the increase in the amount of loans sold factored into the increased gain on sale recognized in 2006, the primary cause for the increase was the larger percentage of unguaranteed portion sold in 2006 (a substantial portion of the gain generated from the sale of unguaranteed loans occurs from the recognition of the deferred gain that resulted from the sale of the guaranteed portion). The primary factor in the decrease in the gain on sale of loans from 2004 to 2005 was the amount of loans sold ($53.2 million in 2005 versus $71.8 million in 2004). As a result of the changes in volume and loan mix, combined with the $1.7 million increase in 2006 and the marginal decrease in 2005 of total noninterest income, the gain on sale of loans amounted to 15.0% of total noninterest income for 2006, compared to 12.1% and 22.5% in 2005 and 2004, respectively.

Loan service fees decreased $172,000, or 8.5%, from 2005 to 2006, and increased $617,000, or 44.2%, from 2004 to 2005. The decrease in 2006 was due primarily to lower servicing fees earned as the amortization of the servicing asset increased from rising prepayments. The increase in 2005 was due primarily to higher loan growth in 2005 than in 2004 and to a lesser degree growth in the servicing portfolio. As a result of these factors, combined with the $1.7 million increase in 2006 and the marginal decrease in 2005 of total noninterest income, other loan related service fees amounted to 8.3% of total noninterest income for 2006, compared to 9.8% and 6.8% in 2005 and 2004, respectively.

Insurance settlement—legal fees represent a settlement with our insurance carrier regarding coverage of legal fees associated with our ongoing litigation with KEIC. The total settlement amounted to $3.75 million of which approximately $1.0 million was designated to offset future litigation expenses. Of the remaining $2.75 million, approximately $230,000 was utilized to recoup expenses incurred in the second quarter of 2006. The balance, approximately $2.5 million, was recognized as other income and represents reimbursement of legal fees expensed prior to the quarter ended June 30, 2006.

Other income decreased $295,000, or 12.0%, from 2005 to 2006, and increased $883,000, or 56.4%, from 2004 to 2005. The decrease in 2006 was attributable primarily to litigation settlements that approximated $850,000 in 2005 offset in part by an increase in fees earned from Travelers Express of approximately $350,000. The $850,000 litigation settlement was also the primary cause for the increase in other income in 2005. As a result of these factors, combined with the $1.7 million increase in 2006 and the marginal decrease in 2005 of total noninterest income, other income amounted to 9.7% of total noninterest for 2006, compared to 11.9% and 7.6% in 2005 and 2004, respectively

Noninterest Expense

The following table sets forth the noninterest expenses for the periods indicated:

	For the Years Ended December 31,
	2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$22,287	49.17%	$19,516	47.80%	$16,361	44.43%
Occupancy	3,653	8.06	3,374	8.26	2,477	6.73
Furniture, fixtures, and equipment	1,933	4.26	1,809	4.43	1,385	3.76
Data processing	2,100	4.63	2,012	4.93	2,038	5.53
Professional service fees	4,187	9.24	3,771	9.24	3,612	9.81
Business promotion and advertising	3,969	8.76	2,788	6.83	2,543	6.91
Stationery and supplies	647	1.43	839	2.06	550	1.49
Telecommunications	650	1.43	600	1.47	517	1.40
Postage and courier service	731	1.61	735	1.80	621	1.69
Security service	991	2.19	817	2.00	695	1.89
Impairment loss of securities available for sale	—	0.00	—	0.00	2,263	6.15
Loss on interest rate swaps	26	0.06	586	1.44	235	0.64
Other operating expenses	4,153	9.16	3,978	9.74	3,526	9.57

Total noninterest expense	$45,327	100.00%	$40,825	100.00%	$36,823	100.00%

As a percentage of average earning assets		2.87%		3.07%		3.48%
Efficiency ratio		48.4%		48.7%		58.7%

Noninterest expense is comprised primarily of salary and employee benefits; occupancy; furniture, fixture, and equipment; data processing; professional service fees; business promotions and advertising; gain/loss on interest rate swaps; and other operating expenses. Noninterest expense increased $4.5 million, or 11.0% from 2005 to 2006 and $4.0 million, or 10.9% from 2004 to 2005. The 2006 increase in noninterest expense was due to increases in salaries and employee benefits, professional service fees and business promotion and advertising (see discussion below). As a result of significant growth in average earning assets, combined with a lower growth rate in total noninterest expense ($4.5 million), noninterest expense decreased as a percentage of average earning assets in 2006 to 2.87%, compared to 3.07% and 3.48% for 2005 and 2004, respectively.

The efficiency ratio, defined as the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income, was 48.4% for the year ended December 31, 2006, compared with 48.7% and 58.7% for the years ended December 31, 2005 and 2004, respectively. While the efficiency ratios for 2006 and 2005 were relatively stable, the decrease in the efficiency ratio from 2004 to 2005 (58.7% versus 48.7%) was due primarily to moderate increases in operating costs ($40.8 million in 2005 and $36.8 million in 2004, or 10.9%) as net interest income before provision for loan losses increased by $21.2 million, or 50.4%.

Salaries and employee benefits increased $2.8 million, or 14.2%, from 2005 to 2006, and $3.2 million, or 19.3%, from 2004 to 2005. The increase in 2006 was due in part to expenses associated with increased personnel to staff the Irvine, California and Seattle, Washington branches (these branches were operational for a full year in 2006 and a partial year in 2005), continued hiring activity of highly qualified personnel, normal salary increases and an additional 401(k) contribution as part of an agreement with the Internal Revenue Service. The increase in 2005 was attributable to staffing the Company’s expansion (e.g., opening of the Company’s Irvine, California and Seattle, Washington branches in 2005 and Chicago, Illinois branch in late 2004), increased hiring activity of highly qualified personnel and normal salary increases. Since salaries and employee benefits have been one of the primary reasons for the increase in total noninterest expense in 2006 and 2005, these costs as a percentage of total noninterest expense have increased to 49.1% and 47.8%, respectively, from 44.4% in 2004.

Occupancy expense increased $279,000, or 8.3%, from 2005 to 2006, and $897,000, or 36.2%, from 2004 to 2005. The increase in 2006 was due mainly to increased operational costs (e.g., rent, property insurance costs and amortization of tenant improvements costs incurred over the past eighteen months) resulting from a full year of operational costs associated with the Irvine, California and Seattle, Washington branches. The increase in 2005 was primarily attributable to higher operational costs associated with the opening of the Chicago, Illinois branch in late 2004 and partial year operational costs for the Irvine, California and Seattle, Washington branches. As a result of these increased costs, combined with the overall increase in noninterest income, occupancy expense as a percentage of total noninterest income has risen to 8.1% and 8.3% for 2006 and 2005, respectively, compared to 6.7% in 2004.

Data processing expense increased $88,000, or 4.4%, from 2005 to 2006, and decreased $26,000, or 1.3%, from 2004 to 2005. These relatively minor changes in data processing costs reflect Management’s efforts to contain these costs as the Company’s branch system expanded and additional processing systems were implemented. As a result of these cost containment efforts, combined with the increase in total noninterest expense, data processing expenses as a percentage of total noninterest expense has declined to 4.6% in 2006, as compared to 4.9% and 5.5% in 2005 and 2004, respectively.

Professional service fees increased $416,000, or 11.0%, from 2005 to 2006, and $159,000, or 4.4%, from 2004 to 2005. The increase in 2006 was due mainly to consulting costs attributable to resolving issues identified with the Company’s BSA compliance program offset in part by lower legal expenses (see the discussion of insurance settlement under “Noninterest Income” above). The increase in 2005 was primarily due to consulting fees associated with complying with the Sarbanes-Oxley Act, fees associated with the restatement of the prior years’ financial statements and increased litigation activity. Professional service fees as a percentage of total noninterest expense have remained relatively stable at 9.2%, 9.2% and 9.8% for 2006, 2005 and 2004, respectively.

Business promotion and advertising expense increased by $1.2 million, or 42.4%, from 2005 to 2006, and $245,000, or 9.6%, from 2004 to 2005. The increase in 2006 was due primarily to increased promotional activity for the Company’s products, expanding LPO production and the Bank’s 20th anniversary celebration. The increase in 2005 was mainly due to the increased promotional activity for the Company’s products and branch openings. As a result of the 2006 increase, combined with the increase in total noninterest expense, business promotion and advertising expense as a percentage of total noninterest expense increased to 8.8% in 2006, as compared to 6.8% and 6.9% in 2005 and 2004, respectively.

The Company recorded $2.3 million impairment loss in 2004 as a result of an “other-than-temporary” decline in market value with respect to Fannie Mae and Freddie Mac preferred stock due to changes in interest rates. The Company holds these investment grade, high yielding, and floating-rate securities as part of its available-for-sale investment portfolio. The unrealized loss was deemed a permanent impairment and recognized in 2004. These preferred stocks are rated AA- and AA3 by S&P and Moody’s and widely held by financial institutions and other investors across the country. During the first quarter of 2005, a portion of the Company’s holdings on the FHLMC floating-rate preferred stocks totaling approximately $5.2 million were sold with a slight net gain from the December 31, 2004 adjusted book value. The Company currently holds approximately $5.0 million of the FNMA floating-rate securities that reset every two years at the 2-year U.S. Treasury Note minus 16 basis points. The next reset date is on March 20, 2008. Should there be additional permanent impairments on these securities in the future, these impairments would be recognized on the income statement. However, it is impossible to predict at this time whether or to what extent such losses will occur.

During 2006, the Company recorded a loss on interest rate swaps of $26,000, compared to losses of $586,000 (including the $306,000 noted below) and $235,000 for 2005 and 2004, respectively. These fluctuations were due primarily to an increase in the net interest settlement due under the remaining swap and increases/decreases in the underlying market value. The Company’s only remaining interest rate swap matured in August 2006. During 2005, the Company terminated one of its longer maturity interest rate swaps and recorded a net loss of $306,000. There were no swap terminations or associated losses during 2006 or 2004.

Other operating expense increased $175,000, or 4.4%, from 2005 to 2006, and $452,000, or 12.8%, from 2004 to 2005. The 2006 increase was primarily attributable to increased corporate administrative costs (e.g., auto and travel and directors’ insurance), increased amortization of the Bank’s CRA investments and losses incurred on the disposal of fixed assets. The 2005 increase was mainly due to increases in corporate administrative costs, loan related expenses, blanket bond and D&O expenses and amortization of the Bank’s CRA investments. As a percentage of total noninterest expense, other operating expense has remained relatively stable at 9.2%, 9.7% and 9.6% for 2006, 2005 and 2004, respectively.

The remaining noninterest expenses include such items as furniture, fixtures and equipment, stationery and supplies, telecommunications, postage, courier service and security service expenses. For the years ended 2006 and 2005, these noninterest expenses remained relatively unchanged at $5.0 million and $4.8, respectively. For the year ended 2005, these noninterest expenses increased 26%, or $1.0 million, compared to $3.8 million in 2004. Increases in 2005 were primarily due to the relocation of the Chicago, Illinois branch and the opening of the Irvine, California and Seattle, Washington branches.

Provision for Income Taxes

For the years ended December 31, 2006, 2005 and 2004, the provision for income taxes was $16.5 million, $15.1 million and $8.4 million, representing effective tax rates of approximately 39%, 38% and 37%, respectively. The primary reasons for the difference from the statutory federal tax rate of 35% and the state statutory tax rate of 11% are the reductions related to tax advantaged investments in low-income housing, municipal obligations and agency preferred stocks. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $586,000 for the year ended December 31, 2006 compared to $582,000 and $424,000 for the year ended December 31, 2005 and 2004, respectively.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns. The Company’s deferred tax assets were $11.7 million as of December 31, 2006 and $10.2 million, as of December 31, 2005. As of December 31, 2006, the Company’s deferred tax assets were primarily due to allowances for loans losses, deferred loan fees and impairment losses on preferred stocks.

Financial Condition

Summary

Total assets increased by $182.3 million, or 11.0%, to $1.8 billion as of December 31, 2006 compared to $1.7 billion at December 31, 2005. The increase in total assets was mainly due to a $318.0 million growth in net loans offset by a $70.0 million reduction in cash and cash equivalents and $77.6 million in investments. Net loans (including loans held for sale), investments, and money market and short-term investments as a percentage of total assets were 83.4%, 8.7% and 0.1%, respectively, as of December 31, 2006, as compared to 73.4%, 14.3% and 3.8%, respectively, at December 31, 2005. The growth in total assets was financed primarily by the increase in FHLB borrowings of $196.7 million.

Total assets increased by $324.9 million, or 24%, to $1.7 billion as of December 31, 2005 compared to $1.3 billion at December 31, 2004. The increase in total assets was mainly due to a $210.5 million growth in net loans, $69.0 million increase in investment securities and an increase of $40.2 million in cash and cash equivalents. Net loans including loans held for sale, investments, and money market and short-term investments as a percentage of total assets were 73.4%, 14.3% and 3.8%, respectively, as of December 31, 2005, as compared to 75.5%, 12.6% and 3.0%, respectively, at December 31, 2004. The growth in total assets was financed primarily by the increase in deposits of $315.0 million.

Loan Portfolio

The Company’s loan portfolio represents the largest single portion of earning assets, substantially greater than the investment portfolio or any other asset category. The quality and diversification of the Company’s loan portfolio are important considerations when reviewing the Company’s results of operations. The Company offers a range of products designed to meet the credit needs of its borrowers. The Company’s lending activities consist of commercial real estate lending, construction loans, commercial business and trade finance loans, and consumer loans.

As of December 31, 2006 and 2005, gross loans represented 84.6% and 74.5%, respectively, of total assets. The largest volume increases among loan categories in 2006 were real estate construction, commercial real estate, commercial business loans and consumer loans, which increased $38.8 million, $265.8 million, $34.2 million and $6.1 million, respectively. The loan portfolio composition table below reflects the gross and net amounts of loans outstanding as of December 31 for each year from 2002 to 2006.

As of December 31, 2006, no single industry or business category represented more than 10% of the loan portfolio. The Company also monitors the diversification of collateral of the real estate loan portfolio by area, by type of building, and by the type of building usage.

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	As of December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$43,508	2.79%	$4,713.38%		$16,919	1.65%	$18,464	2.53%	$20,669	3.90%
Commercial(1)	1,042,562	66.91	776,725	62.80	607,296	59.25	384,824	52.81	241,252	45.55
Commercial	277,296	17.79	243,052	19.65	208,995	20.39	147,368	20.22	108,540	20.50
Trade Finance(2)	66,925	4.29	90,370	7.30	83,763	8.17	61,886	8.50	50,106	9.46
SBA(3)	50,606	3.24	49,070	3.97	49,027	4.78	66,487	9.12	67,489	12.75
Other(4)	115	0.01	1,473	0.12	864	0.08	179	0.02	129	0.01
Consumer	77,567	4.97	71,499	5.78	58,178	5.68	49,530	6.80	41,463	7.83

Total Gross Loans	1,558,579	100.00%	1,236,902	100.00%	1,025,042	100.00%	728,738	100.00%	529,648	100.00%
Less:
Allowance for Losses	17,412		13,871		11,227		8,804		6,760
Deferred Loan Fees	2,347		1,595		1,356		331		170
Discount on SBA Loans Retained	1,644		2,287		1,986		2,595		1,501

Total Net Loans and Loans Held for Sale	$1,537,176		$1,219,149		$1,010,473		$717,008		$521,217

[1]	Real estate commercial loans are loans secured by first deeds of trust on real estate.
[2]	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.
[3]

Includes SBA loans held for sale of $18.5 million, $12.7 million, $14.5 million, $24.9 million and $12.3 million, at the lower of cost or market, at December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

[4]	Consists of transactions in process and overdrafts.

Commercial Real Estate Loans. Real estate lending involves risks associated with the potential decline in the value of the underlying real estate collateral and the cash flow from the income producing properties. Declines in real estate values and cash flows can be caused by a number of factors, including adversity in general economic conditions, rising interest rates, changes in tax and other governmental and other policies affecting real estate holdings, environmental conditions, governmental and other use restrictions, development of competitive properties and increasing vacancy rates. The Company’s dependence on real estate values increases the risk of loss both in the Company’s loan portfolio and with respect to any other real estate owned when real estate values decline.

The Company offers commercial real estate loans secured by industrial buildings, retail stores or office buildings, where the property’s repayment source generally comes from tenants or businesses that fully or partially occupy the building. When real estate collateral is owner-occupied, the value of the real estate collateral must be supported by a formal appraisal in accordance with applicable regulations, subject to certain exceptions. The majority of the properties securing these loans are located in Los Angeles County and Orange County, California.

The Company has established general underwriting guidelines for commercial property real estate loans requiring a maximum loan-to-value (LTV) ratio of 70%. The Company’s underwriting policies also generally require that the properties securing commercial real estate loans have debt service coverage ratios of at least 1.20:1 for investor-owned property. Additionally, for owner-occupied properties, the Company expects additional debt service capacity from the business itself. As additional security, the Company generally requires personal guarantees when commercial real estate loans are extended to corporations, limited partnerships and other legal entities.

Commercial real estate loans are, in all cases, secured by first deeds of trust, generally for terms extending no more than seven years, and are amortized over periods of up to 25 years. The majority of the commercial real estate loans currently being originated contain interest rates tied to the Company’s prime rate that adjusts with changes in the national prime rate. The Company also extends commercial real estate loans with fixed rates.

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

As of December 31, 2006, commercial real estate loans totaled $1.0 billion, representing 66.9% of total loans, compared to $776.7 million or 62.8% of total loans at December 31, 2005. The increase in the percentage of commercial real estate loans to total loans in 2006 resulted from Management’s efforts to promote this segment of the portfolio as such loans involve a somewhat lesser degree of risk than certain other loans in the portfolio due to the nature and value of the collateral.

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

Real estate construction loans totaled $43.5 million or 2.8% of total loans and $4.7 million or 0.4% of total loans at December 31, 2006 and 2005, respectively. The Company’s real estate construction portfolio varies from year-to-year as Management is selective in financing construction projects given the unique credit risk associated with these types of loans and the timing of the completion of construction (loan payoffs).

Commercial Business Loans. The Company offers commercial loans for intermediate and short-term credit. Commercial loans may be unsecured, partially secured or fully secured. The majority of the originations of commercial loans are in Los Angeles County or Orange County, California. The Company originates commercial business loans to facilitate term working capital and to finance business acquisitions, fixed asset purchases, accounts receivable and inventory financing. These term loans to businesses generally have terms of up to five years, have interest rates tied to the Company’s prime rate and may be secured in whole or in part by owner-occupied real estate or time deposits at the Company. For a term loan, the Company typically requires monthly payments of both principal and interest. In addition, the Company grants commercial lines of credit to finance accounts receivable and inventory on a short-term basis, usually one year or less. Short-term business loans are generally intended to finance current transactions and typically provide for principal payments with interest payable monthly. The Company requires a complete re-analysis before considering any extension. The Company finances primarily small and middle market businesses in a wide spectrum of industries. In general, it is the Company’s intent to take collateral whenever possible regardless of the purpose of the loan. Collateral may include liens on inventory, accounts receivable, fixtures and equipment and in some cases leasehold improvements and real estate. As a matter of policy, the Company generally requires all principals of a business to be co-obligors on all loan instruments, and all significant shareholders of corporations to execute a specific debt guaranty. All borrowers must demonstrate the ability to service and repay not only the debt with the Company but also all outstanding business debt, exclusive of collateral, on the basis of historical earnings or reliable projections.

Commercial loans typically involve relatively large loan balances and are generally dependent on the businesses’ cash flows and thus may be subject to adverse conditions in the general economy or in specific industry.

As of December 31, 2006 and 2005, commercial business loan totaled $277.3 million and $243.1 million, respectively. Although commercial business loans increased in 2006 by $34.2 million, as a percentage of total loans they decreased to 17.8% from 19.7% at December 31, 2006 and 2005, respectively. The 2006 decrease in commercial business loans as a percentage of total loans was due primarily to a slow down in the growth of these loans (due to a general slow down in the Los Angeles economy) combined with the strong growth of the commercial real estate portfolio.

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

As of December 31, 2006, trade finance loans totaled $66.9 million, compared to $90.4 million as of December 31, 2005. While management continues efforts to increase the Company’s Asia Pacific trade, the economic slow down experienced by the United States over the past several years has eroded international trade volumes. As a result of the lower trade finance volume, combined with the strong loan growth in the commercial real estate portfolio, these loans as a percentage of total loans declined to 4.3% from 7.3% in 2006 and 2005, respectively.

Small Business Administration (SBA) Loans. The Company provides financing for various purposes for small businesses under guarantee of the Small Business Administration, a federal agency created to provide financial assistance for small businesses. The Company is a Preferred SBA Lender with full loan approval authority on behalf of the SBA. It also participates in the SBA’s Export Working Capital Program. SBA loans consist of both real estate and business loans. The SBA guarantees on such loans currently range from 75% to 80% of the principal and accrued interest. Under certain circumstances, the guarantee of principal and interest may be less than 75%. In general, the guaranteed percentage is less than 75% for loans over $1.0 million. The Company typically requires that SBA loans be secured by first or second lien deeds of trust on real property. SBA loans have terms ranging from 7 to 25 years depending on the use of proceeds. To qualify for an SBA loan, a borrower must demonstrate the capacity to service and repay the loan, exclusive of the collateral, on the basis of historical earnings or reliable projections.

At December 31, 2006, 3.2% of total SBA loans, net of participations sold, were real estate loans secured by deeds of trust on industrial buildings or retail stores. During the years 2006 and 2005, the Company originated $138.5 million, and $111.3 million, respectively, in SBA loans. The Company sold $57.9 million of SBA loans in 2006, an increase of 14.2% as compared to $50.7 million in 2005. The Company sold both the guaranteed and unguaranteed portion of the SBA loans and retained the loan servicing obligation, for a fee. As of December 31, 2006, the Company was servicing $160.7 million of sold SBA loans, compared to $149.4 million as of December 31, 2005. SBA loans as a percentage of total loans have remained relatively stable, 3.2% in 2006 as compared to 4.0% in 2005, as the growth of the SBA portfolio has mirrored the overall growth the Company’s total loans.

Consumer Loans. Consumer loans, also termed loans to individuals, are extended for a variety of purposes. Most are to finance the purchase of automobiles. Other consumer loans include secured and unsecured personal loans, home equity lines, overdraft protection loans and unsecured lines of credit. The Company grants a small portfolio of credit card loans, mainly to the owners of its corporate customers. Management assesses the borrower’s ability to repay the debt through a review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. Although creditworthiness of the applicant is of primary importance, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. The Company generally makes these loans in amounts of 80% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraisal for substantially all loans secured by real estate. Most of the Company’s consumer loans are repayable on an installment basis.

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

Consumer loans remained a small percentage at 5.0% and 5.8% of total loans as of December 31, 2006 and 2005. Automobile loans are the largest component of consumer loans, representing 71% and 63% of total consumer loans as of December 31, 2006 and 2005, respectively.

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

Total unused commitments to extend credit were $266.0 million and $255.1 million at December 31, 2006 and 2005, respectively. Unused commitments represented 17.1% and 20.6% of outstanding gross loans at December 31, 2006 and 2005, respectively. The Company’s standby letters of credit and commercial letters of credit at December 31, 2006 were $12.2 million and $28.2 million, respectively, as compared to $12.8 million and $24.2 million, respectively at December 31, 2005.

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the maturity distribution of the Company’s outstanding loans as of December 31, 2006. In addition, the table shows the distribution of such loans with floating interest rates and those with fixed interest rates. The table includes nonaccrual loans of $3.3 million.

	As of December 31, 2006
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Real Estate
Construction	$42,204	$1,304	$—	$43,508
Commercial	256,028	638,248	148,286	1,042,562
Commercial Consumer	192,307	78,156	6,833	277,296
Trade Finance(1)	66,925	—	—	66,925
SBA	26,753	21,274	2,579	50,606
Other(2)	22,387	53,657	1,638	77,682

Total	$606,604	$792,639	$159,336	$1,558,579

Loans with predetermined (fixed) interest rates	$172,045	$453,694	$121,770	$747,509
Loans with variable (floating) interest rates	$434,559	$338,945	$37,566	$811,070

[1]	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted and documentary negotiable advances under commitments.
[2]	Consists of transactions in process and overdrafts.

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

The Company had no OREO at December 31, 2006. If the Company acquires OREO, it records the property at the lower of its carrying value or its fair value less anticipated disposal costs. Any write-down of OREO is charged to earnings. The Company may make loans to potential buyers of OREO to facilitate the sale of OREO. In those cases, all loans made to such buyers must be reviewed under the same guidelines as those used for making customary loans, and must conform to the terms and conditions consistent with the Company’s loan policy. Any deviations from this policy must be specifically noted and reported to the appropriate lending authority. The Company follows Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (SFAS No. 66) when accounting for loans made to facilitate the sale of OREO. In accordance with paragraph 5 of SFAS No. 66, profit on real estate sales transactions shall not be recognized by the full accrual method until all of the following criteria are met:

•	A sale is consummated;

•	The buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property;

•	The seller’s receivable is not subject to future subordination; and

•	The seller has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
Construction	$—	$1,632	$1,746	$2,249	$—
Commercial	—	—	—	—	49
Commercial	1,502	598	957	756	885
Consumer	429	113	108	25	50
Trade Finance	—	—	—	102	87
SBA	1,330	600	620	195	1,357

Total nonperforming loans	3,261	2,943	3,431	3,327	2,428
Other real estate owned	—	—	—	—	—

Total nonperforming assets	$3,261	$2,943	$3,431	$3,327	$2,428

Nonperforming loans as a percent of total loans	0.21%	0.24%	0.34%	0.46%	0.46%
Nonperforming assets as a percent of total loans and other real estate owned	0.21%	0.24%	0.34%	0.46%	0.46%
Allowance for loan losses to nonperforming loans	534%	471%	327%	265%	278%

Nonperforming loans totaled $3.3 million at December 31, 2006, an increase of $318,000 as compared to $2.9 million at December 31, 2005. Nonperforming loans as a percentage of total loans decreased to 0.21% at December 31, 2006 as compared to 0.24% at December 31, 2005. The slight increase in 2006 resulted from the sale of a real estate construction nonaccrual loan in the amount of $1.6 million offset by additional loans placed on nonaccrual status in the Bank’s commercial real estate, commercial loan and SBA portfolios that are sensitive to rising interest rates. The federal government currently guarantees SBA loans at 75% to 85% of the principal amount and, accordingly, the amount included in the SBA category includes only the unguaranteed portion of the loan.

Nonperforming loans decreased by $488,000 to $2.9 million at December 31, 2005, as compared to $3.4 million in 2004. The slight decrease in 2005 resulted from additional loans placed on nonaccrual status in the Company’s commercial real estate, commercial loan and SBA portfolios that are sensitive to rising interest rates, offset by a sale of a nonaccrual real estate construction loan in the amount of $1.6 million.

The following table provides information on impaired loans for the periods indicated:

	As of December 31,
	2006	2005
	(Dollars in thousands)
Impaired loans with specific reserves	$329	$1,632
Impaired loans without specific reserves	—	3,872

Total impaired loans	329	5,504
Allowance on impaired loans	(329)	(41)

Net recorded investment in impaired loans	$—	$5,463

Average total recorded investment in impaired loans	$1,404	$5,532
Interest income recognized on impaired loans on a cash basis	$3	$322

The Company evaluates whether a loan is impaired according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Under SFAS No. 114, loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest payments and contractual principal payments.

Allowance for Loan Losses

The following table sets forth the composition of the allowance for loan losses as of dates indicated:

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Specific (impaired loans)	$329	$41	$398	$825	$468
Formula (non-homogeneous)	16,621	13,481	10,560	7,677	5,979
Homogeneous	462	349	269	302	313

Total allowance for loan losses	$17,412	$13,871	$11,227	$8,804	$6,760

[1]

Starting in 2003, the Company allocated the specific allowance on all impaired loans, whereas previously the Company provided specific allowances only for loans with balances of $200,000 or more and allocated formula allowances for the loans with balances of less than $200,000.

The allowance for loan losses reflects Management’s judgment of the level of allowance adequate to provide for probable losses inherent in the loan portfolio as of the date of the statements of financial condition. On a quarterly basis, the Company assesses the overall adequacy of the allowance for loan losses, utilizing a disciplined and systematic approach which includes the application of a specific allowance for identified problem loans, a formula allowance for identified graded loans and an allocated allowance for large groups of smaller balance homogenous loans.

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

Formula Allowance for Identified Graded Loans. Non-homogenous loans such as commercial real estate, construction, commercial business, trade finance and SBA loans that are not subject to the allowance for specifically identified loans discussed above are reviewed individually and subject to a formula allowance. The formula allowance is calculated by applying loss factors to outstanding Pass, Special Mention and Substandard loans. The evaluation of inherent loss for these loans involves a high degree of uncertainty, subjectivity and judgment because probable loan losses are not identified with a specific loan. In determining the formula allowance, the Company relies on a mathematical calculation that incorporates a twelve-quarter rolling average of historical losses. In order to reflect the impact of recent events, the twelve-quarter rolling average has been weighted. Loans risk rated Pass, Special Mention and Substandard for the most recent three quarters are adjusted to an annual basis as follows:

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

Allowance for Large Groups of Smaller Balance Homogenous Loans. The portion of the allowance allocated to large groups of smaller balance homogenous loans is focused on loss experience for the pool rather than on an analysis of individual loans. Large groups of smaller balance homogenous loans consist of consumer loans to individuals. The allowance for groups of performing loans is based on historical losses over a three-year period. In determining the level of allowance for delinquent groups of loans, the Company classifies groups of homogenous loans based on the number of day’s delinquent.

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated.

	As of and For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balances
Average total loans outstanding during the period(1)	$1,356,169	$1,123,880	$878,819	$620,302	$439,493
Total loans outstanding at end of period(1)	$1,554,588	$1,234,615	$1,021,359	$725,812	$527,977
Allowance for Loan Losses:
Balance at beginning of period before reserve for losses on commitments at beginning of period	$13,871	$11,227	$8,804	$6,760	$5,540
Liability for losses on commitments to extend credit(2)	—	—	—	—	(43)
Balance at beginning of period	13,871	11,227	8,804	6,760	5,497
Loan:
Charge-offs:
Real estate
Construction	—	—	435	—	—
Commercial	258	—	—	—	—
Commercial	1,635	623	967	903	1,323
Consumer	333	227	165	225	227
Trade finance	—	—	—	—	29
SBA	473	37	63	126	75

Total loan charge-offs	2,699	887	1,630	1,254	1,654

Recoveries
Real estate
Construction	424	—	—	—	—
Commercial	—	—	—	—	10
Commercial	43	102	696	569	694
Consumer	101	12	35	40	5
Trade finance	—	23	41	545	68
SBA	6	24	31	144	40

Total recoveries	574	161	803	1,298	817

Net loan charge-offs	2,125	726	827	(44)	837

Provision for loan losses	5,666	3,370	3,250	2,000	2,100

Balance at end of period	$17,412	$13,871	$11,227	$8,804	$6,760

Ratios:
Net loan charge-offs to average loans	0.16%	0.06%	0.09%	(0.01)%	0.19%
Provision for loan losses to average total loans	0.42	0.30	0.37	0.32	0.48
Allowance for loan losses to gross loans at end of period	1.12	1.12	1.10	1.21	1.28
Allowance for loan losses to total nonperforming loans	534	471	327	264	278
Net loan charge-offs to allowance for loan losses at end of period	12.20	5.23	7.37	(0.50)	12.38

[1]	Net of deferred loan fees and discount on SBA loans sold.
[2]

The allowance for losses on commitments to extend credit and letters of credit is primarily related to lines of credit. The Company evaluates credit risk associated with the loan portfolio at the same time it evaluates credit risk associated with commitments to extend credit and letters of credits. A $319,000, $198,000, $170,000 and $124,000 liability for losses on commitments is reported separately in other liabilities in the statements of financial condition at December 31, 2006, 2005, 2004 and 2003, respectively, and not as part of the allowance for loan losses as presented above.

The process of assessing the adequacy of the allowance for loan losses involves judgmental discretion, and eventual losses may therefore differ from the most recent estimates. Further, the Company’s independent loan review consultants, as well as the Company’s external auditors, the FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of their examination process.

The balance of the allowance for loan losses increased to $17.4 million as of December 31, 2006 compared to $13.9 million as of December 31, 2005. This increase was mainly due to the growth of the portfolio, Management’s assessment of credit risk inherent in the portfolio (based on a migration analysis and other historical factors) and net charge-offs.

The Company continued to record loss provisions to compensate for both the continued growth in the Company’s loan portfolio, continued change in the composition of the overall loan portfolio (reflecting a steady shift toward commercial real estate and commercial loans) and net write-offs. The Company provides an allowance for the new credits based on the migration analysis. The ratio of the allowance for loan losses to nonperforming loans increased to 534% at December 31, 2006 as compared to 471% and 327% in 2005 and 2004, respectively.

Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, Management performs an ongoing assessment of the risks inherent in the portfolio. As of December 31, 2006, Management believes the allowance to be adequate based on its assessment of the estimated and known risks in the portfolio migration analysis of charge-off history, which indicated stabilized loss ratios. However, no assurance can be given that economic conditions, which adversely affect the Bank’s service areas or other circumstances, will not be reflected in an increase in the loan loss provision or loan losses. There has been no need to adjust the risk ratios applied to graded loans. Classified loans were $6.5 million as of December 31, 2006 compared to $6.1 million as of December 31, 2005. The 2006 increase was primarily due to growth in the loan portfolio.

The provision for loan losses in 2006, 2005, and 2004 was $5.7 million, $3.4 million, and $3.3 million, respectively. The increase in 2006 and 2005 was due to the expansion in the Company’s loan portfolio and net charge-offs. Total charge-offs for 2006 were $2.7 million as compared to $887,000 in 2005. The biggest single charge-off during 2006 and 2005 was $411,000 and $317,000, respectively. Net charge-offs (recoveries) were $2.1 million, $726,000 and $827,000 in 2006, 2005 and 2004, respectively.

Allocation of Allowance for Loan Losses

The following table provides a breakdown of the allowance for loan losses by category as of the dates indicated:

	As of December 31,
	2006		2005		2004		2003		2002
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real Estate
Construction	$422	2.42%	$332	2.39%	$313	1.65%	$976	2.53%	$422	3.90%
Commercial	10,457	60.06	8,131	58.62	5,954	59.25	3,650	52.81	2,655	45.55
Commercial	3,795	21.80	3,199	23.06	2,665	20.39	2,260	20.22	1,846	20.50
Consumer	786	4.51	716	5.16	579	5.68	495	6.80	449	7.83
Trade Finance	762	4.38	943	6.80	875	8.17	674	8.50	591	9.46
SBA	1,190	6.83	535	3.86	487	4.78	749	9.12	797	12.75
Other	—	—	15	0.11	354	0.08	—	0.02	—	0.01

	$17,412	100.00%	$13,871	100.00%	$11,227	100.00%	$8,804	100.00%	$6,760	100.00%

The largest increase in the allocated allowance for 2006 was for commercial real estate loans, which increased $2.3 million to $10.5 million, or 28.6% compared to $8.1 million in 2005. Commercial real estate loans represented 66.9% of the loan portfolio and 60.1% of the allocated loan loss allowance at December 31, 2006. This disproportional allocation of the allowance for loan losses occurs inasmuch as commercial real estate loans (secured by real property) have historically had a low charge-off ratio.

The allocated allowance for other commercial business loans increased by $596,000, or 18.6%, to $3.8 million at December 31, 2006, compared to $3.1 million as of the December 31, 2005. Commercial business loans represented 17.8% of the loan portfolio and 21.8% of the allocated loan loss allowance at December 31, 2006. This disproportional allocation of the allowance for losses is based on historical information and analysis (e.g., these types of loans have typically had the highest charge-off percentage).

The allocated allowance for SBA loans (which includes 504 loans) increased $655,000, or 122.4%, to $1.2 million at December 31, 2006, compared to $535,000 as of December 31, 2005. SBA loans represented 3.2% of the loan portfolio and 6.8% of allocated loan loss allowance at December 31, 2006. This disproportionate allocation and growth during 2006 is the result of the almost exclusively variable rate nature of the portfolio which makes it more susceptible to credit risk in a rising interest rate environment.

The allocated allowance for other trade finance loans decreased $181,000, or 19.2%, to $762,000 at December 31, 2006, compared to $943,000 as of December 31, 2005. Trade finance loans represented 4.3% of the loan portfolio and 4.4% of allocated loan loss allowance at December 31, 2006.

The Company has not substantively changed any aspect of its overall approach in the determination of its allocation of allowance for loan losses in the periods discussed above. There have been no material changes in assumptions or estimation techniques in the periods discussed above that affected the determination of the current year allowance.

Investment Portfolio

The following table summarizes the amortized cost, fair value, and distribution of the Company’s investment securities as of the dates indicated:

	As of December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$489	$488	$498	$497	$2,014	$2,033
U.S. Governmental agencies and U.S. Government sponsored enterprise securities	—	—	—	—	6	6
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	65,995	65,545	131,719	130,483	66,535	65,747
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	58,008	57,178	70,959	69,882	62,294	62,279
U.S. Government sponsored enterprise preferred stock	4,865	5,744	4,865	5,173	10,092	10,138
Corporate trust preferred securities	11,000	11,132	11,000	11,054	11,000	11,028
Mutual Funds backed by adjustable rate mortgages	4,500	4,444	3,000	2,961	—	—
Fixed rate collateralized mortgage obligations	2,230	2,203	2,817	2,800	—	—
Corporate debt securities	2,197	2,179	3,194	3,173	5,698	5,796

Total available for sale	$149,284	$148,913	$228,052	$226,023	$157,639	$157,027

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$4,961	$4,909	$4,130	$4,053	$6,197	$6,161
Municipal securities	5,630	5,662	6,922	6,961	5,199	5,392

Total held to maturity	$10,591	$10,571	$11,052	$11,014	$11,396	$11,553

Total investment securities	$159,875	$159,484	$239,104	$237,037	$169,035	$168,580

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

The main objectives of the Company’s investment portfolio are to: 1) provide a sufficient level of liquidity; 2) provide a source of pledged assets for securing State of California deposits and borrowed funds; 3) provide an alternative to loans as interest-earning assets when loan demand is weak; and 4) enhance the Company’s tax position by providing partially tax-exempt income.

As of December 31, 2006, investment securities totaled $159.5 million or 8.7% of total assets, compared to $237.1 million or 14.3% of total assets at December 31, 2005. The decrease in the investment portfolio was mainly due to the reinvestment of investment maturities and principal pay-downs into new loan originations.

As of December 31, 2006, available-for-sale securities totaled $148.9 million, compared to $226.0 million as of December 31, 2005. Available-for-sale securities as a percentage of total assets decreased to 8.1% as of December 31, 2006 from 13.6% as of December 31, 2005, as maturities and principal pay-downs were reinvested into new loans. Held-to-maturity securities decreased to $10.6 million as of December 31, 2006, from $11.1 million as of December 31, 2005. This decrease was due to the matured and called securities and increased principal payments on mortgage backed securities which were reinvested into new loans. The composition of available-for-sale and held-to-maturity securities was 93.4% and 6.6% as of December 31, 2006, compared to 95.3% and 4.7% as of December 31, 2005, respectively. For the year ended December 31, 2006, the yield on the average investment portfolio was 4.38%, representing an increase of 72 basis points as compared to 3.66% for the same period of 2005.

As of December 31, 2006 the Company had total fair value of $114.9 million of securities with unrealized losses of $1.4 million. Management believes these unrealized losses are due to temporary conditions, namely fluctuations in interest rates, and do not reflect a deterioration of credit quality of the issuer. The market value of securities with unrealized losses (for a period of twelve months or more) totaled $95.2 million, with related unrealized losses of these securities totaling $1.4 million.

The following table summarizes, as of December 31, 2006, the contractual maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

	Within one Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	$42,187	3.66%	$23,846	4.63%	$—	0.00%	$—	0.00%	$66,033	4.01%
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	135	4.89	1,453	5.00	6,200	4.80	49,390	4.40	57,178	4.46
U.S. Government sponsored enterprise preferred stock	—	0.00	5,744	4.36	—	0.00	—	0.00	5,744	4.36
Corporate trust preferred securities	—	0.00	—	0.00	—	0.00	11,132	7.23	11,132	7.23
Mutual Funds backed by adjustable rate mortgages	4,444	4.36	—	0.00	—	0.00	—	0.00	4,444	4.36
Fixed rate collateralized mortgage obligations	—	0.00	—	0.00	—	0.00	2,203	4.69	2,203	4.69
Corporate debt securities	1,001	5.97	1,178	3.87	—	0.00	—	0.00	2,179	4.83

Total available for sale	$47,767	3.77%	$32,221	4.57%	$6,200	4.8%	$62,725	4.91%	$148,913	4.47%

Held to Maturity (Amortized Cost):
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$—	0.00%	$—	—%	$—	—%	$4,961	4.61%	$4,961	4.61%
Municipal securities	577	4.19	1,993	4.17	2,431	3.63	629	3.80	5,630	3.90

Total held to maturity	$577	4.19%	$1,993	4.17%	$2,431	3.63%	$5,590	4.52%	$10,591	4.23%

Total investment securities	$48,344	3.78%	$34,214	4.55%	$8,631	4.47%	$68,315	4.88%	$159,504	4.45%

Interest Earning Short-Term Investments

The Company invests its short-term excess available funds in overnight Fed Funds and money market funds. As of December 31, 2006 the Company had no excess funds invested in overnight Fed Funds and $58.5 million as of December 31, 2005. As of December 31, 2006 and 2005, the amounts invested in money market funds and interest-bearing deposits in other banks were $1.9 million and $5.1 million, respectively. The investment in Fed Funds averaged $33.3 million for the year ended December 31, 2006, and $29.3 million for December 31, 2005. Interest earned on these funds was 4.73% and 3.32% in 2006 and 2005, respectively.

Other Assets

The Company’s investment in the FHLB stock totaled $11.0 million and $5.4 million as of December 31, 2006 and 2005, respectively. FHLB stock is required in order to utilize a borrowing facility when needed. The Company purchased $5.3 million of additional shares of FHLB stock during 2006 due to the FHLB’s minimum capital stock requirement for its member banks based on the member’s December 31 regulatory financial data and on current advances outstanding.

Other investments, totaling $6.9 million and $4.5 million as of December 31, 2006 and 2005, respectively, are comprised of limited partnership interests owned by the Company in affordable housing projects for lower income tenants. Investments in these projects enable the Company to obtain CRA credit and federal and state income tax credits, as previously discussed in “Provision for Income Taxes.” In addition, the Company invested $10.0 million in bank owned life insurance (BOLI) in December 2003. BOLI is an insurance policy with a single premium paid at policy commencement. Its initial cash surrender value is equivalent to the premium paid, and the value grows through non-taxable increases in its cash surrender value through interest earned on the policy, net of the cost of insurance plus any death benefits ultimately received by the Company. The cash surrender value of BOLI as of December 31, 2006 and 2005 was $11.2 million and $10.8 million, respectively. Even though BOLI and the investment in affordable housing partnerships all enhance profitability, they are not classified as interest-earning assets.

Cash on hand and balances due from correspondent banks represent the largest component of the Company’s non-earning assets. Cash on hand and balances due from correspondent banks represented 3.9% and 4.8% of total assets for December 31, 2006 and 2005, respectively. The outstanding balance of cash and due from banks was $71.5 million and $79.8 million as of December 31, 2006 and 2005, respectively. The ratio of average cash and due from banks to average total assets declined to 4.5% for 2006 as compared to 5.1% for 2005. The Company maintained balances at correspondent banks to cover daily in-clearings and other activities. The average reserve balance requirements were approximately $6.4 million and $14.4 million as of December 31, 2006 and 2005, respectively, most of which was covered by cash on hand and vault cash held (no additional balances were maintained with the Federal Reserve Bank for this purpose).

A significant component of non-earning assets is Premises and Equipment, which is stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related leases, or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense was $1.9 million in 2006 as compared to $1.6 million in 2005. The net book value of the Company’s premises and equipment totaled $13.3 million at December 31, 2006, a decrease of $705,000, compared to $14.0 million at December 31, 2005.

Other assets decreased by $244,000 to $4.1 million as of December 31, 2006 compared to $4.3 million at December 31, 2005. The decrease principally reflects reductions in the Company’s servicing assets due to prepayments.

Deposits

The composition and cost of the Company’s deposit base are important components in analyzing its net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. Net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost core deposits, namely noninterest-bearing demand, NOW accounts, savings accounts and money market deposit accounts. Liquidity is impacted by the volatility of deposits or other funding instruments, or in other words their propensity to leave the institution for rate-related or other reasons. Potentially, the most volatile deposits in a financial institution are large certificates of deposit (e.g., generally time deposits with balances exceeding $100,000). Because these deposits (particularly when considered together with a customer’s other specific deposits) may exceed FDIC insurance limits, depositors may select shorter maturities to offset perceived risk elements associated with deposits over $100,000.

The Company offers a wide variety of retail deposit account products to both consumer and commercial deposit customers. Time deposits, which are the Company’s highest cost deposits, consist primarily of retail fixed-rate certificates of deposit, and comprised 54.1% and 52.9% of the deposit portfolio at December 31, 2006 and 2005, respectively. The ratio of noninterest-bearing deposits to total deposits was 27.2% and 26.6% at December 31, 2006, and 2005, respectively. All other deposits, which include interest-bearing checking accounts (NOW), savings and money market accounts, accounted for the remaining 18.7% and 20.5% of the deposit portfolio at December 31, 2006 and 2005, respectively.

Deposits totaled $1.4 billion at December 31, 2006 as compared to $1.5 billion as of December 31, 2005 reflecting a decrease of $51.2 million or 3.5%. The decrease in deposits was primarily the result of a decrease in money market and NOW accounts that totaled $190.5 million, or 13.3% of deposits at December 31, 2006 as compared to $221.1 million, or 14.9% of deposits at December 31, 2005. The Company can utilize wholesale funding sources, rather than paying higher interest rates on time deposits for rate sensitive customers who typically demand higher rates on certificates of deposit because of local market competition. The Company has historically replaced some high cost deposits with lower cost deposits from the State of California. The Company had no brokered CDs at December 31, 2006 and $20.0 million of such deposits at December 31, 2005. Time certificates of deposit from the State of California amounted to $75.0 million and $80.0 million at December 31, 2006 and 2005, respectively. These deposits are subject to renewal every 3 to 6 months. Rates of the deposits ranged between 4.20% to 5.20% at December 31, 2006 and 3.58% to 4.36% at December 31, 2005.

As of December 31, 2006 and 2005, time deposits of $100,000 or more totaled $682.1 million and $685.3 million, respectively, representing for 47.7% and 46.3%, respectively, of the total deposit portfolio. These accounts, consisting primarily of consumer deposits and deposits from the State of California, had a weighted average interest rate of 4.97% and 3.39% at December 31, 2006 and 2005, respectively.

The following table provides the remaining maturities of the Company’s time deposits in denominations of $100,000 or greater as of December 31, 2006 and 2005:

	As of December 31,
(Dollars in thousands)	2006	2005
Three months or less	$383,134	$261,084
Over three months through six months	151,831	192,475
Over six months through twelve months	135,071	220,303
Over twelve months	12,071	11,474

Total	$682,107	$685,336

The Company’s average deposit cost increased to 3.25% during 2006 from 2.12% in 2005.

Information concerning the average balance and average rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield table in the previous section entitled “Results of Operations—Net Interest Margin”.

Other Borrowed Funds

Based on the Federal Reserve Board’s recent stabilization of interest rates (following two years of increases) and economic forecasts of flat to lower rates over the next twelve months, Management has shifted to wholesale funding sources, to extend liability durations and costs are reasonable, utilizing mostly short-term FHLB advances. As of December 31, 2006, the Company borrowed $223.8 million as compared to $27.1 million at December 31, 2005 from the Federal Home Loan Bank of San Francisco with note terms from 1 day to 15 years ($217.0 million or 97.0% of current FHLB advances are short-term). Notes of 10-year and 15-year terms are amortizing at the predetermined schedules over the life of the notes. The Company has pledged residential, multifamily and commercial loans secured by first trust deeds with a total carrying value of $1.1 billion at December 31, 2006 and $858 million at December 31, 2005. During 2004, the Company started to participate in a new Blanket Lien Program with the FHLB (of San Francisco) in order to better utilize its borrowing capacity and its collateral. Under this program, the Company increased its collateral in order to increase its borrowing capacity as well as create a new liquidity source for future use. Total interest expense on FHLB borrowings was $4.4 million and $895,000 for the years ended December 31, 2006 and 2005, respectively, reflecting average interest rates of 5.27% and 3.14% respectively.

The Company also regularly uses short-term borrowing from the U.S. Treasury to manage Treasury Tax and Loan payments. Notes issued to the U.S. Treasury amounted to $675,000 as of December 31, 2006 compared to $1.1 million as of December 31, 2005. Interest expense on these borrowings was $31,000 and $22,000 in 2006 and 2005, respectively, reflecting average interest rates of 3.68% and 2.34%, respectively.

In addition, the issuance of a long-term subordinated debenture at the end of 2004 in connection with the issuance of $18.6 million in “pass-through” trust preferred securities provided an additional source of funding. (See Note 11 to the Financial Statements in Item 8 herein).

Contractual Obligations

The following table presents, as of December 31, 2006, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(Dollars in thousands)
Debt obligations*	$226,984	$668	$742	$19,653	$248,047
Deposits	1,262,488	105,351	61,474	86	1,429,399
Operating lease obligations	1,924	4,320	2,775	3,235	12,254

Total contractual obligations	$1,491,396	$110,339	$64,991	$22,974	$1,689,700

*	Includes principal payments only.

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

Impact of Inflation

The primary impact of inflation on the Company is its effect on interest rates. The Company’s primary source of income is net interest income, which is affected by changes in interest rates. The Company attempts to mitigate the impact of inflation on its net interest margin through the management of rate-sensitive assets and liabilities and the analysis of interest rate sensitivity. The effect of inflation on premises and equipment as well as non-interest expenses has not been significant for the periods covered in this Annual Report.

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

The Company’s strategy for asset and liability management is formulated and monitored by the Company’s Asset/Liability Board Committee (the “Board Committee”). This Board Committee is composed of four non-employee directors and the President. The Board Committee meets quarterly to review and adopt recommendations of the Asset/Liability Management Committee.

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

Interest Rate Risk

Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change. In general, the interest that the Company earns on its assets and pays on its liabilities is established contractually for specified period of time. Market interest rates change over time and if a financial institution is not prepared for these changes, it may be exposed to volatility in earnings. For instance, if the Company was to fund long-term fixed rate assets with short-term variable rate deposits, and interest rates were to rise over the term of the assets, the short-term variable deposits would rise in cost, adversely affecting net interest income. Similar risks exist when rate sensitive assets (e.g., prime rate based loans) are funded by longer-term fixed rate liabilities in a falling interest rate environment.

In order to monitor and manage interest rate risk, Management utilizes quarterly gap analysis and quarterly simulation modeling as a tool to determine the sensitivity of net interest income and economic value sensitivity of the statements of financial condition. These techniques are complementary and both are used to provide a more accurate measurement of interest rate risk. The Company also has used interest rate swaps to hedge the interest rate risk of specifically identified variable rate loans (see “Derivatives”).

Gap analysis measures the repricing mismatches between assets and liabilities. The interest rate sensitivity gap is determined by subtracting the amount of liabilities from the amount of assets that reprice during a particular time interval. A liability sensitive position results when more liabilities than assets reprice or mature within a given period. Conversely, an asset sensitive position results when more assets than liabilities reprice within a given period. As of December 31, 2006, the Company was liability sensitive with a negative one-year gap of $43.0 million or 2.3% of total assets and 2.5% of earning assets. As the Company’s liabilities tend to reprice more frequently than its assets over a one-year horizon, the Company will generally realize higher net interest income in a falling rate environment and lower net interest income in a rising rate environment.

The following table sets forth the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2006 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

	As of December 31, 2006 Amounts Subject to Repricing Within
	0-3 Months	3-12 Months	1-5 Years	After 5 Years	Non Sensitive	Total
	(Dollars in thousands)
Assets
Cash	$—	$—	$—	$—	$71,504	$71,504
Federal Funds sold	—	—	—	—	—	—
Money market funds and interest-bearing deposits in other banks	51	1,821	—	—	—	1,872
Investment securities	51,278	35,748	71,282	3,396	(2,200)	159,504
FHLB and other equity bank stock	11,065	—	—	—	—	11,065
Loans	850,473	127,331	486,210	91,620	(1,046)	1,554,588
Allowance for loan losses	—	—	—	—	(17,412)	(17,412)
Cash surrender value of life insurance	—	—	—	11,183	—	11,183
Other assets	—	—	—	—	50,385	50,385

Total assets	$912,867	$164,900	$557,492	$106,199	$101,231	$1,842,689

Liabilities
Deposits:
Demand	$—	$—	$—	$—	$388,163	$388,163
Interest-bearing
Savings	8,414	19,535	48,897	—	—	76,846
Time—$100,000 or more	386,934	284,492	10,681	—	—	682,107
Time—other	42,400	47,440	1,990	—	—	91,830
Money market and NOW accounts	87,014	—	103,439	—	—	190,453
Accrued interest payable	—	—	—	—	11,458	11,458
Acceptances outstanding	—	—	—	—	4,871	4,871
Other borrowed funds	222,000	4,000	—	2,815	675	229,490
Long-term subordinated debentures	18,557	—	—	—	—	18,557
Other liabilities	—	—	—	—	8,153	8,153

Total liabilities	765,319	355,467	165,007	2,815	413,320	1,701,928

Shareholders’ equity	—	—	—	—	140,489	140,489

Total liabilities and shareholders’ equity	$765,319	$355,467	$165,007	$2,815	$553,809	$1,842,417

Period repricing gap	$147,548	$(190,567)	$392,485	$103,384
Cumulative repricing gap	$147,548	$(43,019)	$349,466	$452,850
as % of total assets	8.00%	-2.33%	18.96%	24.57%
as % of earning assets	8.63%	-2.52%	20.44%	26.49%

Although the interest rate sensitivity gap analysis is a useful measurement tool and contributes to effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the Asset/Liability Management Committee also uses simulation modeling on a quarterly basis as a tool to measure the sensitivity of net interest income (“NII”) and economic value of equity (“EVE”) to interest rate changes. EVE is defined as the net present value of an institution’s existing assets, minus the present value of liabilities and off-balance sheet instruments. The simulation model captures all assets, liabilities, off-balance sheet financial instruments, and other significant variables considered to be affected by interest rates. These other significant variables include prepayment speeds on mortgage-backed securities, cash flows on loans and deposits, principal amortization, call options on investment securities purchased, statements of financial condition growth assumptions, and changes in interest rate relationships as various rate indices react differently to market rates. The simulation measures the volatility of net interest income and EVE under immediate rising or falling market rate scenarios in 100-basis-point increments up to 300 basis points.

The following table sets forth, as of December 31, 2006, the estimated impact of changes on the Company’s net interest income over a twelve-month period and EVE, assuming an immediate and parallel shift of 100 to 300 basis points in both directions.

Change (In Basis Points)	Net Interest Income (Next Twelve Months)	% Change	Economic Value of Equity (EVE)	% Change
(Dollars in thousands)
+300	$95,113	11.27%	$164,305	-25.02%
+200	$92,013	7.65%	$182,812	-16.57%
+100	$88,796	3.88%	$201,149	-8.20%
Level	$85,478	0.00%	$219,124	0.00%
-100	$82,001	-4.07%	$236,417	7.89%
-200	$78,165	-8.55%	$249,367	13.80%
-300	$73,951	-13.48%	$259,342	18.35%

As previously noted, net income increases (decreases) as market interest rates rise (fall). The EVE decreases (increases), as the rate rises (falls), since the EVE has a negative convexity (reverse relationship) with the discount rate. As above table indicates, 300 basis points drop in rates impacts net interest income by $11.5 million or a 13.5% decrease, whereas rate increase of 300 basis points impacts net interest income by $9.6 million or an 11.3% increase. Since average cost on interest-bearing liabilities was 4.55% at December 31, 2006, the effect of 300 basis points drop in rates on interest-bearing liabilities is protected even without a floor; however there may also be almost full 300 basis points drop in the yield of interest-earning assets.

All interest-earning assets and interest-bearing liabilities and related derivative contracts are included in the rate sensitivity analysis at December 31, 2006. At December 31, 2006, the Company’s estimated change in net interest income and EVE was within the ranges established by the board of directors.

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

Derivatives

The Company’s historical strategies in protecting both net interest income and the economic value of equity from significant movements in interest rates have involved using various methods of assessing existing and future interest rate risk exposure and diversifying and restructuring its investment portfolio accordingly. The Company may use off-balance sheet instruments, such as interest rate swaps, as part of its overall goal of minimizing the impact of interest rate fluctuations on the Company’s net income, shareholders’ equity and cash flows. As of December 31, 2005 the Company had one outstanding swap contract with a notional value of $25.0 million. This swap contract expired in August 2006 and no new swap contracts were entered into during 2006.

Net interest settlements of $255,000 (payments) and $26,000 (receipts) were recorded for the years ended December 31, 2006 and 2005, respectively, in noninterest expense. Since the Company does not apply hedge accounting treatment for its interest rate swaps, market value adjustments of the swaps are included in other assets and recorded through current earnings. The total market value adjustment was a loss of $26,000 for 2006 compared to losses of $586,000 and $235,000 in 2005 and 2004, respectively.

Liquidity

Liquidity is the Company’s ability to maintain sufficient cash flow to meet deposit withdrawals and loan demands and to take advantage of investment opportunities as they arise. The Company’s principal sources of liquidity have been growth in deposits, proceeds from the maturity of securities, and repayments from loans. To supplement its primary sources of liquidity, the Company maintains contingent funding sources, which include a borrowing capacity of up to 25% of total assets upon providing collateral with the Federal Home Loan Bank of San Francisco, access to the discount window of the Federal Reserve Bank of San Francisco, a deposit facility with the California State Treasurer’s office up to 80% of total equity with collateral pledging, and unsecured Fed funds lines with correspondent banks.

As of December 31, 2006, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 7.9%. Total available liquidity as of that date was $131.5 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available for sale securities. It is the Company’s policy to maintain a liquidity ratio of less than 13%. The Company’s net non-core fund dependence ratio was 51.8% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $190.0 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The net non-core fund dependence ratio was 40.7% with the assumption of $190.0 million of Jumbo CD’s as stable and core fund sources and certain portion of money market demand accounts as volatile. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by the long-term assets.

Capital Resources

Shareholders’ equity as of December 31, 2006 was $140.7 million, compared to $112.7 million as of December 31, 2005. The primary sources of increases in capital have been retained earnings and proceeds and tax benefits from the exercise of employee and/or director stock options. The Company did, however, issue $18 million in trust preferred securities in 2004 through its wholly owned subsidiary, Center Capital Trust I. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements that represent Tier I capital would be limited to 25 percent of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 11.5% of the Company’s Tier I capital. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale and share-based compensation expense under SFAS 123R. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company is financially sound and able to support its growth from its retained earnings. Until October 2003, the Company had been reinvesting all of its earnings into its capital in order to support the Company’s continuous growth, and paid only stock rather than cash dividends. Beginning in October 2003 Center Financial commenced a new dividend policy of paying quarterly cash dividends to its shareholders. In accordance with this policy, the Company continued to pay quarterly cash dividends of 4 cents per share during 2006, for a total of $2.6 million. The Company plans to continue to pay quarterly cash dividends in the future, provided that such dividends allow the Company to continue to meet regulatory capital requirements and are not overly restrictive to its growth capacity. However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividends, and any such dividends will be at the sole discretion of the Center Financial board of directors.

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose Tier I risk based capital ratio, total risk based capital ratio and leverage ratio meet or exceed 6%, 10% and 5%, respectively, are deemed to be “well-capitalized.” As of December 31, 2006, all of the Company’s capital ratios were above the minimum regulatory requirements for a “well-capitalized” institution.

The following table compares the Company’s and the Bank’s actual capital ratios at December 31, 2006 and 2005, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Risk Based Ratios
2006
Total Capital (to Risk-Weighted Assets)	10.54%	10.46%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	9.45%	9.37%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	8.62%	8.55%	4.00%	5.00%

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Risk Based Ratios
2005
Total Capital (to Risk-Weighted Assets)	10.76%	10.78%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	9.70%	9.72%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	8.21%	8.22%	4.00%	5.00%

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk called for by Item 305 of Regulation S-K is included as part of Item 7 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk”, “Asset Liability Management”, “Interest Rate Risk” and “Interest Rate Sensitivity”.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent registered public accounting firm’s reports are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Center Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Center Financial Corporation (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Center Financial Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, Center Financial Corporation adopted Financial Accounting Standards Board Statement No. 123R, “Share Based Payment,” in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Center Financial Corporation’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 8, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Los Angeles, California

February 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Center Financial Corporation

Los Angeles, California

We have audited the accompanying consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows of Center Financial Corporation (the “Company”) for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Center Financial Corporation for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 24, the accompanying 2004 consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 30, 2005 (November 18, 2005 as to the effects of the restatement described in Note 24)

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2006 AND 2005

	12/31/2006	12/31/2005
	(Dollars in thousands)
ASSETS
Cash and due from banks	$71,504	$79,822
Federal funds sold	—	58,490
Money market funds and interest-bearing deposits in other banks	1,872	5,064

Cash and cash equivalents	73,376	143,376
Securities available for sale, at fair value	148,913	226,023
Securities held to maturity, at amortized cost (fair value of $10,571 as of December 31, 2006 and $11,014 as of December 31, 2005)	10,591	11,052
Federal Home Loan Bank and Pacific Coast Bankers Bank stock, at cost	11,065	5,434
Loans, net of allowance for loan losses of $17,412 as of December 31, 2006 and $13,871 as of December 31, 2005	1,518,666	1,206,408
Loans held for sale, at the lower of cost or market	18,510	12,741
Premises and equipment, net	13,322	14,027
Customers’ liability on acceptances	4,871	4,028
Accrued interest receivable	8,574	6,486
Deferred income taxes, net	11,723	10,205
Investments in affordable housing partnerships	6,878	4,481
Cash surrender value of life insurance	11,183	10,805
Goodwill	1,253	1,253
Intangible assets, net	320	373
Other assets	4,067	4,311

TOTAL	$1,843,312	$1,661,003

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$388,163	$395,050
Interest-bearing	1,041,236	1,085,506

Total Deposits	1,429,399	1,480,556
Acceptances outstanding	4,871	4,028
Accrued interest payable	11,458	9,084
Other borrowed funds	229,490	28,643
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	8,803	7,421

Total liabilities	1,702,578	1,548,289
Commitments and Contingencies	—	—
SHAREHOLDERS’ EQUITY
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 40,0000,000 shares; issued and outstanding, 16,632,601 shares as of December 31, 2006 and 16,439,053 shares as of December 31, 2005	69,172	65,622
Retained earnings	71,777	48,268
Accumulated other comprehensive loss, net of tax	(215)	(1,176)

Total shareholders’ equity	140,734	112,714

TOTAL	$1,843,312	$1,661,003

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(Dollars in thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$114,238	$85,102	$52,411
Interest on federal funds sold	1,575	974	662
Interest on taxable investment securities	7,547	6,023	3,589
Interest on tax-advantaged investment securities	528	321	559
Dividends on equity stock	419	224	145
Money market funds and interest-earning deposits	422	181	142

Total interest and dividend income	124,729	92,825	57,508

INTEREST EXPENSE:
Interest on deposits	47,403	27,376	14,120
Interest expense on trust preferred securities	1,455	1,153	772
Interest on borrowed funds	4,461	938	489

Total interest expense	53,319	29,467	15,381

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	71,410	63,358	42,127
PROVISION FOR LOAN LOSSES	5,666	3,370	3,250

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	65,744	59,988	38,877

NONINTEREST INCOME:
Customer service fees	8,181	9,125	8,569
Fee income from trade finance transactions	3,412	3,491	3,596
Wire transfer fees	897	914	829
Gain on sale of loans	3,335	2,487	4,616
Net (loss) gain on sale of securities available for sale	(115)	51	(15)
Loss on sale of premises and equipment	—	—	(100)
Loan service fees	1,842	2,014	1,397
Insurance settlement—legal fees	2,520	—	—
Other income	2,154	2,449	1,666

Total noninterest income	22,226	20,531	20,558

NONINTEREST EXPENSE:
Salaries and employee benefits	22,287	19,516	16,361
Occupancy	3,653	3,374	2,477
Furniture, fixtures, and equipment	1,933	1,809	1,385
Data processing	2,100	2,012	2,038
Professional service fees	4,187	3,771	3,612
Business promotion and advertising	3,969	2,788	2,543
Stationery and supplies	647	839	550
Telecommunications	650	600	517
Postage and courier service	731	735	621
Security service	991	817	695
Impairment loss of securities available for sale	—	—	2,263
Loss on interest rate swaps	26	586	235
Other operating expenses	4,153	3,978	3,526

Total noninterest expense	45,327	40,825	36,823

INCOME BEFORE INCOME TAX PROVISION	42,643	39,694	22,612
INCOME TAX PROVISION	16,485	15,091	8,388

NET INCOME	$26,158	$24,603	$14,224

EARNINGS PER SHARE:*
Basic	$1.58	$1.50	$0.88

Diluted	$1.57	$1.48	$0.86

*	As adjusted to reflect the two-for-one stock split paid on March 2, 2004.

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2006, 2005, AND 2004

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
	(Dollars and Share Numbers in thousands)
BALANCE, JANUARY 1, 2004	16,048	$63,438	$15,299	$(476)	$78,261
Comprehensive income
Net income			14,224		14,224
Other comprehensive income
Change in unrealized loss, net of tax expense of $88 on:
Securities available for sale				121	121

Comprehensive income					14,345

Stock options exercised	235	933			933
Tax benefit from stock options exercised		414			414
Cash dividend ($0.20) per share	—	—	(3,233)	—	(3,233)

BALANCE, DECEMBER 31, 2004	16,283	64,785	26,290	(355)	90,720
Comprehensive income
Net income			24,603		24,603
Other comprehensive income
Change in unrealized loss, net of tax benefit of $596 on:
Securities available for sale				(821)	(821)

Comprehensive income					23,782

Stock options exercised	156	837			837
Cash dividend ($0.16) per share	—	—	(2,625)	—	(2,625)

BALANCE, DECEMBER 31, 2005	16,439	65,622	48,268	(1,176)	112,714
Comprehensive income
Net income			26,158		26,158
Other comprehensive income
Change in unrealized loss, net of tax expense of $697 on:
Securities available for sale				961	961

Comprehensive income					27,119

Stock options exercised	194	2,305			2,305
Tax benefit from stock options exercised		523			523
Share-based compensation		722			722
Cash dividend ($0.16) per share	—	—	(2,649)	—	(2,649)

BALANCE, DECEMBER 31, 2006	16,633	$69,172	$71,777	$(215)	$140,734

(Continued)

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME—(Continued)

YEAR ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
Disclosures of reclassification amounts for the years ended December 31,
Unrealized holding gain (loss) arising during period, net of tax expense (benefit) of $649 in 2006, $(606) in 2005 and $(870) in 2004	$895	$(822)	$(1,199)
Less reclassification adjustment for amounts included in net income, net of tax (benefit) expense of $(48) in 2006, $10 in 2005 and $958 in 2004	66	1	1,320

Net change in unrealized (loss) gain on securities available for sale, net of tax expense (benefit) of $697 in 2006, $(596) in 2005 and $88 in 2004	$961	$(821)	$121

(Concluded)

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,158	$24,603	$14,224
Adjustments to reconcile net income to net cash provided by operating activities:
Acceleration of stock options	—	—	(289)
Stock option compensation	722	—	—
Depreciation and amortization	2,429	1,644	1,366
Mark to market adjustments on interest rate swaps	229	306	1,844
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	(196)	21	601
Provision for loan losses	5,666	3,370	3,250
Impairment of securities available for sale	—	—	2,263
Net loss on sale of premises and equipment	125	—	100
Net loss (gain) on sale of securities available for sale	115	(51)	15
Originations of SBA loans held for sale	(64,127)	(48,959)	(18,609)
Gain on sale of loans	(3,335)	(2,487)	(4,616)
Proceeds from sale of loans	66,330	53,230	86,849
Increase in deferred tax assets	(2,216)	(2,443)	(4,163)
Federal Home Loan Bank stock dividend	(323)	(190)	(111)
Increase in accrued interest receivable	(2,088)	(1,592)	(3,491)
Net increase in cash surrender value of life insurance policy	(378)	(376)	(396)
Increase in other assets and servicing assets	(546)	4,257	132
Increase in accrued interest payable	2,374	5,402	1,211
Increase (decrease) in accrued expenses and other liabilities	2,241	(3,770)	566

Net cash provided by operating activities	33,180	32,965	80,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(9,090)	(209,417)	(88,883)
Proceeds from principal repayment, matured, or called securities available for sale	74,038	131,789	34,740
Proceeds from sale of securities available for sale	13,920	7,274	4,629
Purchase of securities held to maturity	(2,467)	(1,805)	—
Proceeds from matured, called or principal repayment on securities held to maturity	2,910	2,119	3,939
Purchase of Federal Home Loan Bank and other equity stock	(5,308)	(1,338)	(1,216)
(Payments) proceeds from net swap settlement	(256)	26	1,703
Net increase in loans	(323,136)	(213,989)	(353,131)
Proceeds from recoveries of loans previously charged-off	574	161	803
Purchases of premises and equipment	(1,489)	(3,949)	(2,092)
Proceeds from disposal of equipment	252	1	—
Cash acquired from purchase of Chicago branch	—	—	3,848
Net increase in investments in affordable housing partnerships	(3,008)	(624)	(192)

Net cash used in investing activities	(253,060)	(289,752)	(395,852)

(Continued)

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	$(51,156)	$315,020	$284,754
Net increase (decrease) in other borrowed funds	200,846	(16,211)	(5,817)
Proceeds from stock options exercised	2,305	837	933
Tax benefit in excess of recognized cumulative compensation costs	523	—	—
Payment of cash dividend	(2,638)	(2,625)	(2,583)

Net cash provided by financing activities	149,880	297,021	277,287

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(70,000)	40,234	(37,819)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	143,376	103,142	140,961

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$73,376	$143,376	$103,142

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$50,945	$24,062	$14,132
Income taxes paid	$19,370	$17,842	$13,037
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING, OPERATING, AND FINANCING ACTIVITIES:
Cash dividend accrual	$665	$657	$650
Purchase of Chicago Branch
Fair value of assets acquired	$—	$—	$12,363
Fair value of liabilities assumed	$—	$—	$13,616
Goodwill	$—	$—	$1,253

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

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters are located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank provides comprehensive financial services for small to medium sized business owners, primarily in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is the greater Los Angeles metropolitan area, including Los Angeles, Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has 17 full-service branch offices, 15 of which are located in Los Angeles, Orange, San Bernardino and San Diego counties. The Bank opened all California branches as de novo branches. On April 26, 2004, the Company completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch, the Bank’s first out-of-state branch, with a focus on the Korean-American market in Chicago. The Company assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Company opened two new branches in Irvine, California and Seattle, Washington in 2005. The Bank also operates nine Loan Production Offices (“LPOs”) in Phoenix, Seattle, Denver, Washington D.C., Las Vegas, Atlanta, Honolulu, Houston and Dallas.

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

Center Financial’s principal source of income is currently dividends from the Bank. The expenses of Center Financial, including interest on junior subordinated debenture issued to Center Capital Trust I, legal and accounting professional fees, and NASDAQ listing fees, have been and will generally be paid from dividends paid to Center Financial by the Bank.

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

Significant Group Concentration of Credit Risk

Most of the Company’s activities are with customers located within the greater Los Angeles region. Note 3 discusses the Company’s investment in securities and Note 4 discusses the Company’s lending activities.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets and the results of litigation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, overnight federal funds sold, money market funds, and interest-bearing deposits in other banks, all of which have original maturities of less than 90 days.

The Company is required to maintain minimum reserve balances in cash with the Federal Reserve Bank. The average reserve balance requirement was approximately $6.4 million and $7.5 million during 2006 and 2005, respectively.

Investment Securities

Investments are classified into three categories and accounted for as follows:

(i) securities the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost;

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculated using the specific identification method. Any declines in the fair value of held-to-maturity or available for sale securities below their cost that are deemed to be other than temporary are reflected in the statements of operations as realized losses.

Federal Home Loan Bank and Other Equity Stock

As a member of the Federal Home Loan Bank (“FHLB”) of San Francisco, the Company is required to own common stock in the FHLB based upon the Company’s balance of residential mortgage loans, mortgage-backed securities, and outstanding advances. The Company’s investment in FHLB stock totaled $11.0 million and $5.4 million as of December 31, 2006 and 2005, respectively. In addition, the Company had invested $60,000 in Pacific Coast Bankers’ Bank stock as of December 31, 2006 and 2005. The instruments are carried at cost in the statements of financial condition.

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

Nonrefundable fees, net of certain direct costs associated with the origination of loans are deferred and recognized as an adjustment of the loan yield over the life of the loan using the interest method. Other loan fees and charges, representing service costs for the prepayment of loans, delinquent payments, or miscellaneous loan services, are recorded as income when collected.

Certain Small Business Administration (“SBA”) loans that the management has the intent to sell before maturity are designated as held for sale at origination and recorded at the lower of cost or market value, determined on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. On loans sold, the Company allocates the carrying value of such loans between the portion sold and the portion retained, based upon estimates of their relative fair values at the time of sale. The difference between the adjusted carrying value and the face amount of the portion retained is amortized to interest income over the life of the related loan using the interest method.

Servicing assets are recognized when loans are sold with servicing retained. The servicing asset is included in other assets in the accompanying consolidated statements of financial condition and is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, using a discount rate of the related note rate plus 2 percent. The servicing asset is amortized in proportion to and over the period of estimated servicing income. Management periodically evaluates the servicing asset for impairment, which is the carrying amount of the servicing asset in excess of the related fair value. The fair value of servicing assets was determined using a weighted average discount rate of 10 percent and prepayment speed of 16.8 percent and 16.2 percent at December 31, 2006 and 2005, respectively. Impairment, if it occurs, is recognized in a valuation allowance in the period of the impairment.

Allowance for Loan Losses

Loan losses are charged, and recoveries are credited to the allowance account. Additions to the allowance account are charged to the provision for loan losses. The allowance for loan losses is maintained at a level

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of premises and equipment are computed on the straight-line method over the following estimated useful lives:

Buildings	30 years
Furniture, fixture, and equipment	5 to 10 years
Computer equipment	3 years
Leasehold improvements	life of lease or improvements, whichever is shorter

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long Term Subordinated Debentures

The Company established Center Capital Trust I in December 2003 (the “Trust”) as a statutory business trust, which is a wholly owned subsidiary of the Company. In the private placement transaction, the Trust issued $18.0 million of floating rate (3-month LIBOR plus 2.85%) capital securities representing undivided preferred beneficial interests in the assets of the Trust which consist primarily of a junior subordinated debenture in the approximate principal amount of $18.6 million from Center Financial. The Trust also issued common securities to Center Financial for $557,000 to purchase additional subordinated debentures. The Company is the owner of all the beneficial interests represented by the common securities of the Trust. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I capital for regulatory purposes. Effective December 31, 2003, as a consequence of adopting the provisions of FIN No. 46R, the Trust is no longer being consolidated into the accounts of the Company. Long-term subordinated debt of $18.6 million represents liabilities of the Company to the Trust.

Income Taxes

Deferred income taxes are provided for using an asset and liability approach. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements.

Financial Instruments Held for Asset and Liability Management Purposes

The Company recognizes all derivatives as either assets or liabilities in the balance sheets and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

Stock-Based Compensation

The Company adopted SFAS No. 123R as of January 1, 2006 (see Note 14). SFAS No. 123R requires the Company to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment on the date of grant. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, is recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, is recognized in the Consolidated Statements of Operations on a straight-line basis over the vesting period. In determining the fair value of stock options, the Company uses the Black-Scholes option-pricing model that employs the following assumptions:

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) which permitted the recognition of compensation expense using the intrinsic value method. SFAS No. 123R was to be effective July 1, 2005. However, on April 15, 2005, the Securities Exchange Commission (“SEC”) issued a press release announcing the amendment of the compliance date for SFAS No. 123R to be no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company adopted SFAS No. 123R effective January 1, 2006 (see Note 14—Shareholders’ Equity).

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment”, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, and the disclosures in the management discussion and analysis subsequent to the adoption. The Company provided SAB No. 107 required disclosures upon adoption of SFAS No. 123R for the year ended December 31, 2006.

Additionally, during 2005 and 2006 the FASB Staff issued four FASB Staff Positions (FSPs) related to SFAS No. 123R, FSP FAS 123R-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R”, FSP FAS 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R”, FSP FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” and FSP FAS 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. Each of these FSPs has been considered and been incorporated into the adoption of SFAS No. 123R.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also, during 2006, The FASB Staff issued two FASB Staff Position related to SFAS No. 123R, FSP 123R-5, Amendment of FASB Staff Position FAS 123R-1, and FSP 123R-6, Technical Corrections of FASB No. 123R. The provisions of FSP 123R-5 are effective for the first reporting period beginning after October 10, 2006. The provisions of FSP 123R-6 are effective for the first reporting period beginning after October 20, 2006. The Company adopted these FSPs effective January 1, 2007. The Company does not expect the adoption of these FSPs to have a material impact on the Consolidated Statements of Operations and the Consolidated Statements of Financial Condition.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement also resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in case in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the Company’s Consolidated Statements of Operations and Consolidated Statements of Financial Condition.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS No.156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract if a) a transfer of the servicer’s assets meets the requirements for sale accounting b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and c) an acquisition or assumption of an obligation to service a financial asset does not relate to financial assets of the servicer or its consolidated affiliates. Further, the SFAS No. 156 requires all separately recognized servicing asset and liabilities to be initially measured at fair value, if practicable. SFAS No. 156 must be adopted as of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material impact on the Company’s Consolidated Statements of Operations and Consolidated Statements of Financial Condition.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, that clarifies the accounting for uncertainties in incomes taxes recognized in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Companies are required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position (assuming the taxing authority has full knowledge of all relevant facts). If the tax position meets the more likely than not criteria, the position is to be measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement with the taxing authorities. FIN 48 is effective for fiscal years beginning after December 15, 2006. Early adoption is permitted. The Company does not expect the adoption of FIN No. 48 to have a material impact on the Company’s Consolidated Statements of Operations and Consolidated Statements of Financial Condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of SFAS No.157 to have a material impact on the Company’s Consolidated Statements of Operations and Consolidated Statements of Financial Condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe the guidance provided by SAB No. 108 will have a material effect on the Company’s Consolidated Statements of Operations and Consolidated Statements of Financial Condition.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (“EITF 06-5). EITF 06-5 is effective for the fiscal years beginning after December 15, 2006. The Company adopted this EITF effective January 1, 2007. The Company is currently evaluating the impact this guidance will have on the Company’s Consolidated Statements of Operations and the Consolidated Statements of Financial Condition.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. INVESTMENT SECURITIES

The following is a summary of the investment securities at December 31, 2006 and 2005:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
2006
Available for Sale:
U.S. Treasury	$489	$—	$(1)	$488
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	65,995	1	(451)	65,545
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	58,008	2	(832)	57,178
U.S. Government sponsored enterprise preferred stock	4,865	879	—	5,744
Corporate trust preferred securities	11,000	132	—	11,132
Mutual Funds backed by adjustable rate mortgages	4,500	—	(56)	4,444
Fixed rate collateralized mortgage obligations	2,230	—	(27)	2,203
Corporate debt securities	2,197	1	(19)	2,179

Total available for sale	$149,284	$1,015	$(1,386)	$148,913

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$4,961	$—	$(52)	$4,909
Municipal securities	5,630	39	(7)	5,662

Total held to maturity	$10,591	$39	$(59)	$10,571

2005
Available for Sale:
U.S. Treasury	$498	$—	$(1)	$497
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	131,719	2	(1,238)	130,483
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	70,959	—	(1,077)	69,882
U.S. Government sponsored enterprise preferred stock	4,865	308	—	5,173
Corporate trust preferred securities	11,000	54	—	11,054
Mutual Funds backed by adjustable rate mortgages	3,000	—	(39)	2,961
Fixed rate collateralized mortgage obligations	2,817	—	(17)	2,800
Corporate debt securities	3,194	—	(21)	3,173

Total available for sale	$228,052	$364	$(2,393)	$226,023

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$4,130	$—	$(77)	$4,053
Municipal securities	6,922	39	—	6,961

Total held to maturity	$11,052	$39	$(77)	$11,014

Accrued interest and dividends receivable on investment securities totaled $1.3 million and $1.1 million at December 31, 2006 and 2005, respectively. For the years ended December 31, 2006, 2005, and 2004, proceeds from sales of securities available for sale amounted to $13.9 million, $7.3 million, and $4.6 million, respectively with gross realized (loss) gain of $(115,000), $51,000 and $(15,000), respectively.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2006, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2035, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the U.S. government sponsored enterprises, which issued preferred stock with no maturity, have the right to call these obligations at par.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Within 1 year	$43,485	$43,188	$577	$578
Over 1 year through 5 years	25,196	25,024	1,993	2,018
Over 5 years through 10 years	—	—	2,431	2,436
Over 10 years	11,000	11,132	629	630

	79,681	79,344	5,630	5,662
Mortgage-backed securities	58,008	57,178	4,961	4,909
Mutual Funds backed by adjustable rate mortgages	4,500	4,444	—	—
Collateralized Mortgage Obligations	2,230	2,203	—	—
U.S. Government sponsored enterprise preferred stocks	4,865	5,744	—	—

	$149,284	$148,913	$10,591	$10,571

U.S. government agencies, U.S. Government sponsored enterprise securities, U.S. Treasury, and mortgage-backed securities with a total carrying value of $101.5 million (available-for-sale at fair market value of $98.5 million and held-to-maturity at amortized cost of $3.0 million) and $111.9 million (available-for-sale at fair market value of $107.8 million and held to maturity at amortized cost of $4.1 million), respectively, were pledged to secure deposits from the State of California, borrowing lines, and interest rate swap agreements, or were pledged for other purposes as required and permitted by law as of December 31, 2006 and 2005, respectively.

The following tables show the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and December 31, 2005.

	As of December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental and U.S. Government sponsored enterprise agencies securities	$6,483	$(5)	$43,544	$(446)	$50,027	$(451)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	12,391	(33)	49,865	(935)	62,256	(968)
Municipal securities and corporate debt securities	824	(4)	1,777	(22)	2,601	(26)

Total	$19,698	$(42)	$95,186	$(1,403)	$114,884	$(1,445)

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental and U.S. Government sponsored enterprise agencies securities	$63,920	$(227)	$43,974	$(1,011)	$107,894	$(1,238)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	44,775	(520)	26,843	(691)	71,618	(1,211)
Municipal securities and corporate debt securities	3,983	(21)	—	—	3,983	(21)

Total	$112,678	$(768)	$70,817	$(1,702)	$183,495	$(2,470)

As of December 31, 2006, the Company had total fair value of $114.9 million of securities with unrealized losses of $1.4 million as compared to total fair value of $183.5 million and unrealized losses of $2.5 million at December 31, 2005. At December 31, 2006, the market value of securities which have been in a continuous loss position for 12 months or more totaled $95.2 million, with an unrealized loss of $1.4 million compared to $70.8 million and $1.7 million, respectively at December 31, 2005.

For investments in an unrealized loss position at December 31, 2006, the Bank has the intent and ability to hold these investments until the full recovery of their carrying value.

All individual securities that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2006 had investment grade ratings upon purchase. The issuers of these securities have not, to the Bank’s knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at December 31, 2006.

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consist of the following at December 31, 2006 and 2005:

	2006	2005
	(Dollars in thousands)
Real Estate:
Construction	$43,508	$4,713
Commercial	1,042,562	776,725
Commercial	277,296	243,052
Trade Finance	66,925	49,070
SBA(1)	50,606	90,370
Other	115	1,473
Consumer	77,567	71,499

Total Gross Loans	1,558,579	1,236,902
Less:
Allowance for Losses	17,412	13,871
Deferred Loan Fees	2,347	1,595
Discount on SBA Loans Retained	1,644	2,287

Total Net Loans and Loans Held for Sale	$1,537,176	$1,219,149

[1]	This balance includes SBA loans held for sale of $18.5 million and $12.7 million at the lower of cost or market at December 31, 2006 and 2005, respectively.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, the Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with Federal Home Loan Bank with a total carrying value of $1.1 billion.

At December 31, 2006 and 2005, the Company serviced loans sold to unaffiliated parties in the amounts of $160.7 million and $149.5 million, respectively. The Company has capitalized $545,000, and $703,000 of servicing assets and amortized $781,000 and $690,000 during the years ended December 31, 2006, and 2005, respectively. There was no valuation allowance for the servicing assets at December 31, 2006 and 2005. The servicing assets are included in other assets in the accompanying consolidated statements of financial condition. The servicing asset balance as of December 31, 2006 and 2005 was $1.6 million and $1.8 million, respectively.

The following is a summary of activity in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$13,871	$11,227	$8,804
Provision for loan losses	5,666	3,370	3,250
Charge-offs	(2,699)	(887)	(1,630)
Recoveries of charge-offs	574	161	803

Balance at end of period	$17,412	$13,871	$11,227

Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the real estate market in California. Should the real estate market experience an overall decline in property values, the ability of borrowers to make timely scheduled principal and interest payments on the Company’s loans may be adversely affected and, in turn, may result in increased delinquencies and foreclosures. In the event of foreclosures under such conditions, the value of the property acquired may be less than the appraised value when the loan was originated and may, in some instances, result in insufficient proceeds upon disposition to recover the Company’s investment in the foreclosed property. Furthermore, although most of the Company’s trade finance activities are related to trade with Asia, these loans are generally made to companies domiciled or with collateral in the United States of America.

At December 31, 2006 the Company had impaired loans of $329,000 with specific allowances of $329,000 and no impaired loans without specific allowances. As of December 31, 2005 the Company had $5.5 million of impaired loans which included $1.6 million of impaired loans with specific allowances of $41,000 and $3.9 million of impaired loans without specific allowances. The average recorded investment in impaired loans during the years ended December 31, 2006 and 2005 was $1.4 million and $5.5 million, respectively. Interest income of $3,000, $322,000 and $234,000 was recognized on impaired loans, on a cash basis, for the years ended December 31, 2006, 2005 and 2004, respectively.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is an analysis of all loans to officers and directors of the Company and its affiliates as of December 31, 2006, 2005 and 2004. All such loans were made under terms that are consistent with the Company’s normal lending policies.

	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$1,564	$1,577
New loans or disbursements	3,852	73

	5,416	1,650
Less: repayments	(40)	(86)

Balance at end of period	$5,376	$1,564

Available lines of credit at end of year	$6,285	$481

Directors of the Company guaranteed no loans at December 31, 2006 or 2005.

5. PREMISES AND EQUIPMENT

The following is a summary of the major components of premises and equipment as of December 31, 2006 and 2005:

	2006	2005
	(Dollars in thousands)
Land	$3,333	$3,333
Building	4,966	4,930
Furniture, fixture, and equipment (F,F&E)	8,833	8,230
Leasehold improvements	5,681	5,572
FF&E and construction in progress	320	148

	23,133	22,213
Accumulated depreciation and amortization	(9,811)	(8,186)

Premises and equipment, net	$13,322	$14,027

Depreciation and amortization expense for the years ended December 31, 2006, 2005, and 2004 amounted to $2.4 million, $1.6 million, and $1.4 million, respectively.

6. OTHER REAL ESTATE OWNED

As of December 31, 2006 and 2005, no other real estate owned (“OREO”) was outstanding and for the years ended December 31, 2006, 2005, and 2004 there was no income or expense related to OREO.

7. INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

The Company has invested in certain limited partnerships that were formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout the State of California and other states. The Company’s ownership in each limited partnership varies from under 2% to 22%. At December 31, 2006 and 2005, the investments in these limited partnerships amounted to $6.9 million and $4.5 million, respectively. Two of the seven limited partnerships invested in by the Company are accounted for using the equity method of accounting, since the Company has significant influence over the partnership. For

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

those investments in limited partnerships for which the Company does not have a significant influence, such investments are accounted for using the cost method of accounting and the annual amortization is based on the proportion of tax credits received in the current year to total estimated tax credit to be allocated to the Company. Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest.

The approximate remaining federal and state tax credit to be utilized over a multiple-year period is $5.9 million and $3.8 million at December 31, 2006 and 2005, respectively. The Company’s usage of federal tax credits was $586,000, $582,000, and $424,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Investment amortization amounted to $612,000, $284,000, and $492,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

8. DEPOSITS

Deposits consist of the following at December 31, 2006 and 2005:

	2006	2005
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$388,163	$395,050
Money market accounts and NOW	190,453	221,083
Savings	76,846	81,654

	655,462	697,787

Time deposits
Less than $100,000	91,830	97,433
$100,000 or more	682,107	685,336

Total	$1,429,399	$1,480,556

Time deposits by maturity dates are as follows at December 31, 2006:

	$100,000 or Greater	Less than $100,000	Total
	(Dollars in thousands)
2007	$670,036	$89,327	$759,363
2008	7,687	2,018	9,705
2009	2,280	291	2,571
2010	2,004	19	2,023
2011	100	89	189
2012 and thereafter	—	86	86

Total	$682,107	$91,830	$773,937

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of interest expense on deposits is as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(Dollars in thousands)
Money market accounts and NOW	$6,081	$4,055	$2,919
Savings	3,044	2,663	2,165
Time deposits
Less than $100,000	4,142	2,396	1,464
$100,000 or more	34,136	18,262	7,572

Total	$47,403	$27,376	$14,120

The Company accepts deposits from the State of California. As of December 31, 2006 and 2005, these deposits totaled $75.0 million and $80.0 million, respectively. The Company has pledged U.S. government agencies and U.S. government sponsored enterprise securities and mortgage-backed securities with a total carrying value of $83.1 million (available–for-sale at fair market value of $81.7 million and held to maturity at amortized cost of $1.4 million) and $91.3 million (available-for-sale at fair market value of $89.3 million and held-to-maturity at amortized cost of $2.0 million) as of December 31, 2006 and 2005, respectively, to secure such public deposits. Interest expense for the years ended December 31, 2006, 2005 and 2004 was $2.2 million, $2.2 million and $786,000, respectively.

In the ordinary course of business, the Company has received deposits from certain directors, executive officers and businesses with which they are associated. At December 31, 2006 and 2005, the total of these deposits amounted to $4.9 million and $3.3 million, respectively.

9. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank and the Treasury, Tax, and Loan Investment Program. Other borrowed funds totaled $229.5 million and $28.6 million at December 31, 2006 and 2005, respectively. Interest expense on total borrowed funds was $4.5 million in 2006, $938,000 in 2005, and $489,000 in 2004, reflecting average interest rates of 5.31%, 3.50% and 3.34%, respectively.

As of December 31, 2006 and 2005, the Company borrowed $223.8 million and $27.1 million, respectively, from the Federal Home Loan Bank of San Francisco with note terms from one day to 15 years. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of the notes. The Company has pledged, under a blanket lien (all qualifying commercial and residential loans) as collateral under the borrowing agreement with Federal Home Loan Bank, with a total carrying value of $1.1 billion and $858 million at December 31, 2006 and 2005, respectively. Total interest expense on the notes was $4.4 million, $895,000 and $474,000 for the years ended December 31, 2006, 2005 and 2004, respectively, reflecting average interest rates of 5.27%, 3.47% and 3.34%, respectively.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal Home Loan Bank advances outstanding as of December 31, 2006, with an average interest rate of 5.31%, mature as follows:

(Dollars in thousands)
2007	$221,309
2008	325
2009	343
2010	361
2011	381
Thereafter	1,096

$223,815

Borrowings obtained from the Treasury Tax and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $2.6 million at December 31, 2006, as collateral to participate in the program. The total borrowed amount under the program, outstanding at December 31, 2006 and 2005 was $675,000 and $1.1 million, respectively. Interest expense on notes was $31,300, $21,900, and $14,300 for the years ended December 31, 2006, 2005 and 2004, respectively, reflecting average interest rates of 3.81%, 4.30% and 1.15%, respectively.

10. INCOME TAXES

The following is a summary of income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(Dollars in thousands)
Current
Federal	$14,544	$13,456	$9,703
State	4,157	4,078	2,848

Total	$18,701	$17,534	$12,551

Deferred
Federal	$(1,673)	$(1,966)	$(3,348)
State	(543)	(477)	(815)

Total	$(2,216)	$(2,443)	$(4,163)

Total
Federal	$12,871	$11,490	$6,355
State	3,614	3,601	2,033

Total	$16,485	$15,091	$8,388

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006 and 2005, the cumulative temporary differences, as tax affected, are as follows:

	2006	2005
	(Dollars in thousands)
Deferred tax assets:
Statutory bad debt deduction less than financial statement provision	$7,981	$6,358
Deferred loan fees	1,076	809
Depreciation	64	—
Organization cost	14	32
State taxes	714	763
Impairment of available for sale securities	874	864
CRA partnership income	36	32
Net unrealized loss on available for sale securities	139	836
Capital loss carryover	613	560
Mark to market adjustment on interest rate swaps	—	105
Mark to market adjustment on loans held for sale	594	411
Other	265	164

Total deferred tax assets	12,370	10,934

Deferred tax liabilities:
Depreciation	—	(212)
Basis differences—1031 like-kind exchange	(239)	(306)
Federal Home Loan Bank stock	(331)	(173)
Other	(77)	(38)

Total deferred tax liabilities	(647)	(729)

Deferred income taxes, net	$11,723	$10,205

In assessing the future realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax-planning strategies in making this assessment. During 2006 and 2005, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes the net deferred tax assets are more likely than not to be realized. Additionally, for tax purposes the Company was unable to deduct approximately $115,000 and $1.3 million of capital losses generated in 2006 and 2005, respectively, which must be utilized for tax purposes by 2011 and 2010, respectively.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Applicable income taxes, in 2006, 2005, and 2004 resulted in effective tax rates of 38.7%, 38.0%, and 37.1%, respectively. The primary reasons for the differences from the federal statutory tax rate of 35% are as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(Dollars in thousands)
Income tax expense at federal statutory rate	$14,925	$13,893	$7,914
State franchise taxes, net of federal income tax expense	3,004	2,796	1,270
Low income housing tax credit, federal	(586)	(582)	(424)
Tax-advantaged interest income	(86)	(72)	(78)
Bank-owned life insurance cash surrender value	(159)	(158)	(140)
Dividend received deduction for stock investments	(250)	(192)	(89)
Other	(363)	(594)	(65)

	$16,485	$15,091	$8,388

11. LONG-TERM SUBORDINATED DEBENTURES

Center Capital Trust I is a Delaware business trust formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. During the fourth quarter of 2004, Center Capital Trust I issued 18,000 Capital Trust Preferred Securities (“TP Securities”), with liquidation value of $1,000 per security, for gross proceeds of $18,000,000. The entire proceeds of the issuance were invested by Center Capital Trust I in $18,000,000 of Junior Long-term Subordinated Debentures (the “Subordinated Debentures”) issued by the Company, with identical maturity, repricing and payment terms as the TP Securities. The Subordinated Debentures represent the sole assets of Center Capital Trust I. The Subordinated Debentures mature on January 7, 2034 and bear a current interest rate of 8.22% (based on 3-month LIBOR plus 2.85%), with repricing and payments due quarterly in arrears on January 7, April 7, July 7, and October 7 of each year commencing April 7, 2004. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank to the extent then required, on any January 7th, April 7th, July 7th, and October 7th on or after April 7, 2009 at the Redemption Price. Redemption Price means 100% of the principal amount of Subordinated Debentures being redeemed plus accrued and unpaid interest on such Subordinated Debentures to the Redemption Date, or in case of redemption due to the occurrence of a Special Event, to the Special Redemption Date if such Redemption Date is on or after April 7, 2009. The TP Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on January 7, 2034.

Holders of the TP Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at a current rate per annum of 8.22%. The distribution rate is a per annum rate which resets quarterly, equal to LIBOR (as in effect) immediately preceding each interest payment date (January 7, April 7, July 7, and October 7 of each year) plus 2.85%. The distributions on the TP Securities are treated as interest expense in the consolidated statements of operations. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TP Securities issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TP Securities.

On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that could be included in Tier I capital would be limited to 25 percent of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 11.5% of the Company’s Tier I capital.

As of December 31, 2006 and 2005, in accordance with FIN 46 (revised December 2004), Center Capital Trust I is not reported on a consolidated basis. Therefore, the capital securities of $18,000,000 do not appear on the balance sheet. Instead, the long-term subordinated debentures of $18,557,000 issued by Center Financial to Center Capital Trust I and the investment in Center Capital Trust I’s common stock of $557,000 (included in other assets) are separately reported.

12. GOODWILL AND INTANGIBLES

In April 2004, the Company purchased the Chicago branch of Korea Exchange Bank and recorded goodwill of $1.3 million and a core deposit intangible of $462,000. The Bank amortizes premiums on acquired deposits using the straight-line method over 5 to 9 years. Amortization expense for core deposit intangible was $53,000 for years ended December 31, 2006 and 2005 and $36,000 for the year ended December 31, 2004. Core deposit intangible net of amortization was $320,000 and $373,000 at December 31, 2006 and 2005, respectively. Estimated amortization expense for core deposit intangible for five succeeding fiscal years and thereafter is as follows:

(Dollars in thousands)
2007	$53
2008	53
2009	53
2010	53
2011	53
Thereafter	55

13. COMMITMENTS AND CONTINGENCIES

The Company leases its premises under noncancelable operating leases. At December 31, 2006, future minimum rental commitments under these leases are as follows:

Year	Amount
(Dollars in thousands)
2007	$2,099
2008	2,106
2009	2,038
2010	1,825
2011	1,072
Thereafter	3,515

$12,655

Rental expense recorded under such leases amounted to approximately $2.0 million in 2006, $2.3 million in 2005, and $1.4 million in 2004.

Litigation

From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. With the exception of the potentially adverse outcome in the litigation herein described, after taking

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

into consideration information furnished by counsel as to the current status of these claims and proceedings, management does not believe that the aggregate potential liability resulting from such proceedings would have a material adverse effect on the Company’s financial condition or results of operations.

In March 2003, the Bank was served with a complaint filed by Korea Export Insurance Corporation (“KEIC”) in Orange County, California Superior Court, entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. KEIC is seeking to recover alleged losses from a number of parties involved in international trade transactions that gave rise to bills of exchange financed by various Korean banks but not ultimately paid. KEIC is seeking to recover damages of approximately $56 million from the Bank based on a claim that, in its capacity as a presenting bank for these bills of exchange, the Bank acted negligently in presenting and otherwise handling trade documents for collection.

In November 2005, the Orange County Superior Court dismissed all claims of KEIC against the Bank in this action on the grounds that federal courts have exclusive jurisdiction over KEIC’s claims against the Bank. KEIC appealed the dismissal. In response to that judgment of dismissal, KEIC filed a new action against the Bank in federal court asserting the same claims. That federal court action has now been stayed. In December 2006, the Court of Appeals reversed the Orange County Superior Court’s judgment of dismissal and ordered the case remanded back to Orange County Superior Court for trial. Center Bank has filed a petition for rehearing of that decision with the Court of Appeals. Center Bank has filed a petition for review to the California Supreme Court.

In July 2006, the Bank was served with cross-claims from a number of Korean banks who are third party defendants in the federal action. Those same banks recently were allowed to file a similar cross-complaint in the Orange County Superior Court action, in response to the Bank’s cross-compliant filed against the Korean banks for fraud and indemnity. The Korean banks are Citibank Korea, Inc. (formerly known as KorAm Bank), Industrial Bank of Korea, Kookmin Bank, Korea Exchange Bank and Hana Bank (hereinafter the Korean Banks). The Korean Banks allege, in both suits, various claims against the Bank and other defendants named in the lawsuits. The claims alleged against the Bank are for breach of contract, negligence, negligent misrepresentation and breach of fiduciary duty in the handling of certain documents against acceptance transactions that occurred in the years 2000 and 2001. The total amount of the claims is approximately $46.1 million plus interest and punitive damages. These claims involve bills of exchange transaction losses which were not paid by KEIC and are in addition to KEIC’s claims against the Bank in the approximate amount of $56 million originally filed in March of 2003 in state court and now pending in federal court (see above). The Bank believes that it has meritorious defenses to the claims of the Korean Banks. However, if the outcome of this litigation is adverse and the Bank is required to pay significant monetary damages, the Company’s financial condition and results of operations are likely to be materially and adversely affected. Although the Bank believes that it has meritorious defenses and intends to vigorously defend these lawsuits, management cannot predict the outcome of this litigation.

Employment Agreement

The Company had an employment agreement with its President and Chief Executive Officer, Mr. Seon Hong Kim effective September 1, 2004 for a term of three years, at an initial base salary of $279,330 per year with annual increases based on increases in the consumer price index not to exceed 7%. Mr. Kim was also entitled to an incentive bonus equal to 4% of the amount of the Company’s pre-tax earnings for that year which exceed 20% of the Company’s return on year-beginning capital; provided, however, that in no event would such bonus be less than $40,000 nor more than 75% of the amount of Mr. Kim’s annual base salary, and provided further that if the Company’s pre-tax earnings for the year in question did not exceed 20% of the return on year-beginning capital, Mr. Kim would receive such bonus as the board of directors, in its sole discretion, determined.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the event of termination without cause or due to a merger or corporate reorganization where there is a change in more than 25% ownership of the Company’s stock, Mr. Kim was entitled to receive the balance of the salary due under the Agreement or twelve (12) months severance pay, whichever was more. In October 2006, the Company announced that President and Chief Executive Officer, Mr. Seon-Hong Kim, would not seek renewal of his contract.

On January 10, 2007, the board of directors of the Company named Mr. Jae Whan Yoo to the positions of President and Chief Executive Officer. Mr. Yoo also assumed Mr. Kim’s position on the board of directors. Effective January 16, 2007, the Company and Center Bank entered into an employment agreement with Mr. Yoo (the “Agreement”) for a term of three years, at an annual base salary of $250,000 for the first year of the term, with annual increases thereafter based on increases in the applicable Consumer Price Index, not to exceed 7% per year. Mr. Yoo is also entitled to an incentive bonus equal to 4% of the amount by which the Company’s pre-tax earnings for any given year exceeded the Company’s pre-tax earnings for the previous year; provided, however, that in no event shall such bonus be less than $40,000 nor more than 75% of the amount of Mr. Yoo’s annual base salary. Mr. Yoo will also receive stock options to purchase 100,000 shares of the Company’s authorized but unissued common stock, at the fair market value on the date of grant, which date is expected to be in February 2007. The options will be for a term of 10 years and will vest in installments of one-third per year commencing on the first anniversary of the date of grant. In the event of termination without cause (as defined in the Agreement) or if a “change in control” of Center Bank or the Company (as those terms are defined in the Agreement) occurs and the Company terminates Yoo without cause, or Mr. Yoo voluntarily terminates his employment within one year after the change in control, Mr. Yoo will be entitled to receive: (1) his salary for the balance of the term remaining under the Agreement or 12 months, whichever is less, and (2) the pro rata portion of any bonus earned for the partial year served until the date of termination; provided, however, that the amount of any benefits to be paid under the Agreement in the event of a change in control would be limited to the amounts allowed as deductible payments pursuant to Section 280G of the Internal Revenue Code.

Memorandum of Understanding

On May 10, 2005, Center Bank entered into a memorandum of understanding (the “MOU”) with the FDIC and the California Department of Financial Institutions (the “DFI”). The MOU is an informal administrative agreement primarily concerning the Bank’s compliance with Bank Secrecy Act (“BSA”) regulations. In accordance with the MOU, the Bank agreed to (i) implement a written action plan, policies and procedures, and comprehensive independent compliance testing to ensure compliance with all BSA-related rules and regulations; (ii) correct any apparent BSA violations previously disclosed by the FDIC; (iii) develop the expertise to ensure that generally accepted accounting principles and regulatory reporting guidelines are observed in all of the Bank’s financial transactions and reporting; and (iv) furnish written quarterly progress reports to the FDIC and the DFI detailing the form and manner of any actions taken to secure compliance with the memorandum and the results thereof. The MOU will remain in effect until modified or terminated by the FDIC and DFI and may have the effect of limiting or delaying the Bank’s ability or plans to expand.

14. SHAREHOLDERS’ EQUITY

On December 13, 2006 the board of directors declared a quarterly cash dividend of 4 cents per share. This cash dividend was paid in January 2007 to shareholders of record as of December 27, 2006 (see “Quarterly Dividends” below).

As a bank holding company, which currently has no significant assets other than the Company’s equity interest in Center Bank, its ability to pay dividends primarily depends upon the dividends received from Center

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bank. The dividend practice of Center Bank, like the Company’s dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by Center Bank’s board of directors at that time. The dividend practices of both Center Bank and Center Financial are restricted by state and federal law as well as by regulatory requirements and potentially by contractual requirements, in each case as more fully described below.

Quarterly Dividends—Since October 2003, Center Financial has paid a cash dividend of 4 cents (adjusted for two-for-one stock split) per share and currently plans to continue to pay cash dividends on a quarterly basis. However, the amount of any such dividend will be determined each quarter by the Company’s board of directors in its discretion, based on the factors described in the previous paragraph. No assurance can be given that the Bank’s and the Company’s future performance will justify the payment of dividends in any particular quarter and any such dividend will be at the sole discretion of Center Financial’s board of directors.

Center Bank’s ability to pay cash dividends to Center Financial is also subject to certain legal limitations. Under California law, banks may declare a cash dividend out of their net profits up to the lesser of retained earnings or the net income for the last three fiscal years (less any distributions made to shareholders during such period), or with the prior written approval of the Commissioner of Financial Institutions, in an amount not exceeding the greatest of (i) the retained earnings of the bank, (ii) the net income of the bank for its last fiscal year, or (iii) the net income of the bank for its current fiscal year. In addition, under federal law, banks are prohibited from paying any dividends if after making such payment they would fail to meet any of the minimum regulatory capital requirements. The federal regulators also have the authority to prohibit banks from engaging in any business practices which are considered to be unsafe or unsound, and in some circumstances the regulators might prohibit the payment of dividends on that basis even though such payments would otherwise be permissible.

The Company’s ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows the Company to pay dividends to its shareholders if retained earnings equal at least the amount of the proposed dividend. If the Company does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to the shareholders if it meets two conditions after giving effect to the dividend. Those conditions are generally as follows: (i) the Company’s assets (exclusive of goodwill and deferred charges) would equal at least 1 1/4 times the Company’s liabilities; and (ii) the Company’s current assets would equal at least the Company’s current liabilities or, if the average of the Company’s earnings before taxes on income and before interest expense for two preceding fiscal years was less than the average of the Company’s interest expense for such fiscal years, then the Company’s current assets must equal at least 1 1/4 times the Company’s current liabilities. In addition, during any period in which Center Financial has deferred payment of interest otherwise due and payable on its subordinated debt securities, Center Financial may not make any dividends or distributions with respect to the Company’s capital stock.

Stock-Based Compensation—The Company has a Stock Incentive Plan (the “2006 Plan”) which was adopted by the board of directors in April 2006 and approved by the shareholders in May 2006. The 2006 Plan replaced the Company’s former stock option plan (the “1996 Plan”) which expired in February 2006, and all options under the 1996 Plan which were outstanding on April 12, 2006 were transferred to and made part of the 2006 Plan. The option prices of all options granted under the 2006 Plan (including options transferred from the 1996 Plan) must be not less than 100% of the fair market value at the date of grant. Non-qualified stock options to directors vest at the rate of 33 1/3% per year, and incentive stock options for employees generally vest at the rate of 20% per year. All options not exercised expire ten years after the date of grant.

Effective January 1, 2006 the Company adopted SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method of APB 25. As a result,

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prior to January 1, 2006 the Company did not recognize compensation expense in the statements of operations for options granted. As required by SFAS No. 123, the Company provided certain pro forma disclosures for stock-based compensation as if the fair-value-based approach of SFAS No. 123 had been applied.

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

The Company’s pre-tax compensation expense for stock-based employee compensation was $722,000 ($660,000 after tax effect of non-qualified stock options) for the year ended December 31, 2006.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the year ended December 31, 2006, such tax benefits amounted to approximately $523,000.

The following table details the effect on net income had stock-based compensation expense been recorded for the year ended December 31, 2005 based on the fair-value method under SFAS No. 123.

	Year Ended December 31,
	2005	2004
	(Dollars in thousands, except per share data)
Reported net income	$24,603	$14,224
Add: Total stock based compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock based compensation expense determined under fair-value method for all awards, net of related tax expense	(568)	(310)

Pro forma net income	$24,035	$13,914

Earnings per share

Basic—reported	$1.50	$0.88

Basic—pro forma	$1.47	$0.86

Diluted—reported	$1.48	$0.86

Diluted—pro forma	$1.44	$0.84

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Twelve months ended December 31,
	2006	2005	2004
Risk-free interest rate	2.05% - 6.21%	2.05% - 6.21%	3.30%
Expected life	3 - 6.5 years	3 - 6.5 years	3 - 5 years
Expected volatility	32% - 35%	30% - 35%	25%
Expected dividend yield	0.00% - 1.05%	0.00% - 1.05%	0.78%
Weighted average fair value	$3.72	$3.37	$2.49
Weighted average volatility	32%	34%	25%

A summary of the Company’s stock option activity and related information for the years ended December 31, 2006, 2005 and 2004 is set forth in the following table:

	2006			2005			2004
	Shares Available For Grant	Options Outstanding	Weighted Average Exercise Price	Shares Available For Grant	Options Outstanding	Weighted Average Exercise Price	Shares Available For Grant	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	936,389	638,804	$13.38	970,971	759,779	$9.95	1,299,326	666,400	$4.70
Options authorized under new plan	1,762,250			—	—		—
Options granted	(68,000)	68,000	23.56	(123,500)	123,500	22.97	(403,000)	403,000	$14.60
Options forfeited	39,651	(39,651)	14.62	88,918	(88,918)	11.19	74,645	(74,645)	$7.29
Options exercised	—	(193,560)	11.91	—	(155,557)	5.38	—	(234,976)	$4.24

Balance at end of period	2,670,290	473,593	$15.33	936,389	638,804	$13.38	970,971	759,779	$9.95

Options exercisable at year-end		141,115	$10.64		137,528	$9.88		125,112	$4.16
Weighted-average fair value of options granted during the year			$8.91			$8.21			$4.31

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information pertaining to stock options outstanding at December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 2.23 – $ 4.00	13,549	4.00	$3.43	13,548	4.00	$3.43
$ 5.00 – $ 5.99	84,304	6.22	$5.32	55,667	6.22	$5.26
$ 6.00 – $ 7.99	8,640	6.50	$6.32	—	—	$—
$ 8.00 – $14.00	130,600	8.00	$12.99	44,200	8.00	$12.91
$14.01 – $20.00	70,000	8.00	$16.05	8,000	8.00	$16.73
$20.01 – $25.10	166,500	9.41	$23.37	19,700	9.00	$23.24

	473,593	8.04	$15.33	141,115	8.20	$10.64

Aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 was $4.1 million and $1.9 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $23.97 as of December 31, 2006, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $2.4 million, $2.7 million and $2.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

For the years ended December 31, 2006, 2005 and 2004 the total grant date fair value of options vesting was $653,000, $532,000 and $297,000, respectively. As of December 31, 2006 and 2005 non-vested options amounted to 332,000 (weighted average grant-date fair value of $5.89) and 509,000 (weighted average grant-date fair value of $4.66), respectively. 40,000 options were forfeited during the year ended December 31, 2006 with a weighted average grant-date fair value of $14.65.

As of December 31, 2006, the Company had approximately $1.7 million of unrecognized compensation costs related to unvested options. The Company expects to recognize these costs over a weighted average period of 3.51 years.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the years ended December 31, 2006, 2005, and 2004. Earnings per share data have been adjusted for all periods presented to reflect the 2 to 1 stock split declared on January 28, 2004.

	Net Income	Weighted Average Number of Shares	Per Share Amount
	(Dollars in thousands, except earnings per share)
2006
Basic EPS
Income available to common shareholders	$26,158	16,535	$1.58
Effect of dilutive securities:
Stock options	—	132	(0.01)

Diluted EPS
Income available to common shareholders	$26,213	16,667	$1.57

2005
Basic EPS
Income available to common shareholders	$24,603	16,376	$1.50
Effect of dilutive securities:
Stock options	—	327	(0.02)

Diluted EPS
Income available to common shareholders	$24,603	16,703	$1.48

2004
Basic EPS
Income available to common shareholders	$14,224	16,158	$0.88
Effect of dilutive securities:
Stock options	—	368	(0.02)

Diluted EPS
Income available to common shareholders	$14,224	16,526	$0.86

Options not included in the computation of diluted earnings per share because they would have had an antidilutive effect amounted to 81,500 shares and 54,500 shares for the years ended December 31, 2006 and 2005, respectively. There were no such antidilutive shares for the year ended December 31, 2004.

16. EMPLOYEE BENEFIT PLAN

The Company has an Employees’ Profit Sharing and Savings Plan (the “Plan”), for the benefit of substantially all of its employees who have reached a minimum age of 21 years. Each employee is allowed to contribute to the Plan up to the maximum percentage allowable, not to exceed the limits of IRS Code Sections 401(k), 404 and 415. The Company’s matching contribution equals the sum of 75 percent of the employee’s contribution up to 4 percent of his/her compensation plus 25 percent of the employee’s contribution that exceeds 4 percent but less than 8 percent of his/her compensation. The Company may also make a discretionary contribution, which is not limited to the current or accumulated net profit, as well as a qualified nonelective contribution, with both amounts determined by the Company. For the years ended December 31, 2006, 2005, and 2004, the Company has made matching contributions of $252,000, $256,000, and $231,000, respectively, and no discretionary contributions.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, in November 2006, the Company made a qualified nonelective contribution to the 401(k) plan in the amount of $429,000 as part of concluding its negotiations with the Internal Revenue Service regarding contributions to the 401(k) plan. The amount is included in salaries and employee benefits for the year ended December 31, 2006.

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

The following is a summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at December 31, 2006 and 2005:

Outstanding Commitments (Dollars in thousands)

	December 31, 2006	December 31, 2005
Loans	$265,989	$255,096
Standby letters of credit	12,222	12,797
Performance bonds	217	283
Commercial letters of credit	28,181	24,262

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information as of December 31, 2006 and 2005, respectively, on the Company’s outstanding derivatives:

Description	Notional Value	Period	Fixed Receiving Rate	Floating Paying Rate
	(Dollars in thousands)
December 31, 2006
None	$—	NA	NA	NA
December 31, 2005
Interest Rate Swap II	$25,000	08/02-08/06	6.89%	WSJ Prime	*

*	At December 31, 2005 the Wall Street Journal published Prime Rate was 7.25%.

As of December 31, 2006 the Company had no interest rate swap agreements as the Company’s only remaining interest rate swap matured in August 2006. As of December 31, 2005, the Company had one interest rate swap agreement with a total notional amount of $25 million. Under the swap agreement, the Company received a fixed rate and paid a variable rate based on the Wall Street Journal’s published Prime Rate.

The credit risk associated with the interest rate swap agreement represents the accounting loss that would be recognized at the reporting date if the counterparty failed completely to perform as contracted and any collateral or security proved to be of no value. To reduce such credit risk, when interest rate swap agreements are in place, the Company regularly evaluates the counterparty’s credit rating and financial position.

(Gains) or losses on interest rate swaps, recorded in noninterest expense, consist of the following:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Net swap settlement payments (receipts)	$255	$(26)	$(1,609)
(Increase) decrease in market value*	(229)	612	1,844

Net change in market value	$26	$586	$235

*	Including gains (loss) on sale of swaps.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company using available market information and appropriate valuation methodologies available to management at December 31, 2006 and 2005 has determined the estimated fair value of financial instruments. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Furthermore, fair values disclosed hereinafter do not reflect any premium or discount that could result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in the disclosed amounts.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values and related carrying amounts of the Bank’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$73,376	$73,376	$143,376	$143,376
Investment securities available for sale	148,913	148,913	226,023	226,023
Investment securities held to maturity	10,591	10,571	11,052	11,014
Loans receivable, net	1,537,176	1,544,289	1,219,149	1,226,205
Federal Home Loan Bank and other equity stock	11,065	11,065	5,434	5,434
Customers’ liability on acceptances	4,871	4,871	4,028	4,028
Accrued interest receivable	8,574	8,574	4,481	4,481

Liabilities
Deposits	1,429,399	1,355,070	$1,480,556	$1,845,166
Other borrowed funds	229,490	229,490	28,643	28,643
Acceptances outstanding	4,871	4,871	4,028	4,028
Accrued interest payable	11,458	11,458	9,084	9,084
Long-term subordinated debentures	18,557	19,410	18,557	19,665
Interest rate swaps	—	—	229	229

Off-balance sheet items
Commitments to extend credit	$265,989	$1,995	$255,096	$1,913
Standby letter of credit	12,222	214	12,797	224
Commercial letters of credit	28,181	106	24,462	91
Performance bonds	217	4	283	5

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

Federal Home Loan Bank and Other Equity Stock—The carrying amounts approximate fair value, as the stocks may be sold back to the Federal Home Loan Bank and other bank at carrying value.

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

As of December 31, 2006 and 2005, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain specific total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes may have changed the category of the Bank.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 11.5% of the Company’s Tier I capital.

The actual and required capital amounts and ratios at December 31, 2006 and 2005 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2006
Total Capital (to Risk-Weighted Assets)
Center Financial Corporation	$175,180	10.54%	$132,964	8.00%	$166,205	10.00%
Center Bank	$173,818	10.46%	$132,939	8.00%	$166,174	10.00%
Tier 1 capital (to Risk-Weighted Assets)
Center Financial Corporation	$157,054	9.45%	$65,631	4.00%	$98,447	6.00%
Center Bank	$157,692	9.37%	$66,464	4.00%	$99,696	6.00%
Tier 1 capital (to Average Assets)
Center Financial Corporation	$155,054	8.62%	$71,951	4.00%	$89,939	5.00%
Center Bank	$155,692	8.55%	$72,838	4.00%	$91,048	5.00%

As of December 31, 2005
Total Capital (to Risk-Weighted Assets)
Center Financial Corporation	$144,120	10.76%	$107,124	8.00%	$133,905	10.00%
Center Bank	$144,370	10.78%	$107,119	8.00%	$133,898	10.00%
Tier 1 capital (to Risk-Weighted Assets)
Center Financial Corporation	$129,912	9.70%	$53,561	4.00%	$80,342	6.00%
Center Bank	$130,162	9.72%	$53,559	4.00%	$80,338	6.00%
Tier 1 capital (to Average Assets)
Center Financial Corporation	$129,912	8.21%	$63,317	4.00%	$79,146	5.00%
Center Bank	$130,612	8.22%	$63,308	4.00%	$79,134	5.00%

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. BUSINESS SEGMENT INFORMATION

The Company manages its activities as a single operating segment, and accordingly, the Company’s operations consist of a single reportable business segment. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” all prior period segment information has been reclassified to report only one operating segment. The following information is presented for historical purposes only.

	Year Ended December 31, 2005
	Banking Operations	Trade Finance Services	SBA	Total
	(Dollars in thousands)
Interest income	$78,107	$6,706	$8,012	$92,825
Interest expense	25,223	1,721	2,523	29,467

Net interest income	52,884	4,985	5,489	63,358
Provision for loan losses	3,014	119	237	3,370

Net interest income after provision for loan losses	49,870	4,866	5,252	59,988
Other operating income	13,615	3,726	3,190	20,531
Other operating expenses	36,113	3,193	1,519	40,825

Segment pretax profit	$27,372	$5,399	$6,923	$39,694

Segment assets	$1,426,553	$121,362	$113,088	$1,661,003

	Year Ended December 31, 2004
	Banking Operations	Trade Finance Services	SBA	Total
	(Dollars in thousands)
Interest income	$45,773	$5,437	$6,298	$57,508
Interest expense	12,547	1,304	1,530	15,381

Net interest income	33,226	4,133	4,768	42,127
Provision for loan losses	3,001	228	21	3,250

Net interest income after provision for loan losses	30,225	3,905	4,747	38,877
Other operating income	11,754	4,048	4,756	20,558
Other operating expenses	32,184	2,849	1,790	36,823

Segment pretax profit	$9,795	$5,104	$7,713	$22,612

Segment assets	$1,134,106	$119,254	$84,754	$1,338,114

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
2006
Net interest income before provision for loan losses	$16,658	$17,261	$18,396	$19,095
Provision for loan losses	$257	$1,518	$2,494	$1,397
Net income	$5,769	$7,679	$6,360	$6,350
Basic earnings per common share	$0.35	$0.47	$0.38	$0.38
Diluted earnings per common share	$0.35	$0.46	$0.38	$0.38
2005
Net interest income before provision for loan losses	$13,832	$15,594	$16,461	$17,471
Provision for loan losses	$650	$1,050	$930	$740
Net income	$5,413	$6,010	$6,531	$6,649
Basic earnings per common share	$0.33	$0.37	$0.40	$0.40
Diluted earnings per common share	$0.32	$0.36	$0.40	$0.40
2004
Net interest income before provision for loan losses	$8,914	$9,054	$10,912	$13,248
Provision for loan losses	$850	$600	$700	$1,100
Net income	$3,657	$2,048	$4,247	$4,273
Basic earnings per common share	$0.23	$0.13	$0.26	$0.26
Diluted earnings per common share	$0.22	$0.13	$0.26	$0.25

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

The information below is presented as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	December 31,
	2006	2005
Assets:
Cash	$1,802	$69
Investment in subsidiaries	157,941	131,440
Other assets	600	747

Total assets	$160,343	$132,256

Liabilities:
Long-term subordinated debentures	$18,557	$18,557
Other liabilities	1,052	985

Total liabilities	19,609	19,542

Shareholders’ equity:
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,632,601 as of December 31, 2006 and 16,439,153 as of December 31, 2005	69,172	65,622
Retained earnings	71,777	48,268
Accumulated other comprehensive income, net of tax	(215)	(1,176)

Total shareholders’ equity	140,734	112,714

Total liabilities and shareholders’ equity	$160,343	$132,256

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash dividend from Center Bank	$3,777	$3,760	$2,250
Equity in undistributed earnings of Center Bank	25,540	22,793	13,734
Other operating expenses, net	(3,159)	(1,950)	(1,760)

Net income	$26,158	$24,603	$14,224

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENTS CASH FLOWS

(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$26,158	$24,603	$14,224
Adjustment to reconcile net income to net cash provided by operating activities
Equity in undistributed income of the Bank	(25,540)	(22,793)	(13,734)
Stock option compensation	722	—	—
Decrease in other assets	147	(638)	77
Increase (decrease) in liabilities	56	791	136
Net dividends received from the Bank	—	(835)	1,600

Net cash provided by operating activities	1,543	1,128	2,303

Cash flows provided by (used in) financing activities:
Proceeds from stock options exercised	2,305	837	933
Tax benefit in excess of recognized cumulative compensation costs	523	—	—
Payment of cash dividend	(2,638)	(2,625)	(2,583)

Net cash provided by (used in) financing activities	190	(1,788)	(1,650)

Net increase (decrease) in cash	1,733	(660)	653
Cash, beginning of year	69	729	76

Cash, end of year	$1,802	$69	$729

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24. RESTATEMENT

Subsequent to the issuance of the second quarter 2005 financial statements, Management determined that the Company’s prime rate indexed interest rate swaps did not qualify for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”). Previously, until October 1, 2004, the Company’s interest rate swaps had been accounted for under FAS 133 using hedge accounting treatment. Effective October 1, 2004, management determined that the swaps did not qualify for hedge accounting treatment under FAS 133. Management subsequently determined that hedge accounting under FAS 133 was not appropriate from the inception of the swaps in 2001. In 2006, the Company did not use hedge accounting for its historical interest rate swaps and as of December 31, 2006, the Company had no interest rate swap agreements as the Company’s only remaining interest rate swap matured in August 2006.

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

As required by Rule 13a-15(b) of the Securities Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of December 31, 2006, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2006, our controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported in accordance with the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

The board of directors, primarily through its audit committee, oversees the adequacy of the Company’s internal control structure. The audit committee, whose members are neither officers nor employees of the Company, meets periodically with management, internal auditors and internal credit examiners to review the functioning of each and to ensure that each is properly discharging its responsibilities. In addition, Grant Thornton LLP, an independent registered public accounting firm, was engaged to audit the Company’s financial statements and express an opinion as to the fairness of presentation of such financial statements. Grant Thornton LLP was also engaged to audit management’s assessment of the Company’s internal control over financial reporting and the Company’s internal control over financial reporting itself. The report of Grant Thornton LLP follows this report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based upon the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, management believes that, as of December 31, 2006, the Company maintained effective control over financial reporting.

(c) Remediation of Material Weaknesses in Internal Control

Not Applicable

(d) Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the fourth quarter of 2006 or thereafter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Center Financial Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Center Financial Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Center Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Center Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Center Financial Corporation as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2006 and our report dated February 8, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Los Angeles, California

February 8, 2007

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM	10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2006 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2006 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

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

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” and “Compensation Discussion and Analysis” in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2006, with respect to options outstanding and available under the Company’s 2006 stock incentive plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	473,593	$15.33	2,670,290

Other Information Concerning Security Ownership of Certain Beneficial Owners and Management

The remainder of the information required by Item 12 will be set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Election of Directors” in the Proxy Statement, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Amendment to the Articles of Incorporation of Center Financial Corporation[2]

3.3	Amended and Restated Bylaws of Center Financial Corporation[3]

10.1	Employment Agreement between Center Financial Corporation and Seon Hong Kim dated March 30, 2004[4]

10.2	2006 Stock Incentive Plan[5]

10.3	Lease for Corporate Headquarters Office[1]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[6]

10.5	Amended and Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[6]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[6]

10.7	Deferred compensation plan[7]

10.8	Split dollar plan and list of participants[7]

10.9	Survivor income plan and list of participants[7]

10.10	Employment Agreement between Center Financial Corporation and Jae Whan Yoo effective January 16, 2007[8]

11	Statement of Computation of Earnings Per Share (included in Note 15 to consolidated audited financial statements included herein)

21	Subsidiaries of Registrant[2]

23.1	Consent of Grant Thornton LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Principal Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[1]	Filed as an Exhibit to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission (Commission) on June 14, 2002 and incorporated herein by reference
[2]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2005 filed with the Commission on March 16, 2006 and incorporated herein by reference
[3]	Filed as Exhibit 3.2 to the form 8-K filed with the Commission on May 12, 2006 and incorporated herein by reference
[4]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2004 filed with the Commission on May 13, 2004 and incorporated herein by reference
[5]	Filed as Exhibit 1 to the definitive Proxy Statement on Schedule 14A filed with the Commission on April 20, 2006 and incorporated herein by reference

[6]	Filed as an Exhibit of the same number to the form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 30, 2004 and incorporated herein by reference
[7]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2006 filed with the Commission on May 5, 2006 and incorporated herein by reference
[8]	Filed as Exhibit 10.1 to the Form 8-K filed with the Commission on February 1, 2007 and incorporated herein by reference

(b) Financial Statement Schedules

Schedules to the financial statements are omitted because the required information is not applicable or because the required information is presented in the Company’s Consolidated Financial Statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: February 8, 2007	/s/ JAE WHAN YOO
Jae Whan Yoo Chief Executive Officer & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and the dates indicated.

Signature	Title	Date

/s/ JAE WHAN YOO Jae Whan Yoo	Director, Chief Executive Officer & President (Principal Executive Officer)	February 8, 2007

/s/ PETER Y. S. KIM Peter Y. S. Kim	Chairman of the Board	February 8, 2007

/s/ DAVID Z. HONG David Z. Hong	Director	February 8, 2007

/s/ CHANG HWI KIM Chang Hwi Kim	Director	February 8, 2007

/s/ SANG HOON KIM Sang Hoon Kim	Director	February 8, 2007

/s/ CHUNG HYUN LEE Chung Hyun Lee	Director	February 8, 2007

/s/ JIN CHUL JHUNG Jin Chul Jhung	Director	February 8, 2007

/s/ PATRICK HARTMAN Patrick Hartman	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 8, 2007

S-1