Form 10-Q
period 2007-03-31
CENTER FINANCIAL CORP
filed 2007-04-27
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

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

As of March 31, 2007 there were 16,661,121 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1:	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	3/31/2007	12/31/2006
	(Dollars in thousands)
ASSETS
Cash and due from banks	$76,765	$71,504
Federal funds sold	3,155	—
Money market funds and interest-bearing deposits in other banks	1,872	1,872

Cash and cash equivalents	81,792	73,376
Securities available for sale, at fair value	126,476	148,913
Securities held to maturity, at amortized cost (fair value of $10,092 as of March 31, 2007 and $10,571 as of December 31, 2006)	10,129	10,591
Federal Home Loan Bank and Pacific Coast Bankers Bank stock, at cost	14,995	11,065
Loans, net of allowance for loan losses of $17,855 as of March 31, 2007 and $17,412 as of December 31, 2006	1,556,862	1,518,666
Loans held for sale, at the lower of cost or market	22,912	18,510
Premises and equipment, net	13,529	13,322
Customers’ liability on acceptances	3,539	4,871
Accrued interest receivable	8,588	8,574
Deferred income taxes, net	10,825	11,723
Investments in affordable housing partnerships	6,393	6,878
Cash surrender value of life insurance	11,280	11,183
Goodwill	1,253	1,253
Intangible assets, net	307	320
Other assets	3,673	4,067

Total	$1,872,553	$1,843,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$389,358	$388,163
Interest-bearing	1,052,793	1,041,236

Total Deposits	1,442,151	1,429,399
Acceptances outstanding	3,539	4,871
Accrued interest payable	10,613	11,458
Other borrowed funds	239,962	229,490
Trust preferred securities	18,557	18,557
Accrued expenses and other liabilities	10,870	8,803

Total liabilities	1,725,692	1,702,578
Commitments and Contingencies	—	—
Shareholders’ Equity
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,661,121 as of March 31, 2007 and 16,632,601 as of December 31, 2006	69,645	69,172
Retained earnings	76,968	71,777
Accumulated other comprehensive income (loss), net of tax	248	(215)

Total shareholders’ equity	146,861	140,734

Total	$1,872,553	$1,843,312

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	2007	2006
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$31,981	$25,288
Interest on federal funds sold	52	823
Interest on taxable investment securities	1,626	2,186
Interest on tax-advantaged investment securities	133	97
Dividends on equity stock	174	66
Money market funds and interest-earning deposits	15	60

Total interest and dividend income	33,981	28,520
Interest Expense:
Interest on deposits	11,577	11,424
Interest expense on trust preferred securities	369	334
Interest on borrowed funds	3,436	104

Total interest expense	15,382	11,862

Net interest income before provision for loan losses	18,599	16,658
Provision for loan losses	1,270	257

Net interest income after provision for loan losses	17,329	16,401
Noninterest Income:
Customer service fees	1,767	2,130
Fee income from trade finance transactions	749	953
Wire transfer fees	211	216
Gain on sale of loans	—	674
Gain on sale of premises and equipment	12	—
Loan service fees	377	554
Other income	534	480

Total noninterest income	3,650	5,007

Noninterest Expense:
Salaries and employee benefits	6,257	5,563
Occupancy	959	884
Furniture, fixtures, and equipment	467	460
Data processing	503	542
Professional service fees	1,008	2,060
Business promotion and advertising	641	845
Stationery and supplies	134	159
Telecommunications	136	173
Postage and courier service	190	141
Security service	241	263
Loss on interest rate swaps	—	53
Other operating expenses	1,001	947

Total noninterest expense	11,537	12,090

Income before income tax provision	9,442	9,318
Income tax provision	3,584	3,549

Net income	5,858	5,769
Other comprehensive income—unrealized gain on available-for-sale securities, net of income tax expense of $336 and $154	463	213

Comprehensive income	$6,321	$5,982

EARNINGS PER SHARE:
Basic	$0.35	$0.35

Diluted	$0.35	$0.35

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	3/31/2007	3/31/2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$5,858	$5,769
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option compensation	205	173
Depreciation and amortization	671	601
Mark to market adjustments on interest rate swaps	—	36
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	14	(186)
Provision for loan losses	1,270	257
Gain on sale of premises and equipment	(12)	—
Originations of SBA loans held for sale	(4,402)	(14,940)
Gain on sale of loans	—	(632)
Proceeds from sale of loans	—	16,532
Deferred tax provision (benefit)	562	(154)
Federal Home Loan Bank stock dividend	(157)	—
Increase in accrued interest receivable	(14)	(770)
Net increase in cash surrender value of life insurance policy	(97)	(92)
Increase in other assets and servicing assets	1,726	424
(Decrease) increase in accrued interest payable	(845)	2,066
Increase in accrued expenses and other liabilities	733	1,446

Net cash provided by operating activities	5,512	10,530

Cash flows from investing activities:
Purchase of securities available for sale	—	(7,408)
Proceeds from principal repayment, matured, or called securities available for sale	23,226	29,868
Purchase of securities held to maturity	—	(518)
Proceeds from matured, called or principal repayment on securities held to maturity	458	348
Purchase of Federal Home Loan Bank and other equity stock	(3,773)	(63)
Payments from net swap settlement	—	(89)
Net increase in loans	(39,496)	(12,742)
Proceeds from recoveries of loans previously charged-off	30	29
Purchases of premises and equipment	(671)	(309)
Proceeds from disposal of equipment	12	—
Net increase in investments in affordable housing partnerships	291	—

Net cash (used in) provided by investing activities	(19,923)	9,116

Cash flows from financing activities:
Net increase in deposits	12,752	10,526
Net increase in other borrowed funds	10,472	8,600
Proceeds from stock options exercised	268	271
Payment of cash dividend	(665)	(657)

Net cash provided by financing activities	22,827	18,740

Net increase in cash and cash equivalents	8,416	38,386
Cash and cash equivalents, beginning of the year	73,376	143,376

Cash and cash equivalents, end of the period	$81,792	$181,762

Supplemental disclosure of cash flow information:
Interest paid	$16,227	$9,796
Income taxes paid	$379	$1,700
Supplemental schedule of noncash investing, operating, and financing activities:
Cash dividend accrual	$666	$657

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

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters are located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank provides comprehensive financial services for small to medium sized business owners, primarily in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is Southern California including Los Angeles, Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has 17 full-service branch offices, 15 of which are located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all California branches as de novo branches. On April 26, 2004, the Company completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch, the Bank’s first out-of-state branch, with a focus on the Korean-American market in Chicago. The Company assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Company opened two new branches in Irvine, California and Seattle, Washington in 2005. The Bank also operates nine Loan Production Offices (“LPOs”) in Phoenix, Seattle, Denver, Washington D.C., Las Vegas, Atlanta, Honolulu, Houston and Dallas.

CB Capital Trust, a Maryland real estate investment trust (“REIT”) which is a consolidated subsidiary of the Bank, was formed in August 2002 for the primary business purpose of investing in the Bank’s real-estate related assets, and enhancing and strengthening the Bank’s capital position and earnings primarily through tax advantaged income from such assets. On December 31, 2003, the California Franchise Tax Board issued an opinion listing bank-owned REITs as potentially abusive tax shelters subject to possible penalties, and stating that REIT consent dividends are not deductible for California state income tax purposes. In view of this opinion, it appears that the REIT will not be able to fulfill its original intended purposes, and management is in the process of dissolving the entity. We anticipate that the dissolution will be completed in the second quarter of 2007.

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

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in Company’s annual report on Form 10-K for the year ended December 31, 2006.

3. SIGNIFICANT ACCOUNTING POLICIES

Accounting policies are fully described in Note 2 to the consolidated financial statements in Center Financial’s Annual Report on Form 10-K for the year ended December 31, 2006 and there have been no material changes noted.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement also resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in case in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has adopted SFAS No. 155 and the adoption has had no material impact on the consolidated financial statements or results of operations of the Company.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS No.156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract if a) a transfer of the servicer’s assets meets the requirements for sale accounting b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and c) an acquisition or assumption of an obligation to service a financial asset does not relate to financial assets of the servicer or its consolidated affiliates. Further, the SFAS No. 156 requires all separately recognized servicing asset and liabilities to be initially measured at fair value, if practicable. SFAS No. 156 must be adopted as of the first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 156 and the adoption has had no material impact on the consolidated financial statements or results of operations of the Company.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, that clarifies the accounting for uncertainties in incomes taxes recognized in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Companies are required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position (assuming the taxing authority has full knowledge of all relevant facts). If the tax position meets the more likely than not criteria, the position is to be measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement with the taxing authorities. The Company has had no material impact with the adoption of FIN 48 on the consolidated financial statements or results of operations of the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the consolidated financial statements or results of operations of the Company.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial and experience gains and losses and the prior service costs and credits. The recognition provisions of the Statement are effective for public entities for fiscal years ending after December 15, 2006 and for nonpublic entities for fiscal years ending after June 15, 2007. The measurement date provisions are effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS No.158 to have a material impact on the consolidated financial statements or results of operations of the Company.

In September 2006, EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” was issued. The Task Force reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The Task Force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Furthermore, the Task Force reached a consensus that the cash surrender value should not be discounted when contractual limitations on the ability to surrender a policy exist if the policy continues to operate under its normal terms (continues to earn interest) during the restriction period. The consensus is effective for fiscal years beginning after December 15, 2006. The Company has adopted the Issue as of January 1, 2007 and the adoption of the Issue has had no material impact on the consolidated financial statements or results of operations of the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value. The Statement applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted subject to certain conditions including the adoption of SFAS No. 157 at the same time. The Company will adopt SFAS No. 159 on January 1, 2008. The Company is currently assessing whether fair value accounting is appropriate for any of its eligible items and currently cannot estimate the impact, if any, on the consolidated financial statements or results of operations of the Company.

5. STOCK-BASED COMPENSATION

The Company has a Stock Incentive Plan (the “2006 Plan”) which was adopted by the Board of Directors in April 2006 and approved by the shareholders in May 2006. The 2006 Plan replaced the Company’s former stock option plan (the “1996 Plan”) which expired in February 2006, and all options under the 1996 Plan which were outstanding on April 12, 2006 were transferred to and made part of the 2006 Plan. The option prices of all options granted under the 2006 Plan (including options transferred from the 1996 Plan) must be not less than 100% of the fair market value at the date of grant. All options granted generally vest at the rate of 20% per year except that the options granted to CEO vest at 33 1/3% per year. All options not exercised generally expire ten years after the date of grant.

Effective January 1, 2006, the Company adopted SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method of APB 25. As a result, prior to January 1, 2006 the Company did not recognize compensation expense in the statement of operations for options granted. As required by SFAS No. 123, the Company provided certain pro forma disclosures for stock-based compensation as if the fair-value-based approach of SFAS No. 123 had been applied.

The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore has not restated the financial results for prior periods. Under this transition method, the Company has applied the provisions of SFAS No. 123R to new options granted or cancelled after December 31, 2005. Additionally, the Company recognizes compensation cost for the portion of options for which the requisite service has not been rendered (unvested) that were outstanding as of December 31, 2005, as the remaining service is rendered. The compensation cost the Company records for these options is based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS No. 123. The Company’s pre-tax compensation expense for stock-based employee compensation was $205,000 and $173,000 ($173,000 and $158,000 after tax effect of non-qualified stock options) for the three months ended March 31, 2007 and 2006, respectively.

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

	Three Months Ended 3/31/2007	Three Months Ended 3/31/2006
Risk-free interest rate	2.05% - 4.80%	2.05% - 6.21%
Expected life	3 - 6.5 years	3 - 6.5 years
Expected volatility	30% - 36%	30% - 34%
Expected dividend yield	0.00% -1.05%	0.00% -1.05%
Weighted average fair value	$3.33	$3.37

These assumptions were utilized in the calculation of the compensation expense noted above. This expense is the result of previously granted stock options and those awarded during the quarter ended March 31, 2007.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2007 and 2006 is set forth in the following table:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2006	2,670,290	473,593	$15.33
Options granted	(151,500)	151,500	22.22
Options forfeited	67,862	(67,862)	20.60
Options exercised	—	(28,520)	9.57

Balance at March 31, 2007	2,586,652	528,711	17.07

Balance at December 31, 2005	936,389	638,804	$13.38
Options granted	—	—	—
Options forfeited	—	—	—
Options exercised	—	(37,715)	7.20

Balance at March 31, 2006	936,389	601,089	13.76

The options as of March 31, 2007 have been segregated into three ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
	Options Outstanding as of 3/31/2007	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Options Exercisable as of 3/31/2007	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
Range of Exercise Prices
$ 2.23 - $7.99	83,811	4.72	$5.11	62,211	4.57	$4.87
$ 8.00 $20.00	176,900	6.88	$13.88	108,600	6.90	$14.27
$ 20.01 $25.10	268,000	9.44	$22.91	10,900	8.36	$24.28

	528,711	7.84	$17.07	181,711	6.19	$11.65

Aggregate intrinsic value of options outstanding and options exercisable at March 31, 2007 was $2.3 million and $1.5 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $19.77 as of March 30, 2007, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was approximately $362,000 and $620,000 for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, the Company had approximately $2.4 million of unrecognized compensation costs related to non-vested options. The Company expects to recognize these costs over a weighted average period of 3.59 years.

6. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank and the Treasury, Tax, and Loan Investment Program. Other borrowed funds totaled $240.0 million and $229.5 million at March 31, 2007 and December 31, 2006, respectively. Interest expense on other borrowed funds was $3.4 million and $104,000 for the three months ended March 31, 2007 and 2006, respectively, reflecting average interest rates of 5.30% and 4.47%, respectively.

As of March 31, 2007, the Company borrowed $239.7 million from the Federal Home Loan Bank of San Francisco with note terms from less than 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of the notes. The Company has pledged, under a blanket lien (all qualifying commercial and residential loans) as collateral under the borrowing agreement with Federal Home Loan Bank, with a total carrying value of $490.7 million at March 31, 2007 as compared to $385.3 million at March 31, 2006. Total interest expense on the notes was $3.4 million and $90,000 for the three months ended March 31, 2007 and 2006, respectively, reflecting average interest rates of 5.28% and 4.29%, respectively.

Federal Home Loan Bank advances outstanding as of March 31, 2007 mature as follows:

(Dollars in thousands)
2007	$237,233
2008	325
2009	343
2010	362
2011 and thereafter	1,477

$239,740

Borrowings obtained from the Treasury Tax and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and mortgage-backed securities or some combination thereof with a total carrying value of $3.1 million at March 31, 2007, as collateral to participate in the program. The total borrowed amount under the program, outstanding at March 31, 2007 and December 31, 2006 was $222,000 and $675,000, respectively. These borrowings reflect interest rates of 5.04% and 3.81% as of March 31, 2007 and December 31, 2006, respectively.

7. LONG-TERM SUBORDINATED DEBENTURES

Center Capital Trust I is a Delaware business trust formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. During the fourth quarter of 2003, Center Capital Trust I issued 18,000 Capital Trust Preferred Securities (“TP Securities”), with liquidation value of $1,000 per security, for gross proceeds of $18,000,000. The entire proceeds of the issuance were invested by Center Capital Trust I in $18,000,000 of Junior Long-term Subordinated Debentures (the “Subordinated Debentures”) issued by the Company, with identical maturity, repricing and payment terms as the TP Securities. The Subordinated Debentures represent the sole assets of Center Capital Trust I. The Subordinated Debentures mature on January 7, 2034, with interest based on 3-month LIBOR plus 2.85% (8.20% at March 31, 2007), with repricing and payments due quarterly in arrears on January 7, April 7, July 7, and October 7 of each year commencing April 7, 2004. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any January 7th, April 7th, July 7th, and October 7th on or after April 7, 2009 at the Redemption Price. Redemption Price means 100% of the principal amount of Subordinated Debentures being redeemed plus accrued and unpaid interest on such Subordinated Debentures to the Redemption Date, or in case of redemption due to the occurrence of a Special Event, to the Special Redemption Date if such Redemption Date is on or after April 7, 2009. The TP Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on January 7, 2034.

Holders of the TP Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at a current rate per annum of 8.20%. Interest rate defined as per annum rate of interest, resets quarterly, equal to LIBOR immediately preceding each interest payment date (January 7, April 7, July 7, and October 7 of each year) plus 2.85%. The distributions on the TP Securities are treated as interest expense in the consolidated statements of operations. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TP Securities issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TP Securities.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill. As of March 31, 2007, trust preferred securities comprised 11.4% of the Company’s Tier I capital.

In accordance with FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, Center Capital Trust I is not reported on a consolidated basis. Therefore, the capital securities of $18,000,000 do not appear on the consolidated statement of financial condition. Instead, the long-term subordinated debentures of $18,557,000 payable by Center Financial to the Center Capital Trust I and the investment in the Center Capital Trust I’s common stock of $557,000 (included in other assets) are separately reported.

8. EARNINGS PER SHARE

The actual number of shares outstanding at March 31, 2007 was 16,661,121. Basic earnings per share are calculated on the basis of weighted average number of shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

The following table sets forth the Company’s earnings per share calculation for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007			2006
	(Dollars in thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$5,858	16,645	$0.35	$5,769	16,451	$0.35
Effect of dilutive securities:
Stock options	—	26	—	—	178	—

Diluted earnings per share	$5,858	16,671	$0.35	$5,769	16,629	$0.35

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 176,000 and 54,500 shares for the three months ended March 31, 2007 and 2006, respectively.

9. CASH DIVIDENDS

On March 14, 2007, the Board of Directors declared a quarterly cash dividend of $0.04 per share. This cash dividend was paid on April 11, 2007 to shareholders of record as of March 28, 2007.

10. GOODWILL AND INTANGIBLES

In April 2004, the Company purchased the Chicago branch of Korea Exchange Bank and recorded goodwill of $1.3 million and a core deposit intangible of $462,000. The Company amortizes premiums on acquired deposits using the straight-line method over 5 to 9 years. Accumulated amortization was approximately $155,000 and $142,000 as of March 31, 2007 and December 31, 2006, respectively. Core deposit intangible, net of amortization, was approximately $307,000 and $320,000 at March 31, 2007 and December 31, 2006, respectively. Estimated amortization expense, for five succeeding fiscal years and thereafter, is as follows:

(Dollars in thousands)

2007 (remaining nine months)	$40
2008	53
2009	53
2010	53
2011	53
Thereafter	55

$307

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at March 31, 2007 and December 31, 2006 follows:

(Dollars in thousands)

	March 31, 2007	December 31, 2006
Loans	$248,037	$265,989
Standby letters of credit	7,886	12,222
Performance bonds	239	217
Commercial letters of credit	33,075	28,181

	$289,237	$306,609

Lease Commitments

The Company leases its premises under noncancelable operating leases. At March 31, 2007, future minimum rental commitments under these leases are as follows:

(Dollars in thousands)

Year	Amount

2007	$1,583
2008	2,125
2009	2,039
2010	1,825
2011	1,072
Thereafter	3,515

$12,159

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

On November 10, 2005, the Orange County Superior Court dismissed all claims of KEIC against the Bank in this action on the grounds that federal courts have exclusive jurisdiction over KEIC’s claims against the Bank. KEIC appealed the dismissal. In December 2006 the court of appeals reversed the dismissal and remanded the case back to the state court for trial. Although the Bank believes that it has meritorious defenses and intends to vigorously defend these lawsuits, management cannot predict the outcome of this litigation.

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

12. DERIVATIVE FINANCIAL INSTRUMENTS

As of March 31, 2007 and December 31, 2006, the Company had no interest rate swap agreements in place. The Company’s only interest rate swap matured in August 2006, which had a total notional amount of $25 million. Under the swap agreement, the Company received a fixed rate and paid a variable rate based on Wall Street Journal published Prime Rate.

Losses on interest rate swaps, recorded in noninterest expense, consist of the following:

	Three Months Ended March 31,
	(Dollars in thousands)
	2007	2006
Net swap settlement payments	$—	$89
Decrease in market value	—	(36)

Net change in market value	$—	$53

13. NON-RECURRING ITEMS

On June 21, 2006, the Bank entered into a settlement with one of its insurance carriers, BancInsure, wherein BancInsure agreed to pay $3.75 million to settle its past and future obligations for legal fees under its insurance policies concerning the KEIC litigation. At that time, $1.0 million of the settlement was designated for future litigation costs as of June 30, 2006. The Bank utilized $268,000 of the remaining reserve in the quarter ended March 31, 2007 and the remaining balance of $271,000 will be used in the quarter ended June 30, 2007.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three months ended and as of March 31, 2007 and 2006. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 and with the unaudited consolidated financial statements and notes as set forth in this report.

FORWARD-LOOKING STATEMENTS

Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuers of such securities suffer financial losses; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, see “Interest Rate Risk Management” and “Liquidity and Capital Resources” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the year ended December 31, 2006, as supplemented by the information contained in this report.

Critical Accounting Policies

Accounting estimates and assumptions discussed in this section are those that the Company considers to be the most critical to an understanding of the Company’s financial statements because they inherently involve significant judgments and uncertainties. The financial information contained in these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. These critical accounting policies are those that involve subjective decisions and assessments and have the greatest potential impact on the Company’s results of operations. Management has identified its most critical accounting policies to be those relating to the following: investment securities, loan sales, allowance for loan losses, and share-based compensation. The following is a summary of these accounting policies. In each area, the Company has identified the variables most important in the estimation process. The Company has used the best information available to make the estimations necessary to value the related assets and liabilities. Actual performance that differs from the Company’s estimates and future changes in the key variables could change future valuations and impact net income.

Investment Securities

Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on the Bank’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas with respect to available-for-sale securities, they are recorded as a separate component of shareholders’ equity (accumulated comprehensive other income or loss) and do not affect earnings until realized. The fair values of the Bank’s investment securities are generally determined by reference to quoted market prices and reliable independent sources. The Bank is obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to the Bank’s investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. The Bank has not identified any investment securities that were deemed to be “other-than-temporarily” impaired as of March 31, 2007 or December 31, 2006.

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

SUMMARY OF FINANCIAL DATA

Executive Overview

Consolidated net income for the first quarter of 2007 increased by $89,000 to $5.9 million, or $0.35 per diluted share compared to $5.8 million or $0.35 per diluted share in the first quarter of 2006. The following were significant highlights related to first quarter of 2007 results as compared to the corresponding period of 2006:

•

For the three months ended March 31, 2007, net interest income before provision for loan losses increased by 11.6% to $18.6 million as compared to $16.7 million for the corresponding period in 2006. These increases were primarily due to growth in earning assets and market rate increases. Growth in earning assets was mainly driven by loan production.

•

Net interest margin for the three months ended March 31, 2007 declined slightly to 4.39%, compared to 4.40% during the same period in 2006. The change in net interest margin was mainly attributable to an increase in Federal Home Loan Bank Borrowings with higher borrowing rates and general rate declines in fixed rate loan originations for the quarter ended March 31, 2007 and a higher mix of fixed rate loans originated for the quarter at lower yields versus variable rate loans.

•

The Company’s efficiency ratio improved to 51.9% for the three months ended March 31, 2007, compared to 55.8% for the same period in 2006. The improvement relates to the decline in costs from consulting services relative to the Bank Secrecy Act Compliance efforts from the first quarter in 2007 as compared to the same period in 2006.

•

Return on average assets and return on average equity decreased to 1.29% and 16.43%, respectively, for the three months ended March 31, 2007, compared to 1.41% and 20.16% during the same period in 2006. Return on average assets declined and the return on average equity decreased due to relatively unchanged net income and an increase in average equity from prior periods’ earnings and stock options exercised during the current period.

•

The provision for loan loss was $1.3 million for the three months ended March 31, 2007 compared to $257,000 for the same period in 2006. The increase was a result of increased loan originations and the associated loan portfolio growth, and to a lesser extent the Company’s detailed quarterly analysis of the credit quality of the loan portfolio.

The Company’s financial condition and liquidity remained strong at March 31, 2007. The following are important factors in understanding the Company’s financial condition and liquidity:

•

Net loans grew $42.6 million or 2.8% to $1.58 billion at March 31, 2007 compared to $1.54 billion at December 31, 2006. The growth in net loans was comprised primarily of net increases in commercial construction loans of $9.9 million or 22.9%, real estate commercial loans of $17.5 million or 1.7%, commercial loans of $7.8 million, or 2.8%, SBA loans of $5.5 million or 10.8% and trade finance loans of $1.8 million, or 2.7%.

•

Total deposits increased $12.8 million or 0.9% to $1.44 billion at March 31, 2007 compared to $1.43 billion at December 31, 2006. This modest increase was the result of efforts to manage the Company’s balance sheet and to improve the performance of the earning assets and funding liabilities portfolios by adding $60 million of brokered time deposits for the quarter. These efforts also included greater use of other funding liabilities (e.g., FHLB borrowings) to manage the repricing period of the interest bearing liabilities and replacement of time deposits which were generally more expensive.

•

As a result of the aforementioned growth in loans and the more modest increase in deposits, the ratio of net loans to total deposits increased to 109.7% at March 31, 2007 as compared to 107.5% at December 31, 2006.

•

The ratio of nonaccrual loans to total loans increased to 0.24% at March 31, 2007 compared to 0.21% at December 31, 2006. Our ratio of allowance for loan losses to total nonperforming loans decreased to 457% at March 31, 2007, as compared to 534% at December 31, 2006 and our allowance for losses to total gross loans remained unchanged at 1.12% at March 31, 2007 and December 31, 2006.

•	Under the regulatory framework for prompt corrective action, the Bank continued to be “well-capitalized”.

•	The Company declared its quarterly cash dividend of $0.04 per share in March 2007.

•

The Company’s efficiency ratio improved to 51.9% for the three months ended March 31, 2007, compared to 55.8% for the same period in 2006. The decline relates to the costs from consulting services relative to the Bank Secrecy Act Compliance incurred in 2006 as compared to the first quarter in 2007.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in consolidated statements of operations, the Company generated net income of $5.9 million during the three months ended March 31, 2007 compared to $5.8 million during the same period in 2006. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(1)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(1)
Assets:
Interest-earning assets:
Loans(2)	$1,546,276	$31,981	8.39%	$1,227,712	$25,288	8.35%
Federal funds sold	3,649	52	5.78	73,806	823	4.52
Investments(3)(4)	169,307	1,948	4.67	232,294	2,409	4.24

Total interest-earning assets	1,719,232	33,981	8.02	1,533,812	28,520	7.54

Noninterest—earning assets:
Cash and due from banks	74,121			74,467
Bank premises and equipment, net	13,418			13,975
Customers’ acceptances outstanding	3,641			4,038
Accrued interest receivables	7,884			6,512
Other assets	29,224			29,800

Total noninterest-earning assets	128,288			128,792

Total assets	$1,847,520			$1,662,604

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$171,633	$1,416	3.34%	$202,960	$1,360	2.72%
Savings	72,887	643	3.58	80,670	744	3.74
Time certificates of deposit over $100,000	667,823	8,511	5.17	734,453	8,392	4.63
Other time certificates of deposit	90,723	1,007	4.50	100,489	928	3.75

	1,003,066	11,577	4.68	1,118,572	11,424	4.14
Other borrowed funds	263,099	3,436	5.30	9,437	104	4.47
Long-term subordinated debentures	18,557	369	8.06	18,557	334	7.30

Total interest-bearing liabilities	1,284,722	15,382	4.86	1,146,566	11,862	4.20

Noninterest-bearing liabilities:
Demand deposits	392,732			379,431

Total funding liabilities	1,677,454		3.72%	1,525,997		3.15%

Other liabilities	25,397			20,567

Total noninterest-bearing liabilities	418,129			399,998
Shareholders’ equity	144,669			116,040

Total liabilities and shareholders’ equity	$1,847,520			$1,662,604

Net interest income		$18,599			$16,658

Cost of deposits			3.36%			3.09%

Net interest spread (5)			3.16%			3.34%

Net interest margin (6)			4.39%			4.40%

(1)	Average rates/yields for these periods have been annualized.

(2)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $273,000 for the three months ended March 31, 2007 and $554,000 for the same period in 2006. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

(3)

Investments include securities available for sale, securities held to maturity, Federal Home Loan Bank and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.

(4)	Investment yields have been computed on a tax equivalent basis for any tax-advantaged income.

(5)	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

(6)	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume) and (ii) changes in interest rates (rate):

	Three Months Ended March 31, 2007 vs. 2006 Increase (Decrease) Due to Change In
	Volume	Rate (7)	Total
Earning assets:
Interest income:
Loans (8)	$6,936	$(244)	$6,692
Federal funds sold	(950)	179	(771)
Investments (9)	(765)	305	(460)

Total earning assets	5,221	240	5,461

Interest expense:
Deposits and borrowed funds:
Money market and super NOW accounts	(103)	158	55
Savings deposits	(70)	(30)	(100)
Time Certificates of deposits	(557)	754	197
Other borrowings	3,309	24	3,333
Long-term subordinated debentures	—	35	35

Total interest-bearing liabilities	2,579	941	3,520

Net interest income	$2,642	$(701)	$1,941

(7)	Average rates/yields for these periods have been annualized.

(8)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $273,000 and $554,000 for the three months ended March 31, 2007 and 2006, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

(9)	Investment yields have been computed on a tax equivalent basis for any tax-advantaged income.

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

Total interest and dividend income for the three months ended March 31, 2007 was $34.0 million compared to $28.5 million for the same period in 2006. The increase was primarily due to growth in earning assets and market rate increases. Growth in earning assets was mainly driven by loan production from our branches and loan production offices. Average net loans increased by $318.6 million for the three months ended March 31, 2007 compared to the same period in 2006.

Total interest expense for the three months ended March 31, 2007 increased by $3.5 million or 29.7% compared to the same period in 2006. These increases were primarily due to interest-bearing deposit growth and increases in market rates set by the Federal Reserve Board. Average interest bearing liabilities increased by $146.4 million for the three months ended March 31, 2007 compared to the same period in 2006.

Net interest income before provision for loan losses increased by $1.9 million for the three months ended March 31, 2007 compared to the same period in 2006. The increase was comprised of a $2.6 million increase due to volume changes offset by a $702,000 decrease due to rate changes. Due to market rate increases and growth in the loan portfolio, the average yield on loans for the first quarter of 2007 increased to 8.39% compared to 8.35% for the same quarter in 2006, an increase of 4 basis points. The average investment portfolio for the first quarter of 2007 and 2006 was $148.9 million and $221.8 million, respectively. The average yields on the investment portfolio as of the first quarter of 2007 and 2006 were 4.67% and 4.24%, respectively.

Net interest margin for the first quarter of 2007 decreased nominally to 4.39% compared to 4.40% for the same quarter of 2006. The changes in net interest margin were mainly attributable to an increase in fixed rate lending versus variable rate lending for the quarter. Fifty one percent of our loan portfolio consists of fixed rate loans which generally have lower rates. Cost of interest-bearing liabilities increased to 4.86% for the first quarter of 2007 as compared to 4.20% for the same period in 2006.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan losses through charges to earnings, which are reflected monthly in the consolidated statement of operations as the provision for loan losses. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that in management’s judgment is adequate to absorb losses inherent in the Company’s loan portfolio.

The provision for loan losses was $1.3 million for the three months ended March 31, 2007 compared to $257,000 for the same period in 2006. The increase was a result of increased loan originations and the associated loan portfolio growth, and the Company’s detailed quarterly analysis of the credit quality of the loan portfolio. Management believes that the $1.3 million loan loss provision was adequate for the first three months of 2007.

While management believes that the allowance for loan losses of 1.12% of total loans at March 31, 2007 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimation and inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	Three Months Ended March 31,
	2007		2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Customer service fees	$1,767	48.41%	$2,130	42.54%
Fee income from trade finance transactions	749	20.52	953	19.04
Wire transfer fees	211	5.78	216	4.31
Gain on sale of loans	—	—	674	13.46
Gain on sale of premises and equipment	12	0.33	—	—
Loan service fees	377	10.33	554	11.06
Other income	534	14.63	480	9.59

Total noninterest income	$3,650	100.00%	$5,007	100.00%

As a percentage of average earning assets		0.86%		1.32%

For the three months ended March 31, 2007, noninterest income was $3.7 million compared to $5.0 million for the same period in 2006. For the three months ended March 31, 2007, noninterest income, as a percentage of average earning assets, decreased to 0.86% from 1.32% for the same period in 2006. The decrease is related to the reduction of customers and trade finance transactions fees and no gain on sale of loans for the three months ended March 31, 2007 as compared to the same period in 2006. The primary sources of recurring noninterest income continue to be customer service fees and fee income from trade finance transactions.

Customer service fees for the three months ended March 31, 2007 decreased by $363,000 or 17.0% as compared to the same period in 2006. This decrease was due primarily to management’s decision to close certain customer accounts whose activities, while generating service charges, were inconsistent with the Company’s risk management process and requirements. The decision was consistent with the Company’s intention of maintaining full compliance with all risk management policies and regulatory requirements.

Fee income from trade finance transactions for the three months ended March 31, 2007 decreased by $204,000, or 21.4% as compared to the same period in 2006. These decreases were due to less international trade activity by the Company’s customers.

The Company recorded $0 and $674,000 gain on sale of loans for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, the Company did not sell any of its SBA loans as compared to $10.9 million in sales during the same period in 2006. This was the result of a strategic decision by management in the first quarter of 2007.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
	2007		2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$6,257	54.24%	$5,563	46.01%
Occupancy	959	8.31	884	7.31
Furniture, fixtures, and equipment	467	4.04	460	3.80
Data processing	503	4.36	542	4.48
Professional service fees	1,008	8.74	2,060	17.04
Business promotion and advertising	641	5.56	845	6.99
Stationery and supplies	134	1.16	159	1.32
Telecommunications	136	1.17	173	1.43
Postage and courier service	190	1.65	141	1.17
Security service	241	2.09	263	2.18
Loss on interest rate swaps	0	0.00	53	0.44
Other operating expenses	1,001	8.68	947	7.83

Total noninterest expense	$11,537	100.00%	$12,090	100.00%

As a percentage of average earning assets		2.7%		3.2%

Efficiency ratio		51.9%		55.8%

For the first quarter of 2007, noninterest expense decreased 4.6% to $11.5 million, compared to $12.1 million for the same period in 2006. The decrease in noninterest expense was primarily attributable to decreases in professional services, business promotions and advertising. Noninterest expense as a percentage of average earning assets was 2.7% for the three months ended March 31, 2007 compared to 3.2% for the same period in 2006.

The Company’s efficiency ratio improved to 51.9% for the three months ended March 31, 2007, compared to 55.8% for the same period in 2006. The improvement relates to the reduction of costs from consulting services relative to the Bank Secrecy Act Compliance efforts from the first quarter in 2007 as compared to the same period in 2006.

Salaries and benefits increased 12.5% to $6.3 million for the three months ended March 31, 2007 compared to $5.6 million for the same period in 2006. This increase was due in part to expenses associated with the compensation for the new CEO who was hired in January 2007 and the fact that the former CEO remained as an employee at full salary until March 30, 2007 per the terms of his resignation agreement with the Company, as well as the increased hiring activity of senior executive level personnel and normal salary increases.

Occupancy expenses increased by 8.5% to $959,000 for the three months ended March 31, 2007 compared to $884,000 in the same period in 2006. This increase was due mainly to increased property insurance costs and depreciation expenses resulting from tenant improvements over the past year.

Professional fees were $1.0 million for the three months ended March 31, 2007 compared to $2.1 million for the same period in 2006. The decrease was primarily due to reductions in accounting and consulting costs as well as non-recurring professional service fees attributable to expenses related to resolving issues identified with the Company’s BSA compliance program incurred during the first quarter of 2006.

Business promotion and advertising expenses decreased by 24.1% to $641,000 for the three months ended March 31, 2007 as compared to $845,000 for the same period in 2006. These decreases were mainly due to the increased promotional activity for the Company’s products, expanding LPO loan production and our 20th anniversary celebration in 2006.

For the three months ended March 31, 2007, other operating expenses increased 5.7% to $1.0 million as compared to $947,000 for the same period in 2006. The increases for the three months ended March 31, 2007 were mainly due to increased corporate administrative costs (i.e., auto and travel and directors’ insurance) and increased amortization of the Bank’s CRA investments.

The remaining noninterest expenses include such items as data processing, stationery and supplies, telecommunications, postage, courier service, security service expenses and loss on interest rate swaps. For the three months ended March 31, 2007, these noninterest expenses amounted to $1.2 million compared to $1.3 million for the same period in 2006. The decrease for the three months ended March 31, 2007 was mainly attributable to increased postage and courier service offset by a reduction in stationery and supplies costs data processing, security services and telecommunications services.

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

For the three months ended March 31, 2007 and 2006, the provision for income taxes was $3.6 million and $3.5 million, representing effective tax rates of 38.0% and 38.1%, respectively. The primary reasons for the difference from the federal statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax favored investments in low-income housing, municipal obligations, dividend exclusions and California enterprise zone deductions. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $157,000 for the three months ended March 31, 2007 compared to $147,000 for the same period in 2006.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax return. The Company’s deferred tax assets were $10.8 million as of March 31, 2007, and $11.7 million as of December 31, 2006. As of March 31, 2007, the Company’s deferred tax assets were primarily due to the allowance for loan losses and impairment losses on U.S. Government sponsored enterprise preferred stock.

In accordance with FIN 48, it is management’s policy to separately disclose any penalties or interest arising from the application of federal or state income taxes. There were no penalties or interest assessed for the quarter ended March 31, 2007.

Generally, the Company is subject to federal income tax audit examination for years beginning in 2003 and thereafter and years beginning in 2004 for state income tax purposes. Presently, there are no federal or state income tax examinations in process. In addition, the Company does not have any unrecognized tax benefits subject to significant increase or decrease as a result of uncertainty.

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

The Company invests its excess available funds from daily operations primarily in overnight Fed Funds and Money Market Funds. Money Market Funds are composed of mostly government funds and high quality short-term commercial paper. The Company can redeem the funds at any time. As of March 31, 2007 and December 31, 2006, the amounts invested in Federal Funds were $3.2 million and $0, respectively. The average yield earned on these funds was 5.78% for the three months ended March 31, 2007 compared to 4.52% for the same period last year.

Investment Portfolio

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	As of March 31, 2007		As of December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$495	$494	$489	$488
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	45,997	45,743	65,995	65,545
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	54,893	54,287	58,008	57,178
U.S. Government sponsored enterprise preferred stock	6,750	6,106	4,865	5,744
Corporate trust preferred securities	11,000	11,132	11,000	11,132
Mutual Funds backed by adjustable rate mortgages	4,500	4,457	4,500	4,444
Fixed rate collateralized mortgage obligations	2,102	2,082	2,230	2,203
Corporate debt securities	2,297	2,175	2,197	2,179

Total available for sale	$128,034	$126,476	$149,284	$148,913

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$4,756	$4,688	$4,961	$4,909
Municipal securities	5,373	5,404	5,630	5,662

Total held to maturity	$10,129	$10,092	$10,591	$10,571

Total investment securities	$138,163	$136,568	$159,875	$159,484

As of March 31, 2007, investment securities totaled $136.6 million or 7.3% of total assets, compared to $159.5 million or 8.7% of total assets as of December 31, 2006. The decrease in the investment portfolio was due to investment proceeds utilized to fund new loans.

As of March 31, 2007, available-for-sale securities totaled $126.5 million, compared to $148.9 million as of December 31, 2006. Available-for-sale securities as a percentage of total assets decreased to 6.8% as of March 31, 2007 compared to 8.1% at December 31, 2006. Held-to-maturity securities decreased to $10.1 million as of March 31, 2007, compared to $10.6 million as of December 31, 2006. The composition of available-for-sale and held-to-maturity securities was 92.6% and 7.4% as of March 31, 2007, compared to 93.4% and 6.6% as of December 31, 2006, respectively. For the three months ended March 31, 2007, the yield on the average investment portfolio was 4.67% as compared to 4.24% for the same period in 2006. The Company used the proceeds from the decrease in the investment portfolio to fund loan growth and a return to utilization of retail deposits to fund growth in the future.

The following table summarizes, as of March 31, 2007, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	Within one Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	$30,319	3.99%	$15,918	4.45%	$—	0.00%	$—	0.00%	$46,237	4.15%
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	91	4.12	1,374	5.02	7,396	4.86	45,427	4.46	54,288	4.53
U.S Government sponsored enterprise preferred stock	6,105	4.36	—	—	—	—	—	—	6,105	4.36
Corporate trust preferred securities	—	—	—	—	—	—	11,132	7.23	11,132	7.23
Mutual Funds backed by adjustable rate mortgages	4,457	4.37	—	—	—	—	—	—	4,457	4.37
Fixed rate collateralized mortgage obligations	—	—	—	—	2,082	4.69	—	—	2,082	4.69
Corporate debt securities	1,001	6.16	1,174	3.87	—	—	—	—	2,175	4.92

Total available for sale	$41,973	4.14	$18,466	4.46	$9,478	4.82	$56,559	5.00	$126,476	4.62

Held to Maturity (Amortized Cost):
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$—	—%	$—	—%	$—	—%	$4,756	4.66%	$4,756	4.66%
Municipal securities	666	4.19	1,649	4.12	2,831	3.66	227	3.70	5,373	3.87

Total held to maturity	$666	4.19	$1,649	4.12	$2,831	3.66	$4,983	4.62	$10,129	4.24

Total investment securities	$42,639	4.14%	$20,115	4.43%	$12,309	4.56%	$61,542	4.97%	$136,605	4.59%

The following table shows the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2007.

	As of March 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental and U.S Government sponsored enterprise agencies securities	$494	$(1)	$33,717	$(281)	$34,211	$(282)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	3,282	(30)	49,113	(671)	52,395	(701)
Municipal securities and corporate debt securites	—	—	2,799	(30)	2,799	(30)

Total	$3,776	$(31)	$85,629	$(982)	$89,405	$(1,013)

As of March 31, 2007, the Company had a total fair value of $89.4 million of securities, with unrealized losses of $1.0 million. We believe these unrealized losses are due to a temporary condition, primarily increases in interest rates, and do not reflect a deterioration of credit quality of the issuer. The market value of securities that have been in a continuous loss position for 12 months or more totaled $85.6 million, with unrealized losses of $982,000.

All individual securities that have been in a continuous unrealized loss position at March 31, 2007 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at March 31, 2007. These securities have decreased in value since their purchase dates as market interest rates have increased. However, the Company has the ability, and management intends, to hold these securities until their fair values recover to cost.

Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio, including loans held for sale, as of the dates indicated:

	March 31, 2007		December 31, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$53,468	3.34%	$43,508	2.79%
Commercial (10)	1,060,110	66.20	1,042,562	66.91
Commercial	285,132	17.81	277,296	17.79
Trade Finance (11)	68,703	4.29	66,925	4.29
SBA (12)	56,083	3.50	50,606	3.24
Other (13)	19	0.00	115	0.01
Consumer	77,874	4.86	77,567	4.97

Total Gross Loans	1,601,389	100.00%	1,558,579	100.00%

Less:
Allowance for Losses	17,855		17,412
Deferred Loan Fees	2,225		2,347
Discount on SBA Loans Retained	1,535		1,644

Total Net Loans and Loans Held for Sale	$1,579,774		$1,537,176

(10)	Real estate commercial loans are loans secured by deeds of trust on real estate.

(11)	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.

(12)	Balance includes SBA loans held for sale of $22.9 million and $18.5 million, at the lower of cost or market, at March 31, 2007 and December 31, 2006, respectively.

(13)	Consists of transactions in process and overdrafts.

The Company’s gross loans grew $42.8 million, or 2.7%, during the three months ended March 31, 2007. Net loans increased $42.6 million, or 2.8%, to $1.60 billion at March 31, 2007, as compared to $1.56 billion at December 31, 2006. The increase in loans was funded primarily through liquidity created from principal reductions in the investment portfolio and FHLB borrowings. While management believes that it can continue to leverage the Company’s current infrastructure to achieve growth in the loan portfolio, no assurance can be given that such growth will occur. Net loans as of March 31, 2007 represented 84.4% of total assets, compared to 83.4% as of December 31, 2006.

The growth in net loans is comprised primarily of net increases in commercial construction loans of $9.9 million or 22.9%, real estate commercial loans of $17.5 million or 1.7%, commercial loans of $7.8 million, or 2.8%, SBA loans of $5.5 million or 10.8% and trade finance loans of $1.8 million, or 2.7%.

As of March 31, 2007, commercial real estate remained the largest component of the Company’s total loan portfolio with loans totaling $1.1 billion, representing 66.2% of total loans, compared to $1.0 billion or 66.9% of total loans at December 31, 2006. The increase in commercial real estate loans resulted from a continued demand for the Company’s commercial loan products.

Commercial business loans increased to $285.1 million as of March 31, 2007, compared to $277.3 million at December 31, 2006. The increase resulted from management’s efforts to keep focusing on the Company’s commercial business loan products to meet the needs of our customer base.

Trade finance loans increased by $1.8 million, or 2.7%, to $68.7 million as of March 31, 2007 from $66.9 million at December 31, 2006. This increase in trade finance loans was mainly due to increased activity in documentary negotiable advances.

The Company did not sell SBA loans during the three months ended March 31, 2007 compared to $10.9 million of SBA loans sold with retained obligation to service the loans for a servicing fee and to maintain customer relations during the same period in 2006. As of March 31, 2007, the Company was servicing $149.6 million of sold SBA loans, compared to $160.7 million of sold SBA loans as of December 31, 2006. The Company’s SBA portfolio increased to $56.1 million at March 31, 2007, an increase of $5.5 million, or 10.8%, compared to December 31, 2006.

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

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	March 31, 2007	December 31, 2006	March 31, 2006
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
Construction	$—	$—	$1,562
Commercial	—	—	354
Commercial	1,479	1,502	1,088
Consumer	408	429	173
Trade Finance	—	—	—
SBA	2,018	1,330	429

Total nonperforming loans	3,905	3,261	3,606
Other real estate owned	—	—	—

Total nonperforming assets	$3,905	$3,261	$3,606

Nonperforming loans as a percent of total gross loans	0.24%	0.21%	0.29%
Nonperforming assets as a percent of total loans and other real estate owned	0.25%	0.21%	0.29%
Allowance for loan losses to nonperforming loans	457%	534%	386%

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

Total nonperforming loans increased to $3.9 million as of March 31, 2007 from $3.3 million as of December 31, 2006 and $3.6 million as of March 31, 2006, respectively. The increases were the result of additions to nonaccrual status in the Company’s SBA loan portfolios offset by the decreases in real estate loan portfolios.

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

The following table provides information on impaired loans:

	As of and for the three months ended March 31, 2007	As of and for the twelve months ended December 31, 2006
	(Dollars in thousands)
Impaired loans with specific reserves	$—	$329
Impaired loans without specific reserves	21,306	—

Total impaired loans	21,306	329
Allowance on impaired loans	—	(329)

Net recorded investment in impaired loans	$21,306	$—

Average total recorded investment in impaired loans	$12,329	$1,404

Interest income recognized on impaired loans on a cash basis	$367	$3

At March 31, 2007, the Company assessed its loan portfolio and through its analysis the Company has determined three loan relationships are impaired on the basis of recent financial performance of the borrowers. All three loan relationships were current at March 31, 2007. The Company evaluated the impairment of these relationships based on the present value of expected future cash flows discounted at the loans’ effective interest rate and/or observable market price, and the fair value of the collateral if the repayment of the loan is dependent solely on the underlying collateral. At March 31, 2007 the Company deemed that these loans have no impairment and do not require an impairment reserve at this time.

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

Formula Allowance for Identified Graded Loans. Non-homogenous loans such as commercial real estate, construction, commercial business, trade finance (including country risk exposure) and SBA loans that are not impaired are subject to a formula allowance. The formula allowance is calculated by applying loss factors to outstanding pass, special mention, and substandard loans. The evaluation of inherent loss for these loans involves a high degree of uncertainty, subjectivity, and judgment, because probable loan losses are not identified with a specific loan. In determining the formula allowance, management relies on a mathematical calculation that incorporates a twelve-quarter rolling average of historical losses.

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

The following table sets forth the composition of the allowance for loan losses as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Specific (Impaired loans)	$—	$329
Formula (non-homogeneous)	17,350	16,621
Homogeneous	505	462

Total allowance for loan losses	$17,855	$17,412

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

	Three Months Ended March 31, 2007	Year Ended December 31, 2006	Three Months Ended March 31, 2006
	(Dollars in thousands)
Balances
Average total loans outstanding during the period (14)	$1,563,622	$1,356,169	$1,241,701

Total loans outstanding at end of period (14)	$1,597,629	$1,554,588	$1,244,563

Allowance for Loan Losses:
Balance at beginning of period	$17,412	$13,871	$13,871

Charge-offs:
Real estate
Construction	—	—	—
Commercial	—	258	—
Commercial	754	1,635	143
Consumer	78	333	61
SBA	25	473	35

Total charge-offs	857	2,699	239

Recoveries
Real estate	—	424	—
Commercial	10	43	13
Consumer	15	101	14
Trade finance	—	—	—
SBA	5	6	2

Total recoveries	30	574	29

Net loan charge-offs	827	2,125	210

Provision for loan losses	1,270	5,666	257

Balance at end of period	$17,855	$17,412	$13,918

Ratios:
Net loan charge-offs to average loans	0.05%	0.16%	0.02%
Provision for loan losses to average total loans	0.08	0.42	0.02
Allowance for loan losses to gross loans at end of period	1.12	1.12	1.12
Allowance for loan losses to total nonperforming loans	457	534	386
Net loan charge-offs to allowance for loan losses at end of period	4.63	12.20	1.51
Net loan charge-offs to provision for loan losses	65.12	37.50	81.71

(14)	Total loans are net of deferred loan fees and discount on SBA loans sold.

Based on a quarterly migration analysis which evaluates loan portfolio credit quality, allowance for loan losses grew to $17.9 million as of March 31, 2007 compared to $17.4 million at December 31, 2006. The Company recorded a provision of $1.3 million for the three months ended March 31, 2007 compared to $257,000 for the same period of 2006. The allowance for loan losses remained unchanged at 1.12% of total gross loans at March 31, 2007 compared to December 31, 2006 as well as to March 31, 2006. The Company provides an allowance for new credits based on the migration analysis discussed previously.

Management believes the level of allowance as of March 31, 2007 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth during the period. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require increased provisions for loan losses in the future.

The ratio of the allowance for loan losses to total nonperforming loans decreased to 457% as of March 31, 2007 compared to 534% as of December 31, 2006. Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. Real estate is the principal collateral for the Company’s loans.

Deposits

An important balance sheet component affecting the Company’s net interest margin is its deposit base. The Company’s average interest bearing deposit cost increased to 4.68% for the three months of 2007, compared to 4.14% for the same period of 2006. This increase is primarily due to the increases in short term rates set by the Federal Reserve Board, which caused the average rates paid on deposits and other liabilities to increase.

The Company can deter, to some extent, the rate sensitive customers who demand high cost certificates of deposit because of local market competition by using wholesale funding sources. As of March 31, 2007 the Company held brokered CD’s in the amount of $60.0 million. The Company also had time certificates of deposit with the State of California in the amount of $75.0 million as of both March 31, 2007 and December 31, 2006.

Deposits consist of the following:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$389,358	$388,163
Money market accounts and NOW	181,305	190,453
Savings	71,973	76,846

	642,636	655,462

Time deposits
Less than $100,000	91,600	91,830
$100,000 or more	707,915	682,107

Total	$1,442,151	$1,429,399

Total deposits increased $12.8 million or 0.9% to $1.44 billion at March 31, 2007 compared to $1.43 billion at December 31, 2006. This increase was the result of efforts to manage the Company’s balance sheet and to improve the performance of the earning assets and funding liabilities portfolios by adding $60 million of brokered time deposits for the quarter. These efforts included the use of other funding liabilities (e.g., FHLB borrowings) to manage the repricing period of the interest bearing liabilities and replace time deposits which were generally more expensive.

Time deposits by maturity dates are as follows at March 31, 2007:

	$100,000 or greater	Less than $100,000	Total
	(Dollars in thousands)
2007	$608,243	$75,279	$683,522
2008	95,200	15,825	111,025
2009	2,278	358	2,636
2010	1,303	24	1,327
2011	891	114	1,005
Thereafter	—	—	—

Total	$707,915	$91,600	$799,515

Information concerning the average balance and average rates paid on deposits by deposit type for the three months ended March 31, 2007 and 2006 is contained in the tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses Federal Home Loan Bank of San Francisco (“FHLB”) advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowings were $239.7 million and $223.8 million at March 31, 2007 and December 31, 2006, respectively. This increase is due to funding needs based on loan production. Notes issued to the U.S. Treasury amounted to $222,000 as of March 31, 2007 compared to $675,000 as of December 31, 2006. The total borrowed amount outstanding at March 31, 2007 and December 31, 2006 was $240.0 million and $229.5 million, respectively.

In addition, the issuance of long-term subordinated debentures at the end of 2003 of $18.0 million in “pass-through” trust preferred securities created another source of funding.

Contractual Obligations

The following table presents, as of March 31, 2007, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(Dollars in thousands)
Debt obligations (15)	$—	$—	$—	$18,557	$18,557
Deposits	897,478	98,093	57,204	19	1,052,794
Operating lease obligations	—	—	—	—	—

Total contractual obligations	$897,478	$98,093	$57,204	$18,576	$1,071,351

(15)	Includes principal payment only

LIQUIDITY AND MARKET RISK/INTEREST RISK MANAGEMENT

Liquidity

Liquidity is the Company’s ability to maintain sufficient cash flow to meet deposit withdrawals and loan demands and to take advantage of investment opportunities as they arise. The Company’s principal sources of liquidity have been growth in deposits, proceeds from the maturity of securities, and repayments from loans.

As part of the Bank’s asset liability management, the Bank utilizes FHLB borrowings to supplement our deposit source of funds. Therefore, there could be fluctuations in these balances depending on the short-term liquidity and longer-term financing need of the Bank. The Company’s primary sources of liquidity are derived from financing activities, which include customer and broker deposits, federal funds facilities, and advances from the Federal Home Loan Bank of San Francisco.

Because the Company’s primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides one measure of the Company’s liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more the Company relies on borrowings and repayments from the loan portfolio to provide liquidity. Alternative sources of funds such as FHLB advances and brokered deposits and other collateralized borrowings provide liquidity as needed from liability sources are an important part of the

Company’s asset liability management strategy. For the quarter ended March 31, 2007, the gross loan to deposit ratio averaged 111.9% as compared to an average of 83.0% for the same period in 2006.

As of March 31, 2007, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 6.7%, compared to 8.2% at December 31, 2006. Total available liquidity as of that date was $113.3 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available-for-sale securities. The Company’s net non-core fund dependence ratio was 53.5% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $190 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The net non-core fund dependence ratio was 42.2% with the assumption of $190 million as stable and core fund sources and certain portions of MMDA as volatile. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by long-term assets. All of the ratios were in compliance with internal guidelines as of and for three months ended March 31, 2007. With the retail deposit market becoming more rational than during the past year, the Company is looking toward the growth of deposits to assist with its liquidity needs moving forward.

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

The Asset/Liability Management Committee consists of executive and manager level officers from various areas of the Company including lending, investment, and deposit gathering, and this committee acts in accordance with policies approved by the Board of Directors. The primary goal of the Company’s Asset/Liability Management Committee is to manage the financial components of the Company’s balance sheet to optimize the net income under varying interest rate environments. The focus of this process is the development, analysis, implementation, and monitoring of earnings enhancement strategies, which provide stable earnings and capital levels during periods of changing interest rates.

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

In order to monitor and manage interest rate risk, management utilizes quarterly simulation modeling as a tool to determine the sensitivity of net interest income and economic value sensitivity of the balance sheet. These techniques are complementary and both are used to provide a more accurate measurement of interest rate risk.

The Asset/Liability Management Committee also uses simulation modeling on a quarterly basis as a tool to measure the sensitivity of earnings and economic value of equity (“EVE”) to interest rate changes. EVE is defined as the net present value of an institution’s existing assets, minus the present value of liabilities and off-balance sheet instruments. The simulation model captures all assets, liabilities, and off-balance sheet financial instruments, and other significant variables considered to be affected by interest rates. These other significant variables include prepayment speeds on mortgage-backed securities, cash flows on loans and deposits, principal amortization, call options on investment securities purchased, balance sheet growth assumptions, and changes in interest rate relationships as various rate indices react differently to market rates. The simulation measures the volatility of net interest income and net portfolio value under immediate rising or falling market rate scenarios in 100-basis-point increments up to 300 basis points.

The following table sets forth, as of March 31, 2007, the estimated impact of changes on the Company’s net interest income over a twelve-month period and EVE, assuming a parallel shift of 100 to 300 basis points in both directions.

Change (In Basis Points)	Net Interest Income (Next Twelve Months)	% Change	Economic Value of Equity (EVE)	% Change
	(Dollars in thousands)
+300	$98,695	12.91%	$159,879	-25.37%
+200	$94,987	8.67%	$178,073	-16.88%
+100	$91,249	4.39%	$196,208	-8.41%
Level	$87,412	0.00%	$214,226	0.00%
-100	$83,909	-4.01%	$231,259	7.95%
-200	$80,007	-8.47%	$244,502	14.13%
-300	$75,588	-13.53%	$254,702	18.89%

Net interest income increases (decreases) as market interest rates rise (fall), since the Company is asset sensitive. The EVE decreases (increases), as the rate rises (falls), since the EVE has a negative convexity (reverse relationship) with the discount rate. As the above table indicates, a 300 basis points drop in rates impacts net interest income by $11.8 million or a 13.5% decrease, whereas a rate increase of 300 basis points impacts net interest income by $11.3 million or a 12.9% increase.

All interest-earning assets and interest-bearing liabilities are included in the rate sensitivity analysis at March 31, 2007. At March 31, 2007, the Company’s estimated changes in net interest income and EVE were within the ranges established by the Board of Directors.

The primary analytical tool used by the Company to gauge interest rate sensitivity is a simulation model used by many community banks, which is based upon the actual maturity and repricing characteristics of interest- rate-sensitive assets and liabilities. The model attempts to forecast changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. As an enhancement to the primary simulation model, other factors are incorporated into the model, including prepayment assumptions and market rates of interest provided by independent broker/dealer quotations, an independent pricing model, and other available public information. The model also factors in projections of anticipated activity levels of the Company’s product lines. Management believes that the assumptions it uses to evaluate the vulnerability of the Company’s operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company’s assets and liabilities and the estimated effects of changes in interest rates on the Company’s net interest income and EVE could vary substantially if different assumptions were used or if actual experience were to differ from the historical experience on which they are based.

CAPITAL RESOURCES

Shareholders’ equity as of March 31, 2007 was $146.9 million, compared to $140.7 million as of December 31, 2006. The primary sources of increases in capital have been retained earnings and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company is financially sound and able to support its growth from its retained earnings.

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose total risk-based capital ratio, Tier I risk-based capital ratio, and Tier I leverage ratio meet or exceed 10%, 6%, and 5%, respectively, are deemed to be “well-capitalized.” As of March 31, 2007 all of the Company’s capital ratios were well above the minimum regulatory requirements for a “well-capitalized” institution.

The following table compares the Company’s and Bank’s actual capital ratios at March 31, 2007, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	10.82%	10.72%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	9.71%	9.61%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	8.79%	8.70%	4.00%	5.00%

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk is included as part of Part I, Item 2 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk/Interest Rate Risk Management.”

Item 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of and for the three months ended March 31, 2007. Based on the evaluation and because of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level. Notwithstanding this material weakness, our management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects the Company’s consolidated financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

However, during the quarter, the Company uncovered an employee embezzlement in the Company’s international department that has occurred over the past eight years. With the assistance of internal audit and independent consultants under the supervision of the Company’s Audit Committee, the Company has identified the financial impact of the embezzlement and subsequent manipulation of accounting records by this employee. The Company discovered that the balance sheet misstatement from embezzlement has been corrected through various income adjustment entries over the period. The Company determined that the embezzlement did not result in material misstatement in the Company’s consolidated financial position and results of operations reported in filings during such period of time. The embezzlement had no financial impact on the consolidated results of operations and financial position for the three months ended and as of March 31, 2007.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

As of March 31, 2007, we did not maintain effective controls over the preparation and review of our general ledger certification process. Specifically, we did not maintain effective internal controls over the accuracy of the general ledger balance and subsidiary ledger being certified by each department and reviewed by the accounting department. The control deficiency did not result in an adjustment of our interim consolidated financial statements for the three months ended March 31, 2007. However, this control deficiency could result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness in internal control over financial reporting as of March 31, 2007.

Plan for Remediation of Material Weakness. Management also has taken steps to remediate the material weakness noted above. These steps include a thorough and independent review of the general ledger certification process for each department. Controls over the preparation of the general ledger certification process are being enhanced through additional training and supervision of the personnel involved. In addition, our accounting department is in the process of implementing more robust review controls surrounding the general ledger certification process. Management believes the additional control procedures, when implemented and validated, will remediate this material weakness.

PART II—OTHER INFORMATION

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

On November 10, 2005, the Orange County Superior Court dismissed all claims of KEIC against the Bank in this action on the grounds that federal courts have exclusive jurisdiction over KEIC’s claims against the Bank. KEIC appealed the dismissal. In December 2006 the court of appeals reversed the dismissal and remanded the case back to the state court for trial. Although the Bank believes that it has meritorious defenses and intends to vigorously defend these lawsuits, management cannot predict the outcome of this litigation.

On or about July 27, 2006, the Bank was served with cross-claims from a number of Korean banks who are third party defendants in the federal action. Those same banks recently were allowed to file a similar cross-compliant in the Orange County Superior Court action, in response to the Bank’s cross-compliant filed against the Korean banks for indemnity. The Korean banks are Citibank Korea, Inc. (formerly known as KorAm Bank), Industrial Bank of Korea, Kookmin Bank, Korea Exchange Bank and Hana Bank (hereinafter the Korean Banks). The Korean banks allege, in both suits, various claims against the Bank and other defendants named in the lawsuits. The claims alleged against the Bank are for breach of contract, negligence, negligent misrepresentation and breach of fiduciary duty in the handling of certain documents against acceptance transactions that occurred in the years 2000 and 2001. The total amount of the claims is approximately $46.1 million plus interest and punitive damages. These claims are in addition to KEIC’s claims against the Bank in the approximate amount of $56 million originally filed in March of 2003 in state court and now pending in federal court (see above). The Bank believes that it has defenses to the claims of the Korean banks. However, if the outcome of this litigation is adverse and the Bank is required to pay significant monetary damages, the Company’s financial condition and results of operations are likely to be materially and adversely affected. Although the Bank believes that it has meritorious defenses and intends to vigorously defend these lawsuits, management cannot predict the outcome of this litigation.

Item 1A:	RISK FACTORS

No material changes identified.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5:	OTHER INFORMATION

Not applicable

Item 6:	EXHIBITS

Exhibit No.	Description

2.1	Plan of Reorganization and Agreement of Merger dated June 7, 2002 among California Center Bank, Center Financial Corporation and CCB Merger Company[1]

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Amendment to the Articles of Incorporation of Center Financial Corporation[2]

3.3	Amended and Restated Bylaws of Center Financial Corporation[3]

10.1	Employment Agreement between Center Financial Corporation and Jae Whan Yoo effective January 16, 2007[4]

10.2	2006 Stock Incentive Plan[5]

10.3	Lease for Corporate Headquarters Office[1]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[6]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[6]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[6]

10.7	Deferred compensation plan and list of participants[7]

10.8	Split dollar plan and list of participants[7]

10.9	Survivor income plan and list of participants[7]

10.10	Resignation Agreement for Seon Hong Kim (filed herewith)

11	Statement of Computation of Per Share Earnings (included in Note 8 to Interim Consolidated Financial Statements included herein.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[1]

Filed as an Exhibit of the same number to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the “Commission”) on June 14, 2002 and incorporated herein by reference

[2]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference

[3]	Filed as an Exhibit 3.2 to the Form 8-K filed with the Commission on May 12, 2006 and incorporated herein by reference

[4]	Filed as an Exhibit 10.1 to the Form 8-K filed with the Commission on February 1, 2007 and incorporated herein by reference

[5]	Filed as an Exhibit 1 to the definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 20, 2006 and incorporated herein by reference

[6]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference

[7]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: April 25, 2007	/s/ JAE WHAN YOO
Center Financial Corporation Jae Whan Yoo President & Chief Executive Officer

Date: April 25, 2007	/s/ LONNY D. ROBINSON
Center Financial Corporation Lonny D. Robinson Executive Vice President & Chief Financial Officer