Form 10-Q
period 2007-06-30
CENTER FINANCIAL CORP
filed 2007-07-26
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 23, 2007 there were 16,718,447 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1:	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

	6/30/2007	12/31/2006
	(Dollars in thousands)
ASSETS
Cash and due from banks	$77,784	$71,504
Federal funds sold	6,745	—
Money market funds and interest-bearing deposits in other banks	1,972	1,872

Cash and cash equivalents	86,501	73,376
Securities available for sale, at fair value	130,057	148,913
Securities held to maturity, at amortized cost (fair value of $11,021 as of June 30, 2007 and $10,571 as of December 31, 2006)	11,257	10,591
Federal Home Loan Bank and Pacific Coast Bankers Bank stock, at cost	13,181	11,065
Loans, net of allowance for loan losses of $18,289 as of June 30, 2007 and $17,412 as of December 31, 2006	1,583,793	1,518,666
Loans held for sale, at the lower of cost or market	30,367	18,510
Premises and equipment, net	13,606	13,322
Customers’ liability on acceptances	3,115	4,871
Accrued interest receivable	8,314	8,574
Deferred income taxes, net	11,140	11,723
Investments in affordable housing partnerships	6,219	6,878
Cash surrender value of life insurance	11,380	11,183
Goodwill	1,253	1,253
Intangible assets, net	293	320
Other assets	3,731	4,067

Total Assets	$1,914,207	$1,843,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$393,108	$388,163
Interest-bearing	1,192,244	1,041,236

Total Deposits	1,585,352	1,429,399
Acceptances outstanding	3,115	4,871
Accrued interest payable	11,623	11,458
Other borrowed funds	133,258	229,490
Trust preferred securities	18,557	18,557
Accrued expenses and other liabilities	9,289	8,803

Total liabilities	1,761,194	1,702,578
Commitments and Contingencies	—	—
Shareholders’ Equity
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,718,447 (including 9,700 shares of unvested restricted stock) as of June 30, 2007 and 16,632,601 as of December 31, 2006	70,587	69,172
Retained earnings	82,614	71,777
Accumulated other comprehensive loss, net of tax	(188)	(215)

Total shareholders’ equity	153,013	140,734

Total Liabilities and Shareholders’ Equity	$1,914,207	$1,843,312

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$33,490	$26,767	$65,471	$52,055
Interest on federal funds sold	62	595	114	1,418
Interest on taxable investment securities	1,551	2,058	3,177	4,244
Interest on tax-advantaged investment securities	129	152	262	249
Dividends on equity stock	181	92	355	158
Money market funds and interest-earning deposits	16	53	32	113

Total interest and dividend income	35,429	29,717	69,411	58,237
Interest Expense:
Interest on deposits	13,431	11,920	25,008	23,344
Interest on borrowed funds	2,426	177	5,862	281
Interest expense on trust preferred securities	373	359	743	693

Total interest expense	16,230	12,456	31,613	24,318

Net interest income before provision for loan losses	19,199	17,261	37,798	33,919
Provision for loan losses	1,100	1,518	2,370	1,775

Net interest income after provision for loan losses	18,099	15,743	35,428	32,144
Noninterest Income:
Customer service fees	1,772	2,084	3,539	4,214
Fee income from trade finance transactions	682	797	1,431	1,750
Wire transfer fees	226	237	437	453
Gain on sale of loans	618	1,123	618	1,797
Loan service fees	612	414	990	968
Insurance settlement—legal fees	—	2,520	—	2,520
Other income	585	532	1,131	1,012

Total noninterest income	4,495	7,707	8,146	12,714
Noninterest Expense:
Salaries and employee benefits	6,218	5,315	12,476	10,878
Occupancy	983	896	1,943	1,779
Furniture, fixtures, and equipment	497	509	964	969
Data processing	533	541	1,037	1,083
Professional service fees	1,082	354	2,090	2,414
Business promotion and advertising	830	1,123	1,471	1,968
Stationery and supplies	138	167	271	326
Telecommunications	146	165	282	338
Postage and courier service	191	195	381	336
Security service	271	239	511	502
Loss on interest rate swaps	—	30	—	83
Other operating expenses	1,240	1,133	2,241	2,081

Total noninterest expense	12,129	10,667	23,667	22,757

Income before income tax provision	10,465	12,783	19,907	22,101
Income tax provision	3,982	5,104	7,566	8,653

Net income	6,483	7,679	12,341	13,448
Other comprehensive income—unrealized (loss) gain on available-for-sale securities, net of income tax benefit (expense) of $207, $450, ($27) and $296	(436)	(622)	27	(409)

Comprehensive income	$6,047	$7,057	$12,368	$13,039

EARNINGS PER SHARE:
Basic	$0.39	$0.47	$0.74	$0.82

Diluted	$0.39	$0.46	$0.74	$0.81

Weighted average shares outstanding—basic	16,679,653	16,494,337	16,671,814	16,481,486

Weighted average shares outstanding—diluted	16,761,144	16,634,626	16,788,787	16,641,017

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	6/30/2007	6/30/2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$12,341	$13,448
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation expenses related to stock options and restricted stocks	472	343
Depreciation and amortization	1,348	1,202
Amortization of deferred fees	(989)	(623)
Mark to market adjustments on interest rate swaps	—	110
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	34	(253)
Provision for loan losses	2,370	1,775
Net (gain) loss on sale of premises and equipment	(9)	114
Net originations of SBA loans held for sale	(19,354)	(29,848)
Gain on sale of loans	(618)	(1,797)
Proceeds from sale of loans	21,680	30,923
Deferred tax provision	562	296
Federal Home Loan Bank stock dividend	(320)	(130)
Decrease (increase) in accrued interest receivable	260	(826)
Net increase in cash surrender value of life insurance policy	(197)	(186)
Decrease (increase) in other assets and servicing assets	1,908	(2,359)
Increase in accrued interest payable	165	3,138
(Decrease) increase in accrued expenses and other liabilities	(1,442)	1,297

Net cash provided by operating activities	18,211	16,624

Cash flows from investing activities:
Purchase of securities available for sale	(22,783)	(7,408)
Proceeds from principal repayment, matured, or called securities available for sale	41,662	62,881
Purchase of securities held to maturity	(1,382)	(518)
Proceeds from matured, called or principal repayment on securities held to maturity	707	276
Purchase of Federal Home Loan Bank and other equity stock	(1,796)	(1,594)
Payments from net swap settlement	—	(193)
Net increase in loans	(79,934)	(89,052)
Proceeds from recoveries of loans previously charged-off	45	520
Purchases of premises and equipment	(1,239)	(711)
Proceeds from disposal of equipment	12	—
Net increase in investments in affordable housing partnerships	290	—

Net cash used in investing activities	(64,418)	(35,799)

Cash flows from financing activities:
Net increase (decrease) in deposits	155,953	(36,398)
Net (decrease) increase in other borrowed funds	(96,232)	7,524
Proceeds from stock options exercised	1,114	597
Tax benefit in excess of recognized cumulative compensation costs	—	158
Payment of cash dividend	(1,332)	(1,314)
Purchases of common stock	(171)	—

Net cash provided by (used in) financing activities	59,332	(29,433)

Net increase (decrease) in cash and cash equivalents	13,125	(48,608)
Cash and cash equivalents, beginning of the year	73,376	143,376

Cash and cash equivalents, end of the period	$86,501	$94,768

Supplemental disclosure of cash flow information:
Interest paid	$31,448	$21,180
Income taxes paid	$7,057	$10,360
Supplemental schedule of noncash investing, operating, and financing activities:
Cash dividend accrual	$836	$660

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. THE BUSINESS OF CENTER FINANCIAL CORPORATION

Center Financial Corporation (“Center Financial”) was incorporated on April 19, 2000 and acquired all of the issued and outstanding shares of Center Bank (the “Bank”) in October 2002. Currently, Center Financial’s direct subsidiaries include the Bank and Center Capital Trust I. Center Financial exists primarily for the purpose of holding the stock of the Bank and of other subsidiaries. Center Financial, the Bank, and the subsidiary of the Bank (“CB Capital Trust”) discussed below are collectively referred to herein as the “Company.”

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters are located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank provides comprehensive financial services for small to medium sized business owners, primarily in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is Southern California including Los Angeles, Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has 17 full-service branch offices, 15 of which are located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all California branches as de novo branches. On April 26, 2004, the Company completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch, the Bank’s first out-of-state branch, with a focus on the Korean-American market in Chicago. The Company assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Company opened two new branches in Irvine, California and Seattle, Washington in 2005. The Bank also operates eight Loan Production Offices (“LPOs”) in Phoenix, Seattle, Denver, Washington D.C., Las Vegas, Atlanta, Dallas and Northern California.

CB Capital Trust, a Maryland real estate investment trust (“REIT”) which is a consolidated subsidiary of the Bank, was formed in August 2002 for the primary business purpose of investing in the Bank’s real-estate related assets, and enhancing and strengthening the Bank’s capital position and earnings primarily through tax advantaged income from such assets. On December 31, 2003, the California Franchise Tax Board issued an opinion listing bank-owned REITs as potentially abusive tax shelters subject to possible penalties, and stating that REIT consent dividends are not deductible for California state income tax purposes. In view of this opinion, it appears that the REIT will not be able to fulfill its original intended purposes, and management is in the process of dissolving the entity. We anticipate that the dissolution will be completed in the third quarter of 2007.

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

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in Company’s annual report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

Reclassifications

Reclassifications have been made to the prior year financial statements to conform to the current presentation.

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

In addition, in May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, Definition of “Settlement” in FASB Interpretation No. 48. This FSP provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The FASB clarifies that a tax position could be effectively settled upon examination by a taxing authority. This guidance should be applied upon the initial adoption of FIN 48. The Company’s adoption of FIN 48 effective January 1, 2007 was consistent with this FSP.

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

5. STOCK-BASED COMPENSATION

The Company has a Stock Incentive Plan which was adopted by the Board of Directors in April 2006, approved by the shareholders in May 2006, and amended by the Board in June 2007 (the “2006 Plan”). The 2006 Plan provides for the granting of non-qualified and incentive stock options and restricted stock awards to employees (including officers) and directors. The 2006 Plan replaced the Company’s former stock option plan (the “1996 Plan”) which expired in February 2006, and all options under the 1996 Plan which were outstanding on April 12, 2006 were transferred to and made part of the 2006 Plan. The option prices of all options granted under the 2006 Plan (including options transferred from the 1996 Plan) must be not less than 100% of the fair market value at the date of grant. All options granted generally vest at the rate of 20% per year except that the options granted to the CEO and to the non-employee directors vest at the rate of 33 1/3% per year. All options not exercised generally expire ten years after the date of grant.

The Company accounts for stock-based compensation in accordance with SFAS No. 123R since its adoption effective January 1, 2006. The Company’s pre-tax compensation expense for stock-based employee compensation was $267,000 and $472,000 ($213,000 and $380,000 after tax effect of non-qualified stock options) for the three and six months ended June 30, 2007, respectively. Calculations of this compensation expense utilized the assumptions noted below. This expense is the result of vesting of portions of previously granted stock options and those awarded during the three and six months ended June 30, 2007.

The Company granted 455,500 and 607,000 options with a weighted average grant-date fair value of $6.53 and $7.19 for the three and six months ended June 30, 2007, respectively. No options were granted during the six months ended June 30, 2006.

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

	Six Months Ended 6/30/2007	Six Months Ended 6/30/2006
Risk-free interest rate	2.05% - 5.07%	2.05% - 6.21%
Expected life	3 - 6.5 years	3 - 6.5 years
Expected volatility	32% - 36%	30% - 34%
Expected dividend yield	0.00% -1.05%	0.00% -1.05%

These assumptions were utilized in the calculation of the compensation expense noted above. This expense is the result of previously granted stock options and those awarded during the three and six months ended June 30, 2007.

A summary of the Company’s stock option activity and related information for the three and six months ended June 30, 2007 and 2006 is set forth in the following table:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2007	2,586,652	528,711	$17.07
Options granted	(455,500)	455,500	17.11
Options forfeited	17,600	(17,600)	21.72
Options exercised	—	(57,680)	14.67

Balance at June 30, 2007	2,148,752	908,931	17.15

Balance at March 31, 2006	936,389	601,089	$13.76
Net options granted authorized under new plan	1,762,250	—	—
Options granted	—	—	—
Options forfeited	14,803	(14,803)	8.76
Options exercised	—	(45,037)	7.22

Balance at June 30, 2006	2,713,442	541,249	14.44

Balance at December 31, 2006	2,670,290	473,593	$15.33
Options granted	(607,000)	607,000	18.38
Options forfeited	85,462	(85,462)	20.87
Options exercised	—	(86,200)	12.98

Balance at June 30, 2007	2,148,752	908,931	17.15

Balance at December 31, 2005	936,389	638,804	$13.38
Net options granted authorized under new plan	1,762,250	—	—
Options granted	—	—	—
Options forfeited	14,803	(14,803)	8.76
Options exercised	—	(82,752)	7.21

Balance at June 30, 2006	2,713,442	541,249	14.44

The options as of June 30, 2007 have been segregated into three ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
	Options Outstanding as of 6/30/2007	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Options Exercisable as of 6/30/2007	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
Range of Exercise Prices
$ 2.23 - $7.99	77,331	4.43	$5.01	75,171	4.40	$4.99
$ 8.00 $20.00	577,600	9.22	$16.26	60,400	6.58	$13.02
$ 20.01 $25.10	254,000	9.22	$22.86	10,900	8.07	$23.56

	908,931	8.81	$17.15	146,471	5.57	$9.68

Aggregate intrinsic value of options outstanding and options exercisable at June 30, 2007 was $1.4 million and $1.1 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $16.92 as of June 29, 2007, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was approximately $113,000 and $752,000 for the three months ended June 30, 2007 and 2006, respectively, and $473,000 and $1.4 million for the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, the Company had approximately $5.1 million of unrecognized compensation costs related to non-vested options. The Company expects to recognize these costs over a weighted average period of 3.85 years.

Restricted stock activity under the 2006 Plan as of June 30, 2007, and changes during the six months period ended June 30, 2007 are as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Granted	9,700	$17.00
Vested	—	—
Cancelled and forfeited	—	—

Nonvested, at end of period	9,700	$17.00

The Company recorded compensation cost of $3,000 related to the restricted stock granted under the 2006 Plan for the six months ended June 30, 2007.

6. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank and the Treasury, Tax, and Loan Investment Program. Other borrowed funds totaled $133.3 million and $229.5 million at June 30, 2007 and December 31, 2006, respectively. Interest expense on other borrowed funds was $5.9 million and $281,000 for the six months ended June 30, 2007 and 2006, respectively, reflecting average interest rates of 5.34% and 4.74%, respectively.

As of June 30, 2007, the Company had outstanding borrowings of $132.7 million from the Federal Home Loan Bank of San Francisco, or FHLB, with note terms from less than 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of the notes. Borrowings of $50 million contain features that allow the FHLB to require repayment of the borrowings in 2 years (May of 2009). Under the FHLB borrowing agreement, the Company has pledged under a blanket lien all qualifying commercial and residential loans as collateral with a total carrying value of $495.5 million at June 30, 2007 as compared to $384.7 million at June 30, 2006. Total interest expense on the notes was $5.8 million and $248,000 for the six months ended June 30, 2007 and 2006, respectively, reflecting average interest rates of 5.29% and 4.54%, respectively.

Subject to the right of the FHLB to require earlier repayment of $50 million in borrowings, FHLB advances outstanding as of June 30, 2007 mature as follows:

(Dollars in thousands)
2007	$80,156
2008	325
2009	343
2010	362
2011 and thereafter	51,477

$132,663

Borrowings obtained from the Treasury Tax and Loan Investment Program mature within a month from the transaction date. Under the program the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and mortgage-backed securities or some combination thereof with a total carrying value of $2.8 million at June 30, 2007, as collateral to participate in the program. The total borrowed amount under the program, outstanding at June 30, 2007 and December 31, 2006 was $389,000 and $675,000, respectively. These borrowings reflect interest rates of 5.06% and 3.81% as of June 30, 2007 and December 31, 2006, respectively.

7. LONG-TERM SUBORDINATED DEBENTURES

Center Capital Trust I is a Delaware business trust formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. During the fourth quarter of 2003, Center Capital Trust I issued 18,000 Capital Trust Preferred Securities (“TP Securities”), with liquidation value of $1,000 per security, for gross proceeds of $18,000,000. The entire proceeds of the issuance were invested by Center Capital Trust I in $18,000,000 of Junior Long-term Subordinated Debentures (the “Subordinated Debentures”) issued by the Company, with identical maturity, repricing and payment terms as the TP Securities. The Subordinated Debentures represent the sole assets of Center Capital Trust I. The Subordinated Debentures mature on January 7, 2034, with interest based on 3-month LIBOR plus 2.85% (8.21% at June 30, 2007), with repricing and payments due quarterly in arrears on January 7, April 7, July 7, and October 7 of each year commencing April 7, 2004. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any January 7, April 7, July 7, and October 7 on or after April 7, 2009 at the Redemption Price. Redemption Price means 100% of the principal amount of Subordinated Debentures being redeemed plus accrued and unpaid interest on such Subordinated Debentures to the Redemption Date, or in case of redemption due to the occurrence of a Special Event, to the Special Redemption Date if such Redemption Date is on or after April 7, 2009. The TP Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on January 7, 2034.

Holders of the TP Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at a current rate per annum of 8.21%. Interest rate defined as per annum rate of interest, resets quarterly, equal to 3-month LIBOR immediately preceding each interest payment date (January 7, April 7, July 7, and October 7 of each year) plus 2.85%. The distributions on the TP Securities are treated as interest expense in the consolidated statements of operations. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TP Securities issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TP Securities.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill. As of June 30, 2007, trust preferred securities comprised 10.6% of the Company’s Tier I capital.

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

8. EARNINGS PER SHARE

The actual number of shares outstanding at June 30, 2007 was 16,718,447. Basic earnings per share are calculated on the basis of weighted average number of shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Diluted earnings per share do not include all potentially dilutive shares that may result from outstanding stock options and restricted stock awards that may eventually vest.

The following table sets forth the Company’s earnings per share calculation for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007			2006
	(Dollars in thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$6,483	16,680	$0.39	$7,679	16,494	$0.47
Effect of dilutive securities:
Stock options and restricted stock	—	81	—	—	141	(0.01)

Diluted earnings per share	$6,483	16,761	$0.39	$7,679	16,635	$0.46

	Six Months Ended June 30,
	2007			2006
	(Dollars in thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$12,341	16,672	$0.74	$13,448	16,481	$0.82
Effect of dilutive securities:
Stock options and restricted stock	—	117	—	—	160	(0.01)

Diluted earnings per share	$12,341	16,789	$0.74	$13,448	16,641	$0.81

The number of common shares underlying stock options and shares of restricted stock which were outstanding but not included in the calculation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 412,000 and 353,000 shares for the three and six months ended June 30, 2007, respectively, and 54,500 shares for both the three and six months ended June 30, 2006.

On May 24, 2007, the Company announced a $10 million stock buyback program. At June 30, 2007, the Company purchased 10,054 shares for $171,000 at approximately $17.03 per share. These shares have been retired.

9. CASH DIVIDENDS

On June 13, 2007, the Board of Directors declared a quarterly cash dividend of $0.05 per share. This cash dividend was paid on July 11, 2007 to shareholders of record as of June 27, 2007.

10. GOODWILL AND INTANGIBLES

In April 2004, the Company purchased the Chicago branch of Korea Exchange Bank and recorded goodwill of $1.3 million and a core deposit intangible of $462,000. The Company amortizes premiums on acquired deposits using the straight-line method over 5 to 9 years. Accumulated amortization was approximately $169,000 and $142,000 as of June 30, 2007 and December 31, 2006, respectively. Core deposit intangible, net of amortization, was approximately $293,000 and $320,000 at June 30, 2007 and December 31, 2006, respectively. Estimated amortization expense, for the five succeeding fiscal years and thereafter, is as follows:

(Dollars in thousands)

2007 (remaining six months)	$27
2008	53
2009	53
2010	53
2011	53
Thereafter	54

$293

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at June 30, 2007 and December 31, 2006 follows:

(Dollars in thousands)

	June 30, 2007	December 31, 2006
Loans	$244,738	$265,989
Standby letters of credit	9,437	12,222
Performance bonds	239	217
Commercial letters of credit	38,557	28,181

	$292,971	$306,609

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

KEIC Claims—In March 2003, the Bank was served with a complaint filed by Korea Export Insurance Corporation (“KEIC”) in Orange County, California Superior Court, entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. KEIC seeks to recover alleged losses from a number of parties involved in international trade transactions that gave rise to bills of exchange financed by various Korean Banks but not ultimately paid. KEIC is seeking to recover damages of approximately $56 million from the Bank based on a claim that, in its capacity as a presenting bank for these bills of exchange, the Bank acted negligently in presenting and otherwise handling trade documents for collection.

Korean Bank Claims—In July 2006, the Bank was served with cross-claims from a number of Korean banks who are also third party defendants in the KEIC action. The Korean banks are Citibank Korea, Inc. (formerly known as KorAm Bank), Industrial Bank of Korea, Kookmin Bank, Korea Exchange Bank and Hana Bank (hereinafter the Korean Banks). The Korean Banks allege, in both suits, various claims for breach of contract, negligence, negligent misrepresentation and breach of fiduciary duty in the handling of similar but a different set of documents against acceptance transactions that occurred in the years 2000 and 2001. The total amount of the Korean Bank claims is approximately $46.1 million plus interest and punitive damages. These claims are in addition to KEIC’s claims against the Bank in the approximate amount of $56 million originally filed in March 2003.

Status of the Consolidated Action—The claims brought by KEIC and the Korean Banks, which total approximately $100 million, have been consolidated into a single action. In November 2005, the Orange County Superior Court had dismissed all claims of KEIC against the Bank in state court on the grounds that federal courts have exclusive jurisdiction over the claims. In December 2006, the court of appeals reversed the earlier decision by the state court and remanded the case back to state court. Currently, several parties have filed preemptory challenges for the reassignment of the judge. One of the parties filed a petition for a writ of mandate to review the judge assignment order dated June 26, 2007. A status conference is scheduled for September 17, 2007. No trial date has been scheduled.

If the outcome of this litigation is adverse and the Bank is required to pay significant monetary damages, the Company’s financial condition and results of operations are likely to be materially and adversely affected. Although the Bank believes that it has meritorious defenses and intends to vigorously defend these lawsuits, management cannot predict the outcome of this litigation.

Memorandum of Understanding

On May 10, 2005, Center Bank entered into a memorandum of understanding (the “MOU”) with the FDIC and the California Department of Financial Institutions (the “DFI”). The MOU was an informal administrative agreement primarily concerning the Bank’s compliance with Bank Secrecy Act (“BSA”) regulations. In accordance with the MOU, the Bank agreed to (i) implement a written action plan, policies and procedures, and comprehensive independent compliance testing to ensure compliance with all BSA-related rules and regulations; (ii) correct any apparent BSA violations previously disclosed by the FDIC; (iii) develop the expertise to ensure that generally accepted accounting principles and regulatory reporting guidelines are observed in all of the Bank’s financial transactions and reporting; and (iv) furnish written quarterly progress reports to the FDIC and the DFI detailing the form and manner of any actions taken to secure compliance with the memorandum and the results thereof.

Effective May 17, 2007, the MOU was terminated by the FDIC and the DFI as a result of the Company’s remediation of the above issues.

12. DERIVATIVE FINANCIAL INSTRUMENTS

As of June 30, 2007 and December 31, 2006, the Company had no interest rate swap agreements in place. The Company’s only remaining interest rate swap matured in August 2006, which had a total notional amount of $25 million. Under the swap agreement, the Company received a fixed rate and paid a variable rate based on Wall Street Journal published Prime Rate.

Losses on interest rate swaps, recorded in noninterest expense, consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Dollars in thousands)		(Dollars in thousands)
	2007	2006	2007	2006
Net swap settlement payments	$—	$104	$—	$193
Decrease in market value	—	(74)	—	(110)

Net change in market value	$—	$30	$—	$83

13. NON-RECURRING ITEMS

On June 21, 2006, the Bank entered into a settlement with one of its insurance carriers, BancInsure, pursuant to which BancInsure paid $3.75 million to settle its past and future obligations for legal fees under its insurance policies concerning the KEIC litigation. At that time, $1.0 million of the settlement was designated for future litigation costs as of June 30, 2006. The Bank has utilized the reserve for these litigation costs during 2006 and 2007. There is no remaining reserve as of June 30, 2007. The Bank utilized approximately $200,000 and $469,000 for the three and six months ended June 30, 2007, respectively.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition as of and for the three and six months ended June 30, 2007 and 2006. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 and with the unaudited consolidated financial statements and notes as set forth in this report.

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

Investment Securities

Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas with respect to available-for-sale securities, they are recorded as a separate component of shareholders’ equity (accumulated comprehensive other income or loss) and do not affect earnings until realized. The fair values of the Company’s investment securities are generally determined by reference to quoted market prices and reliable independent sources. The Company is obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to the Company’s investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. The Company has not identified any investment securities that were deemed to be “other-than-temporarily” impaired as of June 30, 2007 or December 31, 2006.

Loan Sales

Certain Small Business Administration (“SBA”) loans that the Company has the intent to sell prior to maturity are designated as held for sale at origination and recorded at the lower of cost or market value, on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the premium on sale of SBA loans is recognized as other operating income at the time of the sale. The remaining portion of the premium (relating to the portion of the loan retained) is deferred and amortized over the remaining life of the loan as an adjustment to yield. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are recorded based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate plus 1 to 2%. Servicing assets are amortized in proportion to and over the period of estimated future servicing income. Management periodically evaluates the servicing asset for impairment, which is the carrying amount of the servicing asset in excess of the related fair value. Impairment, if it occurs, is recognized in a write down in the period of impairment.

Allowance for Loan Losses

The Company’s allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in the Company’s markets and, in particular, the state of certain industries. Size and complexity of individual credits, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in its methodologies. As the Company adds new products, increases the complexity of the loan portfolio, and expands the geographic coverage, the Company will enhance the methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have significant impact to the loan loss calculation. The Company believes that its methodologies continue to be appropriate given its size and level of complexity. Detailed information concerning the Company’s loan loss methodology is contained in “Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations—Allowance for Loan Losses.”

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

SUMMARY OF FINANCIAL DATA

Executive Overview

Consolidated net income for the second quarter of 2007 decreased by $1.3 million to $6.5 million, or $0.39 per diluted share compared to $7.7 million or $0.46 per diluted share in the second quarter of 2006. Consolidated net income for the six months ended June 30, 2007 decreased by $1.2 million to $12.3 million, or $0.74 per diluted share compared to $13.4 million or $0.81 per diluted share for the six months ended June 30, 2006. The following were significant highlights related to the second quarter of 2007 results as compared to the corresponding period of 2006:

•

For the three months ended June 30, 2007, net interest income before provision for loan losses increased by 11.2% to $19.2 million as compared to $17.3 million for the corresponding period in 2006. For the six months ended June 30, 2007, net interest income before provision for loan losses increased by 11.4% to $37.8 million as compared to $33.9 million in the same period in 2006. These increases were primarily due to growth in earning assets. Growth in earning assets was mainly driven by loan production and utilization of the investment portfolio to fund this growth with loans being high-yielding assets.

•

The decreases in consolidated net income for both three and six months ended June 30, 2007 compared to the same periods in 2006 are primarily due to the decrease in gain on sale of loans resulting from the lower sales volume in 2007 and non-recurring insurance settlement of $2.5 million in 2006 and to the general increase in salary and benefits expenses.

•

Net interest margin for the three and six months ended June 30, 2007 declined slightly to 4.39%, compared to 4.58% and 4.49% during the same periods in 2006. The changes in net interest margin were mainly attributable to an increase in fixed rate lending with lower rates versus variable rate lending for the second quarter and general rate increases in funding liabilities.

•

Return on average assets and return on average equity decreased to 1.39% and 17.27%, respectively, for the three months ended June 30, 2007, compared to 1.87% and 25.16% during the same period in 2006. Return on average assets and return on average equity decreased to 1.33% and 16.86%, respectively, for the six months ended June 30, 2007, compared to 1.64% and 22.74% during the same period in 2006. Return on average assets declined and the return on average equity decreased due to lower net income as a result of the non-recurring insurance settlement recorded during the second quarter of 2006 and an increase in average equity from prior periods.

•

The provision for loan loss was $1.1 million and $2.4 million for the three and six months ended June 30, 2007, respectively, compared to $1.5 million and $1.8 million for the same periods in 2006. The decrease for the three months ended June 30, 2007 was due to lower loan growth compared to the same period in 2006. The increase for the six months ended June 30, 2007 was a result of increased loan originations and the associated loan portfolio growth compared to the six months ended June 30, 2006, and the Company’s detailed quarterly migration analysis of the credit quality of the loan portfolio.

•

The Company’s efficiency ratio was 51.2% and 51.5% for the three and six months ended June 30, 2007, respectively, compared to 42.7% and 48.8% for the same periods in 2006. The increases relate to the non-recurring insurance settlement recorded in other income in the second quarter of 2006, and the increase in salary and benefit expenses in the first half of 2007 compared to 2006, partially offset by the reduction of costs from consulting services relative to the Bank Secrecy Act Compliance efforts from the first quarter in 2007 as compared to the same periods in 2006.

The Company’s financial condition and liquidity remained strong at June 30, 2007. The following are important factors in understanding the Company’s financial condition and liquidity:

•

Net loans grew $77.0 million or 5.0% to $1.61 billion at June 30, 2007 compared to $1.54 billion at December 31, 2006. The growth in net loans was comprised primarily of net increases in commercial construction loans of $15.4 million or 35.3%, real estate commercial loans of $37.6 million or 3.6%, commercial loans of $11.4 million, or 4.1% and SBA loans of $7.9 million or 15.5%.

•

Total deposits increased $156.0 million or 10.9% to $1.59 billion at June 30, 2007 compared to $1.43 billion at December 31, 2006. This increase was primarily the result of adding $66.9 million of brokered time deposits and $85 million money market accounts from promotions carried out during the second quarter.

•

Due to the increase in deposits for the six months ended June 30, 2007, the Company was able to reduce borrowed funds resulting in the decrease in the ratio of net loans to total deposits to 101.8% at June 30, 2007 as compared to 107.5% at December 31, 2006.

•

The ratio of nonaccrual loans to total loans increased to 0.37% at June 30, 2007 compared to 0.21% at December 31, 2006. Our ratio of allowance for loan losses to total nonperforming loans decreased to 306% at June 30, 2007, as compared to 534% at December 31, 2006 and our allowance for losses to total gross loans remained unchanged at 1.12% at June 30, 2007 and December 31, 2006. The Company experienced an increase in nonperforming loans at June 30, 2007 which caused the decline in the ratio of the allowance for loan losses to total nonperforming loans. The increase in nonperforming loans during this period relates primarily to SBA loans of which a portion of these loans is guaranteed by the SBA.

•	Under the regulatory framework for prompt corrective action, the Company continued to be “well-capitalized”.

•	The Company declared its quarterly cash dividend of $0.05 per share in June 2007.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in the consolidated statements of operations, the Company generated net income of $6.5 million during the three months ended June 30, 2007 compared to $7.7 million during the same period in 2006. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(1)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(1)
Assets:
Interest-earning assets:
Loans (2)	$1,591,648	$33,490	8.44%	$1,244,273	$26,767	8.63%
Federal funds sold	4,401	62	5.65	49,293	595	4.84
Investments (3) (4)	156,539	1,877	4.81	218,259	2,355	4.60

Total interest-earning assets	1,752,588	35,429	8.11	1,511,825	29,717	7.88

Noninterest—earning assets:
Cash and due from banks	66,295			79,629
Bank premises and equipment, net	13,553			13,769
Customers’ acceptances outstanding	4,446			5,228
Accrued interest receivables	7,642			6,930
Other assets	31,631			32,613

Total noninterest-earning assets	123,567			138,169

Total assets	$1,876,155			$1,649,994

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$228,726	$2,285	4.01%	$219,626	$1,636	2.99%
Savings	69,258	593	3.43	81,958	775	3.80
Time certificates of deposit over $100,000	718,716	9,417	5.26	680,426	8,419	4.96
Other time certificates of deposit	97,148	1,136	4.69	101,748	1,090	4.30

	1,113,848	13,431	4.84	1,083,758	11,920	4.45
Other borrowed funds	181,339	2,426	5.37	14,463	177	4.92
Long-term subordinated debentures	18,557	373	8.06	18,557	359	7.76

Total interest-bearing liabilities	1,313,744	16,230	4.96	1,116,778	12,456	4.47

Noninterest-bearing liabilities:
Demand deposits	389,084			387,106

Total funding liabilities	1,702,828		3.82%	1,503,884		3.32%

Other liabilities	22,745			23,686

Total noninterest-bearing liabilities	411,829			410,792
Shareholders’ equity	150,582			122,424

Total liabilities and shareholders’ equity	$1,876,155			$1,649,994

Net interest income		$19,199			$17,261

Cost of deposits			3.58%			3.25%

Net interest spread (5)			3.15%			3.41%

Net interest margin (6)			4.39%			4.58%

(1)	Average rates/yields for these periods have been annualized.

(2)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $581,000 for the three months ended June 30, 2007 and $437,000 for the same period in 2006. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

(3)

Investments include securities available for sale, securities held to maturity, Federal Home Loan Bank and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.

(4)	Investment yields, where applicable, have been computed on a tax equivalent basis for any tax-advantaged income.

(5)	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

(6)	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30, 2007
	2007			2006
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(7)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(7)
Assets:
Interest-earning assets:
Loans (8)	$1,570,071	$65,471	8.41%	$1,236,045	$52,055	8.49%
Federal funds sold	4,027	114	5.71	61,482	1,418	4.65
Investments (9) (10)	162,888	3,826	4.74	225,237	4,764	4.48

Total interest-earning assets	1,736,986	69,411	8.06	1,522,764	58,237	7.71

Noninterest—earning assets:
Cash and due from banks	70,187			77,062
Bank premises and equipment, net	13,486			13,871
Customers’ acceptances outstanding	4,046			4,636
Accrued interest receivables	7,762			6,722
Other assets	31,995			31,209

Total noninterest-earning assets	127,476			133,500

Total assets	$1,864,462			$1,656,264

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$204,663	$3,700	3.65%	$211,339	$2,996	2.86%
Savings	71,063	1,236	3.51	81,317	1,519	3.77
Time certificates of deposit over $100,000	693,410	17,928	5.21	707,290	16,811	4.80
Other time certificates of deposit	93,953	2,144	4.60	101,122	2,018	4.02

	1,063,089	25,008	4.74	1,101,068	23,344	4.28
Other borrowed funds	221,391	5,862	5.34	11,964	281	4.74
Long-term subordinated debentures	18,557	743	8.07	18,557	693	7.53

Total interest-bearing liabilities	1,303,037	31,613	4.89	1,131,589	24,318	4.33

Noninterest-bearing liabilities:
Demand deposits	391,881			383,290

Total funding liabilities	1,694,918		3.76%	1,514,879		3.24%

Other liabilities	21,894			22,135

Total noninterest-bearing liabilities	413,775			405,425
Shareholders’ equity	147,650			119,250

Total liabilities and shareholders’ equity	$1,864,462			$1,656,264

Net interest income		$37,798			$33,919

Cost of deposits			3.47%			3.17%

Net interest spread (11)			3.17%			3.38%

Net interest margin (12)			4.39%			4.49%

(7)	Average rates/yields for these periods have been annualized.

(8)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $854,000 for the six months ended June 30, 2007 and $623,000 for the same period in 2006. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

(9)

Investments include securities available for sale, securities held to maturity, Federal Home Loan Bank and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.

(10)	Investment yields, where applicable, have been computed on a tax equivalent basis for any tax-advantaged income.

(11)	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

(12)	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume) and (ii) changes in interest rates (rate):

	Three Months Ended June 30, 2007 vs. 2006 Increase (Decrease) Due to Change In			Six Months Ended June 30, 2007 vs. 2006 Increase (Decrease) Due to Change In
	Volume	Rate(13)	Total	Volume	Rate(13)	Total
Earning assets:
Interest income:
Loans (14)	$7,297	$(565)	$6,732	$13,926	$(500)	$13,426
Federal funds sold	(619)	85	(534)	(1,567)	263	(1,304)
Investments (15)	(780)	294	(486)	(1,551)	603	(948)

Total earning assets	5,898	(186)	5,712	10,808	366	11,174

Interest expense:
Deposits and borrowed funds:
Money market and super NOW accounts	70	577	647	(91)	827	736
Savings deposits	(113)	(69)	(182)	(184)	(99)	(283)
Time Certificates of deposits	420	625	1,045	(474)	1,685	1,211
Other borrowings	2,231	20	2,251	5,540	41	5,581
Long-term subordinated debentures	—	13	13	—	50	50

Total interest-bearing liabilities	2,608	1,166	3,774	4,791	2,504	7,295

Net interest income before provision for loan losses	$3,290	$(1,352)	$1,938	$6,017	$(2,138)	$3,879

(13)	Average rates/yields for these periods have been annualized.

(14)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $581,000 and $437,000 for the three months ended June 30, 2007 and 2006, respectively, and $854,000 and $623,000 for the six months ended June 30, 2007 and 2006, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonaccrual loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

(15)	Investment yields have been computed on a tax equivalent basis for any tax-advantaged income.

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

Total interest and dividend income for the three and six months ended June 30, 2007 was $35.4 million and $69.4 million, respectively, compared to $29.7 million and $58.2 million, respectively, for the same periods in 2006. The increase was primarily due to growth in earning assets and market rate increases. Growth in earning assets was mainly driven by loan production from our branches and loan production offices. Average net loans increased by $347.4 million and $334.0 million, or 27.9% and 27.0%, for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.

Total interest expense for the three and six months ended June 30, 2007 increased by $3.8 million or 30.3% and $7.3 million or 30.0%, respectively, compared to the same periods in 2006. These increases were primarily due to increased borrowings from the FHLB, interest-bearing deposit growth and general market rate increases due in part to increases in Federal funds target rate set by the Federal Reserve Board. Average interest bearing liabilities increased by $197.0 million and $171.4 million, or 17.6% and 15.2%, for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.

Net interest income before provision for loan losses increased by $1.9 million for the three months ended June 30, 2007 compared to the same period in 2006. The increase was comprised of a $3.3 million increase due to volume changes offset by a $1.4 million decrease due to rate changes. The average yield on loans for the second quarter of 2007 decreased to 8.44% compared to 8.63% for the same period in 2006, a decrease of 19 basis points due to a greater mix of lower yielding fixed rate loans in the loan portfolio. The average investment portfolio for the second quarter of 2007 and 2006 was $156.5 million and $218.3 million, respectively. The average yields on the investment portfolio for the second quarter of 2007 and 2006 were 4.81% and 4.60%, respectively.

Net interest income before provision for loan losses increased by $3.9 million for the six months ended June 30, 2007 compared to the same period in 2006. The increase was comprised of a $6.0 million increase due to volume changes offset by a $2.1 million decrease due to rate changes. The average yield on loans for the six months ended June 30, 2007 decreased to 8.41% compared to 8.49% for the same period in 2006, a decrease of 8 basis points due to a greater mix of lower yielding fixed rate loans in the loan portfolio. The average investment portfolio for the six months ended June 30, 2007 and 2006 was $162.9 million and $225.2 million, respectively. The average yields on the investment portfolio for the six months ended June 30, 2007 and 2006 were 4.74% and 4.48%, respectively.

Net interest margin for the second quarter of 2007 decreased to 4.39% compared to 4.58% for the same period in 2006. For the six months ended June 30, 2007 interest margin decreased to 4.39% compared to 4.49% for the same period in 2006. The changes in net interest margin were mainly attributable to an increase in fixed rate lending versus variable rate lending for the quarter and general rate increases in funding liabilities. At June 30, 2007, 55% of our loan portfolios consist of fixed rate loans which generally have lower rates. Cost of interest-bearing liabilities increased to 4.96% and 4.89% for the three and six months ended June 30, 2007, respectively, as compared to 4.47% and 4.33% for the same periods in 2006.

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

The provisions for loan losses were $1.1 million and $2.4 million, respectively, for the three and six months ended June 30, 2007 compared to $1.5 million and $1.8 million, respectively, for the same periods in 2006. The decrease for the three months ended June 30, 2007 was primarily due to lower loan charge-offs in the current three month period ended June 30, 2007 compared to the same period in 2006. The increase for the six months was a result of increased loan originations and the associated loan portfolio growth, and the Company’s detailed quarterly analysis of the credit quality of the loan portfolio. Management believes that the $2.4 million loan loss provision was adequate for the first six months of 2007.

While management believes that the allowance for loan losses of 1.12% of total loans at June 30, 2007 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimation and inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)				(Dollars in thousands)
Customer service fees	$1,772	39.42%	$2,084	27.04%	$3,539	43.44%	$4,214	33.15%
Fee income from trade finance transactions	682	15.17	797	10.34	1,431	17.57	1,750	13.77
Wire transfer fees	226	5.03	237	3.08	437	5.36	453	3.56
Net gain on sale of loans	618	13.75	1,123	14.57	618	7.59	1,797	14.13
Loan service fees	612	13.62	414	5.37	990	12.16	968	7.61
Insurance settlement—legal fees	—	—	2,520	32.70	—	—	2,520	19.82
Other income	585	13.01	532	6.90	1,131	13.88	1,012	7.96

Total noninterest income	$4,495	100.00%	$7,707	100.00%	$8,146	100.00%	$12,714	100.00%

As a percentage of average earning assets		1.03%		2.04%		0.95%		1.68%

For the three and six months ended June 30, 2007, noninterest income was $4.5 million and $8.1 million, respectively, compared to $7.7 million and $12.7 million, respectively, for the same periods in 2006. For the three and six months ended June 30, 2007, noninterest income, as a percentage of average earning assets, decreased to 1.03% and 0.95%, respectively, from 2.04% and 1.68%, respectively, for the same periods in 2006. The decreases are related to the reduction of customer service fees and trade finance transactions fees and less gain on sale of loans for the three months ended June 30, 2007 as compared to the same period in 2006, as discussed below. In addition, non-recurring insurance settlement income occurred during the second quarter of 2006 contributing to the decreases in 2007 as compared to the same period in 2006. The primary sources of recurring noninterest income continue to be customer service fees, fee income from trade finance transactions and loan service fees. Management is currently evaluating strategies to increase fees related to trade finance and loan services, and to tighten controls on fee waivers on customer service fees.

Customer service fees for the three and six months ended June 30, 2007 decreased by $312,000 or 15.0% and $675,000 or 16.0%, respectively, as compared to the same periods in 2006. This decrease was due primarily to management’s decision to close certain customer accounts whose activities, while generating service charges, were inconsistent with the Company’s risk management process and requirements. The decision was consistent with the Company’s policy of maintaining full compliance with all risk management policies and regulatory requirements.

Fee income from trade finance transactions for the three and six months ended June 30, 2007 decreased by $115,000, or 14.4% and $319,000 or 18.2%, respectively, as compared to the same periods in 2006. These decreases were due to less international trade activity by the Company’s customers. As mentioned previously, management is evaluating strategies to increase fees in the trade finance operations.

The Company recorded $618,000 and $1.1 million net gain on sale of loans for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, the Company recorded a $618,000 and $1.8 million gain on sale of loans, respectively. For the three months ended June 30, 2007 and 2006 the Company sold approximately $7.7 million and $13.9 million, respectively, of its unguaranteed portion of SBA loans. A substantial portion of the gain generated from the sale of unguaranteed loans occurs from the recognition of the deferred gain that resulted from the sale of the guaranteed portion. For the six months ended June 30, 2007 and 2006, the Company sold $7.7 million of its SBA loans comprised of only the unguaranteed portion and $24.8 million comprised of guaranteed and unguaranteed portions of SBA loans, respectively.

Insurance settlement—legal fees represents a settlement that occurred in the second quarter of 2006 with our insurance carrier, BancInsure, regarding coverage of our ongoing litigation with KEIC.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)				(Dollars in thousands)
Salaries and employee benefits	$6,218	51.27%	$5,315	49.83%	$12,476	52.71%	$10,878	47.80%
Occupancy	983	8.10	896	8.40	1,9436	8.21	1,779	7.81
Furniture, fixtures, and equipment	497	4.10	509	4.77	964	4.07	969	4.26
Data processing	533	4.39	541	5.07	1,037	4.38	1,083	4.80
Professional service fees	1,082	8.92	354	3.32	2,090	8.83	2,414	10.61
Business promotion and advertising	830	6.84	1,123	10.53	1,471	6.22	1,968	8.64
Stationery and supplies	138	1.14	167	1.57	271	1.15	326	1.43
Telecommunications	146	1.20	165	1.54	282	1.19	338	1.48
Postage and courier service	191	1.57	195	1.83	381	1.61	336	1.47
Security service	271	2.24	239	2.25	511	2.16	502	2.20
Loss on interest rate swaps	—	0.00	30	0.28	—	0.00	83	0.36
Other operating expenses	1,240	10.23	1,133	10.63	2,241	9.47	2,081	9.14

Total noninterest expenses	$12,129	100.00%	$10,667	100.00%	$23,667	100.00%	$22,757	100.00%

As a percentage of average earning assets		2.9%		2.8%		2.7%		3.0%
Efficiency ratio		51.2%		42.7%		51.5%		48.8%

The Company’s noninterest expenses increased 14.0% to $12.1 million for the three months ended June 30, 2007, compared to $10.7 million during the same period in 2006 and increased 4.0% to $23.7 million for the six months ended June 30, 2007 from $22.8 million for the same period in 2006. The increase in noninterest expenses for the second quarter was primarily attributable to increases in salaries and employee benefits and professional services, offset by the decrease in business promotions and advertising expenses. The increase in noninterest expenses for the six months period was mainly attributable to increases in salaries and employee benefits and occupancy expenses, offset by the decreases in professional services and business promotion and advertising expenses. Noninterest expense as a percentage of average earning assets was 2.9% and 2.7% for the three and six months ended June 30, 2007 compared to 2.8% and 3.0% for the same periods in 2006.

The Company’s efficiency ratio increased to 51.2% and 51.5% for the three and six months ended June 30, 2007, compared to 42.7% and 48.8% for the same periods in 2006. This change primarily relates to the non-recurring insurance settlement recorded in other income in the second quarter of 2006 offset by the reduction of costs from consulting services relative to the Bank Secrecy Act Compliance efforts from the first quarter in 2007 as compared to the same periods in 2006.

Salaries and benefits expenses were $6.2 million and $12.5 million for the three and six months ended June 30, 2007, respectively, compared to $5.3 million and $10.9 million for the same periods in 2006. For the three months ended June 30, 2007, the increase was due primarily to the increased hiring activity of senior level personnel and normal salary increases. For the six months ended June 30, 2007 these increases were due in part to expenses associated with the compensation for the new CEO who was hired in January 2007 and the fact that the former CEO remained an employee at full salary until March 30, 2007, as well as the normal salary increases along with a severance agreement payment of approximately $42,000 for the Chief Operating Officer’s departure and filling vacant positions at the Bank when the new CEO and President commenced employment.

Occupancy expenses increased by 9.7% and 9.2% to $983,000 and $1.9 million for the three and six months ended June 30, 2007, respectively, compared to $896,000 and $1.8 million in the same periods in 2006. These increases were due mainly to increased property insurance costs and depreciation expenses resulting from tenant improvements over the past year.

Furniture, fixtures and equipment expenses remained at similar level with slight decreases for both the three and six months ended June 30, 2007 compared to the same periods in 2006. There were no significant activities associated with these expenses during the periods in both years.

Professional service fees were $1.1 million and $2.1 million for the three and six months ended June 30, 2007, respectively, compared to $354,000 and $2.4 million for the same periods in 2006. For the three months ended June 30, 2007, the increase was primarily due to the recouping of legal expenses associated with the settlement with our insurance carrier during the same period in 2006. The decrease for the six months period ended June 30, 2007 was due primarily to non-recurring professional service fees attributable to expenses related to resolving issues identified with the Company’s BSA compliance program incurred during the first quarter of 2006.

Business promotion and advertising expenses decreased by 26.1% and 13.4% to $830,000 and $1.5 million for the three and six months ended June 30, 2007 as compared to $1.1 million and $2.0 million for the same periods in 2006. These decreases were mainly due to the decreases in business referral fees and non-recurring expenses associated with the 20th anniversary celebration in 2006.

The remaining noninterest expenses include such items as data processing, stationery and supplies, telecommunications, postage, courier service, security service expenses, loss on interest rate swaps and other miscellaneous operating expenses.

Provision for Income Taxes

Income tax expense is the sum of two components, current tax expense and deferred tax expense. Current tax expense is the result of applying the current tax rate to current taxable income. The deferred portion is intended to reflect income that differs from financial statement pre-tax income because some items of income and expense are recognized in different years for income tax purposes than in the financial statements.

For the three months ended June 30, 2007 and 2006, the provision for income taxes was $4.0 million and $5.1 million representing effective tax rates of 38.1% and 39.9%, respectively. For the six months ended June 30, 2007 and 2006, the provision for income taxes was $7.6 million and $8.7 million representing effective tax rates of 38.0% and 39.2%, respectively. The primary reasons for the difference from the federal statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax favored investments in low-income housing, municipal obligations, dividend exclusions, treatment of SFAS 123R amortization, increase in cash surrender value of bank owned life insurance and California enterprise zone deductions. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $314,000 for the six months ended June 30, 2007 compared to $294,000 for the same period in 2006.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax return. The Company’s deferred tax assets were $11.1 million as of June 30, 2007 and $11.7 million as of December 31, 2006. As of June 30, 2007, the Company’s deferred tax assets were primarily due to the allowance for loan losses and impairment losses on U.S. Government sponsored enterprise preferred stock.

In accordance with FIN 48, as amended by FIN 48-1, it is management’s policy to separately disclose any penalties or interest arising from the application of federal or state income taxes. There were no penalties or interest assessed for the six months ended June 30, 2007.

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

The Company invests its excess available funds from daily operations primarily in overnight Fed Funds and Money Market Funds. Money Market Funds are composed of mostly government funds and high quality short-term commercial paper. The Company can redeem the funds at any time. As of June 30, 2007, the amount invested in Fed Funds was $6.7 million. No amounts were invested in Fed Funds at December 31, 2006. The average yield earned on these funds was 5.71% for the six months ended June 30, 2007 compared to 4.65% for the same period last year.

Investment Portfolio

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	As of June 30, 2007		As of December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$499	$499	$489	$488
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	48,313	47,979	65,995	65,545
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	51,071	50,032	58,008	57,178
U.S. Government sponsored enterprise preferred stock	4,865	5,957	4,865	5,744
Corporate trust preferred securities	11,000	11,132	11,000	11,132
Mutual Funds backed by adjustable rate mortgages	4,500	4,376	4,500	4,444
Fixed rate collateralized mortgage obligations	7,934	7,903	2,230	2,203
Corporate debt securities	2,198	2,179	2,197	2,179

Total available for sale	$130,380	$130,057	$149,284	$148,913

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$5,886	$5,709	$4,961	$4,909
Municipal securities	5,371	5,312	5,630	5,662

Total held to maturity	$11,257	$11,021	$10,591	$10,571

Total investment securities	$141,637	$141,078	$159,875	$159,484

As of June 30, 2007, investment securities totaled $141.3 million or 7.4% of total assets, compared to $159.5 million or 8.7% of total assets as of December 31, 2006. The decrease in the investment portfolio was due to investment proceeds utilized to fund new loans.

As of June 30, 2007, available-for-sale securities totaled $130.1 million, compared to $148.9 million as of December 31, 2006. Available-for-sale securities as a percentage of total assets decreased to 6.8% as of June 30, 2007 compared to 8.1% at December 31, 2006. Held-to-maturity securities increased to $11.3 million as of June 30, 2007, compared to $10.6 million as of December 31, 2006. The composition of available-for-sale and held-to-maturity securities was 92.0% and 8.0% as of June 30, 2007, compared to 93.4% and 6.6% as of December 31, 2006, respectively. For the three and six months ended June 30, 2007, the yield on the average investment portfolio was 4.81% and 4.74%, respectively, as compared to 4.60% and 4.48%, respectively, for the same periods in 2006. The Company used the proceeds from the decrease in the investment portfolio to fund loan growth and a return to utilization of retail deposits to fund growth in the future.

The following table summarizes, as of June 30, 2007, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	$35,648	4.46%	$12,830	4.60%	$—	—%	$—	—%	$48,478	4.50%
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	79	5.34	1,185	4.93	6,734	4.88	42,034	4.39	50,032	4.47
U.S Government sponsored enterprise preferred stock	5,957	4.36	—	—	—	—	—	—	5,957	4.36
Corporate trust preferred securities	—	—	—	—	—	—	11,132	7.21	11,132	7.21
Mutual Funds backed by adjustable rate mortgages	4,376	4.56	—	—	—	—	—	—	4,376	4.56
Fixed rate collateralized mortgage obligations	—	—	—	—	1,934	4.70	5,969	5.98	7,903	5.67
Corporate debt securities	2,179	4.76	—	—	—	—	—	—	2,179	4.76

Total available for sale	$48,239	4.47	$14,015	4.63	$8,668	4.84	$59,135	5.08	$130,057	4.79

Held to Maturity (Amortized Cost):
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$—	—%	$—	—%	$—	—%	$5,886	4.86%	$5,886	4.86%
Municipal securities	665	4.19	1,649	4.12	2,830	3.66	227	3.70	5,371	3.87

Total held to maturity	$665	4.19	$1,649	4.12	$2,830	3.66	$6,113	4.82	$11,257	4.39

Total investment securities	$48,904	4.47%	$15,664	4.57%	$11,498	4.55%	$65,248	5.06%	$141,314	4.76%

The following table shows the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007.

	As of June 30, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental and U.S Government sponsored enterprise agencies securities	$21,767	$(47)	$26,711	$(286)	$48,478	$(333)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	10,000	(222)	46,558	(1,039)	56,558	(1,261)
Municipal securities and corporate debt securities	1,871	(35)	2,773	(56)	4,644	(91)

Total	$33,638	$(304)	$76,042	$(1,381)	$109,680	$(1,685)

As of June 30, 2007, the Company had a total fair value of $109.7 million of securities, with unrealized losses of $1.7 million. We believe these unrealized losses are due to a temporary condition, primarily increases in interest rates, and do not reflect a deterioration of credit quality of the issuer. The market value of securities that have been in a continuous loss position for 12 months or more totaled $76.0 million, with unrealized losses of $1.4 million.

All individual securities that have been in a continuous unrealized loss position at June 30, 2007 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at June 30, 2007. These securities have decreased in value since their purchase dates as market interest rates have increased. However, the Company has the ability, and management intends, to hold these securities until their fair values recover to cost.

Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio, including loans held for sale, as of the dates indicated:

	June 30, 2007		December 31, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$58,865	3.60%	$43,508	2.79%
Commercial (16)	1,080,128	66.04	1,042,562	66.92
Commercial	288,736	17.66	277,296	17.79
Trade Finance (17)	67,000	4.10	66,925	4.29
SBA (18)	58,464	3.58	50,606	3.24
Consumer and other (19)	82,084	5.02	77,682	4.97

Total Gross Loans	1,635,277	100.00%	1,558,579	100.00%

Less:
Allowance for Losses	18,289		17,412
Deferred Loan Fees	1,954		2,347
Discount on SBA Loans Retained	874		1,644

Total Net Loans and Loans Held for Sale	$1,614,160		$1,537,176

(16)	Real estate commercial loans are loans secured by deeds of trust on real estate.

(17)	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.

(18)	Balance includes SBA loans held for sale of $30.4 million and $18.5 million, at the lower of cost or market, at June 30, 2007 and December 31, 2006, respectively.

(19)	Consists of transactions in process and overdrafts.

The Company’s gross loans grew $76.7 million, or 4.9%, during the six months ended June 30, 2007. Net loans increased $77.0 million, or 5.0%, to $1.61 billion at June 30, 2007, as compared to $1.54 billion at December 31, 2006. The increase in loans was funded primarily through liquidity created from deposit growth and FHLB borrowings. While management believes that it can continue to leverage the Company’s current infrastructure to achieve growth in the loan portfolio, no assurance can be given that such growth will occur. Net loans as of June 30, 2007 represented 84.3% of total assets, compared to 83.4% as of December 31, 2006.

The growth in net loans is comprised primarily of net increases in commercial construction loans of $15.4 million or 35.3%, real estate commercial loans of $37.6 million, or 3.6%, commercial loans of $11.4 million, or 4.1%, SBA loans of $7.9 million or 15.5% and consumer loans of $4.7 million, or 6.1%.

As of June 30, 2007, commercial real estate remained the largest component of the Company’s total loan portfolio with loans totaling $1.1 billion, representing 66.1% of total loans, compared to $1.0 billion or 66.9% of total loans at December 31, 2006. The increase in commercial real estate loans resulted from a continued demand for the Company’s commercial loan products.

Commercial business loans increased to $288.7 million as of June 30, 2007, compared to $277.3 million at December 31, 2006. The increase resulted from management’s efforts to continue focusing on the Company’s commercial business loan products to meet the needs of our customer base.

The Company sold $7.7 million of unguaranteed portion of SBA loans during the six months ended June 30, 2007 compared to $24.8 million of guaranteed and unguaranteed portion of SBA loans sold with the retained obligation to service the loans for a servicing fee and to maintain customer relations during the same period in 2006. As of June 30, 2007, the Company was servicing $140.7 million of sold SBA loans, compared to $160.7 million of sold SBA loans as of December 31, 2006. The Company’s SBA portfolio increased to $58.5 million at June 30, 2007, an increase of $7.9 million, or 15.5%, compared to December 31, 2006.

The Company has determined it has no reportable foreign credit risk.

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

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	June 30, 2007	December 31, 2006	June 30, 2006
	(Dollars in thousands)
Nonaccrual loans:
Commercial Real Estate	$—	$—	$355
Commercial	1,401	1,502	2,249
Consumer	365	429	191
Trade Finance	120	—	—
SBA	4,087	1,330	687

Total nonperforming loans and assets	5,973	3,261	3,482
Guaranteed portion of nonperforming SBA loans	2,657	973	255

Total nonperforming assets, net of SBA guarantee	$3,316	$2,288	$3,227

Nonperforming loans as a percent of total gross loans	0.37%	0.21%	0.26%
Nonperforming assets as a percent of total loans and other real estate owned	0.37%	0.21%	0.26%
Allowance for loan losses to nonperforming loans	306%	534%	430%

Management’s classification of a loan as nonaccrual or restructured is an indication that there is reasonable doubt as to the full collectibility of principal and/or interest on the loan. At this point, the Company stops recognizing interest income on the loan and reverses any uncollected interest that had been accrued but unpaid. If the loan deteriorates further due to a borrower’s bankruptcy or similar financial problems, unsuccessful collection efforts or a loss classification (by the Company, regulators or external auditors), the remaining balance of the loan is then charged off. These loans may or may not be collateralized, but collection efforts are continuously pursued.

Total nonperforming loans increased to $6.0 million as of June 30, 2007 from $3.3 million as of December 31, 2006 and $3.5 million as of June 30, 2006, respectively. The increases were the result of additions to nonaccrual status in the Company’s SBA loan portfolios and trade finance loan portfolios offset by the deletions in the commercial and consumer loan portfolios. Approximately $2.8 million or 69.0% of nonperforming SBA loans were located in Denver, Colorado, $527,000 or 12.9% in Chicago, Illinois and $325,000 or 8.0% in California. The Company believes that the two nonperforming loan relationships located in Denver are isolated situations and not indicative of general market conditions.

The Company evaluates loan impairment according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Under SFAS No. 114, loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest and principal payments. The Company utilizes a $300,000 threshold for the evaluation of loan impairment. Impaired loans are measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, alternatively, at the loan’s observable market price or the fair value of the collateral if the loan is collateralized, less costs to sell.

The following table provides information on impaired loans:

	As of and for the six months ended June 30, 2007	As of and for the twelve months ended December 31, 2006
	(Dollars in thousands)
Nonperforming impaired loans with specific reserves	$1,852	$329
Performing impaired loans without specific reserves	750	—

Total impaired loans	2,602	329
Allowance on impaired loans	(278)	(329)

Net recorded investment in impaired loans	$2,324	$—

Average total recorded investment in impaired loans	$12,774	$1,404

Interest income recognized on impaired loans on a cash basis	$1,618	$3

At June 30, 2007, the Company assessed its loan portfolio and through its migration analysis the Company has determined that three loans are deemed impaired in accordance with SFAS No. 114. The nonperforming impaired loans are two SBA loans with a 75% guarantee located in Denver, Colorado. The performing impaired loan is current and has never been delinquent. During the second quarter, two loan relationships which were deemed impaired totaling $20.5 million at March 31, 2007 were removed from that status as a result of a payoff and a note sale relating to these two loan relationships.

Allowance for Loan Losses

The Company’s allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in the Company’s markets and, in particular, the state of certain industries. Size and complexity of individual credits, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in its methodologies. As the Company adds new products, increases the complexity of the loan portfolio, and expands the geographic coverage, the Company will enhance the methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have significant impact to the loan loss calculation. The Company believes that its methodologies continue to be appropriate given its size and level of complexity.

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

Allowance for Specifically Identified Problem Loans. The specific allowance is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, the Company measures impairment based on the fair value adjusted for related selling costs of the collateral when it is determined that foreclosure is probable.

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

The following table sets forth the composition of the allowance for loan losses as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Specific (Impaired loans)	$278	$329
Formula (non-homogeneous)	17,540	16,621
Homogeneous	471	462

Total allowance for loan losses	$18,289	$17,412

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

	Six Months Ended June 30, 2007	Year Ended December 31, 2006	Six Months Ended June 30, 2006
	(Dollars in thousands)
Balances
Average total loans outstanding during the period (20)	$1,587,641	$1,356,169	$1,250,187

Total loans outstanding at end of period (20)	$1,632,449	$1,554,588	$1,322,215

Allowance for Loan Losses:
Balance at beginning of period	$17,412	$13,871	$13,871

Charge-offs:
Commercial Real Estate	—	258	258
Commercial	1,363	1,635	783
Consumer	92	333	126
SBA	84	473	35

Total charge-offs	1,539	2,699	1,202

Recoveries
Real estate	—	423	423
Commercial	14	44	34
Consumer	25	101	60
SBA	7	6	3

Total recoveries	46	574	520

Net loan charge-offs	1,493	2,125	682

Provision for loan losses	2,370	5,666	1,775

Balance at end of period	$18,289	$17,412	$14,964

Ratios:
Net loan charge-offs to average loans	0.09%	0.16%	0.05%
Provision for loan losses to average total loans	0.15	0.42	0.14
Allowance for loan losses to gross loans at end of period	1.12	1.12	1.13
Allowance for loan losses to total nonperforming loans	306	534	430
Net loan charge-offs to allowance for loan losses at end of period	8.16	12.20	4.56
Net loan charge-offs to provision for loan losses	63.00	37.50	38.42

(20)	Total loans are net of deferred loan fees and discount on SBA loans sold.

Based on a quarterly migration analysis which evaluates loan portfolio credit quality, allowance for loan losses grew to $18.3 million as of June 30, 2007 compared to $17.4 million at December 31, 2006. The Company recorded a provision of $1.1 million and $2.4 million for the three and six months ended June 30, 2007, respectively, compared to $1.5 million and $1.8 million for the same periods of 2006. For the six months ended June 30, 2007, the Company charged off $1.5 million and recovered $46,000 resulting in net loan charge-offs of $1.5 million compared to net loan charge-offs of $682,000 for the same period in 2006.

The increase in net loan charge-offs comparing the six months ended June 30, 2007 to the same period in 2006 was due to a larger than normal recovery in the first six months in 2006 and partly due to an increase in commercial loan charge-offs relating to our scoring-based express loan program, also known as Bank to Business (B2B) loan portfolio during the six months ended June 30, 2007. Total charge-offs for the B2B portfolio was

$799,000 for the six months ended June 30, 2007. The B2B loan portfolio totaled $34.3 million and the nonperforming loans totaled $448,000 or 7.5% of the total nonperforming loans at June 30, 2007. Management has taken corrective measures by tightening the scoring criteria on new loan origination going forward.

The allowance for loan losses remained unchanged at 1.12% of total gross loans at June 30, 2007 compared to December 31, 2006 and decreased by 1 basis point compared to June 30, 2006. The Company provides an allowance for new credits based on the migration analysis discussed previously.

Management believes the level of allowance as of June 30, 2007 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth during the period. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require increased provisions for loan losses in the future.

The ratio of the allowance for loan losses to total nonperforming loans decreased to 306% as of June 30, 2007 compared to 534% as of December 31, 2006. Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. Real estate is the principal collateral for the Company’s loans.

Deposits

An important balance sheet component affecting the Company’s net interest margin is its deposit base. The Company’s average interest bearing deposit cost increased to 4.68% for the six months ended June 30, 2007, compared to 4.28% for the same period in 2006. This increase is primarily due to the increases in short term rates set by the Federal Reserve Board, which caused the average rates paid on deposits and other liabilities to increase.

The Company can deter, to some extent, the rate sensitive customers who demand high cost certificates of deposit because of local market competition by using wholesale funding sources. As of June 30, 2007, the Company held brokered CD’s in the amount of $66.9 million. The Company also had time certificates of deposit with the State of California in the amount of $75.0 million as of both June 30, 2007 and December 31, 2006.

Deposits consist of the following:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$393,108	$388,163
Money market accounts and NOW	275,403	190,453
Savings	65,838	76,846

	734,349	655,462
Time deposits
Less than $100,000	102,582	91,830
$100,000 or more	748,421	682,107

Total	$1,585,352	$1,429,399

Total deposits increased $157.1 million or 11.0% to $1.59 billion at June 30, 2007 compared to $1.43 billion at December 31, 2006. This increase was the result of efforts to manage the Company’s balance sheet and to improve the performance of the earning assets and funding liabilities portfolios by adding $66.9 million of brokered time deposits during the six months with an average funding cost of 5.31%. These efforts included the use of other funding liabilities (e.g., FHLB borrowings) to manage the repricing period of the interest bearing liabilities and replace time deposits which were generally more expensive.

Time deposits by maturity dates are as follows at June 30, 2007:

	$100,000 or Greater	Less Than $100,000	Total
	(Dollars in thousands)
2007	$587,371	$67,322	$654,693
2008	153,557	34,521	188,078
2009	3,198	527	3,725
2010	2,103	99	2,202
2011 and thereafter	2,192	113	2,305

Total	$748,421	$102,582	$851,003

Information concerning the average balance and average rates paid on deposits by deposit type for the three and six months ended June 30, 2007 and 2006 is contained in the tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses FHLB advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowings were $132.7 million and $223.8 million at June 30, 2007 and December 31, 2006, respectively. This decrease is due to an increase in customer deposits relating to the Company’s promotion of money market accounts. Notes issued to the U.S. Treasury amounted to $389,000 as of June 30, 2007 compared to $675,000 as of December 31, 2006. The total borrowed amounts outstanding at June 30, 2007 and December 31, 2006 was $133.3 million and $229.5 million, respectively.

In addition, the long-term subordinated debentures of $18.6 million in pass-through trust preferred securities created another source of funding.

Contractual Obligations

The following table presents, as of June 30, 2007, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Remaining 6 months in 2007	2008	2009	2010	2011 and thereafter	Total
	(Dollars in thousands)
Debt obligations (21)	$80,156	$325	$343	$362	$70,034	$152,220
Deposits	667,512	198,200	11,469	7,596	6,561	891,338
Operating lease obligations	1,092	2,092	1,992	1,758	4,539	11,473

Total contractual obligations	$748,760	$200,617	$13,804	$9,716	$81,134	$1,054,031

(21)	Includes principal payments only

LIQUIDITY AND MARKET RISK/INTEREST RISK MANAGEMENT

Liquidity

Liquidity is the Company’s ability to maintain sufficient cash flow to meet deposit withdrawals and loan demands and to take advantage of investment opportunities as they arise. The Company’s principal sources of liquidity have been growth in deposits, proceeds from the maturity of securities, and repayments from loans.

As part of the Company’s asset liability management, the Company utilizes FHLB borrowings to supplement our deposit source of funds. Therefore, there could be fluctuations in these balances depending on the short-term liquidity and longer-term financing need of the Company. The Company’s primary sources of liquidity are derived from financing activities, which include customer and broker deposits, federal funds facilities, and advances from the Federal Home Loan Bank of San Francisco.

Because the Company’s primary sources and uses of funds are deposits and loans, the relationship between net loans and total deposits provides one measure of the Company’s liquidity. Typically, if the ratio is over 100%, the Company relies more on borrowings and repayments from the loan portfolio to provide liquidity. Alternative sources of funds such as FHLB advances and brokered deposits and other collateralized borrowings provide liquidity as needed from liability sources are an important part of the Company’s asset liability management strategy.

	At June 30, 2007	At December 31, 2006
Net loans	$1,614,160	$1,537,176
Deposits	1,585,352	1,429,399
Net loan to deposit ratio	101.8%	107.5%

As of June 30, 2007, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 6.9%, compared to 8.2% at December 31, 2006. Total available liquidity as of June 30, 2007 was $115.3 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available-for-sale securities. The Company’s net non-core fund dependence ratio was 48.1% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $190 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The net non-core fund dependence ratio was 37.4% assuming this $190 million is stable and core fund sources and certain portions of money market account as volatile. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by long-term assets. All of the ratios were in compliance with internal guidelines as of and for six months ended June 30, 2007. The Company is looking toward the growth of deposits to meet its liquidity needs in the future.

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

The Company’s overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and economic value of equity. Economic value of equity is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the bank simulates the effect of instantaneous interest rate changes on net interest income and economic value of equity on a quarterly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of June 30, 2007 and March 31, 2007, assuming a parallel shift of 100 to 300 basis points in both directions.

	Net Interest Income(22)		Economic Value of Equity (EVE)(23)
Change (In Basis Points)	June 30, 2007 % Change	March 31, 2007 % Change	June 30, 2007 % Change	March 31, 2007 % Change
+300	10.41%	12.91%	-27.81%	-25.37%
+200	7.00%	8.67%	-18.38%	-16.88%
+100	3.57%	4.39%	-9.19%	-8.41%
Level
-100	-3.09%	-4.01%	8.16%	7.95%
-200	-6.44%	-8.47%	14.25%	14.13%
-300	-11.00%	-13.53%	18.50%	18.89%

(22)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios

(23)	The percentage change represents economic value of equity of the Bank in a stable interest rate environment versus economic value of equity in the various rate scenarios

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at June 30, 2007 and March 31, 2007. At June 30, 2007 and December 31, 2006, our estimated changes in net interest income and economic value of equity were within the ranges established by the Board of Directors.

The primary analytical tool used by the Company to gauge interest rate sensitivity is a simulation model used by many community banks, which is based upon the actual maturity and repricing characteristics of interest-rate-sensitive assets and liabilities. The model attempts to forecast changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. As an enhancement to the primary simulation model, other factors are incorporated into the model, including prepayment assumptions and market rates of interest provided by independent broker/dealer quotations, an independent pricing model, and other available public information. The model also factors in projections of anticipated activity levels of the Company’s product lines. Management believes that the assumptions it uses to evaluate the vulnerability of the Company’s operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company’s assets and liabilities and the estimated effects of changes in interest rates on the Company’s net interest income and EVE could vary substantially if different assumptions were used or if actual experience were to differ from the historical experience on which they are based. The increase in fixed rate loans as a percentage of the total loan portfolio from March 31, 2007 at 51% to June 30, 2007 at 55% had the most significant impact on the change in EVE.

CAPITAL RESOURCES

Shareholders’ equity as of June 30, 2007 was $153.0 million, compared to $140.7 million as of December 31, 2006. The primary sources of increases in capital have been retained earnings and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company is financially sound and able to support its growth from its retained earnings.

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose total risk-based capital ratio, Tier I risk-based capital ratio, and Tier I leverage ratio meet or exceed 10%, 6%, and 5%, respectively, are deemed to be “well-capitalized.” As of June 30, 2007 all of the Company’s capital ratios were above the minimum regulatory requirements for a “well-capitalized” institution.

The following table compares the Company’s and Bank’s actual capital ratios at June 30, 2007, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	10.96%	10.70%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	9.85%	9.59%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	9.03%	8.80%	4.00%	5.00%

Stock Repurchase Activities

As of June 30, 2007, the Company purchased 10,054 shares for $171,000 at approximately $17.03 per share. These shares have been retired. Repurchase program activity for the second quarter of 2007 is disclosed in Part II, Item 2 of this Form 10-Q.

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

Management previously disclosed a material weakness in internal control over financial reporting in its quarterly report on Form 10-Q, filed on April 27, 2007 for the quarter ended March 31, 2007, relating to our internal controls over the accuracy of the general ledger balance and subsidiary ledger being certified by each department and reviewed by the accounting department.

An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on the evaluation, our CEO and CFO have concluded that the previously identified deficiency in internal control over financial reporting could cause our disclosure controls and procedures to be not fully effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the remediation of the material weakness described below.

To remediate this material weakness, management implemented an additional review process by having independent departments review the certifications for branches and departments prior to the review by the accounting department. In addition, the Company’s internal audit department will audit the certification process on a quarterly basis. As a result of these actions, management of the Company anticipates this material weakness will be remediated by the end of the third quarter of 2007.

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

KEIC Claims—In March 2003, the Bank was served with a complaint filed by Korea Export Insurance Corporation (“KEIC”) in Orange County, California Superior Court, entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. KEIC seeks to recover alleged losses from a number of parties involved in international trade transactions that gave rise to bills of exchange financed by various Korean Banks but not ultimately paid. KEIC is seeking to recover damages of approximately $56 million from the Bank based on a claim that, in its capacity as a presenting bank for these bills of exchange, the Bank acted negligently in presenting and otherwise handling trade documents for collection.

Korean Bank Claims—In July 2006 the Bank was served with cross-claims from a number of Korean banks who are also third party defendants in the KEIC action. The Korean banks are Citibank Korea, Inc. (formerly known as KorAm Bank), Industrial Bank of Korea, Kookmin Bank, Korea Exchange Bank and Hana Bank (hereinafter the Korean Banks). The Korean Banks allege, in both suits, various claims for breach of contract, negligence, negligent misrepresentation and breach of fiduciary duty in the handling of similar but a different set of documents against acceptance transactions that occurred in the years 2000 and 2001. The total amount of the Korean Bank claims is approximately $46.1 million plus interest and punitive damages. These claims are in addition to KEIC’s claims against the Bank in the approximate amount of $56 million originally filed in March 2003.

Status of the Consolidated Action—The claims brought by KEIC and the Korean Banks, which total approximately $100 million, have been consolidated into a single action. The consolidated action was recently remanded back from the federal to the state court. In November 2005, the Orange County Superior Court had dismissed all claims of KEIC against the Bank in the state court on the grounds that federal courts have exclusive jurisdiction over the claims. In December 2006, the court of appeals reversed the earlier decision by the state court and remanded the case back to the state court. Back in the state court, several parties filed preemptory challenges to the reassignment of a judge for this action. One of the parties filed a petition for a writ of mandate for a review of the latest judge assignment order dated June 26, 2007. A status conference is scheduled for September 17, 2007. No trial date has been set.

If the outcome of this litigation is adverse and the Bank is required to pay significant monetary damages, the Company’s financial condition and results of operations are likely to be materially and adversely affected. Although the Bank believes that it has meritorious defenses and intends to vigorously defend these lawsuits, management cannot predict the outcome of this litigation.

Item 1A:	RISK FACTORS

No material changes identified

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchase

The following table provides information concerning the Company’s repurchase of its Common Stock during the second quarter of 2007:

June
Total shares purchased	10,054
Average per share price	$17.03
Number of shares purchased as part of publicly announced plan or program	10,054
Maximum approximate dollar value of shares that may yet be purchased under the plan or program (22)	$9,829,000

(22)

On May 24, 2007, the Company announced a $10 million stock buyback, under which up to $10 million of the Company’s issued and outstanding common shares in the open market can be repurchased for a period of twelve months ending in May 2008. No shares were repurchased in May 2007.

Item 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on May 23, 2007. A total of 13,614,337 shares were represented in person or by proxy at the meeting, constituting 81.8% of the 16,638,201 shares of the issued and outstanding shares entitled to vote at the meeting. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to the Board of Directors’ nominees for directors as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of shareholders. The directors noted below were elected to two-year terms. The votes tabulated were:

	Authority Given	Authority Withheld
David Z. Hong	11,794,589	1,819,948
Chang Hwi Kim	11,832,877	1,781,660
Sang Hoon Kim	11,832,677	1,781,860
Jae Whan Yoo	11,832,677	1,781,860

In addition, the terms of the following directors continued after the shareholders’ meeting: Jin Chul Jhung, Peter Y.S. Kim and Chung Hyun Lee.

The ratification of the appointment of Grant Thornton, LLP as our independent registered public accounting firm for 2007 was approved at the 2007 annual meeting of shareholders by the following vote:

For	Against	Abstain	Broker Non-Votes
13,597,082	3,502	13,953	0

Item 5:	OTHER INFORMATION

Not applicable

Item 6:	EXHIBITS

Exhibit No.	Description

2.1	Plan of Reorganization and Agreement of Merger dated June 7, 2002 among California Center Bank, Center Financial Corporation and CCB Merger Company[1]

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Amendment to the Articles of Incorporation of Center Financial Corporation[2]

3.3	Amended and Restated Bylaws of Center Financial Corporation[3]

10.1	Employment Agreement between Center Financial Corporation and Jae Whan Yoo effective January 16, 2007[4]

10.2	2006 Stock Incentive Plan, as Amended and Restated June 13, 2007 (filed herewith)

10.3	Lease for Corporate Headquarters Office[1]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[5]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[5]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[5]

10.7	Deferred compensation plan and list of participants[6]

10.8	Split dollar plan and list of participants[6]

10.9	Survivor income plan and list of participants[6]

10.10	Resignation Agreement for Seon Hong Kim[7]

10.11	Waiver and Release Agreement for James Hong (filed herewith)

11	Statement of Computation of Per Share Earnings (included in Note 8 to Interim Consolidated Financial Statements included herein.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[1]

Filed as an Exhibit of the same number to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the “Commission”) on June 14, 2002 and incorporated herein by reference

[2]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference

[3]	Filed as an Exhibit 3.2 to the Form 8-K filed with the Commission on May 12, 2006 and incorporated herein by reference

[4]	Filed as an Exhibit 10.1 to the Form 8-K filed with the Commission on February 1, 2007 and incorporated herein by reference

[5]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference

[6]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference

[7]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2007 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: July 25, 2007	By:	/s/ JAE WHAN YOO
Center Financial Corporation Jae Whan Yoo President & Chief Executive Officer

Date: July 25, 2007	By:	/s/ LONNY D. ROBINSON
Center Financial Corporation Lonny D. Robinson Executive Vice President & Chief Financial Officer