Form 10-Q
period 2007-09-30
CENTER FINANCIAL CORP
filed 2007-10-25
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 23, 2007, there were 16,730,407 outstanding shares of the issuer’s Common Stock with no par value.

PART I—FINANCIAL INFORMATION

Item 1:	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	9/30/2007	12/31/2006
	(Dollars in thousands)
ASSETS
Cash and due from banks	$64,070	$71,504
Federal funds sold	6,470	—
Money market funds and interest-bearing deposits in other banks	2,233	1,872

Cash and cash equivalents	72,773	73,376
Securities available for sale, at fair value	132,162	148,913
Securities held to maturity, at amortized cost (fair value of $10,295 as of September 30, 2007 and $10,571 as of December 31, 2006)	10,373	10,591
Federal Home Loan Bank and Pacific Coast Bankers Bank stock, at cost	13,437	11,065
Loans, net of allowance for loan losses of $19,619 as of September 30, 2007 and $17,412 as of December 31, 2006	1,681,650	1,518,666
Loans held for sale, at the lower of cost or market	36,621	18,510
Premises and equipment, net	13,407	13,322
Customers’ liability on acceptances	3,748	4,871
Accrued interest receivable	9,336	8,574
Deferred income taxes, net	11,318	11,723
Investments in affordable housing partnerships	6,150	6,878
Cash surrender value of life insurance	11,482	11,183
Goodwill	1,253	1,253
Intangible assets, net	280	320
Other assets	3,453	4,067

Total Assets	$2,007,443	$1,843,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$361,137	$388,163
Interest-bearing	1,159,132	1,041,236

Total deposits	1,520,269	1,429,399
Acceptances outstanding	3,748	4,871
Accrued interest payable	11,927	11,458
Other borrowed funds	285,324	229,490
Trust preferred securities	18,557	18,557
Accrued expenses and other liabilities	8,771	8,803

Total liabilities	1,848,596	1,702,578
Commitments and Contingencies	—	—
Shareholders’ Equity
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,730,407 (including 8,700 shares of unvested restricted stock) as of September 30, 2007 and 16,632,601 as of December 31, 2006	71,088	69,172
Retained earnings	87,471	71,777
Accumulated other comprehensive income (loss), net of tax	288	(215)

Total shareholders’ equity	158,847	140,734

Total Liabilities and Shareholders’ Equity	$2,007,443	$1,843,312

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$34,781	$29,906	$100,252	$81,961
Interest on federal funds sold	67	88	180	1,506
Interest on taxable investment securities	1,595	1,757	4,771	6,001
Interest on tax-advantaged investment securities	125	144	387	393
Dividends on equity stock	151	107	506	265
Money market funds and interest-earning deposits	16	119	48	232

Total interest and dividend income	36,735	32,121	106,144	90,358

Interest Expense:
Interest on deposits	14,767	11,843	39,775	35,187
Interest on borrowed funds	2,258	1,499	8,120	1,780
Interest expense on trust preferred securities	378	383	1,120	1,076

Total interest expense	17,403	13,725	49,015	38,043

Net interest income before provision for loan losses	19,332	18,396	57,129	52,315
Provision for loan losses	2,000	2,494	4,370	4,269

Net interest income after provision for loan losses	17,332	15,902	52,759	48,046
Noninterest Income:
Customer service fees	1,676	2,019	5,215	6,233
Fee income from trade finance transactions	615	849	2,046	2,599
Wire transfer fees	206	221	643	674
Gain on sale of loans	—	819	618	2,616
Gain on sale of equipment	—	—	12	—
Loan service fees	409	480	1,398	1,448
Insurance settlement—legal fees	—	—	—	2,520
Other income	477	520	1,596	1,532

Total noninterest income	3,383	4,908	11,528	17,622

Noninterest Expense:
Salaries and employee benefits	6,342	5,632	19,220	17,142
Occupancy	1,079	957	3,022	2,736
Furniture, fixtures, and equipment	575	487	1,539	1,456
Data processing	530	539	1,567	1,622
Professional service fees	359	704	2,449	3,118
Business promotion and advertising	480	552	1,549	1,888
Stationery and supplies	137	179	408	505
Telecommunications	160	169	442	507
Postage and courier service	185	212	565	548
Security service	268	247	779	749
Loss on sale of investment securities	—	115	—	115
(Gain) loss on interest rate swaps	—	(57)	—	26
Other operating expenses	1,332	1,043	3,574	3,124

Total noninterest expense	11,447	10,779	35,114	33,536

Income before income tax provision	9,268	10,031	29,173	32,132
Income tax provision	3,570	3,671	11,136	12,324

Net income	5,698	6,360	18,037	19,808
Other comprehensive income—unrealized gain on available-for-sale securities, net of income tax expense of $(345), $(633), $(365) and $(336)	476	872	503	463

Comprehensive income	$6,174	$7,232	$18,540	$20,271

EARNINGS PER SHARE:
Basic	$0.34	$0.38	$1.08	$1.20

Diluted	$0.34	$0.38	$1.07	$1.19

Weighted average shares outstanding—basic	16,720,539	16,564,111	16,689,622	16,503,416

Weighted average shares outstanding—diluted	16,785,290	16,681,811	16,785,126	16,648,779

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	9/30/2007	9/30/2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$18,037	$19,808
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation expenses related to stock options and restricted stocks	862	532
Depreciation and amortization	2,016	1,804
Amortization of deferred fees	(1,550)	(1,109)
Mark to market adjustments on interest rate swaps	—	229
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	50	(221)
Provision for loan losses	4,370	4,269
Net (gain) loss on sale of premises and equipment	(9)	125
Net loss on sale of securities available for sale	—	115
Net originations of SBA loans held for sale	(25,608)	(53,783)
Gain on sale of loans	(618)	(2,616)
Proceeds from sale of loans	21,680	49,410
Deferred tax provision (benefit)	39	(698)
Federal Home Loan Bank stock dividend	(496)	(217)
Increase in accrued interest receivable	(762)	(1,533)
Net increase in cash surrender value of life insurance policy	(299)	(282)
Decrease (increase) in other assets and servicing assets	1,523	(6,353)
Increase in accrued interest payable	469	2,120
(Decrease) increase in accrued expenses and other liabilities	(1,331)	2,595

Net cash provided by operating activities	18,373	14,195

Cash flows from investing activities:
Purchase of securities available for sale	(34,656)	(7,605)
Proceeds from principal repayment, matured, or called securities available for sale	52,240	68,886
Proceeds from sale of securities available for sale	—	13,920
Purchase of securities held to maturity	(1,382)	(518)
Proceeds from matured, called or principal repayment on securities held to maturity	1,586	2,187
Purchase of Federal Home Loan Bank and other equity stock	(1,876)	(3,194)
Payments from net swap settlement	—	(256)
Net increase in loans	(179,265)	(238,122)
Proceeds from recoveries of loans previously charged-off	80	540
Purchases of premises and equipment	(1,492)	(1,234)
Proceeds from disposal of equipment	12	252
Net increase in investments in affordable housing partnerships	186	—

Net cash used in investing activities	(164,567)	(165,144)

Cash flows from financing activities:
Net increase (decrease) in deposits	90,871	(65,058)
Net increase in other borrowed funds	55,834	153,015
Proceeds from stock options exercised	1,225	2,202
Tax benefit in excess of recognized cumulative compensation costs	—	523
Payment of cash dividend	(2,168)	(1,974)
Purchases of common stock	(171)	—

Net cash provided by financing activities	145,591	88,708

Net decrease in cash and cash equivalents	(603)	(62,241)
Cash and cash equivalents, beginning of the year	73,376	143,376

Cash and cash equivalents, end of the period	$72,773	$81,135

Supplemental disclosure of cash flow information:
Interest paid	$48,546	$35,923
Income taxes paid	$10,408	$17,040

Supplemental schedule of noncash investing, operating, and financing activities:
Cash dividend accrual	$840	$664

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

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters are located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank provides comprehensive financial services for small to medium sized business owners, primarily in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is Southern California including Los Angeles, Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has 17 full-service branch offices, 15 of which are located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all California branches as de novo branches. On April 26, 2004, the Company completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch, the Bank’s first out-of-state branch, with a focus on the Korean-American market in Chicago. The Company assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Company opened two new branches in Irvine, California and Seattle, Washington in 2005. The Bank also operates seven Loan Production Offices (“LPOs”) in Seattle, Denver, Washington D.C., Las Vegas, Atlanta, Dallas and Northern California.

CB Capital Trust, a Maryland real estate investment trust (“REIT”) which is a consolidated subsidiary of the Bank, was formed in August 2002 for the primary business purpose of investing in the Bank’s real-estate related assets, and enhancing and strengthening the Bank’s capital position and earnings primarily through tax advantaged income from such assets. On December 31, 2003, the California Franchise Tax Board issued an opinion listing bank-owned REITs as potentially abusive tax shelters subject to possible penalties, and stating that REIT consent dividends are not deductible for California state income tax purposes. In view of this opinion, it appears that the REIT will not be able to fulfill its original intended purposes, and management is in the process of dissolving the entity. We anticipate that the dissolution will be completed in the fourth quarter of 2007.

In December 2003, the Company formed a wholly owned subsidiary, Center Capital Trust I, a Delaware statutory business trust, for the exclusive purpose of issuing and selling trust preferred securities.

Center Financial’s principal source of income is currently dividends from the Bank. The expenses of Center Financial, including investor relations, legal and accounting and Nasdaq listing fees, have been and will generally be paid from dividends paid to Center Financial by the Bank.

Acquisition

On September 18, 2007, the Company entered into a definitive agreement to acquire First Intercontinental Bank (“FICB”), a Georgia State chartered commercial bank with assets of approximately $232 million as of June 30, 2007, for an aggregate purchase price of approximately $65.2 million. Under the agreement, the Company will acquire all outstanding shares of FICB for consideration consisting of 60% cash and 40% in the

Company’s common stock. FICB shareholders may elect to receive cash, stock or a combination of both. Included in the total purchase price, the Company will pay approximately $3.6 million related to the outstanding stock options of FICB.

Under the agreement, FICB will be merged into a newly formed Georgia state-chartered banking subsidiary of the Company that will operate under the First Intercontinental Bank name. The Company will become a multi-bank holding company with the Bank and FICB as its two wholly-owned banking subsidiaries.

The closing of the transaction is subject to the approvals of the Federal Reserve Board, the Federal Deposit Insurance Corporation (“FDIC”) and the Georgia Department of Banking and Finance, as well as the approval of FICB’s shareholders. The acquisition is expected to close in the first quarter of 2008.

Organized in 2000, FICB is a Georgia state-chartered commercial bank headquartered in Doraville, Georgia, a commercial business center of Atlanta’s Asian community. FICB currently operates four full-service branches, one located in Doraville, two in Duluth and one in Suwannee, all in Georgia, targeting the Korean-American and other ethnic communities in the greater Atlanta metropolitan area.

2. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Center Financial, the Bank, and CB Capital Trust. Center Capital Trust I is not consolidated as disclosed in Note 7.

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in Company’s annual report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

Reclassifications

Reclassifications have been made to the prior year financial statements to conform to the current presentation.

3. SIGNIFICANT ACCOUNTING POLICIES

Accounting policies are fully described in Note 2 to the consolidated financial statements in Center Financial’s Annual Report on Form 10-K for the year ended December 31, 2006 and there have been no material changes noted. The consolidated statement of shareholders’ equity and comprehensive income is omitted as there were no significant changes in shareholders’ equity and comprehensive income during nine months ended September 30, 2007.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement also resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to

Beneficial Interests in Securitized Financial Assets. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in case in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has adopted SFAS No. 155 and the adoption has had no impact on the consolidated financial statements or results of operations of the Company.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract if a) a transfer of the servicer’s assets meets the requirements for sale accounting, b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities, and c) an acquisition or assumption of an obligation to service a financial asset does not relate to financial assets of the servicer or its consolidated affiliates. Further, SFAS No. 156 requires all separately recognized servicing asset and liabilities to be initially measured at fair value, if practicable. SFAS No. 156 must be adopted as of the first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 156 and the adoption has had no material impact on the consolidated financial statements or results of operations of the Company.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, that clarifies the accounting for uncertainties in incomes taxes recognized in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Companies are required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position (assuming the taxing authority has full knowledge of all relevant facts). If the tax position meets the more likely than not criteria, the position is to be measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement with the taxing authorities. The Company adopted FIN 48 and the adoption has had no material impact on the consolidated financial statements or results of operations of the Company.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing whether fair value accounting is appropriate for items and currently cannot estimate the impact, if any, on the consolidated financial statements or results of operations of the Company.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial and experience gains and losses and the prior service costs and credits. The recognition provisions of the SFAS No. 158 are effective for public entities for fiscal years ending after December 15, 2006 and for nonpublic entities for fiscal years ending after June 15, 2007. The measurement date provisions are effective for fiscal years ending after December 15, 2008. The Company is currently assessing the impact and currently cannot estimate the impact, if any, on the consolidated financial statements or results of operations of the Company.

In September 2006, EITF Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance was issued. The Task Force reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The Task Force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Furthermore, the Task Force reached a consensus that the cash surrender value should not be discounted when contractual limitations on the ability to surrender a policy exist if the policy continues to operate under its normal terms (continues to earn interest) during the restriction period. The consensus is effective for fiscal years beginning after December 15, 2006. The Company has adopted EITF Issue No. 06-5 as of January 1, 2007 and the adoption has had no material impact on the consolidated financial statements or results of operations of the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value. The SFAS No. 159 applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted subject to certain conditions including the adoption of SFAS No. 157 at the same time. The Company will adopt SFAS No. 159 on January 1, 2008. The Company is currently assessing whether fair value accounting is appropriate for any of its eligible items and currently cannot estimate the impact, if any, on the consolidated financial statements or results of operations of the Company.

5. STOCK-BASED COMPENSATION

The Company has a Stock Incentive Plan which was adopted by the Board of Directors in April 2006, approved by the shareholders in May 2006, and amended by the Board in June 2007 (the “2006 Plan”). The 2006 Plan provides for the granting of incentive stock options to officers and employees, and non-qualified stock options and restricted stock awards to employees (including officers) and non-employee directors. The 2006 Plan replaced the Company’s former stock option plan (the “1996 Plan”) which expired in February 2006, and all options under the 1996 Plan which were outstanding on April 12, 2006 were transferred to and made part of the 2006 Plan. The option prices of all options granted under the 2006 Plan (including options transferred from the 1996 Plan) must be not less than 100% of the fair market value at the date of grant. All options granted generally vest at the rate of 20% per year except that the options granted to the CEO and to the non-employee directors vest at the rate of 33 1/3% per year. All options not exercised generally expire ten years after the date of grant.

The Company accounts for stock-based compensation in accordance with SFAS No. 123R since its adoption effective January 1, 2006. The Company’s pre-tax compensation expense for stock-based employee compensation was $389,000 and $862,000 ($306,000 and $687,000 after tax effect of non-qualified stock options) for the three and nine months ended September 30, 2007, respectively. Calculations of compensation expense utilized the assumptions noted below. This expense is the result of vesting of portions of previously granted stock options and those awarded during the three and nine months ended September 30, 2007.

The Company granted 63,000 and 670,000 options with a weighted average grant-date fair value of $4.45 and $6.93 for the three and nine months ended September 30, 2007, respectively. The Company granted 68,000 options with a weighted average grant-date fair value of $8.91 for both the three and nine months ended September 30, 2006.

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

	Nine Months Ended 9/30/2007	Nine Months Ended 9/30/2006
Risk-free interest rate	2.05% – 5.07%	2.05% – 6.21%
Expected life	3 – 6.5 years	3 – 6.5 years
Expected volatility	32% – 36%	32% – 34%
Expected dividend yield	0.00% – 1.29%	0.00% – 1.05%
Weighted average grant-date fair value	$6.93	$8.91

These assumptions were utilized in the calculation of the compensation expense noted above. This expense is the result of previously granted stock options and those awarded during the three and nine months ended September 30, 2007.

A summary of the Company’s stock option activity and related information for the three and nine months ended September 30, 2007 and 2006 is set forth in the following table:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2007	2,148,752	908,931	$17.15
Options granted	(63,000)	63,000	15.24
Options forfeited	15,900	(15,900)	15.11
Options exercised	—	(12,960)	8.65

Balance at September 30, 2007	2,101,652	943,071	17.17

Balance at June 30, 2006	2,713,442	541,249	$14.44
Net options granted authorized under new plan	—	—	—
Options granted	(68,000)	68,000	23.56
Options forfeited	5,000	(5,000)	13.42
Options exercised	—	(102,000)	15.73

Balance at September 30, 2006	2,650,442	502,249	18.62

Balance at December 31, 2006	2,670,290	473,593	$15.33
Options granted	(670,000)	670,000	18.09
Options forfeited	101,362	(101,362)	19.85
Options exercised	—	(99,160)	12.42

Balance at September 30, 2007	2,101,652	943,071	17.17

Balance at December 31, 2005	936,389	638,804	$13.38
Net options granted authorized under new plan	1,762,250	—	—
Options granted	(68,000)	68,000	23.56
Options forfeited	19,803	(19,803)	9.93
Options exercised	—	(184,752)	11.92

Balance at September 30, 2006	2,650,442	502,249	18.62

Options outstanding as of September 30, 2007 have been segregated into three ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
	Options Outstanding as of 9/30/2007	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Options Exercisable as of 9/30/2007	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
Range of Exercise Prices
$2.23 – $ 7.99	69,771	4.15	$4.99	67,611	4.11	$4.96
$8.00 – $20.00	619,300	9.08	16.21	59,500	6.35	13.12
$20.01 – $25.10	254,000	8.97	22.86	27,500	8.26	23.82

	943,071	8.69	17.17	154,611	5.71	11.46

Aggregate intrinsic value of options outstanding and options exercisable at September 30, 2007 was $727,000 and $663,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $13.91 as of September 28, 2007, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was approximately $83,000 and $915,000 for the three months ended September 30, 2007 and 2006, respectively, and $557,000 and $2.3 million for the nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, the Company had approximately $4.7 million of unrecognized compensation costs related to non-vested options. The Company expects to recognize these costs over a weighted average period of 3.78 years.

Restricted stock activity under the 2006 Plan as of September 30, 2007, and changes during the three and nine months period ended September 30, 2007 are as follows:

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Number of Shares	Weighted- Average Grant-Date Fair Value per Share	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Restricted Stock:
Nonvested, beginning of period	9,700	$17.00	—	$—
Granted	—	17.00	9,700	17.00
Vested	—	—	—	—
Cancelled and forfeited	(1,000)	17.00	(1,000)	17.00

Nonvested, at end of period	8,700	17.00	8,700	17.00

The Company recorded compensation cost of $7,000 and $10,000 related to the restricted stock granted under the 2006 Plan for the three and nine months ended September 30, 2007, respectively.

6. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank and the Treasury, Tax, and Loan Investment Program. Other borrowed funds totaled $285.3 million and $229.5 million at September 30, 2007 and December 31, 2006, respectively. Interest expense on other borrowed funds was $8.0 million and $1.8 million for the nine months ended September 30, 2007 and 2006, respectively, reflecting average interest rates of 5.20% and 5.25%, respectively.

As of September 30, 2007, the Company had outstanding borrowings of $284.6 million from the Federal Home Loan Bank of San Francisco, or FHLB, with note terms from less than 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of the notes. Borrowings of $145 million contain features that allow the FHLB to require repayment of the borrowings in as early as 1 year (September of 2008). Under the FHLB borrowing agreement, the Company has pledged under a blanket lien all qualifying commercial and residential loans as collateral with a total carrying value of $512.3 million at September 30, 2007 as compared to $411.6 million at September 30, 2006. Total interest expense on the notes was $8.0 million and $1.7 million for the nine months ended September 30, 2007 and 2006, respectively, reflecting average interest rates of 5.20% and 5.18%, respectively.

Subject to the right of the FHLB to require earlier repayment of $145 million in borrowings, FHLB advances outstanding as of September 30, 2007 mature as follows:

(Dollars in thousands)
2007	$112,105
2008	25,325
2009	343
2010	361
2011 and thereafter	146,477

$284,611

Borrowings obtained from the Treasury Tax and Loan Investment Program mature within a month from the transaction date. Under the program the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and mortgage-backed securities or some combination thereof with a total carrying value of $2.6 million at September 30, 2007, as collateral to participate in the program. The total borrowed amount under the program, outstanding at September 30, 2007 and December 31, 2006 was $642,000 and $675,000, respectively. These borrowings reflect interest rates of 4.59% and 5.04% as of September 30, 2007 and December 31, 2006, respectively.

7. LONG-TERM SUBORDINATED DEBENTURES

Center Capital Trust I is a Delaware business trust formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. During the fourth quarter of 2003, Center Capital Trust I issued 18,000 Capital Trust Preferred Securities (“TP Securities”), with liquidation value of $1,000 per security, for gross proceeds of $18,000,000. The entire proceeds of the issuance were invested by Center Capital Trust I in $18,000,000 of Junior Long-term Subordinated Debentures (the “Subordinated Debentures”) issued by the Company, with identical maturity, repricing and payment terms as the TP Securities. The Subordinated Debentures represent the sole assets of Center Capital Trust I. The Subordinated Debentures mature on January 7, 2034, with interest based on 3-month LIBOR plus 2.85% (8.21% at September 30, 2007), with repricing and payments due quarterly in arrears on January 7, April 7, July 7, and October 7 of each year commencing April 7, 2004. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any January 7, April 7, July 7, and October 7 on or after April 7, 2009 at the Redemption Price. Redemption Price means 100% of the principal amount of Subordinated Debentures being redeemed plus accrued and unpaid interest on such Subordinated Debentures to the Redemption Date, or in case of redemption due to the occurrence of a Special Event, to the Special Redemption Date if such Redemption Date is on or after April 7, 2009. The TP Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on January 7, 2034.

Holders of the TP Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at a current rate per annum of 8.21%. The interest rate, defined as per annum rate of interest, resets quarterly, equal to 3-month LIBOR immediately preceding each interest payment date (January 7, April 7, July 7, and October 7 of each year) plus 2.85%. The distributions on the TP Securities are treated as interest expense in the consolidated statements of operations. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TP Securities issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TP Securities.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill. As of September 30, 2007, trust preferred securities comprised 10.3% of the Company’s Tier I capital.

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

8. EARNINGS PER SHARE

The actual number of shares outstanding at September 30, 2007 was 16,730,407. Basic earnings per share are calculated on the basis of weighted average number of shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Diluted earnings per share do not include all potentially dilutive shares that may result from outstanding stock options and restricted stock awards that may eventually vest.

The following table sets forth the Company’s earnings per share calculation for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007			2006
	(Dollars in thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts

Basic earnings per share	$5,698	16,721	$0.34	$6,360	16,564	$0.38
Effect of dilutive securities:
Stock options and restricted stock	—	64	—	—	118	—

Diluted earnings per share	$5,698	16,785	$0.34	$6,360	16,682	$0.38

	Nine Months Ended September 30,
	2007			2006
	(Dollars in thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts

Basic earnings per share	$18,037	16,690	$1.08	$19,808	16,503	$1.20
Effect of dilutive securities:
Stock options and restricted stock	—	95	(0.01)	—	146	(0.01)

Diluted earnings per share	$18,037	16,785	$1.07	$19,808	16,649	$1.19

The number of common shares underlying stock options and shares of restricted stock which were outstanding but not included in the calculation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 729,000 and 730,000 shares for the three and nine months ended September 30, 2007, respectively, and 54,500 shares for both the three and nine months ended September 30, 2006.

On May 24, 2007, the Company announced a $10 million stock buyback program. As of September 30, 2007, the Company purchased 10,054 shares for $171,000 at approximately $17.03 per share. These shares have been retired.

9. CASH DIVIDENDS

On September 12, 2007, the Board of Directors declared a quarterly cash dividend of $0.05 per share. This cash dividend was paid on October 10, 2007 to shareholders of record as of September 26, 2007.

10. GOODWILL AND INTANGIBLES

In April 2004, the Company purchased the Chicago branch of Korea Exchange Bank and recorded goodwill of $1.3 million and a core deposit intangible of $462,000. The Company amortizes premiums on acquired deposits using the straight-line method over 5 to 9 years. Accumulated amortization was approximately $182,000 and $142,000 as of September 30, 2007 and December 31, 2006, respectively. Core deposit intangible, net of amortization, was approximately $280,000 and $320,000 at September 30, 2007 and December 31, 2006, respectively. Estimated amortization expense, for the five succeeding fiscal years and thereafter, is as follows:

(Dollars in thousands)
2007 (remaining three months)	$14
2008	53
2009	53
2010	53
2011	53
Thereafter	54

$280

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at September 30, 2007 and December 31, 2006 follows:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Loans	$232,182	$265,989
Standby letters of credit	9,475	12,222
Performance bonds	177	217
Commercial letters of credit	29,590	28,181

	$271,424	$306,609

Accrued liability for off-balance sheet risk	$283	$357

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

12. DERIVATIVE FINANCIAL INSTRUMENTS

As of September 30, 2007 and December 31, 2006, the Company had no interest rate swap agreements in place. The Company’s only remaining interest rate swap matured in August 2006, which had a total notional amount of $25 million. Under the swap agreement, the Company received a fixed rate and paid a variable rate based on Wall Street Journal published Prime Rate.

Losses on interest rate swaps, recorded in noninterest expense, consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Net swap settlement payments	$—	$62	$—	$255
Increase in market value	—	(119)	—	(229)

Net change in market value	$—	$(57)	$—	$26

13. NON-RECURRING ITEMS

On June 21, 2006, the Bank entered into a settlement with one of its insurance carriers, BancInsure, pursuant to which BancInsure paid $3.75 million to settle its past and future obligations for legal fees under its insurance policies concerning the KEIC litigation. At that time, $1.0 million of the settlement was designated for future litigation costs as of September 30, 2006 with $2.75 million utilized as an immediate recovery of past legal costs. The Bank has fully utilized the reserve for these litigation costs during 2006 and 2007. The Bank utilized the remaining reserve of approximately $469,000 during the first half of 2007.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition as of and for the three and nine months ended September 30, 2007 and 2006. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 and with the unaudited consolidated financial statements and notes as set forth in this report.

FORWARD-LOOKING STATEMENTS

Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are forward looking statements. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. Risks and uncertainties include, but not limited to, possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuers of such securities suffer financial losses; increased competition among depository institutions; successful completion of planned acquisitions and effective integration of the acquired entities; the economic and regulatory effects of the continuing war on terrorism and other events of war, including the wars in Iraq and Afghanistan; the effect of natural disasters, including earthquakes and hurricanes; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, see “Interest Rate Risk Management” and “Liquidity and Capital Resources” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the year ended December 31, 2006, as supplemented by the information contained in this report.

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

Investment Securities

Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas with respect to available-for-sale securities, they are recorded as a separate component of shareholders’ equity (accumulated comprehensive other income or loss) and do not affect earnings until realized. The fair values of the Company’s investment securities are generally determined by reference to quoted market prices and reliable independent sources. The Company is obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to the Company’s investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. The Company has not identified any investment securities that were deemed to be “other-than-temporarily” impaired as of September 30, 2007 or December 31, 2006.

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

Allowance for Loan Losses

The Company’s allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in the Company’s markets and, in particular, the state of certain industries. Size and complexity of individual credits, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in its methodologies. As the Company adds new products, increases the complexity of the loan portfolio, and expands the geographic coverage, the Company will enhance the methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have significant impact to the loan loss calculation. The Company believes that its methodologies continue to be appropriate given its size and level of complexity. Detailed information concerning the Company’s loan loss methodology is contained in “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition Analysis—Allowance for Loan Losses.”

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

SUMMARY OF FINANCIAL DATA

Executive Overview

Consolidated net income for the third quarter of 2007 decreased by $663,000 to $5.7 million, or $0.34 per diluted share compared to $6.4 million, or $0.38 per diluted share in the third quarter of 2006. Consolidated net income for the nine months ended September 30, 2007 decreased by $1.8 million to $18.0 million, or $1.07 per diluted share compared to $19.8 million, or $1.19 per diluted share for the nine months ended September 30, 2006. The following were significant highlights related to the third quarter of 2007 results as compared to the corresponding period of 2006:

•

For the three months ended September 30, 2007, net interest income before provision for loan losses increased by 5.1% to $19.3 million as compared to $18.4 million for the corresponding period in 2006. For the nine months ended September 30, 2007, net interest income before provision for loan losses increased by 9.2% to $57.1 million as compared to $52.3 million in the same period in 2006. These increases were primarily due to growth in earning assets. Growth in earning assets was mainly driven by loan growth which was funded by the growth in deposits, the increase in borrowings and utilization of the investment portfolio maturities.

•

For the three months ended September 30, 2007, consolidated net income decreased by 10.4% to $5.6 million as compared to $6.4 million for the same period in 2006. The decrease was primarily due to the decrease in gain on sale of loans of $819,000 as a result of no sale of loans during the current quarter, the overall increase in salary and benefits expenses of $710,000 offset by the improvement of net interest income before provision for loan loss of $2.0 million. The decrease in consolidated net income for the nine months ended September 30, 2007 to $18.0 million as compared to the corresponding period in 2006 was primarily due to the decrease in gain on sale of loans of $2.0 million resulting from the lower sales volume in 2007, the non-recurring insurance settlement of $2.5 million in 2006, and the overall increases in salary and benefits expenses of $2.1 million offset by the improvement of net interest income before provision for loan loss of $4.8 million.

•

Net interest margin for the three and nine months ended September 30, 2007 declined to 4.22% and 4.33%, respectively, compared to 4.63% and 4.54% during the same periods in 2006. The reduction in net interest margin was mainly attributable to an increase in fixed rate lending with lower rates than variable rate lending and general rate increases in funding liabilities, and an increase in the proportion of interest-bearing to noninterest-bearing deposits. Lastly the Federal Open Market Committee lowered the Federal funds rates by 50 basis points on September 18, 2007 which resulted in a corresponding prime rate reduction to 7.75%.

•

Return on average assets and return on average equity decreased to 1.2% and 14.5%, respectively, for the three months ended September 30, 2007, compared to 1.5% and 19.4% during the same period in 2006. Return on average assets and return on average equity decreased to 1.3% and 16.0%, respectively, for the nine months ended September 30, 2007, compared to 1.6% and 21.6% during the same period in 2006.

•

The provision for loan loss was $2.0 million and $4.4 million for the three and nine months ended September 30, 2007, respectively, compared to $2.5 million and $4.3 million for the same periods in 2006. The decrease for the three months ended September 30, 2007 was primarily due to lower loan originations in the current three month period ended September 30, 2007 compared to the same period in 2006. The nominal increase for the nine months was a result of the slight increase in charge-offs offset by a large recovery in 2006, and the Company’s detailed quarterly analysis of the credit quality of the loan portfolio. Management believes that the $4.4 million loan loss provision was adequate for the first nine months of 2007.

•

The Company’s efficiency ratio increased to 50.4% and 51.1% for the three and nine months ended September 30, 2007, compared to 46.3% and 48.0% for the same periods in 2006. This change primarily relates to the decrease in noninterest income and the increase in salary and benefit expense for the three and nine months ended September 30, 2007 and the insurance settlement of $2.5 million recorded in other income in the second quarter of 2006 offset by the reduction of costs from consulting services relative to the Bank Secrecy Act Compliance efforts incurred during 2006.

The Company’s financial condition and liquidity remained strong at September 30, 2007. The following are important factors in understanding the Company’s financial condition and liquidity:

•

Net loans grew $181.1 million or 11.8% to $1.72 billion at September 30, 2007 compared to $1.54 billion at December 31, 2006. The growth in net loans was comprised primarily of net increases in commercial construction loans of $16.3 million or 37.5%, real estate commercial loans of $100.3 million or 9.6%, commercial loans of $28.7 million or 10.4% and SBA loans of $15.0 million or 29.6%.

•

Total deposits increased $91 million or 6.4% to $1.52 billion at September 30, 2007 compared to $1.43 billion at December 31, 2006. This increase was primarily the result of brokered time deposits and money market accounts from promotions carried out during the current year.

•

Despite the increase in deposits for the nine months ended September 30, 2007, the higher loan growth as compared to deposit growth contributed to additional borrowed funds resulting in an increase in the ratio of net loans to total deposits to 113.0% at September 30, 2007 as compared to 107.5% at December 31, 2006.

•

The ratio of nonperforming loans to total loans increased to 0.38% at September 30, 2007 compared to 0.21% at December 31, 2006. Our ratio of allowance for loan losses to total nonperforming loans decreased to 297% at September 30, 2007, as compared to 534% at December 31, 2006 and our allowance for losses to total gross loans increased nominally to 1.13% at September 30, 2007 compared to 1.12% at December 31, 2006 as a result of the increase in overall delinquency and nonperforming loans. The Company experienced an increase in nonperforming loans at September 30, 2007 which caused the decline in the ratio of the allowance for loan losses to total nonperforming loans. The increase in nonperforming loans during this period relates primarily to SBA loans of which a portion is guaranteed by the SBA.

•	Under the regulatory framework for prompt corrective action, the Company continued to be “well-capitalized”.

•	The Company declared its quarterly cash dividend of $0.05 per share in September 2007.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in the consolidated statements of operations, the Company generated net income of $5.7 million during the three months ended September 30, 2007 compared to $6.4 million during the same period in 2006. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield 1)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield 1)
Assets:
Interest-earning assets:
Loans 2)	$1,662,816	$34,781	8.30%	$1,382,189	$29,909	8.58%
Federal funds sold	4,582	67	5.80	6,428	88	5.43
Investments 3) 4)	152,387	1,907	4.96	188,378	2,151	4.71

Total interest-earning assets 4)	1,819,785	36,755	8.01	1,576,995	32,148	8.08

Noninterest—earning assets:
Cash and due from banks	63,727			77,246
Bank premises and equipment, net	13,564			13,675
Customers’ acceptances outstanding	3,241			5,774
Accrued interest receivables	8,286			7,236
Other assets	32,399			32,127

Total noninterest-earning assets	121,217			136,058

Total assets	$1,941,002			$1,713,053

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$263,320	$2,854	4.30%	$206,719	$1,633	3.13%
Savings	60,946	487	3.17	79,517	766	3.82
Time certificates of deposit over $100,000	763,632	10,148	5.27	649,063	8,360	5.11
Other time certificates of deposit	104,879	1,278	4.83	97,158	1,084	4.43

	1,192,777	14,767	4.91	1,032,457	11,843	4.55
Other borrowed funds	180,667	2,258	4.96	110,855	1,499	5.36
Long-term subordinated debentures	18,557	378	8.08	18,557	383	8.19

Total interest-bearing liabilities	1,392,001	17,403	4.96	1,161,869	13,725	4.69

Noninterest-bearing liabilities:
Demand deposits	370,254			397,470

Total funding liabilities	1,762,255		3.92%	1,559,339		3.49%

Other liabilities	22,572			23,919

Total noninterest-bearing liabilities	392,826			421,389
Shareholders’ equity	156,175			129,795

Total liabilities and shareholders’ equity	$1,941,002			$1,713,053

Net interest income 4)		$19,352			$18,423

Cost of deposits			3.75%			3.29%

Net interest spread 5)			3.05%			3.39%

Net interest margin 6)			4.22%			4.63%

1)	Average rates/yields for these periods have been annualized.

2)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $561,000 for the three months ended September 30, 2007 and $304,000 for the same period in 2006. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

3)

Investments include securities available for sale, securities held to maturity, Federal Home Loan Bank and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.

4)

Investment yields, where applicable, have been computed on a tax equivalent basis for any tax-advantaged income in the amount of $20,000 and $27,000 for the three months ended September 30, 2007 and 2006, respectively.

5)	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

6)	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets as adjusted for tax equivalent basis for any tax advantaged income.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Annualized Average Rate/ Yield 7)	Average Balance	Interest Income/ Expense	Annualized Average Rate/ Yield 7)
Assets:
Interest-earning assets:
Loans 8)	$1,601,321	$100,252	8.37%	$1,285,291	$81,961	8.53%
Federal funds sold	4,214	180	5.71	42,929	1,506	4.69
Investments 9) 10)	158,883	5,775	4.86	212,816	6,978	4.42

Total interest-earning assets 10)	1,764,418	106,207	8.05	1,541,036	90,445	7.84

Noninterest—earning assets:
Cash and due from banks	68,010			77,124
Bank premises and equipment, net	13,512			13,805
Customers’ acceptances outstanding	3,774			5,020
Accrued interest receivables	7,939			6,895
Other assets	32,625			31,522

Total noninterest-earning assets	125,860			134,366

Total assets	$1,890,278			$1,675,402

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$224,431	$6,556	3.91%	$209,808	$4,629	2.95%
Savings	67,653	1,723	3.41	80,711	2,285	3.79
Time certificates of deposit over $100,000	717,074	28,075	5.23	687,668	25,171	4.89
Other time certificates of deposit	97,635	3,421	4.68	99,786	3,102	4.16

	1,106,793	39,775	4.80	1,077,973	35,187	4.36
Other borrowed funds	208,329	8,120	5.21	45,290	1,780	5.25
Long-term subordinated debentures	18,557	1,120	8.07	18,557	1,076	7.75

Total interest-bearing liabilities	1,333,679	49,015	4.91	1,141,820	38,043	4.45

Noninterest-bearing liabilities:
Demand deposits	384,593			388,068

Total funding liabilities	1,718,272		3.81%	1,529,888		3.32%

Other liabilities	21,461			22,710

Total noninterest-bearing liabilities	406,054			410,778
Shareholders’ equity	150,545			122,804

Total liabilities and shareholders’ equity	$1,890,278			$1,675,402

Net interest income 10)		$57,192			$52,315

Cost of deposits			3.57%			3.21%

Net interest spread 11)			3.13%			3.39%

Net interest margin 12)			4.33%			4.54%

7)	Average rates/yields for these periods have been annualized.

8)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $1.6 million for the nine months ended September 30, 2007 and $927,000 for the same period in 2006. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

9)

Investments include securities available for sale, securities held to maturity, Federal Home Loan Bank and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.

10)

Investment yields, where applicable, have been computed on a tax equivalent basis for any tax-advantaged income in the amount of $63,000 and $87,000 for the nine months ended September 30, 2007 and 2006, respectively.

11)	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

12)	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets as adjusted for tax equivalent basis for any tax advantaged income.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume) and (ii) changes in interest rates (rate):

	Three Months Ended September 30, 2007 vs. 2006 Increase (Decrease) Due to Change In			Nine Months Ended September 30, 2007 vs. 2006 Increase (Decrease) Due to Change In
	Volume	Rate 13)	Total	Volume	Rate 13)	Total
Earning assets:
Interest income:
Loans 14)	$5,829	$(958)	$4,871	$19,757	$(1,465)	$18,292
Federal funds sold	(27)	6	(21)	(1,596)	270	(1,326)
Investments 15)	(489)	245	(244)	(2,104)	901	(1,203)

Total earning assets	5,313	(707)	4,606	16,057	(294)	15,763

Interest expense:
Deposits and borrowed funds:
Money market and super NOW accounts	518	704	1,222	342	1,586	1,928
Savings deposits	(161)	(117)	(278)	(347)	(215)	(562)
Time Certificates of deposits	1,607	377	1,984	1,041	2,183	3,224
Other borrowings	864	(104)	760	6,355	(15)	6,340
Long-term subordinated debentures	—	(5)	(5)	—	44	44

Total interest-bearing liabilities	2,828	855	3,683	7,391	3,583	10,974

Net interest income before provision for loan losses	$2,485	$(1,562)	$923	$8,666	$(3,877)	$4,789

13)	Average rates/yields for these periods have been annualized.

14)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $561,000 and $304,000 for the three months ended September 30, 2007 and 2006, respectively, and $1.6 million and $927,000 for the nine months ended September 30, 2007 and 2006, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

15)

Investment yields have been computed on a tax equivalent basis for any tax-advantaged income in the amount of $20,000 and $63,000 for the three and nine months ended September 30, 2007, respectively, and $27,000 and $87,000 for the same periods in 2006.

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

Total interest and dividend income for the three and nine months ended September 30, 2007 was $36.8 million and $106.2 million, respectively, compared to $32.1 million and $90.4 million, respectively, for the same periods in 2006. The increase was primarily due to growth in loans. Growth in earning assets was mainly driven by loan production from our branches and loan production offices. Average net loans increased by $280.6 million and $316.0 million, or 20.3% and 24.6%, for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006.

Total interest expense for the three and nine months ended September 30, 2007 increased by $3.7 million or 26.8% and $11.0 million or 28.8%, respectively, compared to the same periods in 2006. These increases were primarily due to increased borrowings from the FHLB, interest-bearing deposit growth, general market rate increases due in part to increases in the Federal funds rates during most of 2007, and an increase in the proportion of interest-bearing to noninterest-bearing deposits. At September 30, 2007, the money market and time deposits represented 16% and 57%, respectively, as compared to 13% and 54% at December 31, 2006. Average interest-bearing liabilities increased by $230.1 million and $191.9 million, or 19.8% and 16.8%, for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006.

Net interest income before provision for loan losses increased by $0.9 million for the three months ended September 30, 2007 compared to the same period in 2006. The increase was comprised of a $2.5 million increase due to volume changes offset by a $1.6 million decrease due to rate changes. The average yield on loans for the third quarter of 2007 decreased to 8.30% compared to 8.58% for the same period in 2006, a decrease of 28 basis points due to a greater mix of lower yielding fixed rate loans in the loan portfolio. The average investment portfolio for the third quarter of 2007 and 2006 was $152.4 million and $188.4 million, respectively. The average yields on the investment portfolio for the third quarter of 2007 and 2006 were 4.96% and 4.71%, respectively.

Net interest income before provision for loan losses increased by $4.8 million for the nine months ended September 30, 2007 compared to the same period in 2006. The increase was comprised of a $8.7 million increase due to volume changes offset by a $3.9 million decrease due to rate changes. The average yield on loans for the nine months ended September 30, 2007 decreased to 8.37% compared to 8.53% for the same period in 2006, a decrease of 6 basis points due to a greater mix of lower yielding fixed rate loans in the loan portfolio. The average investment portfolio for the nine months ended September 30, 2007 and 2006 was $158.9 million and $212.8 million, respectively. The average yields on the investment portfolio for the nine months ended September 30, 2007 and 2006 were 4.86% and 4.42%, respectively.

Net interest margin for the second quarter of 2007 decreased to 4.22% compared to 4.63% for the same period in 2006. For the nine months ended September 30, 2007 interest margin decreased to 4.33% compared to 4.54% for the same period in 2006. The reductions in net interest margin were mainly attributable to an increase in fixed rate lending versus variable rate lending for the quarter and year, general rate increases in funding liabilities, and an increase in the proportion of higher cost interest-bearing deposits to lower cost or noninterest-bearing deposits. At September 30, 2007, 59% of our loan portfolio consisted of fixed rate loans which generally have lower rates than our variable rate loans. Cost of interest-bearing liabilities increased to 4.96% and 4.91% for the three and nine months ended September 30, 2007, respectively, as compared to 4.69% and 4.45% for the same periods in 2006.

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

The provisions for loan losses were $2.0 million and $4.4 million, respectively, for the three and nine months ended September 30, 2007 compared to $2.5 million and $4.3 million, respectively, for the same periods in 2006. The decrease for the three months ended September 30, 2007 was primarily due to lower loan originations in the current three month period ended September 30, 2007 compared to the same period in 2006. The nominal increase for the nine months was a result of the slight increase in charge-offs offset by a large recovery in 2006, and the Company’s detailed quarterly analysis of the credit quality of the loan portfolio. Management believes that the $4.4 million loan loss provision was adequate for the first nine months of 2007.

While management believes that the allowance for loan losses of 1.13% of total loans at September 30, 2007 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimation and inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)				(Dollars in thousands)
Customer service fees	$1,676	49.54%	$2,019	41.14%	$5,215	45.24%	$6,233	35.37%
Fee income from trade finance transactions	615	18.18	849	17.30	2,046	17.75	2,599	14.75
Wire transfer fees	206	6.09	221	4.50	643	5.58	674	3.83
Net gain on sale of loans	—	—	819	16.69	618	5.36	2,616	14.85
Net gain on sale of premises and equipment	—	—	—	—	12	0.10	—	—
Loan service fees	409	12.09	480	9.78	1,398	12.13	1,448	8.22
Insurance settlement—legal fees	—	—	—	—	—	0.00	2,520	14.30
Other income	477	14.10	520	10.59	1,596	13.84	1,532	8.68

Total noninterest income	$3,383	100.00%	$4,908	100.00%	$11,528	100.00%	$17,622	100.00%

As a percentage of average earning assets		0.74%		1.24%		0.87%		1.53%

For the three and nine months ended September 30, 2007, noninterest income was $3.4 million and $11.5 million, respectively, compared to $4.9 million and $17.6 million, respectively, for the same periods in 2006. For the three and nine months ended September 30, 2007, noninterest income, as a percentage of average earning assets, decreased to 0.74% and 0.87%, respectively, from 1.24% and 1.53%, respectively, for the same periods in 2006. The decreases are related to the reduction of customer service fees, trade finance transactions fees, and gain on sale of loans for the three and nine months ended September 30, 2007 as compared to the same periods in 2006, as discussed below. In addition, the non-recurring insurance settlement income that occurred during the second quarter of 2006 resulted in increased noninterest income that was not recurring in 2007. The primary sources of recurring noninterest income continue to be customer service fees, fee income from trade finance transactions and loan service fees. Management is currently evaluating strategies to increase fees related to trade finance and loan services, and to tighten controls on fee waivers on customer service fees.

Customer service fees for the three and nine months ended September 30, 2007 decreased by $343,000 or 17.0% and $1.0 million or 16.3%, respectively, as compared to the same periods in 2006. This decrease was due primarily to management’s decision to close certain customer accounts whose activities, while generating service charges, were inconsistent with the Company’s risk management process and requirements. The decision was consistent with the Company’s policy of maintaining full compliance with all risk management policies and regulatory requirements.

Fee income from trade finance transactions for the three and nine months ended September 30, 2007 decreased by $234,000, or 27.6% and $552,000 or 21.2%, respectively, as compared to the same periods in 2006. These decreases were due to less international trade activity by the Company’s customers. As mentioned previously, management is evaluating strategies to increase fees in the trade finance operations.

The Company recorded $0 and $819,000 net gain on sale of loans for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, the Company recorded a $618,000 and $2.6 million gain on sale of loans, respectively. For the three months ended September 30, 2007, the Company did not sell any of its SBA loans as compared to a sale of $17.2 million during the same period in 2006. For the nine months ended September 30, 2007 and 2006, the Company sold $7.7 million of its SBA loans comprised of only the unguaranteed portion and $42.0 million comprised of guaranteed and unguaranteed portions of SBA loans, respectively.

Insurance settlement—legal fees represents a settlement that occurred in the second quarter of 2006 with our insurance carrier, BancInsure, regarding coverage of our ongoing litigation with KEIC.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)				(Dollars in thousands)
Salaries and employee benefits	$6,342	55.40%	$5,632	52.25%	$19,220	54.74%	$17,142	51.12%
Occupancy	1,079	9.43	957	8.88	3,022	8.61	2,736	8.16
Furniture, fixtures, and equipment	575	5.02	487	4.52	1,539	4.38	1,456	4.34
Data processing	530	4.63	539	5.00	1,567	4.46	1,622	4.84
Professional service fees	359	3.14	704	6.53	2,449	6.97	3,118	9.30
Business promotion and advertising	480	4.19	552	5.12	1,549	4.41	1,888	5.63
Stationery and supplies	137	1.20	179	1.66	408	1.16	505	1.51
Telecommunications	160	1.40	169	1.57	442	1.26	507	1.51
Postage and courier service	185	1.62	212	1.97	565	1.61	548	1.63
Security service	268	2.34	247	2.29	779	2.22	749	2.23
Loss on sale of investment securities	—	0.00	115	1.07	—	0.00	115	0.34
(Gain) loss on interest rate swaps	—	0.00	(57)	-0.53	—	0.00	26	0.08
Other operating expenses	1,332	11.64	1,043	9.68	3,574	10.18	3,124	9.32

Total noninterest expenses	$11,447	100.00%	$10,779	100.00%	$35,114	100.00%	$33,536	100.00%

As a percentage of average earning assets		2.5%		2.7%		2.7%		2.9%
Efficiency ratio		50.4%		46.3%		51.1%		48.0%

The Company’s noninterest expenses increased 6.2% to $11.4 million for the three months ended September 30, 2007, compared to $10.8 million during the same period in 2006 and increased 4.7% to $35.1 million for the nine months ended September 30, 2007 from $33.5 million for the same period in 2006. The increases in noninterest expenses for the three and nine months ended September 30, 2007 were primarily attributable to increases in salaries and employee benefits and occupancy expense offset by the decrease in professional services, business promotions and advertising expenses. Noninterest expense as a percentage of average earning assets decreased to 2.5% and 2.7% for the three and nine months ended September 30, 2007, respectively, compared to 2.7% and 2.9% for the same periods in 2006.

The Company’s efficiency ratio increased to 50.4% and 51.1% for the three and nine months ended September 30, 2007, respectively, compared to 46.3% and 48.0% for the same periods in 2006. This change primarily relates to the decrease in noninterest income as described above, the increase in salary and benefit expense and the non-recurring insurance settlement recorded in other income in the three months ended June 30, 2006 offset by the reduction of costs from consulting services relative to the Bank Secrecy Act compliance efforts from 2007 as compared to the same periods in 2006.

Salaries and benefits expenses were $6.3 million and $19.2 million for the three and nine months ended September 30, 2007, respectively, compared to $5.6 million and $17.1 million for the same periods in 2006. For the three months ended September 30, 2007, the increase was due primarily to the increased hiring activity of senior level personnel and normal salary increases. For the nine months ended September 30, 2007, these increases were due in part to expenses associated with the compensation for the new CEO who was hired in January 2007 and the fact that the former CEO remained an employee, at full salary, through March 30, 2007, as well as the normal salary increases, a severance agreement payment of approximately $42,000 in the second quarter for the Chief Operating Officer’s departure and filling vacant positions at the Bank.

Occupancy expenses increased by 12.7% and 10.4% to $1.1 million and $3.0 million for the three and nine months ended September 30, 2007, respectively, compared to $957,000 and $2.7 million in the same periods in 2006. These increases were due mainly to increased property insurance costs and depreciation expenses resulting from additional leased office spaces and tenant improvements over the past year.

Professional service fees were $359,000 and $2.4 million for the three and nine months ended September 30, 2007, respectively, compared to $704,000 and $3.1 million for the same periods in 2006. For the three months ended September 30, 2007, the decrease was primarily due to lower expenses for accounting, legal and consulting services. The decrease for the nine months period ended September 30, 2007 was due primarily to non-recurring professional service fees attributable to expenses related to resolving issues identified with the Company’s BSA compliance program incurred during the first quarter of 2006.

Business promotion and advertising expenses decreased by 13.0% and 18.0% to $480,000 and $1.5 million for the three and nine months ended September 30, 2007, respectively, as compared to $552,000 and $1.9 million for the same periods in 2006. These decreases were mainly due to the decreases in non-recurring expenses associated with the 20th anniversary celebration in 2006.

The remaining noninterest expenses include such items as data processing, stationery and supplies, telecommunications, postage, courier service, security service expenses, loss on interest rate swaps and other miscellaneous operating expenses. The increase is primarily due to accrual for FDIC quarterly assessment for the third quarter of 2007 in the amount of $210,000.

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

For the three months ended September 30, 2007 and 2006, the provision for income taxes was $3.6 million and $3.7 million representing effective tax rates of 38.5% and 36.6%, respectively. The primary difference in the effective tax rates relates to the increase in stock-based compensation expense during the third quarter of 2007. For the nine months ended September 30, 2007 and 2006, the provision for income taxes was $11.1 million and $12.3 million representing effective tax rates of 38.2% and 38.4%, respectively. The primary reasons for the difference from the federal statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax favored investments in low-income housing, municipal obligations, dividend exclusions, treatment of SFAS 123R amortization, increase in cash surrender value of bank owned life insurance, and California enterprise zone deductions. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $472,000 for the nine months ended September 30, 2007 compared to $439,000 for the same period in 2006.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the income tax returns. The Company’s deferred tax assets were $11.3 million as of September 30, 2007 and $11.7 million as of December 31, 2006. As of September 30, 2007, the Company’s deferred tax assets were primarily due to the allowance for loan losses and impairment losses on U.S. Government sponsored enterprise preferred stock.

In accordance with FIN 48, as amended by FIN 48-1, it is management’s policy to separately disclose any penalties or interest arising from the application of federal or state income taxes. There were no penalties or interest assessed for the nine months ended September 30, 2007.

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

The Company invests its excess available funds from daily operations primarily in overnight Fed Funds. As of September 30, 2007, the amount invested in Fed Funds was $6.5 million and none at December 31, 2006. The average yield earned on these funds was 5.67% for the nine months ended September 30, 2007 compared to 4.69% for the same period in 2006.

Investment Portfolio

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	As of September 30, 2007		As of December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$500	$502	$489	$488
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	44,999	44,931	65,995	65,545
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	52,054	53,596	58,008	57,178
U.S. Government sponsored enterprise preferred stock	4,865	5,792	4,865	5,744
Corporate trust preferred securities	11,000	11,132	11,000	11,132
Mutual Funds backed by adjustable rate mortgages	4,500	4,427	4,500	4,444
Fixed rate collateralized mortgage obligations	10,548	10,594	2,230	2,203
Corporate debt securities	1,199	1,188	2,197	2,179

Total available for sale	$129,665	$132,162	$149,284	$148,913

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$5,494	$5,394	$4,961	$4,909
Municipal securities	4,879	4,901	5,630	5,662

Total held to maturity	$10,373	$10,295	$10,591	$10,571

Total investment securities	$140,038	$142,457	$159,875	$159,484

As of September 30, 2007, investment securities totaled $142.5 million or 7.1% of total assets, compared to $159.5 million or 8.7% of total assets as of December 31, 2006. The decrease in the investment portfolio was primarily due to investment proceeds utilized to fund new loans rather than purchase additional investment securities.

As of September 30, 2007, available-for-sale securities totaled $132.1 million, compared to $148.9 million as of December 31, 2006. Available-for-sale securities as a percentage of total assets decreased to 6.6% as of September 30, 2007 compared to 8.1% at December 31, 2006. Held-to-maturity securities decreased to $10.4 million as of September 30, 2007, compared to $10.6 million as of December 31, 2006. The composition of available-for-sale and held-to-maturity securities was 92.7% and 7.3% as of September 30, 2007, compared to 93.4% and 6.6% as of December 31, 2006, respectively. For the three and nine months ended September 30, 2007, the yield on the average investment portfolio was 4.89% and 4.81%, respectively, as compared to 4.71% and 4.42%, respectively, for the same periods in 2006. The Company used the proceeds from the decrease in the investment portfolio to fund loan growth.

The following table summarizes, as of September 30, 2007, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	$29,435	4.29%	$15,998	4.76%	$—	—%	$—	—%	$45,433	4.46%
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	291	4.81	861	4.39	6,396	4.87	46,047	4.72	53,595	4.73
U.S Government sponsored enterprise preferred stock	—	—	—	—	—	—	5,792	4.56	5,792	4.56
Corporate trust preferred securities	—	—	—	—	—	—	11,132	7.09	11,132	7.09
Mutual Funds backed by adjustable rate mortgages	4,427	4.47	—	—	—	—	—	—	4,427	4.47
Fixed rate collateralized mortgage obligations	—	—	—	—	1,824	4.69	8,771	5.87	10,595	5.67
Corporate debt securities	1,188	3.85	—	—	—	—	—	—	1,188	3.85

Total available for sale	$35,341	4.30	$16,859	4.74	$8,220	4.83	$71,742	5.21	$132,162	4.89

Held to Maturity (Amortized Cost):
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$—	—%	$—	—%	$—	—%	$5,494	4.80%	$5,494	4.80%
Municipal securities	175	4.15	1,649	4.11	2,828	3.68	227	3.71	4,879	3.84

Total held to maturity	$175	4.15	$1,649	4.11	$2,828	3.68	$5,721	4.75	$10,373	4.35

Total investment securities	$35,516	4.30%	$18,508	4.57%	$11,048	4.54%	$77,463	5.18%	$142,535	4.85%

The following table shows the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2007.

	As of September 30, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental and U.S Government sponsored enterprise agencies securities	$—	$—	$18,883	$(116)	$18,883	$(116)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	10,102	(99)	39,174	(529)	49,276	(628)
Municipal securities and corporate debt securites	298	(2)	2,811	(17)	3,109	(19)

Total	$10,400	$(101)	$60,868	$(662)	$71,268	$(763)

As of September 30, 2007, the Company had a total fair value of $71.3 million of securities, with unrealized losses of $763,000. We believe these unrealized losses are due to a temporary condition, primarily increases in interest rates, and do not reflect a deterioration of credit quality of the issuer. The market value of securities that have been in a loss position for 12 months or more totaled $60.9 million, with unrealized losses of $662,000.

All individual securities that have been in a continuous unrealized loss position at September 30, 2007 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at September 30, 2007. These securities have decreased in value since their purchase dates as market interest rates have increased. However, the Company has the ability, and management intends, to hold these securities until their fair values recover to cost.

Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio, including loans held for sale, as of the dates indicated:

	September 30, 2007		December 31, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$59,821	3.44%	$43,508	2.79%
Commercial 16)	1,142,899	65.66	1,042,562	66.91
Commercial	306,037	17.58	277,296	17.79
Trade Finance 17)	75,526	4.34	66,925	4.29
SBA 18)	65,561	3.77	50,606	3.24
Consumer and other 19)	90,675	5.21	77,682	4.97

Total Gross Loans	1,740,519	100.00%	1,558,579	100.00%
Less:
Allowance for Losses	19,619		17,412
Deferred Loan Fees	1,833		2,347
Discount on SBA Loans Retained	796		1,644

Total Net Loans and Loans Held for Sale	$1,718,271		$1,537,176

16)	Real estate commercial loans are loans secured by deeds of trust on real estate.

17)	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.

18)	Balance includes SBA loans held for sale of $36.6 million and $18.5 million, at the lower of cost or market, at September 30, 2007 and December 31, 2006, respectively.

19)	Consists of transactions in process and overdrafts.

The Company’s gross loans grew $181.9 million, or 11.7%, during the nine months ended September 30, 2007. Net loans increased $181.1 million, or 11.8%, to $1.72 billion at September 30, 2007, as compared to $1.54 billion at December 31, 2006. The increase in loans was funded primarily through liquidity created from deposit growth and FHLB borrowings. While management believes that it can continue to leverage the Company’s current infrastructure to achieve growth in the loan portfolio, no assurance can be given that such growth will occur. Net loans as of September 30, 2007 represented 85.6% of total assets, compared to 83.4% as of December 31, 2006.

The growth in net loans is comprised primarily of net increases in real estate construction loans of $16.3 million or 37.5%, real estate commercial loans of $100.3 million, or 9.6%, commercial loans of $28.7 million, or 10.4%, SBA loans of $15.0 million or 29.6% and consumer loans of $13.0 million, or 16.7%.

As of September 30, 2007, commercial real estate remained the largest component of the Company’s total loan portfolio with loans totaling $1.1 billion, representing 65.7% of total loans, compared to $1.0 billion or 66.9% of total loans at December 31, 2006. This reflects the continued demand for commercial real estate lending in Southern California.

Commercial business loans increased to $306.0 million as of September 30, 2007, compared to $277.3 million at December 31, 2006. The increase resulted from management’s efforts to continue focusing on the Company’s commercial business loan products to meet the needs of our customer base and diversifying portfolio concentrations from commercial real estate loans.

The Company sold $7.7 million of the unguaranteed portion of SBA loans during the nine months ended September 30, 2007 compared to $41.6 million of the guaranteed and unguaranteed portion of SBA loans sold with the retained obligation to service the loans for a servicing fee and to maintain customer relations during the same period in 2006. As of September 30, 2007, the Company was servicing $129.9 million of sold SBA loans, compared to $160.7 million of sold SBA loans as of December 31, 2006. The Company’s SBA portfolio increased to $65.6 million at September 30, 2007, an increase of $15.0 million, or 29.6%, compared to December 31, 2006. The management has evaluated the long-term benefit of holding SBA loan’s guaranteed portion versus the sale of the loans. Through the three quarters of 2007, management has determined that the sale of SBA loan’s guaranteed portion is not in the best interest of the Company. The credit environment recently has negatively impacted the market values of SBA loans by approximately 25 to 30%.

Management has determined it has no reportable foreign credit risk.

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

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	September 30, 2007	December 31, 2006	September 30, 2006
	(Dollars in thousands)
Nonperforming loans:
Commercial	$1,428	$1,502	$1,540
Trade Finance	199	—	—
SBA	4,535	1,330	893
Consumer	445	429	252

Total nonperforming assets	6,607	3,261	2,685

Guaranteed portion of nonperforming SBA loans	2,418	973	484

Total nonperforming assets, net of SBA guarantee	$4,189	$2,288	$2,201

Nonperforming loans as a percent of total gross loans	0.38%	0.21%	0.18%
Nonperforming assets as a percent of total loans and other real estate owned	0.38%	0.21%	0.18%
Allowance for loan losses to nonperforming loans	297%	534%	616%

Management’s classification of a loan as nonperforming or restructured is an indication that there is reasonable doubt as to the full collectibility of principal and/or interest on the loan. At this point, the Company stops recognizing interest income on the loan and reverses any uncollected interest that had been accrued but unpaid. If the loan deteriorates further due to a borrower’s bankruptcy or similar financial problems, unsuccessful collection efforts or a loss classification (by the Company, regulators or external auditors), the remaining balance of the loan is then charged off. These loans may or may not be collateralized, but collection efforts are continuously pursued.

Total nonperforming loans increased to $6.6 million as of September 30, 2007 from $3.3 million as of December 31, 2006 and $2.7 million as of September 30, 2006, respectively. The increases were the result of additions to nonaccrual status in the Company’s SBA, trade finance and consumer loan portfolio offset by the reductions in the commercial loan portfolios. Approximately $3.1 million or 67.9% of nonperforming SBA loans of $4.5 million were located in Denver, Colorado, $815,000 or 18.0% in Chicago, Illinois, $322,000 or 7.1% in Seattle, Washington and $318,000 or 7.0% in California. One of the SBA loans from Denver in the amount of $791,000 was brought current during the current quarter but is still reported as nonperforming in accordance with accounting guidelines and bank collection procedures.

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

The following table provides information on impaired loans:

	As of and for the nine months ended September 30, 2007	As of and for the twelve months ended December 31, 2006
	(Dollars in thousands)
Nonperforming impaired loans with specific reserves	$2,610	$329
Performing impaired loans without specific reserves	1,233	—

Total impaired loans	3,843	329
Specific reserves on impaired loans	(391)	(329)

Net recorded investment in impaired loans	$3,452	$—

Average total recorded investment in impaired loans	$9,685	$1,404

Interest income recognized on impaired loans on a cash basis	$1,729	$3

At September 30, 2007 the Company assessed its loan portfolio in accordance to SFAS No. 5 and SFAS No. 114 and determined that nine loans are deemed impaired in accordance with SFAS No. 114. The nonperforming impaired loans totaling $2.6 million relate to six loans of which three loans are SBA loans from Denver Colorado totaling $2.2 million and three loans totaling $400,000 from the international department in Los Angeles, California. One of the nonperforming SBA loans in Denver, Colorado for $791,000 was brought current during the quarter and is still reported as nonperforming and impaired in accordance with accounting guidelines and bank collection procedures. Three performing impaired loans totaling $1.2 million comprised of one SBA loan for approximately $200,000 located in Denver, Colorado and two loans for $1.0 million located in Los Angeles, California. These loans have always been performing and are current.

The average total recorded investment in impaired loans was $9.7 million for the nine months ended September 30, 2007 primarily due to two loan relationships which were deemed impaired totaling $20.5 million at March 31, 2007 which were removed as a result of a payoff and a note sale relating to these two relationships during the second quarter of 2007.

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

The formula allowance may be further adjusted to account for the following qualitative factors:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;

•	Changes in national and local economic and business conditions and developments, including the condition of various market segments;

•	Changes in the nature and volume of the loan portfolio;

•	Changes in the experience, ability, and depth of lending management and staff;

•	Changes in the trend of the volume and severity of past due and classified loans, and trends in the volume of nonperforming loans and troubled debt restructurings, and other loan modifications;

•	Changes in the quality of our loan review system and the degree of oversight by the Directors;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated losses in our loan portfolio.

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

The following table sets forth the composition of the allowance for loan losses as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Specific (Impaired loans)	$391	$329
Formula (non-homogeneous)	18,718	16,621
Homogeneous	510	462

Total allowance for loan losses	$19,619	$17,412

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006	Nine Months Ended September 30, 2006
	(Dollars in thousands)
Balances
Average total loans outstanding during the period 20)	$1,619,267	$1,356,169	$1,299,913

Total loans outstanding at end of period 20)	$1,737,890	$1,554,588	$1,477,089

Allowance for Loan Losses:
Balance at beginning of period	$17,412	$13,871	$13,871

Charge-offs:
Commercial Real Estate	—	258	257
Commercial	2,032	1,635	1,280
Consumer	127	333	249
SBA	84	473	364

Total charge-offs	2,243	2,699	2,150

Recoveries
Real estate	—	423	423
Commercial	19	44	38
Consumer	54	101	76
SBA	7	6	3

Total recoveries	80	574	540

Net loan charge-offs	2,163	2,125	1,610
Provision for loan losses	4,370	5,666	4,269

Balance at end of period	$19,619	$17,412	$16,530

Ratios:
Net loan charge-offs to average loans	0.13%	0.16%	0.12%
Provision for loan losses to average total loans	0.27	0.42	0.33
Allowance for loan losses to gross loans at end of period	1.13	1.12	1.12
Allowance for loan losses to total nonperforming loans	297	534	616
Net loan charge-offs to allowance for loan losses at end of period	11.03	12.20	9.73
Net loan charge-offs to provision for loan losses	49.50	37.50	37.70

20)	Total loans are net of deferred loan fees and discount on SBA loans sold.

Based on a quarterly migration analysis which evaluates loan portfolio credit quality, the allowance for loan losses grew to $19.6 million as of September 30, 2007 compared to $17.4 million at December 31, 2006. The Company recorded a provision of $2.0 million and $4.4 million for the three and nine months ended September 30, 2007, respectively, compared to $2.5 million and $4.3 million for the same periods of 2006. For the nine months ended September 30, 2007, the Company charged off $2.2 million and recovered $80,000 resulting in net loan charge-offs of $2.2 million, compared to net loan charge-offs of $1.6 million for the same period in 2006.

The increase in net loan charge-offs comparing the nine months ended September 30, 2007 to the same period in 2006 was due to a larger than normal recovery of $423,000 related to one commercial real estate loan in the first nine months in 2006 and partly due to an increase in commercial loan charge-offs relating to our scoring-based express loan program, also known as Bank to Business (B2B) loan portfolio during the nine months ended September 30, 2007. Total charge-offs for the B2B portfolio was $1.2 million for the nine months ended September 30, 2007 or 53.6% of net charge-offs for the period. Management has taken corrective measures by tightening the scoring criteria on new loan originations since the second quarter and is no long underwriting lines of credit through this program which appears to be where most of the nonperforming B2B loans and delinquency are occurring. As of September 30, 2007, the B2B loan portfolio totaled $34.0 million and the nonperforming loans totaled $783,000 or 11.9% of the total nonperforming loans.

The allowance for loan losses increased to 1.13% of gross loans at September 30, 2007 compared to 1.12% at both December 31, 2006 and September 30, 2006 as a result of the increase in delinquency and nonperforming loans. The Company provides an allowance for new credits based on the migration analysis discussed previously.

Management believes the level of allowance as of September 30, 2007 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth during the period. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require increased provisions for loan losses in the future.

Due to the increase in nonperforming loans, the ratio of the allowance for loan losses to total nonperforming loans decreased to 297% as of September 30, 2007 compared to 534% as of December 31, 2006. As of September 30, 2007, the SBA loans comprised 69% of the total nonperforming assets compared to 41% as of December 31, 2006. These loans typically have approximately a 75% guaranty by the SBA. In addition, each non-SBA nonperforming loan was individually evaluated for impairment, where necessary specific reserves were provided in accordance with SFAS No. 114. Even with the decline in the ratio of the allowance for loan losses to total nonperforming loans, management believes that the allowance for loan loss, as compared to nonperforming loans as of September 30, 2007, is adequate. Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. Real estate is the principal collateral for the Company’s loans.

Deposits

An important balance sheet component affecting the Company’s net interest margin is its deposit base. The Company’s average interest bearing deposit cost increased to 4.80% for the nine months ended September 30, 2007, compared to 4.36% for the same period in 2006. This increase is primarily due to the increases in short term rates set by the Federal Reserve Board and a reduction in non-interest bearing demand deposit accounts, which caused the average rates paid on deposits and other liabilities to increase. In addition, noninterest-bearing deposits and relatively low cost savings deposits decreased to 27.7%, compared to 32.6% as of December 31, 2006, and high cost money market accounts and time deposits increased, as a proportion of total deposits, to 72.4% for the nine months ended September 30, 2007 compared to 67.4% for the same period in 2006. On September 18, 2007, the Federal Open Market Committee (FOMC) lowered the federal funds rate 50 basis points. The repricing of time deposits generally lags the market activities by the FOMC and likewise minimal corresponding reduction of time deposit rates and costs were noted during the quarter.

The Company can deter, to some extent, the rate sensitive customers who demand high cost certificates of deposit because of local market competition by using wholesale funding sources. As of September 30, 2007, the Company held brokered CD’s in the amount of $46.9 million. The Company also had time certificates of deposit with the State of California in the amount of $75.0 million as of both September 30, 2007 and December 31, 2006.

Deposits consist of the following:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$361,137	$388,163
Money market accounts and NOW	237,457	190,453
Savings	58,764	76,846

	657,358	655,462
Time deposits
Less than $100,000	105,038	91,830
$100,000 or more	757,873	682,107

Total	$1,520,269	$1,429,399

Total deposits increased $90.9 million or 6.4% to $1.52 billion at September 30, 2007 compared to $1.43 billion at December 31, 2006. This increase was the result of efforts to manage the Company’s balance sheet and to improve the performance of the earning assets and funding liabilities portfolios by adding $46.9 million of brokered time deposits during the nine months with an average funding cost of 5.31%. These efforts also included the use of other funding liabilities (e.g., FHLB borrowings) to manage the repricing period of the interest bearing liabilities and replace time deposits which were generally more expensive.

Time deposits by maturity dates are as follows at September 30, 2007:

	$100,000 or Greater	Less Than $100,000	Total
	(Dollars in thousands)
2007	$298,208	$36,528	$334,736
2008	452,487	67,238	519,725
2009	3,583	958	4,541
2010	1,404	195	1,599
2011 and thereafter	2,192	119	2,310

Total	$757,873	$105,038	$862,911

Information concerning the average balance and average rates paid on deposits by deposit type for the three and nine months ended September 30, 2007 and 2006 is contained in the tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses FHLB advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowings were $284.6 million and $223.8 million at September 30, 2007 and December 31, 2006, respectively. The increase is due to loan growth exceeding deposit growth during the period. Notes issued to the U.S. Treasury amounted to $642,000 as of September 30, 2007 compared to $675,000 as of December 31, 2006. The total borrowed amounts outstanding at September 30, 2007 and December 31, 2006 was $285.3 million and $229.5 million, respectively.

In addition, the long-term subordinated debentures of $18.6 million in pass-through trust preferred securities created another source of funding.

Contractual Obligations

The following table presents, as of September 30, 2007, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Remaining 3 months in 2007	2008	2009	2010	2011 and thereafter	Total
	(Dollars in thousands)
Debt obligations 21)	$—	$—	$—	$—	$18,557	$18,557
FHLB advances	112,105	25,325	343	361	146,477	284,611
Deposits	338,846	530,757	12,944	7,343	7,615	897,505
Operating lease obligations	573	2,320	2,224	1,995	1,265	8,377

Total contractual obligations	$451,524	$558,402	$15,511	$9,699	$173,914	$1,209,050

21)	Includes principal payments only

LIQUIDITY AND MARKET RISK/INTEREST RISK MANAGEMENT

Liquidity

The objective of liquidity risk management is to ensure that the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet its other obligations on a timely and cost-effective basis in various market conditions. Changes in each of the composition of its balance sheet, the ongoing diversification of its funding sources, risk tolerance levels and market conditions are among the factors that influence the Company’s liquidity profile. The Company establishes liquidity guidelines and maintains contingency liquidity plans that provide for specific actions and timely responses to liquidity stress situations.

As a means of augmenting the liquidity sources, the Company has available a combination of borrowing sources comprised of FHLB advances, federal funds lines with various correspondent banks, and access to the wholesale markets. The Company believes these liquidity sources to be stable and adequate. At September 30, 2007, the Company was not aware of any information that was reasonably likely to have a material adverse effect on our liquidity position.

The liquidity of the Company is primarily dependent on the payment of cash dividends by its subsidiary, Center Bank, subject to limitations imposed by the Financial Code of the State of California.

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

Because the Company’s primary sources and uses of funds are deposits and loans, respectively, the relationship between net loans and total deposits provides one measure of the Company’s liquidity. Typically, if the ratio is over 100%, the Company relies more on borrowings, wholesale deposits and repayments from the loan portfolio to provide liquidity. Alternative sources of funds such as FHLB advances and brokered deposits and other collateralized borrowings provide liquidity as needed from liability sources are an important part of the Company’s asset liability management strategy.

	At September 30, 2007	At December 31, 2006
Net loans	$1,718,271	$1,537,176
Deposits	1,520,269	1,429,399
Net loan to deposit ratio	113.0%	107.5%

As of September 30, 2007, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 5.6%, compared to 8.2% at December 31, 2006. The Company’s liquidity ratio decreased as a result of a reduction in cash and other marketable assets during the nine months ended September 30, 2007 as investments matured and cash and due from banks accounts were more efficiently managed. Total available liquidity as of September 30, 2007 was $93.5 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available-for-sale securities. The Company’s net non-core fund dependence ratio was 54.4% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $190 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The net non-core fund dependence ratio was 43.9% assuming this $190 million is stable and core fund sources and certain portions of money market account as volatile. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by long-term assets. All of the ratios were in compliance with internal guidelines as of and for nine months ended September 30, 2007. The Company is looking toward the growth of retail deposits, borrowings and brokered deposits to meet its liquidity needs in the future. At September 30, 2007, the Bank had $80 million in federal funds lines, $115 million FHLB borrowings and a $25 million line of credit held at the holding company totaling $220 million of available funding sources. This does not include the Company’s ability to purchase wholesale broker deposits. It is anticipated that the Company will utilize a combination of existing liquidity sources and long-term debt to fund the acquisition of FICB which is expected to close in the first quarter of 2008.

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

The Company’s overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and economic value of equity. Economic value of equity is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the bank simulates the effect of instantaneous interest rate changes on net interest income and economic value of equity on a quarterly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of September 30, 2007 and June 30, 2007, assuming a parallel shift of 100 to 300 basis points in both directions.

	Net Interest Income (NII) 22)		Economic Value of Equity (EVE) 23)
Change in Interest Rates (In Basis Points)	September 30, 2007 % Change	June 30, 2007 % Change	September 30, 2007 % Change	June 30, 2007 % Change
+300	8.04%	10.41%	-28.97%	-27.81%
+200	5.48%	7.00%	-19.20%	-18.38%
+100	2.80%	3.57%	-9.65%	-9.19%
-100	-3.14%	-3.09%	7.30%	8.16%
-200	-6.82%	-6.44%	12.16%	14.25%
-300	-10.73%	-11.00%	16.20%	18.50%

22)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios

23)	The percentage change represents economic value of equity of the Bank in a stable interest rate environment versus economic value of equity in the various rate scenarios

All interest-earning assets, interest-bearing liabilities and related derivative contracts are included in the interest rate sensitivity analysis at September 30, 2007 and June 30, 2007. At September 30, 2007 and December 31, 2006, our estimated changes in net interest income and economic value of equity were within the ranges established by the Board of Directors.

The primary analytical tool used by the Company to gauge interest rate sensitivity is a simulation model used by many community banks, which is based upon the actual maturity and repricing characteristics of interest-rate-sensitive assets and liabilities. The model attempts to forecast changes in the yields earned on assets and the rates paid on liabilities in relation to changes in market interest rates. As an enhancement to the primary simulation model, other factors are incorporated into the model, including prepayment assumptions and market rates of interest provided by independent broker/dealer quotations, an independent pricing model, and other available public information. The model also factors in projections of anticipated activity levels of the Company’s product lines. Management believes that the assumptions it uses to evaluate the vulnerability of the Company’s operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company’s assets and liabilities and the estimated effects of changes in interest rates on the Company’s net interest income and EVE could vary substantially if different assumptions were used or if actual experience were to differ from the historical experience on which they are based. The increase in fixed rate loans as a percentage of the total loan portfolio from June 30, 2007 at 55% to September 30, 2007 at 59% had the most significant impact on the change in EVE.

CAPITAL RESOURCES

Shareholders’ equity as of September 30, 2007 was $158.0 million, compared to $140.7 million as of December 31, 2006. The primary sources of increases in capital have been retained earnings and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company is financially sound and able to support its growth from its retained earnings.

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose total risk-based capital ratio, Tier I risk-based capital ratio, and Tier I leverage ratio meet or exceed 10%, 6%, and 5%, respectively, are deemed to be “well-capitalized.” As of September 30, 2007 all of the Company’s capital ratios were above the minimum regulatory requirements for a “well-capitalized” institution.

The following table compares the Company’s and Bank’s actual capital ratios at September 30, 2007, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	11.08%	10.85%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	9.93%	9.70%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	9.01%	8.80%	4.00%	5.00%

Stock Repurchase Activities

As of September 30, 2007, the Company had purchased during the second quarter 10,054 shares for $171,000 at approximately $17.03 per share. These shares have been retired. No shares were repurchased during the third quarter of 2007.

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

An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on the evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were adequate and effective as of September 30, 2007.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the remediation of the material weakness described below.

Management previously disclosed a material weakness in internal control over financial reporting in its quarterly report on Form 10-Q, filed on April 27, 2007 for the quarter ended March 31, 2007, relating to our internal controls over the accuracy of certain general ledger balances and subsidiary ledgers being certified by each department and reviewed by the accounting department.

To remediate this material weakness, management implemented an additional review process by having independent departments review the certifications for branches and departments prior to the review by the accounting department. In addition, the Company’s internal audit department audits the certification process on a quarterly basis. As a result of these actions, management of the Company believes this material weakness has been satisfactorily remediated as of September 30, 2007.

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

The following discussion describes material changes from the risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2006, and should be read in conjunction with the risk factors section of the Form 10-K and all other information contained in this Form 10-Q and other reports filed by Center Financial with the Securities and Exchange Commission. In addition, the Company will be filing a registration statement with the Securities and Exchange Commission on Form S-4 in connection with the acquisition, and a complete updated discussion of risk factors relating to the acquisition as well as to the Company generally will appear in the Form S-4.

The acquisition of First Intercontinental Bank may subject us to unknown risks.

On September 18, 2007, the Company entered into a definitive agreement to acquire First Intercontinental Bank (“FICB”), a Georgia state-chartered commercial bank with assets of approximately $225 million as of September 30, 2007. The acquisition involves potential risks that may materially affect the Company’s business, results of operations and financial condition as a result of our acquisition of FICB. In addition, the trading price of the Company’s common stock could decline due to any of the events described in these risks.

Certain events may arise after the date of the acquisition of FICB, or we may learn of certain facts, events or circumstances after the closing of the acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: litigation resulting from circumstances occurring at FICB prior to the date of acquisition, loan downgrades and credit loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards, increased risk from fluctuations in interest rates, delays in implementing new policies or procedures or implementing our internal control over financial reporting at FICB, or the failure to apply new policies or procedures and other events relating to the performance of our business. We also make certain estimates and assumptions in order to determine purchase price allocation and estimate the fair value of acquired assets and liabilities. If our estimates or assumptions used to value acquired assets and liabilities are not accurate, we may be exposed to gains or losses that may be material.

Unanticipated costs relating to the merger could reduce the Company’s future earnings per share.

The Company believes it has reasonably estimated the likely costs of integrating the operations of FICB into the Company and the incremental costs of operating as a combined company. However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of operations and financial condition of the Company after the merger. If unexpected costs are incurred, the merger could have a significant dilutive effect on the Company’s earnings per share. In other words, if the merger is completed and the Company incurs such unexpected costs and expenses as a result of the merger, the Company believes that the earnings per share of the Company’s common stock could be less than they would have been if the merger had not been completed. In addition, the merger is not expected to be accretive to the Company’s earnings per share until approximately two years following the close of the merger, assuming an annual growth rate comparable to that experienced by FICB over the past several years. FICB had total assets of approximately $225 million as of September 30, 2007, compared to $183 million, $131.4 million and $96.2 million as of December 31, 2006, 2005 and 2004, respectively.

The Company may be unable to successfully integrate FICB’s operations and retain key FICB’s employees.

The merger involves the integration of two companies that have previously operated independently. The difficulties of combining the companies’ operations include:

•	coordinating geographically separated organizations;

•	integrating personnel with diverse business backgrounds;

•	combining different corporate cultures; and

•	retaining key employees.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel. The integration of the two companies will require the experience and expertise of certain key employees of First Intercontinental who are expected to be retained by the Company. There can be no assurances, however, that the Company will be successful in retaining these employees for the time period necessary to successfully integrate FICB’s operations with those of the Company. FICB’s president and chief executive officer is currently serving pursuant to a three year employment agreement expiring on September 30, 2009. It is currently anticipated that he will continue to serve in his current capacity following the merger, but he has not yet indicated definitively whether he intends to serve until the end of the contract term. Moreover, three of FICB’s senior personnel - the Chief Financial

Officer, the Chief Operating Officer, and the Senior Loan Officer - recently resigned. The Company is working very closely with FICB to appoint replacement officers and to assist in overseeing and supporting critical functions in order to maintain the business momentum during the interim period until the closing. The Company plans to replace some, but not all, of the vacant positions effective as of the closing. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on the business and results of operations of the combined company. As with any merger of banking institutions, there also may be business disruption that causes the Company and FICB to lose customers or cause customers to take their deposits or move their loans out of our banks and move their business to other financial institutions.

The Company has specific risks associated with Small Business Administration loans.

The Company realized $618,000 in the nine months ended September 30, 2007, and $3.3 million, $2.5 million, and $4.2 million in the years ended December 31, 2006, 2005 and 2004, respectively, in gains recognized on secondary market sales of SBA loans. The Company has regularly sold the guaranteed and unguaranteed portions of these loans in the secondary market in previous years. The Company can provide no assurance that it will be able to continue originating these loans, or that a secondary market will continue to exist for, or that it will continue to realize premiums upon, the sale of the SBA loans. Through the three quarters of 2007, management has determined that the sale of SBA loan’s guaranteed portion is not in the best interest of the Company. The credit environment recently has negatively impacted the market values of SBA loans by approximately 25 to 30%.

The federal government presently guarantees approximately 75% of the principal amount of each qualifying SBA loan. The Company can provide no assurance that the federal government will maintain the SBA program, or if it does, that such guaranteed portion will remain at its current funding level. Furthermore, the Company can provide no assurance that it will retain the preferred lender status, which, subject to certain limitations, allows it to approve and fund SBA loans without the necessity of having the loan approved in advance by the SBA, or that if it does, the federal government will not reduce the amount of such loans. The Company believes that the SBA loan portfolio does not involve more than a normal risk of collectibility. However, since the Company has sold some of the guaranteed portions of the SBA loan portfolio, the Company incurs a pro rata credit risk on the non-guaranteed portion of the SBA loans since the Company shares pro rata with the SBA in any recoveries. In the event of default on an SBA loan, pursuit of remedies against a borrower subject to SBA approval, and where the SBA establishes that its loss is attributable to deficiencies in the manner in which the loan application has been prepared and submitted, the SBA may decline to honor its guarantee with respect to the SBA loans or it may seek the recovery of damages from the Company. As of September 30, 2007, SBA loans comprised 69% of the Company’s total nonperforming assets compared to 41% as of December 31, 2006. These loans typically have approximately 75% guaranteed by the SBA. For additional discussion see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio” in Item 2.

The Company faces regulatory risks related to its commercial real estate loan concentrations.

Commercial real estate lending is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset, especially since 69.1% of the Company’s loan portfolio consisted of CRE loans at September 30, 2007. The banking regulators have begun giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly requiring higher levels of allowances for possible loan losses and capital levels as a result of commercial real estate lending growth and exposures

The Company may not be able to attract and retain banking customers at current levels.

Competition in the banking industry in the markets served and to be served by the Company may limit The Company’s ability to attract and retain banking customers following the merger. The banking business in the Company’s current and intended future market areas is highly competitive with respect to virtually all products and services. While the Company’s primary market area is generally dominated by a relatively small number of major banks with many offices operating over a wide geographic area, competitors also include several locally owned and operated Korean-American banks and their subsidiaries. These other banks have branches located in many of the same neighborhoods as the Company, provide similar types of products and services and use the same Korean language publications and media for their marketing purposes. There is a high level of competition within this specific market. While major banks have not historically focused their marketing efforts on the Korean-American customer base in Southern California, their competitive influence could increase in the future. Such banks have substantially greater lending limits than the Company, offer certain services the Company cannot, and often operate with “economies of scale” that result in lower operating costs than the Company on a per loan or per asset basis. In addition to competitive factors impacting the bank’s specific market niche, the Company is affected by more general competitive trends in the banking industry, including intra-state and interstate consolidation, competition from non-bank sources and technological innovations. Many of the Company’s competitors have advantages conducting certain businesses and providing certain services, and there can be no assurance that the Company will be able to compete successfully.

The Company also competes with other financial institutions such as savings and loan associations, credit unions, thrift and loan companies, mortgage companies, securities brokerage companies and insurance companies located within and without the Company’s service area and with quasi-financial institutions such as money market funds for deposits and loans. Financial services are increasingly offered over the Internet on a national and international basis, and the Company competes with the providers of these services as well. Ultimately, competition can drive down the Company’s interest margins and reduce profitability. It also can make it more difficult for us to continue to increase the size of the loan portfolio and deposit base.

The Company’s cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures.

The Company’s cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures. The Company has traditionally obtained funds principally through deposits and through borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. Within the banking industry, the amounts of such deposits are generally considered more likely to fluctuate than deposits of smaller denominations. If as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at the Company decreases relative to its overall banking operations, it may have to rely more heavily on borrowings as a source of funds in the future.

The Company depends on its executive officers and key personnel to implement its business strategy and could be harmed by the loss of their services.

The Company believes that its growth and future success will depend in large part upon the skills of its management team. The competition for qualified personnel in the financial services industry is intense, and the loss of the Company’s key personnel or an inability to continue to attract, retain or motivate key personnel could adversely affect the Company’s business. There can be no assurance that the Company will be able to retain its existing key personnel or to attract additional qualified personnel. The Company’s President and Chief Executive Officer joined the company in January 2007; its Executive Vice President and Chief Financial Officer joined the Company in an acting capacity in February 2007 and as permanent Chief Financial Officer in April 2007; its Executive Vice President and General Counsel joined the company in February 2007; its Senior Vice President and Chief Credit Officer joined the Company in 1991 as Senior Vice President and Manager of the SBA Department, and was promoted to his current position in April 2007; and its Senior Vice President and Chief Lending Officer joined the Company in April 2006 as Senior Vice President and Chief Marketing Officer, and was promoted to her current position in April 2007. While the President and Chief Executive Officer has a 3-year employment agreement for a term beginning in January 2007, his employment may be terminated by him or by the Company at any time. None of the Company’s other officers have employment agreements.

The Company may face risks with respect to future expansion and acquisitions or mergers.

The Company expects to acquire other financial institutions or parts of those institutions, and to continue to engage in de novo branch expansion in the future. The Company may also consider and enter into new lines of business or offer new products or services. Acquisitions and mergers involve a number of risks, including:

•	the risk that the acquired banks will not perform in accordance with management’s expectations;

•	the risk that difficulties will arise in connection with the integration of the operations of the acquired banks with the operations of the Company’s banking businesses;

•	the risk that management will divert its attention from other aspects of the Company’s business;

•	the risk that the Company may lose key employees of the acquired banks;

•	the risks associated with entering into geographic and product markets in which the Company has limited or no direct prior experience; and

•	the risks of the acquired banks which the Company may assume as a result of the acquisition.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

The following table provides information concerning the Company’s repurchase of its Common Stock during the third quarter of 2007:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs 22)
Period:
July 2007	—	N/A	—	$9,829,000
August 2007	—	N/A	—	9,829,000
September 2007	—	N/A	—	9,829,000
Total	—	N/A	—	$9,829,000

22)

On May 24, 2007, the Company announced a $10 million stock buyback, under which up to $10 million of the Company’s issued and outstanding common shares in the open market can be repurchased for a period of twelve months ending in May 2008. Since its inception, we have repurchased a total of 10,054 shares through this program. No shares were repurchased during the third quarter of 2007.

Item 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5:	OTHER INFORMATION

Not applicable

Item 6:	EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated September 18, 2007 by and between Center Financial Corporation and First Intercontinental Bank (filed herewith)

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Amendment to the Articles of Incorporation of Center Financial Corporation[2]

3.3	Amended and Restated Bylaws of Center Financial Corporation[3]

10.1	Employment Agreement between Center Financial Corporation and Jae Whan Yoo effective January 16, 2007[4]

10.2	2006 Stock Incentive Plan, as Amended and Restated June 13, 2007[5]

10.3	Lease for Corporate Headquarters Office[1]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[6]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[6]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[6]

10.7	Deferred compensation plan and list of participants[7]

10.8	Split dollar plan and list of participants[7]

10.9	Survivor income plan and list of participants[7]

10.10	Resignation Agreement for Seon Hong Kim[8]

10.11	Waiver and Release Agreement for James Hong[5]

11	Statement of Computation of Per Share Earnings (included in Note 8 to Interim Consolidated Financial Statements included herein.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[1]

Filed as an Exhibit of the same number to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the “Commission”) on June 14, 2002 and incorporated herein by reference

[2]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference

[3]	Filed as Exhibit 3.2 to the Form 8-K filed with the Commission on May 12, 2006 and incorporated herein by reference

[4]	Filed as Exhibit 10.1 to the Form 8-K filed with the Commission on February 1, 2007 and incorporated herein by reference

[5]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference

[6]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference

[7]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference

[8]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2007 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Center Financial Corporation

Date: October 24, 2007	By:	/s/ JAE WHAN YOO
Jae Whan Yoo President & Chief Executive Officer

Date: October 24, 2007	By:	/s/ LONNY D. ROBINSON
Lonny D. Robinson Executive Vice President & Chief Financial Officer