Form 10-K
period 2007-12-31
CENTER FINANCIAL CORP
filed 2008-02-22
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

Commission file number: 000-50050

CENTER FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

California	52-2380548
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3435 Wilshire Boulevard, Suite 700 Los Angeles, California	90010
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code - (213) 251-2222

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No Par Value	The NASDAQ Stock Market LLC

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

    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a “large accelerated filer”, an “accelerated filer”, a “non-accelerated filer” or a “smaller reporting company”. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act:

Large accelerated filer  ☐            Accelerated Filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 29, 2007, the aggregate market value of the voting stock held by nonaffiliates of the Registrant computed by reference to the reported closing sale price of $16.92 on such date was $216.8 million. Excluded from this computation are 3,908,908 shares held by all directors and executive officers as a group on that date.

This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of January 31, 2008 was 16,366,791.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

EX-21	SUBSIDIARIES OF REGISTRANT

EX-23.1	CONSENT OF GRANT THORNTON LLP

EX-31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER

EX-31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER

EX-32	CERTIFICATIONS REQUIRED UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on the current beliefs of the Company’s Management as well as assumptions made by and information currently available to Management. All statements other than statements of historical fact included in this Annual Report, including without limitation, statements under “Recent Development,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” regarding the Company’s financial position, business strategy and plans and objectives of Management for future operations, are forward-looking statements. Forward-looking statements often use words such as “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar meaning. Although Management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from Management’s expectations (“cautionary statements”) include fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which the Company conducts its operations, and are disclosed under “Risk Factors” and elsewhere in this Annual Report. Based upon changing conditions, or if any one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, actual results may vary materially from those expressed or implied herein. The Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I

ITEM 1.	BUSINESS

GENERAL

Center Financial Corporation

Center Financial Corporation (“Center Financial”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is headquartered in Los Angeles, California. Center Financial was incorporated in April 2000 and acquired all of the outstanding shares of Center Bank (formerly California Center Bank) in October 2002. Center Financial’s principal subsidiary is Center Bank (the “Bank”). Center Financial exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries as it may acquire or establish. Currently, Center Financial’s only other direct subsidiary is Center Capital Trust I, a Delaware statutory business trust that was formed in December 2003 solely to facilitate the issuance of capital trust pass-through securities. (See Note 11 to the Financial Statements in Item 8 herein.) As used herein, the term “Center Financial” is used to designate Center Financial Corporation only, the term the “Bank” is used to designate Center Bank and its subsidiary (CB Capital Trust) and the term the “Company” refers collectively to Center Financial Corporation, the Bank, Center Capital Trust I and the Bank’s subsidiary, CB Capital Trust (discussed below), unless the context otherwise requires.

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

At December 31, 2007, the Company had consolidated assets of $2.1 billion, deposits of $1.6 billion and shareholders’ equity of $157.5 million.

The Company’s and the Bank’s headquarters are located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010 and its telephone number is (213) 251-2222. Our Website address is www.centerbank.com. Information contained on the web site is not part of this report.

Center Bank and Subsidiary

The Bank is a California state-chartered and Federal Deposit Insurance Corporation (“FDIC”) insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank provides comprehensive financial services for small to medium sized business owners, primarily in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans. The Bank’s primary market is the greater Los Angeles metropolitan area, including Los Angeles, Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has 18 full-service branch offices, 15 of which are located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all California branches as de novo branches. On April 26, 2004, the Bank completed its acquisition of the Korea Exchange Bank (“KEB”) Chicago branch, the Bank’s first out-of-state branch, with a focus on the Korean-American market in Chicago. The Bank assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Bank opened two new branches in Irvine, California and Seattle, Washington in 2005. The Bank opened a new branch in Federal Way, Washington in November 2007. The Bank also operates eight Loan Production Offices (“LPOs”) in Seattle, Denver, Washington D.C., Las Vegas, Atlanta, Dallas, Houston and Northern California.

CB Capital Trust, a Maryland real estate investment trust (“REIT”), which is a consolidated subsidiary of the Bank, was formed in August 2002 for the primary business purpose of investing in the Bank’s real-estate related assets, and enhancing and strengthening the Bank’s capital position and earnings primarily through tax advantaged income from such assets. On December 31, 2003, the California Franchise Tax Board issued an opinion listing bank-owned REITs as potentially abusive tax shelters subject to possible penalties, and stating that REIT consent dividends are not deductible for California state income tax purposes. In view of this opinion, it was determined that the REIT will not be able to fulfill its original intended purposes, and it was dissolved in December 2007.

The Bank’s primary focus is on small and medium sized Korean-American businesses, professionals and other individuals in its market area, with particular emphasis on the growth of deposits and the origination of commercial and real estate secured loans and consumer banking services. The Bank offers bilingual services to its customers in English and Korean and has a network of ATM’s located in sixteen of its branch offices.

The Bank engages in a full complement of lending activities, including the origination of commercial real estate loans, commercial loans, working capital lines, SBA loans, trade financing, automobile loans and other personal loans, and construction loans. The Bank has offered SBA loans since 1989, providing financing for various purposes for small businesses under guarantee of the Small Business Administration, a federal agency created to provide financial assistance for small businesses. The Bank is a Preferred SBA Lender with full loan approval authority on behalf of the SBA.

The Bank also participates in the SBA’s Export Working Capital Program. SBA loans are generally secured by deeds of trust on industrial buildings or retail establishments. The Bank regularly sells a portion of the guaranteed and unguaranteed portion of the SBA loans it originates. The Bank retains the obligation to service the loans and receives a servicing fee. As of December 31, 2007, the Bank was servicing $117.5 million of sold SBA loans.

As of December 31, 2007, the principal areas of focus related to the Bank’s lending activities, and the percentage of total loan portfolio composition for each of these areas, were as follows: commercial loans secured by first deeds of trust on real estate 66.0%; commercial loans 17.2%; SBA loans 3.9%; trade financing 3.7%; and consumer loans 5.5%. The Bank funds its lending activities were funded primarily with demand deposits, savings and time deposits (obtained through its branch network) and Federal Home Loan Bank (“FHLB”) borrowings. The Bank’s deposit products include demand deposit accounts, money market accounts, and savings accounts, time certificates of deposit and fixed maturity installment savings. The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof. Like most state-chartered banks of Center Bank’s size in California, it is not currently a member of the Federal Reserve System. As of December 31, 2007, the Bank had approximately 47,000 deposit accounts with balances totaling approximately $1.6 billion. As of December 31, 2007, the Bank had $363.5 million or 23.0% in non-interest bearing demand deposits; $244.2 million or 15.5% in money market and NOW accounts; $54.8 million or 3.5% in savings accounts; $112.6 million or 7.1% in time deposits less than $100,000; and $802.5 million or 50.9% in time deposits of more than $100,000. As of December 31, 2007, the State of California had a time deposit of $75.0 million and brokered deposits of $70.3 million with the Bank.

The Bank also offers international banking services such as letters of credit, acceptances and wire transfers, as well as merchant deposit services, travelers’ checks, debit cards and safe deposit boxes.

The Bank provides Internet banking services to allow its customers to access their loan and deposit accounts through the Internet. Customers can obtain transaction history and account information, transfer funds between the Bank’s accounts and process bill payments. The Bank implemented real-time online Internet banking in April 2005.

The Bank does not hold any patents or licenses (other than licenses required to be obtained from appropriate banking regulatory agencies), franchises or concessions. The Bank’s business is generally not seasonal. Federal, state and local environmental regulations have not had any material effect upon our capital expenses, earnings or competitive position.

For 2007, income from commercial loans secured by first deeds of trust on real estate properties, income from commercial loans, interest on investments and service charges on deposit accounts generated approximately 59.7%, 21.8%, 4.9% and 7.3%, respectively, of our total revenues. The Bank is not dependent on a single customer or group of related customers for a material portion of its deposits or loans, nor is a material portion of its loans concentrated within a single industry or group of related industries. Most of our customers are concentrated in the greater Los Angeles area but efforts have been made in the last several years to diversify the geographic risk with branches in Chicago and Seattle and LPO’s strategically located throughout the country.

The Bank has not engaged in any material research activities relating to the development of new services or the improvement of existing banking services during the last three fiscal years. However, the Bank, with its officers and employees, is engaged continually in marketing activities, including the evaluation and development of new services, which enable it to retain and improve our competitive position in our service area.

Recent Developments

Acquisition

On September 18, 2007, Center Financial entered into a definitive agreement to acquire First Intercontinental Bank (“FICB”), a Georgia State chartered commercial bank with assets of approximately $224.7 million as of September 30, 2007, for an aggregate purchase price of approximately $65.2 million. Under the agreement, Center Financial will acquire all outstanding shares of FICB for consideration consisting of 60% cash and 40% in Center Financial’s common stock. FICB shareholders may elect to receive cash, stock or a combination of both. As part of the total consideration, Center Financial will pay approximately $3.6 million related to the outstanding stock options of FICB.

Under the agreement, FICB will be merged into a newly formed Georgia state-chartered banking subsidiary of Center Financial that will operate under the First Intercontinental Bank name. Center Financial will become a multi-bank holding company with the Bank and FICB as its two wholly-owned banking subsidiaries.

The closing of the transaction is subject to the approvals of the Federal Reserve Board, the FDIC and the Georgia Department of Banking and Finance, as well as the approval of FICB’s shareholders. The acquisition is expected to close in the second quarter of 2008.

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

Competition

The current banking business and intended future strategic market areas are highly competitive with respect to virtually all products and services and have become increasingly so in recent years. While the Bank’s primary market area is generally dominated by a relatively small number of major banks with many offices operating over a wide geographic area, the Bank’s direct competitors in the niche markets are three Korean American banks of which two are comparable in size and one twice the size in assets, which also focus their business strategy on the Korean-American consumers and businesses.

There is significant competition within this specific market. In the greater Los Angeles, Chicago and Seattle metropolitan areas, the Bank’s main competitors are locally owned and operated Korean-American banks and subsidiaries of Korean banks. These competitors have branches located in many of the same neighborhoods as the Bank, provide similar types of products and services, and use the same Korean language publications and media for their marketing purposes.

A less significant source of competition in the Los Angeles metropolitan area is a small number of branches of major banks which maintain a limited bilingual staff for Korean-speaking customers. While such banks have not traditionally focused their marketing efforts on the Bank’s customer base primarily in Southern California, the competitive influence of these major bank branches could increase in the event they choose to focus on this market. Large commercial bank competitors have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to areas of highest yield and demand. Many of the major banks operating in our market area offer certain services, which the Bank does not offer directly (some of which the Bank can offer through the use of correspondent institutions). By virtue of their greater total capitalization, such banks also have substantially higher lending limits than the Bank.

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

The market for the origination of SBA loans is highly competitive. With respect to the origination of SBA loans, the Bank competes with other small, mid-size and major banks in the geographic areas in which our full service branches are located. The Bank also has eight LPOs, all of which emphasize SBA loans. Because these loans are largely broker-driven, the Bank also competes with banks located outside of our immediate geographic area. As the Bank has been designated a Preferred SBA Lender with the full loan approval authority on behalf of the SBA, our LPOs are able to provide a faster response to loan requests than competitors that are not Preferred SBA Lenders. In order to compete in this highly competitive market, the Bank places greater emphasis on making SBA loans to minority-owned businesses.

Unlike the market for the origination of SBA loans, the secondary market for SBA loans is currently a seller’s market. To date, the Bank has had no difficulty in the resale of SBA loans within the secondary market. Due to the recent credit crunch, pricing of SBA premiums declined approximately 15 to 20% compared to the beginning of 2007 but there still exists adequate profits in SBA loan sales. However, there is no assurance that this condition will continue to last or that the secondary market for SBA loans will be available in the future.

Employees

As of December 31, 2007, the Company had 368 total employees and 361 full-time employees.

Supervision and Regulation

Both federal and state laws extensively regulate bank holding companies. These regulations are intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders. The following is a summary of particular statutes and regulations affecting Center Financial and the Bank. This summary is qualified in its entirety by the statutes and regulations. On December 12, 2006, Interagency Guidance on Concentrations in Real Estate Lending Sound Risk Management Practices was issued. The Bank falls under the provisions of the Interagency Guidance.

Regulation of Center Financial Corporation Generally

Center Financial’s stock is traded on the NASDAQ Global Select Market under the symbol CLFC, and as such the Company is subject to NASDAQ rules and regulations including those related to corporate governance. Center Financial is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”), which requires us to file annual, quarterly, current and other reports with the Securities and Exchange Commission (the “SEC”). The Company is also subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in Center Financial’s common stock and short-swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements to Center Financial’s principal shareholders promulgated by the SEC under Section 13 of the Exchange Act.

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

Capital Adequacy Requirements

Center Financial and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries. Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of supplemental capital elements, that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the statements of financial condition as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2007 and 2006, the Bank’s Total Risk-Based Capital Ratios were 10.19% and 10.42%, respectively, and its Tier 1 Risk-Based Capital Ratios were 9.08% and 9.33%, respectively. As of December 31, 2007 and 2006, the Company’s consolidated Total Risk-Based Capital Ratios were 10.42% and 10.54%, respectively, and its Tier 1 Risk-Based Capital Ratios were 9.31% and 9.45%, respectively.

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

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate such institutions and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banking institutions must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set, however, higher capital requirements when an institution’s particular circumstances warrant. Both the Company and the Bank were well capitalized as of December 31, 2007.

On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements that could qualify as Tier I capital would be limited to 25 percent of Tier I capital elements, net of goodwill. As of December 31, 2007, trust preferred securities made up 10.4% of the Company’s Tier I capital.

The following table sets forth Center Financial’s and the Bank’s capital ratios at December 31, 2007 and 2006:

Risk Based Ratios

	As of December 31, 2007		As of December 31, 2006
	Center Financial Corporation	Center Bank	Center Financial Corporation	Center Bank
Total Capital (to Risk-Weighted Assets)	10.42%	10.19%	10.54%	10.42%
Tier 1 Capital (to Risk-Weighted Assets)	9.31%	9.08%	9.45%	9.33%
Tier 1 Capital (to Average Assets)	8.49%	8.28%	8.62%	8.51%

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have defined by regulation the following five capital categories: “Well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%). The most recent notification from the FDIC in May 2007 categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

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

Premiums for Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The Bank paid no deposit insurance assessments on its deposits under the risk-based assessment system utilized by the FDIC through December 31, 2006.

In November 2006 the FDIC adopted a new risk-based insurance assessment system effective January 1, 2007 designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system resulted in increased annual assessments on the deposits of the Bank of 5 cents per $100 of domestic deposits. An FDIC credit available to the Bank for prior contributions offset the assessments for 2007 and was fully utilized in its second quarter assessment.

In addition, banks must pay an amount, which fluctuates but is currently 0.285 cents per $100 of insured deposits, on a quarterly basis, towards the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate-income neighborhoods. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank was last examined for CRA compliance in 2006 and received a “satisfactory” CRA Assessment Rating.

Privacy and Data Security

The Gramm-Leach-Bliley Act imposed new requirements on financial institutions with respect to consumer privacy. The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the Gramm-Leach-Bliley Act. The statute also directed federal regulators, including the Federal Reserve and the FDIC, to prescribe standards for the security of consumer information. The Company and the Bank are subject to such standards, as well as standards for notifying consumers in the event of a security breach.

Other Consumer Protection Laws and Regulations

Activities of all insured banks are subject to a variety of statutes and regulations designed to protect consumers, such as including the Fair Credit Reporting Act, Equal Credit Opportunity Act, and Truth-in-Lending Act. Interest and other charges collected or contracted for by the Bank are also subject to state usury laws and certain other federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws and regulations applicable to credit transactions. Together, these laws and regulations include provisions that:

•	govern disclosures of credit terms to consumer borrowers;

•

require financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	prohibit discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	govern the use and provision of information to credit reporting agencies; and

•	govern the manner in which consumer debts may be collected by collection agencies.

The Bank’s deposit operations are also subject to laws and regulations that:

•	impose a duty to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and

•	govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services

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

The changes effected by the Interstate Banking Act and California laws have increased competition in the environment in which the Bank operates to the extent that out-of-state financial institutions directly or indirectly enter the Bank’s market areas. It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry. While many large out-of-state banks have already entered the California market as a result of this legislation, it is not possible to predict the precise impact of this legislation on the Bank and Center Financial and the competitive environment in which they operate.

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

To fulfill the requirements, the Bank expanded its BSA Compliance Department and intensified due diligence procedures concerning the opening of new accounts. The Bank also implemented new systems and procedures to identify suspicious activity reports and report to the Financial Crimes Enforcement Network (“FINCEN”). The substantial cost of additional staff in the BSA Compliance Department and the system enhancement described above was reflected in the statements of operations for the years ended December 31, 2007, 2006 and 2005.

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

The Company has incurred, and expects to continue to incur, significant costs in connection with its compliance with Sarbanes-Oxley, particularly with Section 404 thereof, which requires management to undertake an assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting and requires the Company’s auditors to audit the operating effectiveness of these controls.

Commercial Real Estate Lending and Concentrations

On December 2, 2006, the federal bank regulatory agencies released Guidance on Concentrations in Commercial Real Estate (“CRE”) Lending, Sound Risk Management Practices (the Guidance). The Guidance, which was issued in response to the agencies’ concern that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market, reinforces existing regulations and guidelines for real estate lending and loan portfolio management.

Highlights of the Guidance include the following:

•

The agencies have observed that CRE concentrations have been rising over the past several years with small to mid-size institutions showing the most significant increase in CRE concentrations over the last decade. However, some institutions’ risk management practices are not evolving with their increasing CRE concentrations, and therefore, the Guidance reminds institutions that strong risk management practices and appropriate levels of capital are important elements of a sound CRE lending program.

•

The Guidance applies to national banks and state chartered banks and is also broadly applicable to bank holding companies. For purposes of the Guidance, CRE loans include loans for land development and construction, other land loans and loans secured by multifamily and non-farm residential properties. The definition also extends to loans to real estate investment trusts and unsecured loans to developers if their performance is closely linked to the performance of the general CRE market.

•

The agencies recognize that banks serve a vital role in their communities by supplying credit for business and real estate development. Therefore, the Guidance is not intended to limit banks’ CRE lending. Instead, the Guidance encourages institutions to identify and monitor credit concentrations, establish internal concentration limits, and report all concentrations to management and the board of directors on a periodic basis.

•

The agencies recognized that different types of CRE lending present different levels of risk, and therefore, institutions are encouraged to segment their CRE portfolios to acknowledge these distinctions. However, the CRE portfolio should not be divided into multiple sections simply to avoid the appearance of risk concentration.

•

Institutions should address the following key elements in establishing a risk management framework for identifying, monitoring, and controlling CRE risk: (1) board of directors and management oversight; (2) portfolio management; (3) management information systems; (4) market analysis; (5) credit underwriting standards; (6) portfolio stress testing and sensitivity analysis; and (7) credit review function.

•

As part of the ongoing supervisory monitoring processes, the agencies will use certain criteria to identify institutions that are potentially exposed to significant CRE concentration risk. An institution that has experienced rapid growth in CRE lending, has notable exposure to a specific type of CRE, or is approaching or exceeds specified supervisory criteria may be identified for further supervisory analysis.

The Bank believes that the Guidance is applicable to it, as it has a concentration in CRE loans. The Bank and its board of directors have discussed the Guidance and believe that that the Bank’s underwriting policy, management information systems, independent credit administration process and monthly monitoring of real estate loan concentrations will be sufficient to address the Guidance. With respect to its CRE portfolio as of December 31, 2007, the Bank believes that the risks typically associated with high CRE concentration are mitigated by such factors as low loan-to-value ratios, adequate debt coverage ratios and a well diversified CRE loan portfolio.

Allowance for Loan and Lease Losses

On December 13, 2006, the federal bank regulatory agencies released Interagency Policy Statement on the Allowance for Loan and Lease Losses (“ALLL”), which revises and replaces the banking agencies’ 1993 policy statement on the ALLL. The revised statement was issued to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance. The revised statement extends the applicability of the policy to credit unions. Additionally, the agencies issued 16 FAQs to assist institutions in complying with both GAAP and ALLL supervisory guidance.

Highlights of the revised statement include the following:

•

The revised statement emphasizes that the ALLL represents one of the most significant estimates in an institution’s financial statements and regulatory reports and that an assessment of the appropriateness of the ALLL is critical to an institution’s safety and soundness.

•

Each institution has a responsibility to develop, maintain, and document a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL. An institution must maintain an ALLL that is sufficient to cover estimated credit losses on individual impaired loans as well as estimated credit losses inherent in the remainder of the portfolio.

•

The revised statement updates the previous guidance on the following issues regarding ALLL: (1) responsibilities of the board of directors, management, and bank examiners; (2) factors to be considered in the estimation of ALLL; and (3) objectives and elements of an effective loan review system.

•

The agencies recognize that institutions may not have sufficient time to bring their ALLL processes and documentation into full compliance with the revised guidance for 2006 year end reporting purposes. However, these changes and enhancements should be completed near term.

The Bank and its board of directors have discussed the revised statement and believe that the Bank’s ALLL methodology is comprehensive, systematic, and that it is consistently applied across the Bank. The Bank believes its management information systems, independent credit administration process, policies and procedures are sufficient to address the guidance.

Fiscal and Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the Company’s earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits.

These policies have a direct effect on the amount of the Company’s loans and deposits and on the interest rates charged on loans and paid on deposits, with the result that federal policies may have a material effect on the Company’s earnings. Policies that are directed toward changing the supply of money and credit and raising or lowering interest rates may have an effect on the Company’s earnings. It is not possible to predict the conditions in the national and international economies and money markets, the actions and changes in policy by monetary and fiscal authorities, or their effect on the Company’s operations.

Memorandum of Understanding

On May 10, 2005, the Bank entered into a memorandum of understanding (the “MOU”) with the FDIC and the DFI, primarily concerning the Bank’s compliance with Bank Secrecy Act (“BSA”) regulations. In accordance with the MOU, the Bank agreed, among other things, to (i) implement a written action plan, policies and procedures, and comprehensive independent compliance testing to ensure compliance with all BSA-related rules and regulations; (ii) correct any apparent BSA violations previously disclosed by the FDIC; and (iii) develop the expertise to ensure that generally accepted accounting principles and regulatory reporting guidelines are observed in all of the Bank’s financial transactions and reporting. Effective May 17, 2007, the MOU was terminated by the FDIC and the DFI as a result of the Bank’s remediation of the above issues.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives, which could affect Center Financial, the Bank and the banking industry, in general are pending, and additional initiatives may be proposed or introduced, before the United States Congress, the California legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject Center Financial and the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of Center Financial or the Bank would be affected thereby.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this Annual Report before making investment decisions concerning the Company’s common stock. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial but may also impair the Company’s business. If any of the events described in the following risk factors occur, the Company’s business, results of operations and financial condition could be materially adversely affected. In addition, the trading price of the Company’s common stock could decline due to any of the events described in these risks.

Changes in economic conditions in our market areas could hurt our business materially.

A substantial majority of our loans are generated in the greater Los Angeles area of Southern California. The Los Angeles area has, at times, experienced a stagnant economic activity in line with slowdowns in California. The State of California continues to face challenges with the subprime mortgage situation upon which the long-term impact on the State’s economy cannot be predicted. A deterioration in economic conditions in Southern California is occurring, whether caused by national concerns or local concerns, and this may result in higher than expected loan delinquencies or problem assets, a decline in the values of the collateral that we take to secure our loan portfolio, a decrease in demand for our products and services, or lack of growth or a decrease in low cost or non-interest bearing deposits; any of which may materially hurt our business. While our market areas have not experienced the same degree of challenges as other parts of the state, no assurance can be given that this will continue to be the case. As of December 31, 2007, the Company had no nonperforming commercial real estate loans and no subprime mortgage loans

Concentrations of real estate loans could subject us to increased risks in the event of a real estate recession or natural disaster.

Approximately $1.3 billion or 69.8% of the Company’s loan portfolio as of December 31, 2007, and $1.1 billion or 69.7% of the Company’s loan portfolio as of December 31, 2006, were concentrated in commercial real estate and construction loans. Of this amount, $322.6 million represented loans secured by industrial buildings, and $171.7 million represented loans secured by retail shopping centers as of December 31, 2007. Although commercial loans generally provide for higher interest rates and shorter terms than single-family residential loans, such loans generally involve a higher degree of risk, as the ability of borrowers to repay these loans is often dependent upon the profitability of the borrowers’ businesses. The Southern California real estate market ended 2006 with declining prices and a slower sales pace and has maintained these levels into 2007. If real estate sales and appreciation continue to weaken, the Company might experience an increase in nonperforming assets in its commercial real estate and commercial and industrial loan portfolios. The result of such an increase result could be reduced income, increased expenses, and less cash available for lending and other activities. Such an increase may have a material impact on the Company’s financial condition and results of operations, by reducing the Company’s income, increasing the Company’s expenses, and leaving less cash available for lending and other activities. Total nonperforming loans increased to $6.3 million as of December 31, 2007 from $3.3 million as of December 31, 2006, representing 0.35% and 0.21%, respectively, of total loans. Total nonperforming loans, net of SBA guarantees, were $3.9 million as of December 31, 2007 as compared to $2.3 million as of December 31, 2006. The increases were the result of additions to non-accrual status in the Company’s SBA, trade finance and consumer loan portfolio offset by the reductions in the commercial loan portfolios. As of December 31, 2007 and 2006, the Company had no nonperforming commercial real estate loans and no subprime mortgage loans.

As the primary collateral for many of the Company’s loans rests on commercial real estate properties, deterioration in the real estate market in the areas the Company serves could reduce the value of the collateral value for many of the Company’s loans and negatively impact the repayment ability of many of its borrowers. Such deterioration would likely also reduce the amount of loans the Company makes to businesses in the construction and real estate industry, which could negatively impact its business. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact the Company’s results of operations.

In addition, the banking regulators have begun to give commercial real estate or “CRE” loans greater scrutiny, due to perceived risks relating to the cyclical nature of the real estate market and the related risks for lenders with high concentrations of such loans. The regulators may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, and may possibly require higher levels of allowances for possible loan losses and capital levels as a result of CRE lending growth and exposures.

The Company may experience loan losses in excess of its allowance for loan losses.

The Company maintains an allowance for loan losses at a level it believes is adequate to absorb any inherent losses in the loan portfolio. However, changes in economic, operating and other conditions, including changes in interest rates that are beyond the Company’s control may cause its actual loan losses to exceed current allowance estimates. If the actual loan losses exceed the allowance for loan losses, it would aversely affect the Company’s business. In addition, the FDIC and the DFI, as part of their supervisory functions, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to increase its provision for loan losses or to recognize further loan losses, based on their judgments, which may be different from those of the Company’s management. Any increase in the allowance required by the FDIC or the DFI could also adversely affect the Company’s business.

The Company tries to limit the risk that borrowers will fail to repay loans by carefully underwriting the loans. Losses nevertheless occur. The Company establishes a loan loss allowance for probable losses inherent in the loan portfolio as of the statements of financial condition date. The Company bases allowance on estimates of the following:

•	industry standards;

•	historical loss experience;

•	evaluation of current economic conditions;

•	assessment of risk factors for loans with exposure to the economies of southern California and Pacific Rim countries;

•	regular reviews of the quality mix and size of the overall loan portfolio;

•	regular reviews of delinquencies; and

•	the quality of the collateral underlying the Company’s loans.

All of the Company’s lending involves underwriting risks, especially in a competitive lending market.

At December 31, 2007, commercial real estate loans represented 66.0% of the Company’s total loan portfolio; commercial lines and term loans to businesses represented 17.2% of the Company’s total loan portfolio; and SBA loans represented 3.9% of the Company’s total loan portfolio.

Real estate lending involves risks associated with the potential decline in the value of underlying real estate collateral and the cash flow from income producing properties. Declines in real estate values and cash flows can be caused by a number of factors, including adversity in general economic conditions, rising interest rates, changes in tax and other governmental and other policies affecting real estate holdings, environmental conditions, governmental and other use restrictions, development of competitive properties, and increasing vacancy rates. The Company’s dependence on commercial real estate loans increases the risk of loss both in the Company’s loan portfolio and with respect to any other real estate owned when real estate values decline. The Company seeks to reduce risk of loss through underwriting and monitoring procedures.

Commercial lending, even when secured by the assets of a business, involves considerable risk of loss in the event of failure of the business. To reduce such risk, the Company typically takes additional security interests in other collateral, such as real property, certificates of deposit or life insurance, and/or obtains personal guarantees.

Specific risks associated with SBA lending are discussed in a separate risk factor below.

The Company has specific risks associated with Small Business Administration loans.

The Company realized $618,000 $3.3 million, $2.5 million, and $4.2 million in the years ended December 31, 2007, 2006, 2005 and 2004, respectively, in gains recognized on secondary market sales of SBA loans. The Company has regularly sold the guaranteed and unguaranteed portions of these loans in the secondary market in previous years. The Company can provide no assurance that it will be able to continue originating these loans, or that a secondary market will continue to exist for, or that it will continue to realize premiums upon, the sale of the SBA loans. During 2007, management determined that the sale of the guaranteed portions of SBA loans was not in the best interest of the Company. The credit environment recently has negatively impacted the market values of SBA loans by approximately 15 to 20%.

The federal government presently guarantees approximately 75% of the principal amount of each qualifying SBA loan. The Company can provide no assurance that the federal government will maintain the SBA program, or if it does, that such guaranteed portion will remain at its current funding level. Furthermore, the Company can provide no assurance that it will retain the preferred lender status, which, subject to certain limitations, allows it to approve and fund SBA loans without the necessity of having the loan approved in advance by the SBA, or that if it does, the federal government will not reduce the amount of such loans. The Company believes that the SBA loan portfolio does not involve more than a normal risk of collectibility. However, since the Company has sold some of the guaranteed portions of the SBA loan portfolio, the Company incurs a pro rata credit risk on the non-guaranteed portion of the SBA loans since the Company shares pro rata with the SBA in any recoveries. In the event of default on an SBA loan, pursuit of remedies against a borrower subject to SBA approval, and where the SBA establishes that its loss is attributable to deficiencies in the manner in which the loan application has been prepared and submitted, the SBA may decline to honor its guarantee with respect to the SBA loans or it may seek the recovery of damages from the Company. As of December 31, 2007, SBA loans comprised 64% of the Company’s total nonperforming assets compared to 41% as of December 31, 2006. These loans typically have approximately 75% guaranteed by the SBA. For additional discussion see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loan Portfolio” in Item 2.

Adverse developments in the Company’s litigation could negatively impact the Company’s results of operations.

From time to time, the Company or the Bank is involved in litigation. If litigation arises, the Company or the Bank will vigorously enforce and defend its rights. Litigation may result in significant expense to us and divert the efforts of the Company’s or the Bank’s management personnel from their day-to-day responsibilities. In addition, in the event of an adverse result in litigation, the Company or the Bank could also be required to pay substantial damages. The Bank is currently a party to a lawsuit involving substantial claims entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. If the outcome of this litigation is adverse and the Bank is required to pay significant monetary damages, the Bank’s financial condition and results of operations are likely to be materially and adversely affected. Although the Bank believes that it has meritorious defenses and intends to vigorously defend these lawsuits, management cannot predict the outcome of this litigation. In addition, the Bank’s defense of this lawsuit, regardless of its eventual outcome, has been and will likely continue to be costly and time consuming. For a more detailed discussion of this lawsuit, see “Item 3–Legal Proceedings.”

The Company may not be able to continue to attract and retain banking customers at current levels, and its efforts to compete may reduce profitability.

Competition in the banking industry in the markets served and to be served by the Company may limit the Company’s ability to continue to attract and retain banking customers. The banking business in the Company’s current and intended future market areas is highly competitive with respect to virtually all products and services. While the Company’s primary market area is generally dominated by a relatively small number of major banks with many offices operating over a wide geographic area, the Company’s three main competitors in its niche markets are three Korean-American banks of which two are comparable in size and the third is twice its asset size, which also focus their business strategies on Korean-American consumers and businesses. Primary competitors in the greater Chicago and Seattle metropolitan areas are also locally owned and operated Korean-American banks and subsidiaries of Korean banks. These competitors have branches located in many of the same neighborhoods as the Company, provide similar types of products and services and use the same Korean language publications and media for their marketing purposes. There is a high level of competition within this specific market. While major banks have not historically focused their marketing efforts on the Korean-American customer base in Southern California, their competitive influence could increase in the future. Such banks have substantially greater lending limits than the Company, offer certain services the Company cannot, and often operate with “economies of scale” that result in lower operating costs than the Company on a per loan or per asset basis. In addition to competitive factors impacting the Company’s specific market niche, the Company is affected by more general competitive trends in the banking industry, including intra-state and interstate consolidation, competition from non-bank sources and technological innovations. Ultimately, competition can and does increase the Company’s cost of funds and drive down its net interest margin, thereby reducing profitability. It can also make it more difficult for the Company to continue to increase the size of its loan portfolio and deposit base, and could cause the Company to need to rely more heavily on borrowings, which are generally more expensive than deposits, as a source of funds in the future. See “Item 1, Business – Competition.”

The Company may have difficulty managing its growth.

The Company’s total assets have increased to $2.1 billion as of December 31, 2007 from $1.8 billion and $1.7 billion as of December 31, 2006 and 2005, respectively. The Company opened on average, two new branch offices from 2002 through 2005, one new branch in 2007, and plans to add four additional banking offices in 2008 as a result of the acquisition of First Intercontinental Bank. The Company intends to investigate other opportunities to open additional branches that would complement the Company’s existing business as such opportunities may arise; however, the Company can provide no assurance that it will be able to identify additional locations or open additional branches.

The Company’s ability to manage its growth will depend primarily on its ability to:

•	monitor operations;

•	control costs;

•	maintain positive customer relations; and

•	attract, assimilate and retain qualified personnel.

If the Company fails to achieve those objectives in an efficient and timely manner, the Company may experience interruptions and dislocations in its business, which could substantially increase the expenses and negatively impact the ability to retain the Company’s customers. In addition, such concerns may cause federal and state banking regulators to require us to delay or forgo any proposed growth until such problems have been addressed to the satisfaction of those regulators.

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

Certain events may arise after the date of the acquisition of FICB, or we may learn of certain facts, events or circumstances after the closing of the acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: litigation resulting from circumstances occurring at FICB prior to the date of acquisition, loan downgrades and credit loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards, increased risk from fluctuations in interest rates, delays in implementing new policies or procedures or implementing our internal control over financial reporting at FICB, or the failure to apply new policies or procedures and other events relating to the performance of our business. We also make certain estimates and assumptions in order to determine purchase price allocation and estimate the fair value of acquired assets and liabilities. If our estimates or assumptions used to value acquired assets and liabilities are not accurate, we may be exposed to gains or losses that may be material and possible impairment of goodwill.

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

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel. The integration of the two companies will require the experience and expertise of certain key employees of First Intercontinental who are expected to be retained by the Company. There can be no assurances, however, that the Company will be successful in retaining these employees for the time period necessary to successfully integrate FICB’s operations with those of the Company. Four of FICB’s senior personnel – the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer, and the Senior Loan Officer – recently resigned. The Chief Executive Officer and the Senior Loan Officer have been replaced. The Company is working very closely with FICB to appoint additional replacement officers and to assist in overseeing and supporting critical functions in order to maintain the business momentum during the interim period until the closing. The Company plans to replace some, but not all, of the vacant positions effective as of the closing. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on the business and results of operations of the combined company. As with any merger of banking institutions, there also may be business disruption that causes the Company and FICB to lose customers or cause customers to take their deposits or move their loans out of our banks and move their business to other financial institutions.

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

The Company’s earnings are subject to interest rate risk, especially if rates fall.

Banking companies’ earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets, such as loans and investment securities. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by the monetary policies of the Federal Reserve Board and the international interest rate environment, as well as by economic, regulatory and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. Many of these factors are beyond the Company’s control. Fluctuations in interest rates affect the demand of customers for products and services. The Company is subject to interest rate risk to the degree that interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than interest-earning assets. Given the current volume and mix of interest-bearing liabilities and interest-earning assets, the interest rate spread could be expected to decrease during times of rising interest rates and, conversely, to increase during times of falling interest rates. Therefore, significant fluctuations in interest rates may have an adverse or a positive effect on results of operations. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk.”

Center Financial might not be able to continue to pay cash dividends in the future.

As a bank holding company which currently has no significant assets other than Center Financial’s equity interest in the Bank, Center Financial’s ability to pay dividends depends on the dividends it receives from the Bank. The dividend practice of the Bank depends on its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by its board of directors at that time. In addition, during any period in which Center Financial has deferred payment of interest otherwise due and payable on its subordinated debt securities, it may not make any dividends or distributions with respect to our capital stock. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

Center Financial paid quarterly cash dividends of 5 cents per share in July and October 2007 and 4 cents per share in January and April of 2007 and in each quarter of 2006 and 2005, Center Financial currently plans to continue to pay cash dividends on a quarterly basis. However, the amount of any such dividend will be determined each quarter by our board of directors in its discretion, based on the factors described in the previous paragraph. No assurance can be given that future performance will justify the payment of dividends in any particular quarter. As a legal entity separate and distinct from its subsidiaries, substantially all of Center Financial’s revenue and cash flow, including funds available for the payment of dividends and other operating expenses, is dependent upon the payment of dividends from its subsidiaries. Dividends payable to Center Financial by the Bank are restricted under California and federal laws and regulation. See “Item 5, Market for Common Equity and Related Shareholder Matters—Dividends.”

Center Financial’s and the Bank’s directors and executive officers control a large amount of the Company’s stock and shareholders’ interests may not always be the same as those of the board and management.

As of December 31, 2007, the Company’s directors and executive officers together with their affiliates beneficially owned approximately 23.8% of Company’s outstanding voting stock (not including vested option shares). As a result, if all of these shareholders were to take a common position, they would be able to significantly affect the election of directors as well as the outcome of most corporate actions requiring shareholder approval, such as the approval of mergers or other business combinations. Such concentration may also have the effect of delaying or preventing a change in control of Center Financial.

In some situations, the interests of Center Financial’s directors and executive officers may be different from the shareholders. However, Center Financial’s board of directors and executive officers have a fiduciary duty to act in the best interests of the shareholders, rather than in their own best interests, when considering a proposed business combination or any of these types of matters.

Provisions contained in Center Financial’s Articles of Incorporation may delay or prevent a change in control of the Company or its management

These provisions include:

•	the elimination of cumulative voting in the election of directors; and

•

a requirement that the Company’s board of directors consider the potential social and economic effects on the Bank’s employees, depositors, customers and the communities served as well as certain other factors, when evaluating a possible tender offer, merger or other acquisition of Center Financial; and

•	staggered terms of office for members of the board of directors.

These provisions may make it more difficult for another company to acquire the Company, which could reduce the market price of the company’s common stock and the price that the shareholder may ultimately receive when their stock is sold.

The Board of Directors has recently approved an amendment to the Company’s Articles of Incorporation which would eliminate the staggered terms of office for directors and re-institute the annual election of directors, subject to approval of the shareholders at the 2008 Annual Meeting of Shareholders.

The Company is subject to extensive regulation that could limit or restrict its activities.

The Company operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various federal and state agencies. The Company’s compliance with these regulations is costly and restricts certain of its activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. The Company is also subject to capitalization guidelines established by its regulators, which require the Company to maintain adequate capital to support its growth.

The laws and regulations applicable to the banking industry could change at any time, and the Company cannot predict the effects of these changes on its business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the Company’s cost of compliance could adversely affect its ability to operate profitably.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and NASDAQ that are now applicable to the Company, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices.

The Company may incur additional costs for environmental clean up.

The cost of cleaning up or paying damages or penalties associated with environmental problems could increase the Company’s operating expenses. If a borrower defaults on a loan secured by real property, the Company will often purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. The Company also could be compelled to assume the management responsibilities of commercial properties whose owners have defaulted on their loans. The Company also leases premises for its branch operations and corporate office in locations where environmental problems may exist. Although the Company has lending and facility leasing guidelines intended to identify properties with an unreasonable risk of contamination, hazardous substances may exist on some of these properties. As a result, environmental laws could force the Company to clean up the hazardous waste located on these properties (at the Company’s expense) and cost might exceed their fair market value. Further, even if environmental laws did not hold the Company responsible for the environmental clean up of such properties, it might be difficult or impossible to sell properties until the environmental problems were remediated.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Properties

The Company’s headquarters are located at 3435 Wilshire Boulevard, Los Angeles, California 90010. The Company leases approximately 25,000 square feet, which includes a ground floor branch and administrative offices located on the third and seventh floor of the building. The lease term expires in 2011. The Company has an option to renew the lease for an additional five years after expiration of the current lease.

As of December 31, 2007, the Company operated full-service branches at sixteen leased locations (including the branch described in the previous paragraph). Expiration dates of the Company’s leases range from April 2008 to September 2019. The Company owns two facilities, the Olympic and Western branches, with carrying values of $955,000 and $2.4 million, respectively, at December 31, 2007. Certain properties currently leased have renewal options, which could extend the use of the facility for additional specified terms. In the opinion of Management, all properties are adequately covered by insurance and existing facilities are considered adequate for present and anticipated future use.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company or the Bank is a party to claims and legal proceedings arising in the ordinary course of business. With the exception of the potentially adverse outcome in the litigation herein described, after taking into consideration information furnished by counsel as to the current status of these claims and proceedings, management does not believe that the aggregate potential liability resulting from such proceedings would have a material adverse effect on the Company’s or the Bank’s financial condition or results of operations.

KEIC Claims - In March 2003, the Bank was served with a complaint filed by Korea Export Insurance Corporation (“KEIC”) in Orange County, California Superior Court, entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. KEIC seeks to recover alleged losses from a number of parties involved in international trade transactions that gave rise to bills of exchange financed by various Korean Banks but not ultimately paid. KEIC is seeking to recover damages of approximately $56 million from the Bank based on a claim that, in its capacity as a presenting bank for these bills of exchange, the Bank acted negligently in presenting and otherwise handling trade documents for collection.

Korean Bank Claims - In July 2006 the Bank was served with cross-claims from a number of Korean banks who are also third party defendants in the KEIC action. The Korean banks are Citibank Korea, Inc. (formerly known as KorAm Bank), Industrial Bank of Korea, Kookmin Bank, Korea Exchange Bank and Hana Bank (hereinafter the Korean Banks). The Korean Banks allege, in both suits, various claims for breach of contract, negligence, negligent misrepresentation and breach of fiduciary duty in the handling of similar but a different set of documents against acceptance transactions that occurred in the years 2000 and 2001. The total amount of the Korean Bank claims is approximately $46.1 million plus interest and punitive damages. These claims are in addition to KEIC’s claims against the Bank in the approximate amount of $56 million originally filed in March 2003.

Status of the Consolidated Action - The claims brought by KEIC and the Korean Banks, which total approximately $100 million, have been consolidated into a single action. The consolidated action was recently remanded back from the federal to the state court. In November 2005, the Orange County Superior Court had dismissed all claims of KEIC against the Bank in the state court on the grounds that federal courts have exclusive jurisdiction over the claims. In December 2006, the court of appeals reversed the earlier decision by the state court and remanded the case back to the state court. No trial date has been set.

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

Trading History

Center Financial’s common stock has been listed on the NASDAQ Global Select Market under the symbol “CLFC” since October 29, 2002 (the day after the completion of the holding company reorganization). The information in the following table indicates the high and low sales prices and approximate volume of trading for the Company’s common stock for the periods indicated, based upon information provided by the NASDAQ Stock Market, LLC.

	Market Value		Approximate Trading Volume
Calendar Quarter Ended	High	Low
March 31, 2006	$24.37	$24.00	3,606,500
June 30, 2006	24.00	23.45	4,828,800
September 30, 2006	24.47	23.74	3,884,000
December 31, 2006	24.25	23.88	3,032,200
March 31, 2007	24.15	19.46	3,131,000
June 30, 2007	20.67	15.95	4,331,000
September 30, 2007	17.63	13.90	4,467,000
December 31, 2007	16.80	11.29	6,781,000

Holders

As of February 18, 2008, there were approximately 159 shareholders of record of the common stock, and about 1,320 street name holders.

Dividends

As a bank holding company, which currently has no significant assets other than its equity interest in the Bank, Center Financial’s ability to pay dividends primarily depends upon the dividends received from the Bank. The dividend practice of the Bank, like the Company’s dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the Bank’s board of directors at that time.

Since October 2003, Center Financial has paid quarterly cash dividends to its shareholders. Center Financial paid cash dividends of 4 cents per share throughout 2006 and in January and April 2007, and 5 cents per share in July 2007, October 2007 and January 2008. Center Financial plans to continue to pay quarterly cash dividends in the future, provided that such dividends allow it to continue to meet regulatory capital requirements and are not overly restrictive to its growth capacity. However, no assurance can be given that future earnings and/or growth expectations in any given year will justify the payment of such a dividend and any such dividend will be at the sole discretion of Center Financial’s board of directors.

The Bank’s ability to pay cash dividends is also subject to certain legal limitations. Under California law, banks may declare a cash dividend out of their net profits up to the lesser of retained earnings or the net income for the last three fiscal years (less any distributions made to shareholders during such period), or with the prior written approval of the Commissioner of Financial Institutions, in an amount not exceeding the greatest of (i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year or (iii) the net income of the Bank for its current fiscal year. In addition, under federal law, banks are prohibited from paying any dividends if after making such payment they would fail to meet any of the minimum regulatory capital requirements. The federal regulators also have the authority to prohibit banks from engaging in any business practices which are considered to be unsafe or unsound, and in some circumstances the regulators might prohibit the payment of dividends on that basis even though such payments would otherwise be permissible.

Center Financial’s ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows dividends to the company’s shareholders if the company’s retained earnings equal at least the amount of the proposed dividend. If a California corporation does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if it meets two conditions immediately after giving effect to the dividend, but it is extremely unlikely that those conditions would ever be met by the Company. In addition, during any period in which Center Financial has deferred payment of interest otherwise due and payable on its subordinated debt securities, it may not make any dividends or distributions with respect to its capital stock. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2007 with respect to stock options and restricted stock awards outstanding and available under our 2006 Stock Incentive Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,176,813	$8.48	2,068,602

Performance Graph

The graph below compares the yearly percentage change in cumulative total shareholders’ return on the Company’s stock with the cumulative total return of (i) of the NASDAQ market index; (ii) all banks and bank holding companies listed on NASDAQ; and (iii) an index comprised of banks and bank holding companies located throughout the United States with total assets of between $1.0 billion and $5.0 billion. The latter two peer group indexes were complied by SNL Financial of Charlottesville, Virginia. The Company reasonably believes that the members of the third group listed above constitute peer issuers for the period from December 31, 2002 through December 31, 2007. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Center Financial Corporation	100.00	221.27	329.16	416.57	399.58	207.81
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank $1B-$5B Index	100.00	135.99	167.83	164.97	190.90	139.06
SNL Bank NASDAQ Index	100.00	129.08	147.94	143.43	161.02	126.42

Issuer Purchase of Equity Securities

On May 24, 2007, the Company announced a stock buyback program, under which up to $10 million of the Company’s issued and outstanding common shares in the open market can be repurchased for a period of twelve months ending in May 2008. Since its inception, the Company has repurchased a total of 373,820 shares at an average price of $12.33 through this program in 2007. At December 31, 2007, approximately $5.4 million was available for repurchase. The share repurchase activity during the year ended December 31, 2007 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
June 1, 2007 - June 30, 2007	10,054	$17.03	—	$9,829,000
October 1, 2007 - October 31, 2007	—	—	—	9,829,000
November 1, 2007 - November 30, 2007	363,766	12.20	—	5,392,000
December 1, 2007 - December 31, 2007	—	—	—	5,392,000

ITEM 6.	SELECTED FINANCIAL DATA

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

	As of and For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except share data)
STATEMENTS OF OPERATIONS:
Interest income	$143,241	$124,729	$92,825	$57,508	$41,712
Interest expense	66,986	53,319	29,467	15,381	11,643

Net interest income before provision for loan losses	76,255	71,410	63,358	42,127	30,069
Provision for loan losses	6,494	5,666	3,370	3,250	2,000

Net interest income after provision for loan losses	69,761	65,744	59,988	38,877	28,069
Noninterest income	14,863	22,226	20,531	20,558	16,552
Noninterest expense	49,035	45,327	40,825	36,823	26,031

Income before income tax expense	35,589	42,643	39,694	22,612	18,590
Income tax expense	13,646	16,485	15,091	8,388	6,798

Net income	$21,943	$26,158	$24,603	$14,224	$11,792

SHARE DATA:
Net income per share
Basic	$1.32	$1.58	$1.50	$0.88	$0.75
Diluted	1.31	1.57	1.48	0.86	0.73
Book value per share	9.62	8.46	6.86	5.57	4.88
Cash dividend per diluted share	0.19	0.16	0.16	0.16	0.04
Weighted average common shares outstanding: (1)
Basic	16,649,495	16,535,189	16,375,823	16,157,581	15,675,650
Diluted	16,731,694	16,666,768	16,702,023	16,525,865	16,184,253

STATEMENTS OF FINANCIAL CONDITION:
Total assets	$2,081,186	$1,843,312	$1,661,003	$1,338,114	$1,027,366
Total investment securities	139,710	159,504	236,075	168,423	125,516
Net loans (2)	1,789,635	1,537,176	1,219,149	1,010,473	717,008
Total deposits	1,577,674	1,429,399	1,480,556	1,165,536	867,865
Total shareholders’ equity	157,453	140,734	112,714	90,720	78,261

[1]	As adjusted to give retroactive effect to stock splits and dividends.
[2]	Net loans represent total gross loans less the allowance for loan losses, deferred fees, and discount on SBA loans.

	As of and For the Year Ended December 31,
	2007	2006	2005	2004	2003
PERFORMANCE RATIOS:
Return on average assets (3)	1.14%	1.53%	1.69%	1.22%	1.33%
Return on average equity (4)	14.33	20.66	24.04	16.89	16.47
Net interest spread (5)	3.06	3.36	3.90	3.39	3.11
Net interest margin (6)	4.23	4.53	4.77	3.98	3.72
Efficiency ratio (7)	53.80	48.41	48.67	58.74	55.84
Net loans to total deposits at period end	113.44	107.54	82.34	86.70	82.62
Dividend payout ratio	14.50	10.19	10.81	18.60	21.92
CAPITAL RATIOS
Leverage capital ratio
Consolidated Company	8.49%	8.62%	8.21%	9.13%	10.87%
Center Bank	8.28	8.51	8.22	9.09	10.83
Tier 1 risk-based capital ratio
Consolidated Company	9.31	9.45	9.70	9.59	11.77
Center Bank	9.08	9.33	9.72	9.52	11.72
Total risk-based capital ratio
Consolidated Company	10.42	10.54	10.76	10.62	12.86
Center Bank	10.19	10.42	10.78	10.54	12.81
ASSET QUALITY RATIOS
Non-performing loans to total loans (8)	0.35%	0.21%	0.24%	0.34%	0.46%
Non-performing assets (9) to total loans and other real estate owned	0.37	0.21	0.24	0.34	0.46
Net charge-offs (recoveries) to average total loans	0.21	0.16	0.06	0.09	(0.01)
Allowance for loan losses to total gross loans	1.13	1.12	1.12	1.10	1.21
Allowance for loan losses to non-performing loans	327	534	471	327	265

[3]	Net income divided by average total assets.

[4]	Net income divided by average shareholders’ equity.

[5]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

[6]	Represents net interest income as a percentage of average interest-earning assets.

[7]	Represents the ratio of non-interest expense to the sum of net interest income before provision for loan losses and total non-interest income.

[8]	Nonperforming loans consist of non-accrual loans, loans past due 90 days or more and restructured loans.

[9]	Nonperforming assets consist of non-performing loans and other real estate owned.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management’s analysis of the Company’s financial condition and results of operations as of, and for each of the years in the three-year period ended December 31, 2007, and include the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with the financial statements of the Company and the notes related thereto which appear elsewhere in this Form 10-K Annual Report (See Item 8 below). All share and per share information set forth herein has been adjusted to reflect stock splits and stock dividends declared by the Company from time to time.

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

Investment Securities

Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas for available-for-sale securities, they are recorded as a separate component of shareholders’ equity (accumulated comprehensive other income or loss) and do not affect earnings until realized (the Company had no securities classified as trading for the periods included in this report). The fair values of the Company’s investment securities are generally determined by reference to quoted market prices and reliable independent sources. The Company is obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to the Company’s investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. Aside from the Fannie Mae preferred stocks that were determined to be impaired and written down as of December 31, 2007, the Company did not have any other investment securities deemed to be “other-than-temporarily” impaired as of December 31, 2007. Investment securities are discussed in more detail in Note 3 to the consolidated financial statements presented elsewhere herein.

Loan Sales

Certain Small Business Administration loans that the Company has the intent to sell prior to maturity are designated as held for sale at origination and recorded at the lower of cost or market value, on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the premium on sale of SBA loans is recognized as other operating income at the time of the sale. The remaining portion of the premium (relating to the portion of the loans retained) is deferred and amortized over the remaining life of the loan as an adjustment to yield. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are recorded based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate plus 1 to 2%. Servicing assets are amortized in proportion to and over the period of estimated future servicing income. Management periodically evaluates the servicing asset for impairment, which is the carrying amount of the servicing asset in excess of the related fair value. Impairment, if it occurs, is recognized in a write-down in the period of impairment.

Allowance for Loan Losses

The Company’s allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in the Company’s markets and, in particular, the state of certain industries. Size and complexity of individual credits, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in its methodologies. As the Company adds new products, increases the complexity of the loan portfolio and expands the geographic coverage, the Company will enhance the methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have significant impact to the loan loss calculation. The Company believes that its methodologies continue to be appropriate given its size and level of complexity. Detailed information concerning the Company’s loan loss methodology is contained in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Allowance for Loan Losses.”

Interest Rate Swaps

Part of the Company’s asset and liability management strategy has included derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations. In accordance with SFAS No. 133, such interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. When such swaps qualify for hedge accounting treatment, the change in the fair value of the swaps is recorded as a component of accumulated other comprehensive income in shareholders’ equity. However, if the swaps do not qualify for hedge accounting treatment, then the change in the fair value of the swaps is recorded as a gain or loss directly to the consolidated statements of operations as a part of non-interest expense. The Company did not use hedge accounting treatment in accounting for its historical interest rate swaps. Therefore, the difference between the market and book value of these instruments is included in current earnings. During 2006, a loss of $26,000 (an increase in market value of $229,000 and net interest settlement payments of $255,000) was recognized, compared to losses of $586,000 (a decrease in market value of $306,000, loss on termination of swap of $306,000 and net interest settlement receipts of $26,000) for 2005. As of December 31, 2007, the Company had no interest rate swap agreements in place (the Company’s only remaining interest rate swap having matured in August 2006).

The Company, in compliance with SFAS No. 133, includes the swap settlement payments in non-interest expense when hedge accounting treatment is not used.

Share-based Compensation

The Company adopted SFAS No. 123R as of January 1, 2006 as discussed in Note 14 to the consolidated financial statements. SFAS No. 123R requires the Company to recognize compensation expense for all share-based payments made to employees and directors based on the fair value of the share-based payment on the date of grant. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, is recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, is recognized in the Consolidated Statements of Operations on a straight-line basis over the vesting period. In determining the fair value of stock options, the Company uses the Black-Scholes option-pricing model that employs the following assumptions:

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

Executive Overview

Consolidated net income for the year ended December 31, 2007 was $21.9 million, or $1.31 per diluted share compared to $26.2 million or $1.57 per diluted share in 2006. The following were significant factors related to 2007 results as compared to 2006:

•

Net interest income before provision for loan losses for 2007 increased by 6.8% or $4.8 million to $76.3 million as compared to 2006. The increase was primarily due to growth in earning assets contributing $10.9 million to earnings offset by margin compression of $6.1 million. Growth in earning assets was mainly driven by loan production and was funded by deposits and other borrowings.

•

The net interest margin for 2007 declined to 4.23% compared to 4.53% in 2006. The decrease in the net interest margin was mainly attributable to rate reductions in the Federal Funds rate by the Federal Open Market Committee (FOMC) in the third and fourth quarters of 2007 for a combined 100 basis points which caused an immediate reduction in the variable rate loan portfolio and a delayed reduction of the Bank’s costs of its portfolio of time deposits. To a lesser extent, a change in the loan portfolio mix contributed to the margin compression, as a higher portion of the portfolio was fixed rate in 2007 compared to 2006. In addition, the slight decrease in demand deposits and the increases in time deposits and in other borrowed funds contributed to the decrease in the net interest margin.

•

The Company’s efficiency ratio for 2007 increased to 53.8% compared to 48.4% for 2006 due to increased operational costs consisting primarily of salaries and employee benefits of $2.0 million, an OTTI impairment of $1.3 million for an investment held in its available-for-sale portfolio and increased occupancy and regulatory expenses. Non-interest income declined $7.4 million due to a decline in gain on sale of loans of $2.7 million, an insurance settlement of $2.5 million in 2006, and reduced customer service fees of $1.2 million.

•

The return on average assets and return on average equity for 2007 decreased to 1.14% and 14.33%, respectively, compared to 1.53% and 20.66% in 2006. Net loan growth contributed $24.6 million in earnings, but was offset by a $3.5 million reduction in the average yield of the loan portfolio, a $9.8 million increase for growth in deposits and borrowings, and a $3.9 million increase in average funding cost during 2007, which resulted in the net interest margin compression of $6.1 million. In addition, the loan loss provision increased by $828,000, non-interest income declined by $7.3 million, and operating expenses increased by $3.7 million, offset by a lower income tax provision of $2.8 million.

•

The 2007 provision for loan losses increased $828,000 to $6.5 million compared to $5.7 million in 2006, due primarily to loan growth and the risk assessment of the loan portfolio. Management’s assessment of the credit risk inherent in the portfolio is based on a migration, quantitative and qualitative analyses, other historical factors and trends.

•

The decline in non-interest income in 2007 was due primarily to two factors. The first was a decrease in the gain on sale of loans of $2.7 million due to management’s decision to hold SBA loans rather than sell in the secondary market. The second was the effect of a non-recurring insurance settlement in 2006. On June 21, 2006, the Bank entered into a settlement with one of its insurance carriers, BancInsure, wherein BancInsure agreed to pay $3.75 million to settle its past and future obligations for legal fees under its insurance policies concerning the KEIC litigation. Approximately $1.0 million of the settlement was deferred to offset future litigation costs. Of the remaining $2.75 million, approximately $230,000 was utilized to recoup legal expenses incurred in the second quarter. The balance, approximately $2.5 million, has been reflected in non-interest income as insurance settlement – legal fees and represents reimbursement of legal fees associated with the KEIC litigation expensed prior to the quarter ended June 30, 2006. The recovery of $3.3 million was reflected in the 2006 financial statements and recovery of $469,000 was reflected in the 2007 financial statements.

The following are important factors in understanding the Company’s financial condition and liquidity:

•

Net loans grew $252.0 million or 16.4% to $1.79 billion at December 31, 2007 as compared to $1.54 billion at December 31, 2006. The growth in net loans was comprised primarily of net increases in commercial construction loans of $24.6 million, or 56.7%; real estate commercial loans of $154.5 million, or 14.9%; commercial loans of $33.7 million, or 12.1%; SBA loans of $19.9 million, or 39.3%; and consumer loans of $21.4 million, or 27.6%. Trade finance loans remained stable.

•

Total deposits increased $148.3 million, or 10.4%, to $1.58 billion at December 31, 2007 as compared to $1.43 billion at December 31, 2006. This was due to an effort to grow retail deposits in 2007. Money market accounts grew $53.8 million or 28.2%. While time deposits grew $141.2 million or 18.3%, there was a decline in non interest-bearing demand deposit accounts of $24.7 million or 6.4%. The Company borrows funds through the Federal Home Loan Bank, Treasury Tax and Loan Investment Program. Other borrowings increased $70.1 million or 30.5%.

•

As a result of the aforementioned growth in loans and increase in deposits, the ratio of net loans to total deposits increased to 113.4% at December 31, 2007 as compared to 107.5% at December 31, 2006.

•

Non-accrual assets increased to $6.6 million from $3.2 million, an increase of $3.4 million or 101%. The largest component that increased was non-performing SBA loans, which accounted for $2.7 million of the increase. The SBA guaranteed portion of these loans approximated $2.7 million. Even with the increase in non-performing assets, the ratio of non-performing assets as a percent of total loans and other real estate owned of 0.37% at December 31, 2007 reflects the Company’s strong underwriting policies and continued efforts to monitor and address potential credit issues effectively.

•

The ratio of non-accrual loans to total loans increased to 0.35% at December 31, 2007 compared to 0.21% at December 31, 2006. The ratio of allowance for loan losses to total nonperforming loans decreased to 327% at December 31, 2007, as compared to 534% at December 31, 2006, and the allowance for losses to total gross loans increased slightly to 1.13% at December 31, 2007 compared to 1.12% at December 31, 2006.

•	The most recent notification from the FDIC in May 2007 categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

•	The Company declared its quarterly cash dividend of $0.04 per share in March and $0.05 per share in June, September and December 2007 or $0.19 for the year ended December 31, 2007.

•	All liquidity measures at December 31, 2007 met or exceeded the same measures at December 31, 2006.

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

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and interest paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume) and (ii) changes in interest rates (rate):

	Year Ended December 31, 2007 vs. 2006 Increase (Decrease) Due to Change In			Year Ended December 31, 2006 vs. 2005 Increase (Decrease) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Earning assets:
Interest income:
Loans (10)	$24,562	$(3,510)	$21,052	$18,889	$10,247	$29,136
Federal funds sold	(1,549)	229	(1,320)	146	455	601
Investments (11)	(2,332)	1,102	(1,230)	561	1,589	2,150

Total earning assets	20,681	(2,179)	18,502	19,596	12,291	31,887

Interest expense:
Deposits and borrowed funds:
Money market and super NOW accounts	963	2,155	3,117	(4)	2,030	2,026
Savings deposits	(539)	(328)	(867)	34	347	381
Time Certificates of deposits	2,307	2,239	4,542	6,114	11,506	17,620
Other borrowings	7,067	(230)	6,837	2,834	689	3,523
Long-term subordinated debentures	—	38	38	—	302	302

Total interest-bearing liabilities	9,798	3,874	13,667	8,978	14,874	23,852

Net interest income	$10,883	$(6,053)	$4,835	$10,618	$(2,583)	$8,035

[10]

Loans are net of the allowance for loan losses, deferred fees and discount on SBA loans retained. Loan fees included in loan income were approximately $2.1 million, $1.3 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Amortized loan fees have been included in the calculation of net interest income. Non-accrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[11]

Investment yields have been computed on a tax equivalent basis for any tax-advantaged income. Adjustments to interest income were made in the amounts of $87,000, $97,000 and $114,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Net interest income was $76.3 million, $71.5 million and $63.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. The 2007 increase in net interest income of $4.8 million, or 6.8% was principally due to increases in the Company’s average gross loans which was $254.1 million in 2007 and offset by compression of our net interest margin primarily resulting from a 100 basis point decrease by FOMC in its lending rates, which caused an immediate reduction in the variable rate loan portfolio and a delayed reduction of the Company’s costs of its portfolio of time deposits.

Net Interest Margin

The following table shows the Company’s average balances of assets, liabilities and shareholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

	For the Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (12)	$1,640,425	$135,290	8.25%	$1,340,959	$114,238	8.52%	$1,111,087	$85,102	7.66%
Federal funds sold	4,609	255	5.53	33,286	1,575	4.73	29,316	974	3.32
Investments (13)	159,364	7,783	4.88	203,453	9,013	4.43	188,684	6,863	3.64

Total interest-earning assets	1,804,398	143,328	7.94%	1,577,698	124,826	7.91%	1,329,087	92,939	6.99%

Noninterest - earning assets:
Cash and due from banks	67,373			76,934			73,735
Bank premises and equipment, net	13,534			13,714			12,905
Customers’ acceptances outstanding	3,580			5,017			5,228
Accrued interest receivables	7,955			7,011			5,295
Other assets	33,394			31,502			27,232

Total noninterest-earning assets	125,836			134,178			124,395

Total assets	$1,930,234			$1,711,876			$1,453,482

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$233,984	$9,197	3.93%	$204,535	$6,081	2.97%	$204,727	$4,055	1.98%
Savings	64,906	2,177	3.35	80,219	3,044	3.79	79,210	2,663	3.36
Time certificate of deposits over $100,000	731,034	38,127	5.22	687,181	34,136	4.97	539,410	18,262	3.39
Other time certificate of deposits	99,624	4,694	4.71	98,077	4,142	4.22	86,796	2,396	2.76

	1,129,548	54,195	4.80	1,070,012	47,403	4.43	910,143	27,376	3.01
Other borrowed funds	224,860	11,298	5.02	83,941	4,461	5.31	26,799	938	3.50
Long-term subordinated debentures	18,557	1,493	8.05	18,557	1,455	7.84	18,557	1,153	6.21

Total interest-bearing liabilities	1,372,965	66,986	4.88	1,172,510	53,319	4.55	955,499	29,467	3.08%

Noninterest-bearing liabilities:
Demand deposits	382,071			390,675			381,566

Total funding liabilities	1,755,036		3.82%	1,563,185		3.41%	1,337,065		2.20%
Other liabilities	22,080			22,050			14,093

Shareholders’ equity	153,118			126,641			102,324

Total liabilities and shareholders’ equity	$1,930,234			$1,711,876			$1,453,482

Net interest income		$76,342			$71,507			$63,472

Cost of deposits			3.59%			3.25%			2.12%

Net interest spread (14)			3.06%			3.36%			3.91%

Net interest margin (15)			4.23%			4.53%			4.78%

[12]

Loans are net of the allowance for loan losses, deferred fees and discount on SBA loans retained. Loan fees included in loan income were approximately $2.1 million, $1.3 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Amortized loan fees have been included in the calculation of net interest income. Non-accrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[13]

Investment yields have been computed on a tax equivalent basis for any tax-advantaged income. Adjustments to interest income were made in the amounts of $87,000, $97,000 and $114,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

[14]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

[15]	Represents net interest income before the provision for loan losses measured as a percentage of average interest-earning assets.

The net interest margin for the years ended December 31, 2007, 2006 and 2005 was 4.23%, 4.53%, and 4.77%, respectively. The 30 basis point decrease in net interest margin in 2007 was due primarily to a reduction in the Federal Reserve lending rates by the FOMC of 100 basis points since September 18, 2007 through the end of the year and to a lesser extent, a change in the loan portfolio mix resulting in a higher portion of the loan portfolio being fixed rate in 2007 as compared to 2006, creating less sensitivity to interest rate changes and general rate increases in funding liabilities. In addition, the slight decrease in demand deposits and the increases in time deposits and in other borrowed funds contributed to the decrease in the net interest margin.

The average yield on loans for 2007 decreased to 8.25%, compared to the increase to 8.52% in 2006 from 7.66% in 2005, a decrease of 27 and an increase of 86 basis points, respectively. The increase in 2006 was primarily the result of increased earnings on the Company’s prime based loans as interest rates increased throughout 2005 and through the first half of 2006, and stabilized over the remainder of 2006 with the origination of new loans in 2006 and 2005 with effective yields higher than the average for 2007. The lower yields on loans for 2007 was a result of (i) an emphasis on fixed rate lending with lower yields compared to variable rate loans from the second half of 2006, which resulted in lower yields on the loan portfolio in 2007; and (ii) a reduction of 100 basis points in the fed funds rate in the third and fourth quarter of 2007.

The average yield on the investment portfolio was 4.88% in 2007, as compared to 4.43% and 3.64% in 2006 and 2005, respectively, an increase of 45 and 79 basis points, respectively. The increases in the investment portfolio yield for 2007 and 2006 were due mainly to a generally higher yield curve for the first six months of 2007 and management’s decision to extend portfolio duration.

The Company’s overall cost of interest bearing liabilities increased to 4.88% in 2007 from 4.55% and 3.08% in 2006 and 2005, respectively. The increase in cost of interest bearing liabilities for 2007 was primarily due to competitive deposit pricing, an increase in FHLB borrowings, impacts on credit markets generally resulting from the issue surrounding the subprime mortgage situation and higher interest rates during the first half of 2007. The increase from 2005 to 2006 was due to the funding of the Company’s loans growth with FHLB borrowings, which are more sensitive to market rate increases set by the Federal Reserve Board and time deposits over $100,000 which were secured in the later half of 2005 versus funding such growth with lower cost demand, money market and NOW or savings deposits.

The Company offers a wide variety of retail deposit account products to both consumer and commercial deposit customers. Time deposits, which are the Company’s highest cost deposits, consist primarily of retail fixed-rate certificates of deposit, and comprised 58.1% and 54.1% of the deposit portfolio at December 31, 2007 and 2006, respectively. The ratio of non-interest-bearing deposits to total deposits was 23.0% and 27.2% at December 31, 2007, and 2006, respectively. All other deposits, which include interest-bearing checking accounts called Negotiable Order Withdrawal (NOW), savings and money market accounts, accounted for the remaining 19.0% and 18.7% of the deposit portfolio at December 31, 2007 and 2006, respectively.

Deposit growth remains challenging as the Company continues to experience heightened market competition. Deposits increased 10.4% to $1.58 billion at December 31, 2007, from $1.43 billion at December 31, 2006, largely due to $70.3 million in deposits acquired through broker deposits. Deposit growth was comprised of increases in money market accounts of $53.8 million or 28.2% and time deposits of $141.2 million or 18.2%. These increases were partially offset by decreases in savings accounts of $22.0 million or 28.6%, and non-interest-bearing demand deposits of $24.7 million or 6.4%. Core deposits, or non-time jumbo deposit accounts, amounted to $775.2 million at December 31, 2007, representing 49.1% of total deposits, with jumbo time deposits representing the remaining 51.9%. This is lower than the Company’s core deposit ratio of 52.3% at December 31, 2006.

The Company’s ratio of average interest earning assets to interest bearing liabilities has remained relatively stable at 131.4%, 134.6% and 139.1% for 2007, 2006 and 2005, respectively.

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

Due primarily to loan growth and an increase in net write-offs, the provision for loan losses increased to $6.5 million for the year ended December 31, 2007, compared to $5.7 million and $3.4 million for 2006 and 2005, respectively. During 2007 net charge-offs were $3.4 million as compared to $2.1 million and $726,000 in 2006 and 2005, respectively. While Management believes that the allowance for loan losses of 1.13% of total loans was adequate at December 31, 2007, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below under “—Allowance for Loan Losses”.

Non-interest Income

The following table sets forth the various components of the Company’s non-interest income for the periods indicated:

	For the Year Ended December 31,
	2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Customer service fees	$6,940	46.69%	$8,181	36.81%	$9,125	44.45%
Fee income from trade finance transactions	2,621	17.63	3,412	15.35	3,491	17.00
Wire transfer fees	899	6.05	897	4.04	914	4.45
Gain on sale of loans	618	4.16	3,335	15.00	2,487	12.11
Net (loss) gain on sale of securities available for sale	—	0.00	(115)	(0.52)	51	0.25
Gain on sale of premises and equipment	12	0.08	—	0.00	—	0.00
Loan service fees	1,720	11.57	1,842	8.29	2,014	9.81
Insurance settlement - legal fees	—	0.00	2,520	11.34	—	0.00
Other income	2,053	13.82	2,154	9.69	2,449	11.93

Total noninterest income	$14,863	100.00%	$22,226	100.00%	$20,531	100.00%

As a percentage of average earning assets		0.82%		1.41%		1.54%

Non-interest income decreased 33.1%, or $7.4 million, to $14.9 million for the year ended December 31, 2007 compared to $22.2 million for the year ended December 31, 2006. The 2007 decrease in non-interest income was due to a one time insurance settlement in 2006, the decrease in gain on sale of loans and the decreases in customer service fees and other income (see discussion below). For the year ended December 31, 2007 non-interest income as a percentage of average earning assets decreased to 0.82% compared to 1.41% and 1.54% for the years ended December 31, 2006 and 2005, respectively. These decreases in non-interest income as a percentage of average earning assets are the result of decreases in non-interest income amounts over the past three years including by virtue of a reduction of gain on sale of loans in 2007 while average earning assets have increased from $1.6 billion at December 31, 2006 to $1.8 billion at December 31, 2007 and the reduction of gain on sale of loans in 2007. The primary sources of recurring non-interest income continue to be customer service fee charges on deposit accounts, fees from trade finance transactions, loan service fees and gains on the sale of SBA loans.

Customer service fees decreased $1.2 million, or 15.2%, from 2006 to 2007, and decreased $944,000, or 10.3%, from 2005 to 2006. The 2007 decrease of $1.2 million and the 2006 decrease of $944,000 were due primarily to management’s decision to close certain customer operating accounts whose activities, while generating service charges, were inconsistent with the Company’s risk management process and requirements. The decision was consistent with the Company’s intention of maintaining full compliance with all risk management polices and regulatory requirements. As a result of the aforementioned decreases, combined with the $7.4 million decrease in 2007 and the $1.7 million increase in 2006 of total non-interest income, customer service fees amounted to 46.7% of total non-interest income for 2007, compared to 36.8% and 44.5% in 2006 and 2005, respectively.

Fee income from trade finance transactions decreased $791,000, or 23.2%, from 2006 to 2007, and $79,000, or 2.3%, from 2005 to 2006. While Management continues efforts to increase the Company’s Asia Pacific trade, the Company has seen significant competition from larger financial institutions and peer banks. As a result of the lower volume and related fees, combined with the $7.4 million decrease in 2007 and the $1.7 million increase in 2006 of total non-interest income, fee income from trade finance transactions amounted to 17.6% of total non-interest income for 2007, as compared to 15.3%% and 17.0% in 2006 and 2005, respectively.

The gain on loan sales decreased $2.7 million, or 81.5%, from 2006 to 2007, and increased $848,000, or 34.1%, from 2005 to 2006. The Company sold $7.7 million of its SBA loans comprised of only the unguaranteed portion which accounted for the $618,000 gain in 2007 and $57.9 million comprised of guaranteed and unguaranteed portions of SBA loans which accounted for the $3.3 million gain during 2006. The primary reason for the 2007 decrease was Management’s decision to hold SBA loans for the loan yields and variable rate nature of these loans. Management will evaluate on a quarterly basis whether to sell SBA loans or hold them in the loan portfolio. While the decrease in the amount of loans sold factored into the increased gain on sale recognized in 2006, the primary cause for the increase was the larger percentage of unguaranteed portion sold in 2006 which was a substantial portion of the gain generated from the sale of the unguaranteed loans occurs from the recognition of the deferred gain that resulted from the sale of the guaranteed portion. As a result of the changes in volume and loan mix, combined with the $7.4 million decrease in 2007 and the $1.7 million increase in 2006 of total non-interest income, the gain on sale of loans amounted to 4.2% of total non-interest income for 2007, compared to 15.0% and 12.1% in 2006 and 2005, respectively.

Loan service fees decreased $122,000, or 6.6%, from 2006 to 2007, and decreased $172,000, or 8.5%, from 2005 to 2006. The decreases were due primarily to lower servicing fees earned as the amortization of the servicing assets increased from rising prepayments. As a result of these factors, combined with the $7.4 million decrease in 2007 and the $1.7 million increase in 2006 of total non-interest income, other loan related service fees amounted to 11.6% of total non-interest income for 2007, compared to 8.3% and 9.8% in 2006 and 2005, respectively.

Insurance settlement—legal fees represent a settlement with our insurance carrier regarding coverage of legal fees associated with our ongoing litigation with KEIC. The total settlement amounted to $3.75 million of which approximately $1.0 million was designated to offset future litigation expenses. Of the $1.0 million reserve, approximately $469,000 and $531,000 were recognized as a reduction of legal expenses in 2007 and 2006, respectively. Of the remaining $2.75 million, approximately $230,000 was utilized to recoup expenses incurred in the second quarter of 2006. The balance, approximately $2.5 million, was recognized as other income and represents reimbursement of legal fees expensed prior to the quarter ended June 30, 2006. The recovery of $3.3 million was reflected in the 2006 financial statements and the recovery of $469,000 was reflected in the 2007 financial statements.

Other income decreased $101,000, or 4.7%, from 2006 to 2007, and decreased $295,000, or 12.0%, from 2005 to 2006. The slight decrease in 2007 was attributable to the reduction of miscellaneous transaction fees during the year. The decrease in 2006 was attributable primarily to litigation settlements that approximated $850,000 in 2005 offset in part by an increase in fees earned from Travelers Express of approximately $350,000. As a result of these factors, combined with the $7.4 million decrease in 2007 and the $1.7 million increase in 2006 of total non-interest income, other income amounted to 13.8% of total non-interest for 2007, compared to 9.7% and 11.9% in 2006 and 2005, respectively.

Non-interest Expense

The following table sets forth the non-interest expenses for the periods indicated:

	For the Year Ended December 31,
	2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$25,650	52.31%	$23,684	49.17%	$20,265	47.80%
Occupancy	4,176	8.52	3,653	8.06	3,374	8.26
Furniture, fixtures, and equipment	2,072	4.23	1,933	4.26	1,809	4.43
Data processing	2,062	4.21	2,100	4.63	2,012	4.93
Professional service fees	3,222	6.57	4,187	9.24	3,771	9.24
Business promotion and advertising	2,390	4.87	2,572	8.76	2,039	6.83
Stationery and supplies	553	1.13	647	1.43	839	2.06
Telecommunications	636	1.30	650	1.43	600	1.47
Postage and courier service	738	1.50	731	1.61	735	1.80
Security service	1,030	2.10	991	2.19	817	2.00
Impairment loss of securities available for sale	1,328	2.71	—	0.00	—	0.00
Loss on interest rate swaps	—	0.00	26	0.06	586	1.44
Other operating expenses	5,178	10.55	4,153	9.16	3,978	9.74

Total noninterest expense	$49,035	100.00%	$45,327	100.00%	$40,825	100.00%

As a percentage of average earning assets		2.72%		2.87%		3.07%
Efficiency ratio		53.8%		48.4%		48.7%

Non-interest expense is comprised primarily of salary and employee benefits; occupancy; furniture, fixture, and equipment; data processing; professional service fees; business promotions and advertising; impairment loss of securities available for sale; and other operating expenses. Non-interest expense increased $3.7 million, or 8.2 % from 2006 to 2007 and $4.5 million, or 11.0% from 2005 to 2006. The 2007 increase in non-interest expense was due to increases in salaries and employee benefits, occupancy and impairment loss on securities available for sale. As a result of significant growth in average earning assets, combined with a lower growth rate in total non-interest expense, non-interest expense as a percentage of average earning assets decreased in 2007 to 2.72%, compared to 2.87% and 3.07% for 2006 and 2005, respectively.

The efficiency ratio, defined as the ratio of non-interest expense to the sum of net interest income before provision for loan losses and non-interest income, was 53.8% for the year ended December 31, 2007, compared with 48.4% and 48.7% for the years ended December 31, 2006 and 2005, respectively. While the efficiency ratios for 2006 and 2005 were relatively stable, the increase in the efficiency ratio from 2006 to 2007 from 48.4% to 53.8% was due primarily to higher increases in operating costs ($45.3 million in 2006 and $49.0 million in 2007, or 8.2%) as net interest income before provision for loan losses increased by $4.8 million, or 6.8% and the other than temporary impairment of $1.3 million in 2007.

Salaries and employee benefits increased $2.0 million, or 8.4%, from 2006 to 2007, and $2.8 million, or 14.2%, from 2005 to 2006. The increase in 2007 was due in part to (i) expenses associated with compensation of our former CEO including full salary as an officer through March 30, 2007 and lump sum payment of approximately $240,000, (ii) continued hiring activity of highly qualified personnel, and (iii) normal salary increases. The number of employees increased from 344 to 363 during 2007. The increase in 2006 was due in part to expenses associated with increased personnel to staff the Irvine, California and Seattle, Washington branches in addition to filling key management positions.

Occupancy expense increased $523,000, or 14.3%, from 2006 to 2007, and $279,000, or 8.3%, from 2005 to 2006. The increase in 2007 was due mainly to an increase in rent, property insurance and amortization of tenant improvements and the acquisition of a new Branch in Federal Way in Washington. The increase in 2006 was due mainly to increased operational costs (e.g., rent, property insurance costs and amortization of tenant improvements costs incurred over the past eighteen months) resulting from a full year of operational costs associated with the Irvine, California and Seattle, Washington branches.

Data processing expense decreased $38,000, or 1.8%, from 2006 to 2007, and increased $88,000, or 4.4%, from 2005 to 2006. These relatively minor changes in data processing costs reflect Management’s efforts to contain these costs as the Company’s branch system expanded and additional processing systems were implemented. As a result of these cost containment efforts, combined with the increase in total non-interest expense, data processing expenses as a percentage of total non-interest expense has declined to 4.2% in 2007, as compared to 4.6% and 4.9% in 2006 and 2005, respectively.

Professional service fees decreased $965,000, or 23.0%, from 2006 to 2007, and increased $416,000, or 11.0%, from 2005 to 2006. The decrease in 2007 was mainly due to non-recurring professional service fees related to the Company’s BSA compliance program in 2006. The increase in 2006 was due mainly to consulting costs attributable to resolving issues identified with the Company’s BSA compliance program offset in part by lower legal expenses. Professional service fees as a percentage of total non-interest expense have decreased to 6.6% for 2007 from 9.2% for both 2006 and 2005.

Business promotion and advertising expense decreased by $182,000, or 7.1%, from 2006 to 2007, and increased by $1.2 million, or 42.4%, from 2005 to 2006. The 2007 decrease was the result of the 20th anniversary and related costs incurred in 2006. The increase in 2006 was also due to increased promotional activity for the Company’s products and expanding LPO production. As a result of the 2006 increase, combined with the increase in total non-interest expense, business promotion and advertising expense as a percentage of total non-interest expense decreased to 4.9% in 2007, as compared to 8.8% and 6.8% in 2006 and 2005, respectively.

The Company recorded a $1.3 million impairment loss in 2007 as a result of an “other-than-temporary” decline in market value with respect to Fannie Mae Series F preferred stock due to changes in interest rates. The Company holds these investment grade, high yielding, and floating-rate securities as part of its available-for-sale investment portfolio. The unrealized loss was deemed a permanent impairment and recognized in 2007. During the first quarter of 2008, the Company’s investments in these securities were sold in its entirety with no additional loss from the December 31, 2007 adjusted book value.

The Company recorded a loss on interest rate swaps of $26,000 in 2006. The Company’s only remaining interest rate swap matured in August 2006. During 2005, the Company terminated one of its longer maturity interest rate swaps and recorded a net loss of $306,000. There were no swaps in 2007.

Other operating expense increased $1.0 million, or 24.7%, from 2006 to 2007, and $175,000, or 4.4%, from 2005 to 2006. The 2007 increase was primarily attributable to the increase in FDIC assessment of $435,000 (see the related discussion in Item 1, Business – Premiums for Deposit Insurance) during the year and a penalty of $126,000 paid in connection with inaccurate filing for our employee benefit plan in prior years. The 2006 increase was primarily attributable to increased corporate administrative costs (e.g., auto and travel and directors’ insurance), increased amortization of the Company’s CRA investments and losses incurred on the disposal of fixed assets. As a percentage of total non-interest expense, other operating expense increased to 10.6% in 2007 from 9.2% and 9.7% for 2006 and 2005, respectively.

The remaining non-interest expenses include such items as furniture, fixtures and equipment, stationery and supplies, telecommunications, postage, courier service and security service expenses. For the years ended 2007 and 2006, these non-interest expenses remained unchanged at $5.0 million.

Provision for Income Taxes

For the years ended December 31, 2007, 2006 and 2005, the provision for income taxes was $13.6 million, $16.5 million and $15.1 million, representing effective tax rates of approximately 38%, 39% and 38%, respectively. The primary reasons for the difference from the statutory federal tax rate of 35% and the state statutory tax rate of 11% are the reductions related to tax advantaged investments in low-income housing, municipal obligations and agency preferred stocks and California Enterprise Zone tax credit. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $744,000 for the year ended December 31, 2007 compared to $586,000 and $582,000 for the years ended December 31, 2006 and 2005, respectively.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns. The Company’s deferred tax assets were $13.1 million as of December 31, 2007 and $11.7 million as of December 31, 2006. As of December 31, 2007, the Company’s deferred tax assets were primarily due to the allowance for loans losses, deferred loan fees and impairment losses on preferred stocks.

Financial Condition

Summary

Total assets increased by $237.9 million, or 12.9%, to $2.1 billion as of December 31, 2007 compared to $1.8 billion at December 31, 2006. The increase in total assets was mainly due to a $252.4 million growth in net loans and a $5.0 million increase in investments in affordable housing partnerships offset by a $5.1 million reduction in cash and cash equivalents, and $18.9 million in investments. Net loans (including loans held for sale), investments, and money market and short-term investments as a percentage of total assets were 86.0%, 8.6% and 0.1%, respectively, as of December 31, 2007, as compared to 83.4%, 8.7% and 0.1%, respectively, at December 31, 2006. The growth in total assets was financed primarily by the increase in deposits of $173.0 million and FHLB borrowings of $70.0 million.

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

As of December 31, 2007 and 2006, gross loans represented 87.1% and 84.6%, respectively, of total assets. The largest volume increases among loan categories in 2007 were commercial real estate, commercial business loans, real estate construction, and consumer loans, which increased $154.5 million, $33.7 million, $24.6 million and $21.4 million, respectively. The loan portfolio composition table below reflects the gross and net amounts of loans outstanding as of December 31 for each year from 2003 to 2007.

As of December 31, 2007, no single industry or business category represented more than 10% of the loan portfolio. The Company also monitors the diversification of collateral of the real estate loan portfolio by area, by type of building, and by the type of building usage.

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	As of December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$68,143	3.76%	$43,508	2.79%	$4,713	0.38%	$16,919	1.65%	$18,464	2.53%
Commercial (16)	1,197,104	66.04	1,042,562	66.91	776,725	62.80	607,296	59.25	384,824	52.81
Commercial	310,962	17.16	277,296	17.79	243,052	19.65	208,995	20.39	147,368	20.22
Trade Finance (17)	66,964	3.69	66,925	4.29	90,370	7.30	83,763	8.17	61,886	8.50
SBA (18)	70,517	3.89	50,606	3.24	49,070	3.97	49,027	4.78	66,487	9.12
Consumer	98,943	5.46	77,567	4.97	71,499	5.78	58,178	5.68	49,530	6.80
Other (19)	26	0.00	115	0.01	1,473	0.12	864	0.08	179	0.02

Total Gross Loans	1,812,659	100.00%	1,558,579	100.00%	1,236,902	100.00%	1,025,042	100.00%	728,738	100.00%

Less:
Allowance for Losses	20,477		17,412		13,871		11,227		8,804
Deferred Loan Fees	1,847		2,347		1,595		1,356		331
Discount on SBA Loans Retained	700		1,644		2,287		1,986		2,595

Total Net Loans and Loans Held for Sale	$1,789,635		$1,537,176		$1,219,149		$1,010,473		$717,008

[16]	Real estate commercial loans are loans secured by first deeds of trust on real estate.

[17]	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.

[18]

Includes SBA loans held for sale of $41.5 million, $18.5 million, $12.7 million, $14.5 million and $24.9 million, at the lower of cost or market, at December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

[19]	Consists of transactions in process and overdrafts.

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

As of December 31, 2007, commercial real estate loans totaled $1.2 billion, representing 66.0% of total loans, compared to $1.0 billion or 66.9% of total loans at December 31, 2006. The slight decrease in the percentage of commercial real estate loans to total loans in 2007 was a result of the increase in real estate construction loans from 2006 to 2007.

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

Real estate construction loans totaled $68.1 million or 3.8% of total loans and $43.5 million or 2.8% of total loans at December 31, 2007 and 2006, respectively. The Company’s real estate construction portfolio varies from year-to-year as Management is selective in financing construction projects given the unique credit risk associated with these types of loans and the timing of the completion of construction and associated loan payoffs. Of $68.1 million, $30.5 million was related to the residential real estate market. Based on the current situation related to subprime mortgage, the Company is closely monitoring these projects and deems them to be performing as expected at December 31, 2007.

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

Commercial loans typically involve relatively large loan balances and are generally dependent on the businesses’ cash flows and thus may be subject to adverse conditions in the general economy or in a specific industry.

As of December 31, 2007 and 2006, commercial business loans totaled $311.0 million and $277.3 million, respectively. Although commercial business loans increased in 2007 by $33.7 million, as a percentage of total loans they decreased slightly to 17.2% at December 31, 2007 from 17.8% at December 31, 2006.

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

As of December 31, 2007, trade finance loans totaled $67.0 million, compared to $66.9 million as of December 31, 2006. While management continues efforts to increase the Company’s Asia Pacific trade, the Company has seen significant competition from larger financial institutions and peer banks. As a result of the lower trade finance volume, combined with the strong loan growth in the commercial real estate portfolio, these loans as a percentage of total loans declined to 3.7% in 2007 from 4.3% in 2006.

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

During the years 2007 and 2006, the Company originated $99.9 million, and $138.5 million, respectively, in SBA loans. The Company sold $7.7 million of SBA loans in 2007, a decrease of 86.7% as compared to $57.9 million in 2006. The Company sold both the guaranteed and unguaranteed portion of the SBA loans and retained the loan servicing obligation, for a fee. The primary reason for the 2007 decrease was management’s decision to hold SBA loans for the loan yields and variable rate nature of these loans. Management will evaluate on a quarterly basis whether to sell SBA loans or hold them in the loan portfolio. As of December 31, 2007, the Company was servicing $117.5 million of sold SBA loans, compared to $160.7 million as of December 31, 2006. SBA loans as a percentage of total loans have remained relatively stable, 3.9% in 2007 as compared to 3.2% in 2006, as the growth of the SBA portfolio has mirrored the overall growth of the Company’s total loans.

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

Consumer loans are generally unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance, because the collateral is more likely to suffer damage, loss or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, the collection of loans to individuals is dependent on the borrower’s continuing financial stability, and thus is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, various federal and state laws, including federal and state bankruptcy and insolvency laws, often limit the amount which a lender can recover on consumer loans. Consumer loans may also give rise to claims and defenses by consumer loan borrowers against the lender on these loans, such as the Company, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller or the underlying collateral.

Consumer loans remained a small percentage at 5.5 % and 5.0% of total loans as of December 31, 2007 and 2006. Automobile loans are the largest component of consumer loans, representing 63% and 71% of total consumer loans as of December 31, 2007 and 2006, respectively.

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

Total unused commitments to extend credit were $281.8 million and $266.0 million at December 31, 2007 and 2006, respectively. Unused commitments represented 15.5% and 17.1% of outstanding gross loans at December 31, 2007 and 2006, respectively. The Company’s standby letters of credit and commercial letters of credit at December 31, 2007 were $8.2 million and $19.6 million, respectively, as compared to $12.2 million and $28.2 million, respectively at December 31, 2006.

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the maturity distribution of the Company’s outstanding loans as of December 31, 2007. In addition, the table shows the distribution of such loans with floating interest rates and those with fixed interest rates. The table includes nonperforming loans of $6.3 million.

	As of December 31, 2007
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Real Estate
Construction	$64,482	$3,518	$143	$68,143
Commercial	250,230	780,341	166,533	1,197,104
Commercial	210,560	91,949	8,453	310,962
Trade Finance (20)	58,028	7,999	937	66,964
SBA	27,705	33,741	9,071	70,517
Consumer and other (21)	44,174	53,238	1,557	98,969

Total	$655,179	$970,786	$186,694	$1,812,659

Loans with predetermined (fixed) interest rates	$237,742	$698,701	$148,342	$1,084,785
Loans with variable (floating) interest rates	$417,437	$272,085	$38,352	$727,874

[20]	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted and documentary negotiable advances under commitments.

[21]	Other consists of transactions in process and overdrafts.

Nonperforming Assets

Nonperforming assets are defined as loans on non-accrual status, loans 90 days or more past due but not on non-accrual status, Troubled Debt Restructurings, and Other Real Estate Owned (“OREO”). Management generally places loans on non-accrual status when they become 90 days past due, unless they are both fully secured and in process of collection. Loans may be restructured by Management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms, where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full. OREO consists of real property acquired through foreclosure or similar means that Management intends to offer for sale.

Management’s classification of a loan as non-accrual or restructured is an indication that there is reasonable doubt as to the full collectibility of principal or interest on the loan. At this point, the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid. The remaining balance of the loan will be charged off if the loan deteriorates further due to a borrower’s bankruptcy or similar financial problems, unsuccessful collection efforts or a loss classification by regulators and/or auditors. These loans may or may not be collateralized, but collection efforts are continuously pursued.

The Company had one OREO property in the amount of $380,000, which is a residential property, at December 31, 2007 compared to none at December 31, 2006. The Company records the property at the lower of its carrying value or its fair value less anticipated disposal costs. Any write-down of OREO is charged to earnings. No write-down was necessary for the one OREO property as of December 31, 2007. The Company may make loans to potential buyers of OREO to facilitate the sale of OREO. In those cases, all loans made to such buyers must be reviewed under the same guidelines as those used for making customary loans, and must conform to the terms and conditions consistent with the Company’s loan policy. Any deviations from this policy must be specifically noted and reported to the appropriate lending authority. The Company follows Statement of Financial Accounting Standards No. 66 (SFAS No. 66), Accounting for Sales of Real Estate, when accounting for loans made to facilitate the sale of OREO. In accordance with paragraph 5 of SFAS No. 66, profit on real estate sales transactions shall not be recognized by the full accrual method until all of the following criteria are met:

•	A sale is consummated;

•	The buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property;

•	The seller’s receivable is not subject to future subordination; and

•	The seller has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans:
Construction	$—	$—	$1,632	$1,746	$2,249
Commercial	1,775	1,502	598	957	756
Trade Finance	—	—	—	—	102
SBA	4,033	1,330	600	620	195
Consumer	457	429	113	108	25

Total nonperforming loans	6,265	3,261	2,943	3,431	3,327
Other real estate owned	380	—	—	—	—

Total nonperforming assets	6,645	3,261	2,943	3,431	3,327
Guaranteed portion of nonperforming SBA loans	2,740	973	271	541	146

Total nonperforming assets, net of SBA guarantee	$3,905	$2,288	$2,672	$2,890	$3,181

Nonperforming loans as a percent of total loans	0.35%	0.21%	0.24%	0.34%	0.46%
Nonperforming assets as a percent of total loans and other real estate owned	0.37%	0.21%	0.24%	0.34%	0.46%
Allowance for loan losses to nonperforming loans	327%	534%	471%	327%	265%

Nonperforming loans totaled $6.3 million at December 31, 2007, an increase of $3.0 million as compared to $3.3 million at December 31, 2006. Nonperforming loans as a percentage of total loans increased to 0.35% at December 31, 2007 as compared to 0.21% at December 31, 2006. The increase in 2007 resulted from SBA loans that have become nonperforming during the year due to a weakening economy. At December 31, 2007, SBA non-accrual loans represented 64% of total nonperforming loans. Nonperforming assets as a percentage of total loans and other real estate owned increased to 0.37% at December 31, 2007 as compared to 0.21% at December 31, 2006. However, $2.7 million of the total $4.0 million in nonperforming SBA loans consisted of the guaranteed portion of such loans. At December 31, 2007, total nonperforming assets, net of the SBA guaranteed portion, were $3.9 million, representing 0.22% of both total loans and total loans and other real estate owned. There have been no nonperforming commercial real estate loans over the past five years.

Nonperforming loans increased by $318,000 to $3.3 million at December 31, 2006, as compared to $2.9 million in 2005. The slight increase in 2006 resulted from the sale of a real estate construction non-accrual loan in the amount of $1.6 million offset by additional loans placed on non-accrual status in the Company’s commercial real estate, commercial loan and SBA portfolios that are sensitive to rising interest rates. The federal government currently guarantees SBA loans at 75% to 85% of the principal amount and, accordingly, the amount included in the SBA category includes only the unguaranteed portion of the loan.

The following table provides information on impaired loans for the periods indicated:

	As of December 31,
	2007	2006
	(Dollars in thousands)
Impaired loans with specific reserves	$2,127	$329
Impaired loans without specific reserves	1,150	—

Total impaired loans	3,277	329
Allowance on impaired loans	(100)	(329)

Net recorded investment in impaired loans	$3,177	$—

Average total recorded investment in impaired loans	$8,181	$1,404

Interest income recognized on impaired loans on a cash basis	$1,361	$3

The Company evaluates impairment of loans according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Under SFAS No. 114, loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest payments and contractual principal payments. The amount of impairment is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Loans are identified for specific allowances from information provided by several sources including asset classification, third party reviews, delinquency reports, periodic updates to financial statements, public records, and industry reports. All loan types are subject to specific allowances once identified as impaired.

During the first quarter of 2007, the impaired loans outstanding were $21.3 million. During the second quarter, two loan relationships which were deemed impaired totaling $20.5 million at March 31, 2007 were removed from that status as a result of a payoff and a loan sale relating to these two loan relationships. For these reasons, the average total recorded investment in impaired loans was higher than the impaired loan balance at year-end.

Allowance for Loan Losses

The following table sets forth the composition of the allowance for loan losses as of dates indicated:

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Specific (impaired loans)	$100	$329	$41	$398	$825
Formula (non-homogeneous)	19,867	16,621	13,481	10,560	7,677
Homogeneous	510	462	349	269	302

Total allowance for loan losses	$20,477	$17,412	$13,871	$11,227	$8,804

The Company’s allowance for loan loss methodologies incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in the Company’s markets and, in particular, the state of certain industries. Size and complexity of individual credits, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in its methodologies. As the Company adds new products, increases the complexity of the loan portfolio, and expands the geographic coverage, the Company will enhance the methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have significant impact to the loan loss calculation. The Company believes that its methodologies continue to be appropriate given its size and level of complexity.

The allowance for loan losses reflects Management’s judgment of the level of allowance adequate to provide for probable losses inherent in the loan portfolio as of the date of the consolidated statements of financial condition. On a quarterly basis, the Company assesses the overall adequacy of the allowance for loan losses, utilizing a disciplined and systematic approach which includes the application of a specific allowance for identified problem loans, a formula allowance for identified graded loans and an allocated allowance for large groups of smaller balance homogenous loans.

Allowance for Specifically Identified Problem Loans. A specific allowance is established for impaired loans in accordance with SFAS 114. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The specific allowance is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. The Company measures impairment based on the fair value of the collateral, adjusted for the cost related to liquidation of the collateral.

Formula Allowance for Identified Graded Loans. Non-homogenous loans such as commercial real estate, construction, commercial business, trade finance and SBA loans that are not subject to the allowance for specifically identified loans discussed above are reviewed individually and subject to a formula allowance. The formula allowance is calculated by applying loss factors to outstanding Pass, Special Mention, Substandard and Doubtful loans. The evaluation of inherent loss for these loans involves a high degree of uncertainty, subjectivity and judgment because probable loan losses are not identified with a specific loan. In determining the formula allowance, the Company relies on a mathematical calculation that incorporates a twelve-quarter rolling average of historical losses. In order to reflect the impact of recent events, the twelve-quarter rolling average has been weighted. Loans risk rated Pass, Special Mention and Substandard for the most recent three quarters are adjusted to an annual basis as follows:

•	the most recent quarter is Weighted 4/1;

•	the second most recent is Weighted 4/2; and

•	the third most recent is Weighted 4/3.

The formula allowance may be further adjusted to account for the following qualitative factors:

•	changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;

•	changes in national and local economic and business conditions and developments, including the condition of various market segments;

•	changes in the nature and volume of the loan portfolio;

•	changes in the experience, ability, and depth of lending management and staff;

•	changes in the trend of the volume and severity of past due and classified loans, and trends in the volume of non-accrual loans and troubled debt restructurings, and other loan modifications;

•	changes in the quality of the Company’s loan review system and the degree of oversight by the directors;

•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	the effect of external factors such as competition and legal and regulatory requirements on the level of estimated losses in the Company’s loan portfolio.

Allowance for Large Groups of Smaller Balance Homogenous Loans. The portion of the allowance allocated to large groups of smaller balance homogenous loans is focused on loss experience for the pool rather than on an analysis of individual loans. Large groups of smaller balance homogenous loans consist of consumer loans to individuals. The allowance for groups of performing loans is based on historical losses over a three-year period. In determining the level of allowance for delinquent groups of loans, the Company classifies groups of homogenous loans based on the number of days delinquent and other qualitative factors and trends.

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated.

	As of and For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balances
Average total loans outstanding during the period (22)	$1,656,842	$1,356,169	$1,123,880	$878,819	$620,302

Total loans outstanding at end of period (22)	$1,810,112	$1,554,588	$1,234,615	$1,021,359	$725,812

Allowance for Loan Losses:
Balance at beginning of period before reserve for losses on commitments at beginning of period	$17,412	$13,871	$11,227	$8,804	$6,760
Loan:
Charge-offs:
Real estate
Construction	—	—	—	435	—
Commercial	—	258	—	—	—
Commercial	2,725	1,635	623	967	903
Consumer	218	333	227	165	225
Trade finance	—	—	—	—	—
SBA	609	473	37	63	126

Total loan charge-offs	3,552	2,699	887	1,630	1,254

Recoveries
Real estate
Construction	—	424	—	—	—
Commercial	—	—	—	—	—
Commercial	34	43	102	696	569
Consumer	72	101	12	35	40
Trade finance	—	—	23	41	545
SBA	17	6	24	31	144

Total recoveries	123	574	161	803	1,298

Net loan charge-offs	3,429	2,125	726	827	(44)

Provision for loan losses	6,494	5,666	3,370	3,250	2,000

Balance at end of period	$20,477	$17,412	$13,871	$11,227	$8,804

Ratios:
Net loan charge-offs (recoveries) to average loans	0.21%	0.16%	0.06%	0.09%	(0.01)%
Provision for loan losses to average total loans	0.39	0.42	0.30	0.37	0.32
Allowance for loan losses to gross loans at end of period	1.13	1.12	1.12	1.10	1.21
Allowance for loan losses to total nonperforming loans	327	534	471	327	264
Net loan charge-offs (recoveries) to allowance for loan losses at end of period	16.75	12.20	5.23	7.37	(0.50)
Net loan charge-offs (recoveries) to provision for loan losses	52.80	37.50	21.54	25.45	(2.20)

[22]	Net of deferred loan fees and discount on SBA loans sold.

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

The balance of the allowance for loan losses increased to $20.5 million as of December 31, 2007 compared to $17.4 million as of December 31, 2006. This increase was mainly due to the growth of the portfolio, and Management’s assessment of credit risk inherent in the portfolio.

Total charge-offs of $3.6 million for 2007 were primarily comprised of following industries: general merchandise wholesalers for 50.7%, dry cleaning businesses for 17.1%, clothing stores for 7.4%, and garment industry for 6.2%. The Company continued to record loss provisions to compensate for both the continued growth in the Company’s loan portfolio, continued change in the composition of the overall loan portfolio (reflecting a steady shift toward commercial real estate and commercial loans) and net write-offs. The Company provides an allowance for the new credits based on the migration analysis and other qualitative factors and trends. The ratio of the allowance for loan losses to nonperforming loans decreased to 327% at December 31, 2007 as compared to 534% and 471% in 2006 and 2005, respectively.

Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, Management performs an ongoing assessment of the risks inherent in the portfolio. As of December 31, 2007, Management believes the allowance to be adequate based on its assessment of the estimated and known risks in the portfolio migration analysis of charge-off history and other qualitative factors and trends.

However, no assurance can be given that economic conditions, which adversely affect the Company’s service areas or other circumstances, will not be reflected in an increase in the loan loss provision or loan losses. Nonperforming assets were $6.6 million as of December 31, 2007 compared to $3.3 million as of December 31, 2006. The 2007 increase was primarily due to growth in the loan portfolio and the weakening economic trends in our markets.

The provision for loan losses in 2007, 2006, and 2005 was $6.5 million, $5.7 million, and $3.4 million, respectively. The increase in 2006 and 2005 was due to the expansion in the Company’s loan portfolio and net charge-offs. Total charge-offs in 2007, 2006 and 2005 were $3.6 million, $2.7 million and $887,000, respectively. The largest single charge-off during 2007 and 2006 was $328,000 and $411,000, respectively. Net charge-offs were $3.4 million, $2.1 million and $726,000 in 2007, 2006 and 2005, respectively.

Allocation of Allowance for Loan Losses

The following table provides a breakdown of the allowance for loan losses by category as of the dates indicated:

	As of December 31,
	2007		2006		2005		2004		2003
	(Dollars in thousands)
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
Real Estate
Construction	$807	3.76%	$422	2.79%	$332	0.38%	$313	1.65%	$976	2.53%
Commercial	12,781	66.04	10,457	66.91	8,131	62.80	5,954	59.25	3,650	52.81
Commercial	4,192	17.16	3,795	17.79	3,199	19.65	2,665	20.39	2,260	20.22
Trade Finance	790	3.69	762	4.29	943	7.30	875	8.17	674	8.50
Consumer	964	3.89	786	3.24	716	3.97	579	5.68	495	6.80
SBA	943	5.46	1,190	4.97	535	5.78	487	4.78	749	9.12
Other	—	—	—	0.01	15	0.12	354	0.08	—	0.02

	$20,477	100.00%	$17,412	100.00%	$13,871	100.00%	$11,227	100.00%	$8,804	100.00%

The allocated allowance for other commercial business loans increased by $397,000, or 10.5%, to $4.2 million at December 31, 2007, compared to $3.8 million as of the December 31, 2006. Commercial business loans represented 17.2% of the loan portfolio and 20.5% of the allocated loan loss allowance at December 31, 2007. This disproportional allocation of the allowance for losses is based on historical information and analysis, since these types of loans have typically had the highest charge-off percentage.

The allocated allowance for SBA loans inclusive of SBA 504 loans decreased $247,000, or 20.8%, to $943,000 at December 31, 2007, compared to $1.2 million as of December 31, 2006. SBA loans represented 3.89% of the loan portfolio and 4.6% of allocated loan loss allowance at December 31, 2007.

The allocated allowance for other trade finance loans decreased $28,000, or 3.7%, to $754,000 at December 31, 2007, compared to $762,000 as of December 31, 2006. Trade finance loans represented 3.7% of the loan portfolio and 3.9% of allocated loan loss allowance at December 31, 2007.

The Company has not substantively changed any aspect of its overall approach in the determination of its allocation of allowance for loan losses in the periods discussed above. There have been no material changes in assumptions or estimation techniques in the periods discussed above that affected the determination of the current year allowance.

Investment Portfolio

The following table summarizes the amortized cost, fair value, and distribution of the Company’s investment securities as of the dates indicated:

	As of December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$500	$504	$489	$488	$498	$497
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	35,998	36,315	65,995	65,545	131,719	130,483
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	55,165	55,272	58,008	57,178	70,959	69,882
U.S. Government sponsored enterprise preferred stock	3,537	3,537	4,865	5,744	4,865	5,173
Corporate trust preferred securities	11,000	10,230	11,000	11,132	11,000	11,054
Mutual Funds backed by adjustable rate mortgages	4,500	4,499	4,500	4,444	3,000	2,961
Fixed rate collateralized mortgage obligations	17,041	17,228	2,230	2,203	2,817	2,800
Corporate debt securities	1,199	1,193	2,197	2,179	3,194	3,173

Total available for sale	$128,940	$128,778	$149,284	$148,913	$228,052	$226,023

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$5,327	$5,303	$4,961	$4,909	$4,130	$4,053
Municipal securities	5,605	5,658	5,630	5,662	6,922	6,961

Total held to maturity	$10,932	$10,961	$10,591	$10,571	$11,052	$11,014

Total investment securities	$139,872	$139,739	$159,875	$159,484	$239,104	$237,037

The Company’s investment securities portfolio is classified into two categories: Held-to-Maturity or Available-for-Sale. Statement of Financial Accounting Standards No. 115 (SFAS No. 115), Accounting for Certain Investments in Debt and Equity Securities, also provides for a trading portfolio classification, but the Company had no investment securities in this category for any of the reported periods. The Company classifies securities that it has the ability and intent to hold to maturity as held-to-maturity securities, to be sold only in the event of concerns with an issuer’s credit worthiness, a change in tax law that eliminates their tax-exempt status or other infrequent situations as permitted by SFAS No. 115. All other securities are classified as available-for-sale. The securities classified as held-to-maturity are presented at net amortized cost and available-for-sale securities are carried at their estimated fair values.

The Company aims to maintain an investment portfolio with an adequate mix of fixed-rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. The company’s investment securities portfolio consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise debt securities, mortgage-backed securities, corporate debt, and U.S. Government sponsored enterprise equity securities. The mortgage backed securities and collateralized mortgage obligations (CMO) are all agency-guaranteed residential mortgages. The company regularly models, evaluates and analyses each agency CMO’s to capture its unique allocation of principal and interest. The company currently classifies the investment portfolio as available-for-sale or held-to-maturity. Accordingly, available-for-sale securities are carried at their estimated fair values and held-to-maturity securities are carried at their net amortized cost.

The Company performs regular impairment analyses on the investment securities portfolio. If the Company determines that a decline in fair value is other-than-temporary, an impairment write-down is recognized in current earnings. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security and the Company’s ability and intent on holding the securities until the fair values recover. The securities that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2007 had investment grade ratings upon purchase. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at December 31, 2007. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, the Company has the ability and the intention to hold these securities until their fair values recover to cost. Because the Company has the ability and the intent to hold these investments until recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

As a result of the Company’s periodic reviews for impairment, the Company recorded $1.3 million in OTTI (Other-Than-Temporary-Impairment) charges on certain investment-grade FNMA agency perpetual preferred stocks held in the available-for-sale investment portfolio where the reduction in fair value was deemed to be other than temporary at December 31, 2007. On January 10th, 2008, the agency preferred stocks were sold without incurring additional loss beyond the impairment booked at December 31, 2007.

As of December 31, 2007, investment securities totaled $139.7 million or 6.7% of total assets, compared to $159.5 million or 8.7% of total assets at December 31, 2006. The decrease in the investment portfolio was mainly due to the reinvestment of proceeds from investment maturities and principal pay-downs into new loan originations.

As of December 31, 2007, available-for-sale securities totaled $128.8 million, compared to $148.9 million as of December 31, 2006. Available-for-sale securities as a percentage of total assets decreased to 6.2% as of December 31, 2007 from 8.1% as of December 31, 2006, as maturities and principal pay-downs were reinvested into new loans. Held-to-maturity securities increased to $10.9 million as of December 31, 2007, from $10.6 million as of December 31, 2006. This increase was due to additional investments in Community Reinvestment Act (CRA) qualified securities. The composition of available-for-sale and held-to-maturity securities was 92.2% and 7.8% as of December 31, 2007, compared to 93.4% and 6.6% as of December 31, 2006, respectively. For the year ended December 31, 2007, the yield on the average investment portfolio was 4.88%, representing an increase of 45 basis points as compared to 4.43% for 2006.

As of December 31, 2007 the Company had total fair value of $49.2 million of securities with unrealized losses of $1.0 million. Management believes these unrealized losses are due to temporary conditions, namely fluctuations in interest rates, and do not reflect a deterioration of credit quality of the issuer. The market value of securities with unrealized losses (for a period of twelve months or more) totaled $28.9 million, with related unrealized losses of these securities totaling $223 thousand.

The following table summarizes, as of December 31, 2007, the contractual maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

	Within one Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	$11,511	4.71%	$23,308	4.94%	$2,000	5.55%	$—	—%	$36,819	4.90%
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	281	4.58	822	4.44	6,188	4.86	47,981	4.84	55,272	4.83
U.S. Government sponsored enterprise preferred stock	—	—	—	—	—	—	3,537	4.56	3,537	4.56
Corporate trust preferred securities	—	—	—	—	—	—	10,230	7.00	10,230	7.00
Mutual Funds backed by adjustable rate mortgages	4,499	4.25	—	—	—	—	—	0.00	4,499	4.25
Fixed rate collateralized mortgage obligations	—	—	—	—	1,742	4.67	15,486	5.71	17,228	5.60
Corporate debt securities	1,193	3.84	—	—	—	—	—	0.00	1,193	3.84

Total available for sale	$17,484	4.53%	$24,130	4.92%	$9,930	4.97%	$77,234	5.29%	$128,778	5.09%

Held to Maturity (Amortized Cost):
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$—	—%	$—	—%	$—	—%	$5,327	4.95%	$5,327	4.95%
Municipal securities	390	5.89	1,649	5.74	2,754	5.26	812	5.53	5,605	5.48

Total held to maturity	$390	5.89%	$1,649	5.74%	$2,754	5.26%	$6,139	3.88%	$10,932	4.58%

Total investment securities	$17,874	4.56%	$25,779	4.97%	$12,684	5.03%	$83,373	5.18%	$139,710	5.05%

Interest Earning Short-Term Investments

The Company invests its short-term excess available funds in overnight Fed Funds and money market funds. As of December 31, 2007 and 2006 the Company had $7.1 million and none invested in overnight Fed Funds. As of December 31, 2007 and 2006, the amounts invested in money market funds and interest-bearing deposits in other banks were $2.8 million and $1.9 million, respectively. The investment in Fed Funds averaged $4.6 million and $33.3 million for the year ended December 31, 2007 and 2006, respectively. Interest earned on these funds was 5.53% and 4.73% in 2007 and 2006, respectively.

Other Assets

The Company’s investment in the FHLB stock totaled $15.2 million and $11.0 million as of December 31, 2007 and 2006, respectively. FHLB stock is required in order to utilize a borrowing facility when needed. The Company purchased $9.7 million of additional shares of FHLB stock during 2007 due to the FHLB’s minimum capital stock requirement for its member banks based on the member’s December 31 regulatory financial data and on current advances outstanding.

Other investments, totaling $11.9 million and $6.9 million as of December 31, 2007 and 2006, respectively, are comprised of limited partnership interests owned by the Company in affordable housing projects for lower income tenants. Investments in these projects enable the Company to obtain CRA credit and federal and state income tax credits, as previously discussed in “Provision for Income Taxes.” In addition, the Company invested $10.0 million in bank owned life insurance (BOLI) in December 2003. BOLI is an insurance policy with a single premium paid at policy commencement. Its initial cash surrender value is equivalent to the premium paid, and the value grows through non-taxable increases in its cash surrender value through interest earned on the policy, net of the cost of insurance plus any death benefits ultimately received by the Company. The cash surrender value of BOLI as of December 31, 2007 and 2006 was $11.6 million and $11.2 million, respectively. Even though BOLI and the investment in affordable housing partnerships generally enhance profitability, they are not classified as interest-earning assets.

Cash on hand and balances due from correspondent banks represent the largest component of the Company’s non-earning assets. Cash on hand and balances due from correspondent banks represented 2.8% and 3.9% of total assets for December 31, 2007 and 2006, respectively. The outstanding balance of cash and due from banks was $58.3 million and $71.5 million as of December 31, 2007 and 2006, respectively. The ratio of average cash and due from banks to average total assets declined to 3.5% for 2007 as compared to 4.5% for 2006. The Company maintained balances at correspondent banks to cover daily in-clearings and other activities. The average reserve balance requirements were approximately $12.5 million and $6.4 million as of December 31, 2007 and 2006, respectively, most of which was covered by cash on hand and vault cash held (no additional balances were maintained with the Federal Reserve Bank for this purpose).

A significant component of non-earning assets is Premises and Equipment, which is stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related leases, or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense was $1.9 million in both 2007 and 2006. The net book value of the Company’s premises and equipment totaled $13.6 million at December 31, 2007, an increase of $300,000, compared to $13.3 million at December 31, 2006.

Other assets decreased by $556,000 to $3.5 million as of December 31, 2007 compared to $4.1 million at December 31, 2006. The decrease principally reflects reductions in the Company’s servicing assets due to prepayments.

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

The Company offers a wide variety of retail deposit account products to both consumer and commercial deposit customers. Time deposits, which are the Company’s highest cost deposits, consist primarily of retail fixed-rate certificates of deposit, and comprised 58.1% and 54.1% of the deposit portfolio at December 31, 2007 and 2006, respectively. The ratio of non-interest-

bearing deposits to total deposits was 23.0% and 27.2% at December 31, 2007, and 2006, respectively. All other deposits, which include interest-bearing checking accounts (NOW), savings and money market accounts, accounted for the remaining 19.0% and 18.7% of the deposit portfolio at December 31, 2007 and 2006, respectively.

Deposit growth remains challenging as the Company continues to experience heightened market competition. Deposits increased 10.4% to $1.58 billion at December 31, 2007, from $1.43 billion at December 31, 2006, largely due to $70.3 million in deposits acquired through broker deposits. Deposit growth was comprised of increases in money market accounts of $53.8 million or 28.2% and time deposits of $141.2 million or 18.2%. These increases were partially offset by decreases in savings accounts of $22.0 million or 28.6%, and non-interest-bearing demand deposits of $24.7 million or 6.4%. Core deposits, or non-time jumbo deposit accounts, amounted to $775.2 million at December 31, 2007, representing 49.1% of total deposits, with jumbo time deposits representing the remaining 51.9%. This is lower than the Company’s core deposit ratio of 52.3% at December 31, 2006.

As of December 31, 2007 and 2006, time deposits of $100,000 or more totaled $802.5 million and $682.1 million, respectively, representing 50.9% and 47.7%, respectively, of the total deposit portfolio. These accounts, consisting primarily of consumer deposits and deposits from the State of California, had a weighted average interest rate of 4.33% and 4.97% at December 31, 2007 and 2006, respectively.

The following table provides the remaining maturities of the Company’s time deposits in denominations of $100,000 or greater as of December 31, 2007 and 2006:

	As of December 31,
	2007	2006
	(Dollars in thousands)
Three months or less	$412,981	$383,134
Over three months through six months	231,462	151,831
Over six months through twelve months	149,097	135,071
Over twelve months	8,984	12,071

Total	$802,524	$682,107

The Company’s average deposit cost increased to 3.59% during 2007 from 3.25% in 2006.

Information concerning the average balance and average rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield table in the previous section entitled “Results of Operations—Net Interest Margin”.

Other Borrowed Funds

As of December 31, 2007, the Company borrowed $298.5 million as compared to $223.8 million at December 31, 2006 from the Federal Home Loan Bank of San Francisco with note terms from less than 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at the predetermined schedules over the life of the notes. Of the $298.5 million outstanding, $145.0 million is composed of six fixed rate term advances, each with an option to be called by the FHLB after the lockout dates varying from 6 months to 2 years. If market interest rates are higher than the advances’ stated rates at that time, the advances will be called by the FHLB and the Company will be required to repay the FHLB. If market interest rates are lower after the lockout period, then the advances will not be called by the FHLB. If the advances are not called by the FHLB, then they will mature on the maturity date ranging from 4 years to 10 years. The Company may repay the advances with a prepayment penalty at any time. If the advances are called by the FHLB, there is no prepayment penalty.

Under the FHLB borrowing agreement, the Company has pledged under a blanket lien all qualifying commercial and residential loans as collateral with a total carrying value of $1.2 billion at December 31, 2007 as compared to $1.1 billion at December 31, 2006

Total interest expense on FHLB borrowings was $11.2 million and $4.4 million for the years ended December 31, 2007 and 2006, respectively, reflecting average interest rates of 5.01% and 5.27%, respectively.

The Company also regularly uses short-term borrowing from the U.S. Treasury to manage Treasury Tax and Loan payments. Notes issued to the U.S. Treasury amounted to $1.1 million as of December 31, 2007 compared to $675,000 as of December 31, 2006. Interest expense on these borrowings was $25,000 and $31,000 in 2007 and 2006, respectively, reflecting average interest rates of 2.23% and 3.68%, respectively. The details of these borrowings for the years 2007, 2006, and 2005 are presented in Note 9 to the Consolidated Financial Statements in Item 8 herein.

In addition, the issuance of a long-term subordinated debenture at the end of 2004 in connection with the issuance of $18.6 million in “pass-through” trust preferred securities provided an additional source of funding. (See Note 11 to the Financial Statements in Item 8 herein).

Short-term borrowings principally include overnight fed funds purchased and advances from the FHLB. The details of these borrowings for the years 2007, 2006, and 2005 are presented below:

	2007	2006	2005
	(dollars in thousands)
Federal funds purchased:
Balance at December 31,	$—	$5,000	$—
Average amount outstanding	308	140	143
Maximum amount outstanding at any month end	—	5,000	15,000
Average interest rate for the year	4.52%	5.36%	4.47%
FHLB borrowings:
Balance at December 31,	$151,000	$217,000	$20,000
Average amount outstanding	154,020	76,026	18,486
Maximum amount outstanding at any month end	279,000	217,000	60,000
Average interest rate for the year	5.26%	5.35%	3.09%

Contractual Obligations

The following table presents, as of December 31, 2007, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Payments due by period
	2008	2009	2010	2011	2012 and thereafter	Total
	(Dollars in thousands)
Debt obligations (23)	$—	$—	$—	$—	$18,557	$18,557
FHLB advances	151,325	343	361	25,381	121,096	298,506
Deposits	917,616	15,513	7,876	4,525	4,091	949,621
Operating lease obligations	2,176	2,114	1,878	1,125	3,862	11,155

Total contractual obligations	$1,071,117	$17,970	$10,115	$31,031	$147,606	$1,277,839

[23]	Includes principal payments only.

Off-Balance Sheet Arrangements

The Company may also have liabilities under certain contractual agreements contingent upon the occurrence of certain events.

As part of its service to its small to medium-sized business customers, the Company from time to time issues formal commitments and lines of credit. These commitments can be either secured or unsecured and 90% are short-term, or less than one year. They may be in the form of revolving lines of credit for seasonal working capital needs. However, these commitments may also take the form of standby letters of credit and commercial letters of credit. Commercial letters of credit facilitate import trade. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

Total unused commitments to extend credit were $281.8 million and $266.0 million at December 31, 2007 and 2006, respectively. Unused commitments represented 15.5% and 17.1% of outstanding gross loans at December 31, 2007 and 2006, respectively. The Company’s standby letters of credit and commercial letters of credit at December 31, 2007 were $8.2 million and $19.6 million, respectively, as compared to $12.2 million and $28.2 million, respectively at December 31, 2006.

Liabilities for losses on outstanding commitments of $317,000 and $319,000 were reported separately in other liabilities at December 31, 2007 and 2006.

A discussion of significant contractual arrangements under which the Company may be held contingently liable, including guarantee arrangements, is included in Note 13—“Commitments and Contingencies” and Note 17—“Financial Instruments with Off-Balance Sheet Risk” to the Consolidated Financial Statements Item 8 herein.

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

The Company’s overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and economic value of equity. Economic value of equity is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Company simulates the effect of instantaneous interest rate changes on net interest income and economic value of equity on a quarterly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of December 31, 2007 and 2006, respectively, assuming a parallel shift of 100 to 300 basis points in both directions.

	Net Interest Income24)		Economic Value of Equity (EVE)25)
Change (In Basis Points)	December 31, 2007 % Change	December 31, 2006 % Change	December 31, 2007 % Change	December 31, 2006 % Change
+300	5.14%	8.04%	-31.64%	-28.97%
+200	3.59%	5.48%	-20.85%	-19.20%
+100	1.88%	2.80%	-9.46%	-9.65%
Level
-100	-4.06%	-3.14%	6.95%	7.30%
-200	-8.64%	-6.82%	12.12%	12.16%
-300	-13.46%	-10.73%	16.76%	16.20%

[2][4]	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios

[2][5]	The percentage change represents economic value of equity of the Company in a stable interest rate environment versus economic value of equity in the various rate scenarios

All interest-earning assets and interest-bearing liabilities are included in the interest rate sensitivity analysis at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, respectively, our estimated changes in net interest income and economic value of equity were within the ranges established by the Board of Directors, with the exception of up 200 basis points and 300 basis points scenarios in the economic value of equity at December 31, 2007. The increase in fixed rate loans as a percentage of the total loan portfolio from 48% at December 31, 2006 to 61% at December 31, 2007 had the most significant impact on the change in EVE. The Company will continue its efforts to bring the EVE back into compliance by actively managing assets and liabilities. The company can lengthen the duration of its liabilities and/or reposition the balance sheet by changing the interest rate composition of the company’s asset portfolio.

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

Derivatives

The Company’s historical strategies in protecting both net interest income and the economic value of equity from significant movements in interest rates have involved using various methods of assessing existing and future interest rate risk exposure and diversifying and restructuring its investment portfolio accordingly. The Company may use off-balance sheet instruments, such as interest rate swaps, as part of its overall goal of minimizing the impact of interest rate fluctuations on the Company’s net income, shareholders’ equity and cash flows. As of December 31, 2005 the Company had one outstanding swap contract with a notional value of $25.0 million. This swap contract expired in August 2006 and no new swap contracts were entered into during 2006 or 2007.

Net interest settlements of $255,000 (payments) and $26,000 (receipts) were recorded for the years ended December 31, 2006 and 2005, respectively, in non-interest expense. Since the Company does not apply hedge accounting treatment for its interest rate swaps, market value adjustments of the swaps are included in other assets and recorded through current earnings. The total market value adjustment was a loss of $26,000 for 2006 compared to a loss of $586,000 in 2005.

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

As a means of augmenting the liquidity sources, the Company has available a combination of borrowing sources comprised of FHLB advances, federal funds lines with various correspondent banks, and access to the wholesale markets. The Company believes these liquidity sources to be stable and adequate. At December 31, 2007, the Company was not aware of any information that was reasonably likely to have a material adverse effect on our liquidity position.

The liquidity of the Company is primarily dependent on the payment of cash dividends by its subsidiary, Center Bank, subject to limitations imposed by the laws of the State of California.

As part of the Company’s liquidity management, the Company utilizes FHLB borrowings to supplement our deposit source of funds. Therefore, there could be fluctuations in these balances depending on the short-term liquidity and longer-term financing need of the Company. The Company’s primary sources of liquidity are derived from financing activities, which include customer and broker deposits, federal funds facilities, and advances from the Federal Home Loan Bank of San Francisco.

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

	As of December 31, 2007	As of December 31, 2006
Net loans	$1,789,635	$1,434,411
Deposits	1,577,674	1,429,399
Net loan to deposit	113.4%	107.5%

As of December 31, 2007, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 5.6%, compared to 7.9% at December 31, 2006. The Company’s liquidity ratio decreased as a result of a reduction in cash and other marketable assets during 2007 as investments matured and cash and due from banks accounts were more efficiently managed. Total available liquidity as of December 31, 2007 was $97.3 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available-for-sale securities. The Company’s net non-core fund dependence ratio was 55.8% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $265 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The net non-core fund dependence ratio was 41.9% assuming this $265 million is stable and core fund sources and certain portions of money market account as volatile. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by long-term assets. All of the ratios were in compliance with internal guidelines as of and for the year ended December 31, 2007. The Company is looking toward the growth of retail deposits, borrowings and brokered deposits to meet its liquidity needs in the future. At December 31, 2007, the Company had $95 million available in federal funds lines, $120 million FHLB borrowings and a $25 million line of credit held at the holding company totaling $240 million of available funding sources. This does not include the Company’s ability to purchase wholesale broker deposits. It is anticipated that the Company will utilize a combination of existing liquidity sources and long-term borrowings or subordinated debt of approximately $40 million to fund the acquisition of FICB which is expected to close in the second quarter of 2008.

Capital Resources

Shareholders’ equity as of December 31, 2007 was $157.5 million, compared to $140.7 million as of December 31, 2006. The primary sources of increases in capital have been retained earnings and proceeds and tax benefits from the exercise of employee and/or director stock options. The Company did, however, issue $18 million in trust preferred securities in 2004 through its wholly owned subsidiary, Center Capital Trust I. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements that represent Tier I capital would be limited to 25 percent of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 10.4% of the Company’s Tier I capital. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale and share-based compensation expense under SFAS 123R. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company is financially sound and able to support its growth from its retained earnings. Until October 2003, the Company had been reinvesting all of its earnings into its capital in order to support the Company’s continuous growth, and paid only stock rather than cash dividends. Beginning in October 2003 Center Financial commenced a new dividend policy of paying quarterly cash dividends to its shareholders. In accordance with this policy, the Company continued to pay quarterly cash dividends of 4 cents per share in January and April of 2007 and 5 cents per share in July and October 2007, for a total of $3.2 million. Center Financial plans to continue to pay quarterly cash dividends in the future, provided that such dividends allow Center Financial to continue to meet regulatory capital requirements and are not overly restrictive to its growth capacity. However, no assurance can be given that the Bank’s and Center Financial’s future earnings and/or growth expectations in any given year will justify the payment of such a dividends, and any such dividends will be at the sole discretion of the Center Financial board of directors.

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose Tier I risk based capital ratio, total risk based capital ratio and leverage ratio meet or exceed 6%, 10% and 5%, respectively, are deemed to be “well-capitalized.” As of December 31, 2007, all of the Company’s capital ratios were above the minimum regulatory requirements for a “well-capitalized” institution.

The following table compares Center Financial’s and the Bank’s actual capital ratios at December 31, 2007 and 2006, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Risk Based Ratios
2007
Total Capital (to Risk-Weighted Assets)	10.42%	10.19%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	9.31%	9.08%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	8.49%	8.28%	4.00%	5.00%

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Risk Based Ratios
2006
Total Capital (to Risk-Weighted Assets)	10.54%	10.42%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	9.45%	9.33%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	8.62%	8.51%	4.00%	5.00%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following financial statements and independent registered public accounting firm’s reports are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Center Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Center Financial Corporation (a California corporation) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Center Financial Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Center Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2008 expressed an unqualified opinion on the effectiveness of Center Financial Corporation’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Los Angeles, California

February 22, 2008

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2007	2006
	(Dollars in thousands)
ASSETS
Cash and due from banks	$58,339	$71,504
Federal funds sold	7,125	—
Money market funds and interest-bearing deposits in other banks	2,825	1,872

Cash and cash equivalents	68,289	73,376
Securities available for sale, at fair value	128,778	148,913
Securities held to maturity, at amortized cost (fair value of $10,961 as of December 31, 2007 and $10,571 as of December 31, 2006)	10,932	10,591
Federal Home Loan Bank and Pacific Coast Bankers Bank stock, at cost	15,219	11,065
Loans, net of allowance for loan losses of $20,477 as of December 31, 2007 and $17,412 as of December 31, 2006	1,748,143	1,518,666
Loans held for sale, at the lower of cost or market	41,492	18,510
Premises and equipment, net	13,585	13,322
Customers’ liability on acceptances	3,292	4,871
Other real estate owned, net	380	—
Accrued interest receivable	8,886	8,574
Deferred income taxes, net	13,142	11,723
Investments in affordable housing partnerships	11,911	6,878
Cash surrender value of life insurance	11,583	11,183
Goodwill	1,253	1,253
Intangible assets, net	267	320
Other assets	3,511	4,067

Total	$2,080,663	$1,843,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$363,465	$388,163
Interest-bearing	1,214,209	1,041,236

Total deposits	1,577,674	1,429,399
Acceptances outstanding	3,292	4,871
Accrued interest payable	13,213	11,458
Other borrowed funds	299,606	229,490
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	10,868	8,803

Total liabilities	1,923,210	1,702,578
Commitments and Contingencies	—	—
Shareholders’ Equity
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,366,791 shares (including 8,850 shares of unvested restricted stock) as of December 31, 2007 and 16,632,601 shares as of December 31, 2006	67,006	69,172
Retained earnings	90,541	71,777
Accumulated other comprehensive loss, net of tax	(94)	(215)

Total shareholders’ equity	157,453	140,734

Total liabilities and shareholders’ equity	$2,080,663	$1,843,312

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$135,290	$114,238	$85,102
Interest on federal funds sold	255	1,575	974
Interest on taxable investment securities	6,416	7,547	6,023
Interest on tax-advantaged investment securities	516	528	321
Dividends on equity stock	689	419	224
Money market funds and interest-earning deposits	75	422	181

Total interest and dividend income	143,241	124,729	92,825
Interest Expense:
Interest on deposits	54,195	47,403	27,376
Interest expense on long-term subordinated debentures	1,493	1,455	1,153
Interest on borrowed funds	11,298	4,461	938

Total Interest expense	66,986	53,319	29,467

Net interest income before provision for loan losses	76,255	71,410	63,358
Provision for loan losses	6,494	5,666	3,370

Net interest income after provision for loan losses	69,761	65,744	59,988
Noninterest Income:
Customer service fees	6,940	8,181	9,125
Fee income from trade finance transactions	2,621	3,412	3,491
Wire transfer fees	899	897	914
Gain on sale of loans	618	3,335	2,487
Net (loss) gain on sale of securities available for sale	—	(115)	51
Gain on sale of premises and equipment	12	—	—
Loan service fees	1,720	1,842	2,014
Insurance settlement - legal fees	—	2,520	—
Other income	2,053	2,154	2,449

Total noninterest income	14,863	22,226	20,531

Noninterest Expense:
Salaries and employee benefits	25,650	23,684	20,265
Occupancy	4,176	3,653	3,374
Furniture, fixtures, and equipment	2,072	1,933	1,809
Data processing	2,062	2,100	2,012
Professional service fees	3,222	4,187	3,771
Business promotion and advertising	2,390	2,572	2,039
Stationery and supplies	553	647	839
Telecommunications	636	650	600
Postage and courier service	738	731	735
Security service	1,030	991	817
Impairment loss of securities available for sale	1,328	—	—
Loss on interest rate swaps	—	26	586
Other operating expenses	5,178	4,153	3,978

Total noninterest expense	49,035	45,327	40,825

Income before income tax provision	35,589	42,643	39,694
Income tax provision	13,646	16,485	15,091

Net income	$21,943	$26,158	$24,603

EARNINGS PER SHARE:
Basic	$1.32	$1.58	$1.50

Diluted	$1.31	$1.57	$1.48

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
	(Dollars and Share Numbers in thousands)
BALANCE, JANUARY 1, 2005	16,283	$64,785	$26,290	$(355)	$90,720
Comprehensive income
Net income			24,603		24,603
Other comprehensive income
Change in unrealized loss, net of tax benefit of $556 on:
Securities available for sale				(821)	(821)

Comprehensive income					23,782

Stock options exercised	156	837			837
Cash dividend ($0.16) per share	—	—	(2,625)	—	(2,625)

BALANCE, DECEMBER 31, 2005	16,439	65,622	48,268	(1,176)	112,714
Comprehensive income
Net income			26,158		26,158
Other comprehensive income
Change in unrealized gain, net of tax expense of $697 on:
Securities available for sale				961	961

Comprehensive income					27,119

Stock options exercised	194	2,305			2,305
Tax benefit from stock options exercised		523			523
Share-based compensation		722			722
Cash dividend ($0.16) per share	—	—	(2,649)	—	(2,649)

BALANCE, DECEMBER 31, 2006	16,633	69,172	71,777	(215)	140,734
Comprehensive income
Net income			21,943		21,943
Other comprehensive income
Change in unrealized loss, net of tax expense of $89 on:
Securities available for sale				121	121

Comprehensive income					22,064

Stock options exercised	99	1,226			1,226
Restricted stock, net of forfeitures	9	18			18
Share-based compensation		1,198			1,198
Purchases of common stock	(374)	(4,608)			(4,608)
Cash dividend ($0.19) per share	—	—	(3,179)	—	(3,179)

BALANCE, DECEMBER 31, 2007	16,367	$67,006	$90,541	$(94)	$157,453

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME—(Continued)

	Year Ended December 31,
	2007	2006	2005
Disclosures of reclassification amounts for the years ended December 31,
Unrealized holding gain (loss) arising during period, net of tax expense (benefit) of $89 in 2007, $649 in 2006 and $(606) in 2005	$121	$895	$(822)
Less reclassification adjustment for amounts included in net income, net of tax expense (benefit) of $0 in 2007, $(48) in 2006 and $10 in 2005	—	66	1

Net change in unrealized gain (loss) on securities available for sale, net of tax expense (benefit) of $89 in 2007, $697 in 2006 and $(596) in 2005	$121	$961	$(821)

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$21,943	$26,158	$24,603
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option compensation	1,216	722	—
Depreciation and amortization	2,763	2,429	1,644
Amortization of deferred fees	(2,101)	(1,253)	(1,337)
Mark to market adjustments on interest rate swaps	—	229	306
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	66	(196)	21
Provision for loan losses	6,494	5,666	3,370
Impairment of securities available for sale	1,328	—	—
Net (gain) loss on sale of premises and equipment	(9)	125	—
Net loss (gain) on sale of securities available for sale	—	115	(51)
Originations of SBA loans held for sale	(30,479)	(64,127)	(48,959)
Gain on sale of loans	(618)	(3,335)	(2,487)
Proceeds from sale of loans	21,680	66,330	53,230
Deferred tax provision	(1,949)	(2,216)	(2,443)
Federal Home Loan Bank stock dividend	(642)	(323)	(190)
Increase in accrued interest receivable	(312)	(2,088)	(1,592)
Net increase in cash surrender value of life insurance policy	(400)	(378)	(376)
Increase (decrease) in other assets and servicing assets	2,273	(546)	4,257
Increase in accrued interest payable	1,755	2,374	5,402
Increase (decrease) in accrued expenses and other liabilities	752	2,241	(3,770)

Net cash provided by operating activities	23,760	31,927	31,628

Cash flows from investing activities:
Purchase of securities available for sale	(54,448)	(9,090)	(209,417)
Proceeds from principal repayment, matured, or called securities available for sale	73,416	74,038	131,789
Proceeds from sale of securities available for sale	—	13,920	7,274
Purchase of securities held to maturity	(2,195)	(2,467)	(1,805)
Proceeds from matured, called or principal repayment on securities held to maturity	1,837	2,910	2,119
Purchase of Federal Home Loan Bank and other equity stock	(3,512)	(5,308)	(1,338)
(Payments) proceeds from net swap settlement	—	(256)	26
Net increase in loans	(248,256)	(321,883)	(212,652)
Proceeds from recoveries of loans previously charged-off	123	574	161
Purchases of premises and equipment	(2,100)	(1,489)	(3,949)
Proceeds from disposal of equipment	12	252	1
Net increase in investments in affordable housing partnerships	(5,729)	(3,008)	(624)

Net cash used in investing activities	(240,852)	(251,807)	(288,415)

Cash flows from financing activities:
Net increase (decrease) in deposits	148,275	(51,156)	315,020
Net increase (decrease) in other borrowed funds	70,116	200,846	(16,211)
Proceeds from stock options exercised	1,226	2,305	837
Tax benefit in excess of recognized cumulative compensation costs	—	523	—
Payment of cash dividend	(3,004)	(2,638)	(2,625)
Purchases of common stock	(4,608)	—	—

Net cash provided by financing activities	212,005	149,880	297,021

Net (decrease) increase in cash and cash equivalents	(5,087)	(70,000)	40,234
Cash and cash equivalents, beginning of the year	73,376	143,376	103,142

Cash and cash equivalents, end of the year	$68,289	$73,376	$143,376

Supplemental disclosure of cash flow information:
Interest paid	$65,232	$50,945	$24,062
Income taxes paid	$12,612	$19,370	$17,842
Supplemental schedule of noncash investing, operating, and financing activities:
Cash dividend accrual	$840	$665	$657
Transfer of loans to other real estate owned	$380	$—	$—

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE BUSINESS OF CENTER FINANCIAL CORPORATION

Center Financial Corporation (“Center Financial”) was incorporated on April 19, 2000 and acquired all of the issued and outstanding shares of Center Bank (the “Bank”) in October 2002. Currently, Center Financial’s direct subsidiaries include the Bank and Center Capital Trust I. Center Financial exists primarily for the purpose of holding the stock of the Bank and of other subsidiaries. Center Financial and the Bank are collectively referred to herein as the “Company.”

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters are located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank provides comprehensive financial services for small to medium sized business owners, primarily in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is the greater Los Angeles metropolitan area and Southern California, including Los Angeles, Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has 18 full-service branch offices, 15 of which are located in Los Angeles, Orange, San Bernardino and San Diego counties. The Bank opened all California branches as de novo branches. On April 26, 2004, the Bank completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch, the Bank’s first out-of-state branch, with a focus on the Korean-American market in Chicago. The Bank opened two new branches in Irvine, California and Seattle, Washington in 2005. The Bank opened a new branch in Federal Way, Washington in November 2007. The Bank also operates eight Loan Production Offices (“LPO’s”) in Seattle, Denver, Washington D.C., Las Vegas, Atlanta, Houston, Dallas, and Northern California.

CB Capital Trust, a Maryland real estate investment trust (“REIT”) which was a consolidated subsidiary of the Bank, was formed in August 2002 for the primary business purpose of investing in the Bank’s real-estate related assets, and enhancing and strengthening the Bank’s capital position and earnings primarily through tax advantaged income from such assets. On December 31, 2003, the California Franchise Tax Board issued an opinion listing bank-owned REIT’s as potentially abusive tax shelters subject to possible penalties, and stating that REIT consent dividends are not deductible for California state income tax purposes. In view of this opinion, it was determined that the REIT will not be able to fulfill its original intended purposes, and it was dissolved in December 2007.

In December 2003, Center Financial formed a wholly owned subsidiary, Center Capital Trust I, a Delaware statutory business trust, for the exclusive purpose of issuing and selling trust preferred securities.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Center Financial and the Bank. Intercompany transactions and accounts have been eliminated in consolidation. Center Capital Trust I is not consolidated as described in Note 11.

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general practices within the banking industry.

Significant Group Concentration of Credit Risk

Most of the Company’s activities are with customers located within the greater Los Angeles region. Note 3 discusses the Company’s investment in securities and Note 4 discusses the Company’s lending activities.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the valuation of investments, the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets and the results of litigation.

Reclassifications

Reclassifications have been made to the prior year financial statements to conform to the current presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, overnight federal funds sold, money market funds, and interest-bearing deposits in other banks, all of which have original maturities of less than 90 days.

The Company is required to maintain minimum reserve balances in cash with the Federal Reserve Bank. The average reserve balance requirement was approximately $12.5 million and $6.4 million during 2007 and 2006, respectively. The Company had a restricted balance in its due from banks in the amount of $2.0 million at both December 31, 2007 and 2006.

Investment Securities

Investments are classified into three categories and accounted for as follows:

(i) securities the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost;

(ii) securities that are bought and held principally for the purpose of selling them in the near future are classified as “trading securities” and reported at fair value. Unrealized gains and losses are recognized in earnings; and

(iii) securities not classified as held to maturity or trading securities are classified as “available-for-sale” and reported at fair value. Unrealized gains and losses are reported as a separate component of accumulated other comprehensive income in shareholders’ equity, net of tax.

Accreted discounts and amortized premiums on investment securities are included in interest income, using the interest method, and unrealized and realized gains or losses related to holding or selling of securities are calculated using the specific identification method. Any declines in the fair value of held-to-maturity or available-for-sale securities below their cost that are deemed to be other than temporary are reflected in the Consolidated Statements of Operations as realized losses.

Federal Home Loan Bank and Other Equity Stock

As a member of the Federal Home Loan Bank (“FHLB”) of San Francisco, the Company is required to own common stock in the FHLB based upon the Company’s balance of residential mortgage loans, mortgage-backed securities, and outstanding advances. The Company’s investment in FHLB stock totaled $15.2 million and $11.0 million as of December 31, 2007 and 2006, respectively. In addition, the Company had invested $60,000 in Pacific Coast Bankers’ Bank stock as of December 31, 2007 and 2006. The instruments are carried at cost in the consolidated Statements of Financial Condition.

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

Nonrefundable fees, net of certain direct costs associated with the origination of loans, are deferred and recognized as an adjustment of the loan yield over the life of the loan. Other loan fees and charges, representing service costs for the prepayment of loans, delinquent payments, or miscellaneous loan services, are recorded as income when collected.

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

Servicing assets are recognized when loans are sold with servicing retained. The servicing asset is included in other assets in the accompanying consolidated statements of financial condition and is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, using a discount rate of the related note rate plus 2 percent. The servicing asset is amortized in proportion to and over the period of estimated servicing income. Management periodically evaluates the servicing asset for impairment, which is the carrying amount of the servicing asset in excess of the related fair value. The fair value of servicing assets was determined using a weighted average discount rate of 10 percent and prepayment speed of 17.1 percent and 16.8 percent at December 31, 2007 and 2006, respectively. Impairment, if it occurs, is recognized in a valuation allowance in the period of the impairment.

Allowance for Loan Losses

Loan losses are charged, and recoveries are credited to the allowance account. Additions to the allowance account are charged to the provision for loan losses. The allowance for loan losses is maintained at a level considered adequate by management to absorb inherent losses in the loan portfolio. The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the loan portfolio, consideration of historical loan loss experience, current economic conditions, and changes in the composition of the loan portfolio, analysis of collateral values, and other pertinent factors. While management uses available information to recognize possible losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additional allowance based on their judgments about information available to them at the time of their examination.

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

The Company evaluates consumer loans for impairment on a pooled basis. These loans are considered to be smaller balance, homogeneous loans, and are evaluated on a portfolio basis accordingly.

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

Stock-Based Compensation

The Company adopted SFAS No. 123R as of January 1, 2006 (see Note 14). SFAS No. 123R requires the Company to recognize compensation expense for all share-based payments made to employees and directors based on the fair value of the share-based payment on the date of grant. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, is recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, is recognized in the Consolidated Statements of Operations on a straight-line basis over the vesting period. In determining the fair value of stock options, the Company uses the Black-Scholes option-pricing model that employs the following assumptions:

•	Expected volatility—based on the weekly historical volatility of our stock price, over the expected life of the option.

•	Expected term of the option—based on historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years.

•	Risk-free rate of return—based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.

•	Dividend yield—calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.

The Company’s stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

Earnings per Share

Basic earnings per share (“EPS”) exclude dilution and are computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or awards were exercised or vested which resulted in the issuance of common stock that then shared in the earnings.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract if a) a transfer of the servicer’s assets meets the requirements for sale accounting, b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities, and c) an acquisition or assumption of an obligation to service a financial asset does not relate to financial assets of the servicer or its consolidated affiliates. Further, SFAS No. 156 requires all separately recognized servicing asset and liability to be initially measured at fair value, if practicable. SFAS No. 156 must be adopted as of the first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 156 and the adoption has had no material impact on the consolidated financial statements or results of operations of the Company.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, that clarifies the accounting for uncertainties in incomes taxes recognized in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement of a tax position taken in years subject to Federal income tax audit or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 in 2007. Adoption of this interpretation did not have a material impact on the Company’s consolidated financial statements. Under the Federal law, the Company remains subject to income tax audit for tax years beginning in 2004. For California tax purposes, the Company is subject to income tax audit for years beginning in the tax year 2003. Management has not identified any uncertain tax positions. There are no unrecognized tax benefits that if recognized would affect the effective tax rate. It is the policy of management to include any interest or penalties from income tax liabilities in the provision for income taxes. There are no interest and tax penalties recognized in the consolidated financial statements or results of operations of the Company.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of SFAS No. 157 on the consolidated financial statements or results of operations of the Company.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial and experience gains and losses and the prior service costs and credits. The recognition provisions of the SFAS No. 158 are effective for public entities for fiscal years ending after December 15, 2006 and for nonpublic entities for fiscal years ending after June 15, 2007. The measurement date provisions are effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS No. 158 to have a material impact on the consolidated financial statements or results of operations of the Company.

In September 2006, EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” was issued. The Task Force reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits under FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions or APB Opinion No. 12, Omnibus Opinion – 1967 based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company has adopted EITF Issue No. 06-4 as of January 1, 2008 and the adoption has had no material impact on the consolidated financial statements or results of operations of the Company.

In September 2006, EITF Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance was issued. The Task Force reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The Task Force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Furthermore, the Task Force reached a consensus that the cash surrender value should not be discounted when contractual limitations on the ability to surrender a policy exist if the policy continues to operate under its normal terms (continues to earn interest) during the restriction period. The consensus is effective for fiscal years beginning after December 15, 2006. The Company has adopted EITF Issue No. 06-5 as of January 1, 2007 and the adoption has had no material impact on the consolidated financial statements or results of operations of the Company.

In November 2006, EITF Issue No. 06-10, “Collateral- Assignment Split-Dollar Life Insurance” was issued. The Task Force reached a consensus that requires an employer to measure the asset associated with collateral-assignment split-dollar life insurance based on the arrangement’s terms. Under the consensus, an employer would record a liability for a postretirement benefit only if the employer has agreed to maintain the life insurance policy during the employee’s retirement or provide the employee with a death benefit. The consensus is effective for fiscal years beginning after December 15, 2007. The Company has adopted EITF Issue No. 06-10 as of January 1, 2008 and the adoption has had no material impact on the consolidated financial statements or results of operations of the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value. The SFAS No. 159 applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted subject to certain conditions including the adoption of SFAS No. 157 at the same time. The Company will adopt SFAS No. 159 on January 1, 2008. The Company does not expect the adoption of SFAS No. 159 to have any impact on the consolidated financial statements or results of operations of the Company since the Company did not elect fair value treatment for any class of assets.

At the June 14, 2007 EITF meeting, the SEC staff announced revisions to EITF D-98 related to the release of SFAS No. 159. The SEC staff announced that it will no longer accept liability classification for financial instruments that meet the conditions for temporary equity classification under ASR 268, Presentation in Financial Statements of “Redeemable Preferred Stocks” and EITF D-98. As a consequence, the fair value option under Statement 159 may not be applied to any financial instrument (or host contract) that qualifies as temporary equity. Registrants that do not choose retrospective application should apply the announcement prospectively to all affected instruments that are entered into, modified, or otherwise subject to a remeasurement event in the registrant’s first fiscal quarter beginning after September 15, 2007. This does not have any impact on the consolidated financial statements or results of operations of the Company.

In November 2007, EITF Issue No. 07-6, Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66, Accounting for Sales of Real Estate, When the Agreement Includes a Buy-Sell Clause, was issued. The Task Force reached a consensus that a buy-sell clause in a sale of real estate that otherwise qualifies for partial sale accounting does not by itself constitute a form of continuing involvement that would preclude partial sale accounting under SFAS No. 66, Accounting for Sales of Real Estate. However, continuing involvement could be present if the buy-sell clause in conjunction with other implicit and explicit terms of the arrangement indicate that the seller has an obligation to repurchase the property, the terms of the transaction allow the buyer to compel the seller to repurchase the property, or the seller can compel the buyer to sell its interest in the property back to the seller. The consensus is effective for fiscal years beginning after December 15, 2007. The consensus applies to new assessments made under Statement 66 after the consensus’s effective date. The Company does not expect the adoption of EITF No. 07-6 to have any material impact on the consolidated financial statements or results of operations of the Company.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The SFAS No. 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. The SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS No. 160. The Company does not expect the adoption of SFAS No. 160 to have any impact on the consolidated financial statements or results of operations of the Company.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” The SFAS No. 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under Statement SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method. The SFAS No. 141R is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. The SFAS No. 141R will be applied to business combinations occurring after the effective date. The Company currently does not have any business combination contemplated that are expected to be closed after the effective date, therefore, the adoption of SFAS No. 141R will not have an impact, if any, on the consolidated financial statements or results of operations of the Company.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB No. 110”), Certain Assumptions Used in Valuation Methods, which extends the use of the “simplified” method, under certain circumstances, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. Prior to SAB No. 110, SAB No. 107 stated that the simplified method was only available for grants made up to December 31, 2007. The Company currently plans to continue to use the simplified method in developing an estimate of expected term of stock options.

3. INVESTMENT SECURITIES

The following is a summary of the investment securities at December 31, 2007 and 2006:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
2007
Available for Sale:
U.S. Treasury	$500	$4	$—	$504
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	35,998	317	—	36,315
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	55,165	107	—	55,272
U.S. Government sponsored enterprise preferred stock	3,537	—	—	3,537
Corporate trust preferred securities	11,000	—	(770)	10,230
Mutual Funds backed by adjustable rate mortgages	4,500	—	(1)	4,499
Fixed rate collateralized mortgage obligations	17,041	187	—	17,228
Corporate debt securities	1,199	—	(6)	1,193

Total available for sale	$128,940	$615	$(777)	$128,778

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$5,327	$—	$(24)	$5,303
Municipal securities	5,605	53	—	5,658

Total held to maturity	$10,932	$53	$(24)	$10,961

2006
Available for Sale:
U.S. Treasury	$489	$—	$(1)	$488
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	65,995	1	(451)	65,545
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	58,008	2	(832)	57,178
U.S. Government sponsored enterprise preferred stock	4,865	879	—	5,744
Corporate trust preferred securities	11,000	132	—	11,132
Mutual Funds backed by adjustable rate mortgages	4,500	—	(56)	4,444
Fixed rate collateralized mortgage obligations	2,230	—	(27)	2,203
Corporate debt securities	2,197	1	(19)	2,179

Total available for sale	$149,284	$1,015	$(1,386)	$148,913

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$4,961	$—	$(52)	$4,909
Municipal securities	5,630	39	(7)	5,662

Total held to maturity	$10,591	$39	$(59)	$10,571

Accrued interest and dividends receivable on investment securities totaled $1.2 million and $1.3 million at December 31, 2007 and 2006, respectively. For the years ended December 31, 2007, 2006, and 2005, proceeds from sales of securities available for sale amounted to $0, $13.9 million, and $7.3 million, respectively, with gross realized (loss) gain of $0, $(115,000) and $51,000, respectively.

The amortized cost and estimated fair value of investment securities at December 31, 2007, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2037, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the U.S. government sponsored enterprises, which issued preferred stock with no maturity, have the right to call these obligations at par.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Within 1 year	$12,699	$12,704	$390	$390
Over 1 year through 5 years	22,998	23,308	1,649	1,677
Over 5 years through 10 years	2,000	2,000	2,754	2,777
Over 10 years	11,000	10,230	812	814

	48,697	48,242	5,605	5,658
Mortgage-backed securities	55,165	55,272	5,327	5,303
Mutual Funds backed by adjustable rate mortgages	4,500	4,499	—	—
Collateralized Mortgage Obligations	17,041	17,228	—	—
U.S. Government sponsored enterprise preferred stocks	3,537	3,537	—	—

	$128,940	$128,778	$10,932	$10,961

U.S. government agencies, U.S. Government sponsored enterprise securities, U.S. Treasury, and mortgage-backed securities with a total carrying value of $114.3 million (available-for-sale at fair market value of $109.0 million and held-to-maturity at amortized cost of $5.3 million) and $101.5 million (available-for-sale at fair market value of $98.5 million and held to maturity at amortized cost of $3.0 million), respectively, were pledged to secure deposits from the State of California, borrowing lines, and interest rate swap agreements, or were pledged for other purposes as required and permitted by law as of December 31, 2007 and 2006, respectively.

The following tables show the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006.

	As of December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental and U.S. Government sponsored enterprise agencies securities	$—	$—	$4,992	$(8)	$4,992	$(8)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	8,898	(35)	22,481	(210)	31,379	(245)
Municipal securities and corporate debt securities	10,463	(772)	1,420	(6)	11,883	(778)

Total	$19,361	$(807)	$28,893	$(224)	$48,254	$(1,031)

	As of December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental and U.S. Government sponsored enterprise agencies securities	$6,483	$(5)	$43,544	$(446)	$50,027	$(451)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	12,391	(33)	49,865	(935)	62,256	(968)
Municipal securities and corporate debt securities	824	(4)	1,777	(22)	2,601	(26)

Total	$19,698	$(42)	$95,186	$(1,403)	$114,884	$(1,445)

As of December 31, 2007, the Company had total fair value of $48.3 million of securities with unrealized losses of $1.0 million as compared to total fair value of $114.9 million and unrealized losses of $1.4 million at December 31, 2006. At December 31, 2007, the market value of securities which have been in a continuous loss position for 12 months or more totaled $28.9 million, with an unrealized loss of $224,000 compared to $95.2 million and $1.4 million, respectively at December 31, 2007 and 2006, respectively.

For investments in an unrealized loss position at December 31, 2007, the Company has the intent and ability to hold these investments until the full recovery of their carrying value.

All individual securities that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2007 had investment grade ratings upon purchase. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at December 31, 2007.

As a result of the Company’s periodic reviews for impairment, the Company recorded $1.3 million in OTTI (Other-Than-Temporary-Impairment) charges on certain investment-grade FNMA agency perpetual preferred stocks held in the available-for-sale investment portfolio where the reduction in fair value was deemed to be other than temporary at December 31, 2007. On January 10th, 2008, the agency preferred stocks were sold without incurring additional loss beyond the impairment booked at December 31, 2007.

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consist of the following at December 31, 2007 and 2006:

	2007	2006
	(Dollars in thousands)
Real Estate:
Construction	$68,143	$43,508
Commercial	1,197,104	1,042,562
Commercial	310,962	277,296
Trade Finance	66,964	66,925
SBA (1)	70,517	50,606
Other	26	115
Consumer	98,943	77,567

Total Gross Loans	1,812,659	1,558,579
Less:
Allowance for Losses	20,477	17,412
Deferred Loan Fees	1,847	2,347
Discount on SBA Loans Retained	700	1,644

Total Net Loans and Loans Held for Sale	$1,789,635	$1,537,176

[1]	This balance includes SBA loans held for sale of $41.5 million and $18.5 million at the lower of cost or market at December 31, 2007 and 2006, respectively.

As of December 31, 2007, the Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with Federal Home Loan Bank with a total carrying value of $1.3 billion.

At December 31, 2007 and 2006, the Company serviced loans sold to unaffiliated parties in the amounts of $117.5 million and $160.7 million, respectively. The Company has capitalized $91,000, and $545,000 of servicing assets and amortized $608,000 and $781,000 during the years ended December 31, 2007, and 2006, respectively. There was no valuation allowance for the servicing assets at December 31, 2007 and 2006. The servicing assets are included in other assets in the accompanying consolidated statements of financial condition. The servicing asset balance as of December 31, 2007 and 2006 was $0.9 million and $1.6 million, respectively.

The following is a summary of activity in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$17,412	$13,871	$11,227
Provision for loan losses	6,494	5,666	3,370
Charge-offs	(3,552)	(2,699)	(887)
Recoveries of charge-offs	123	574	161

Balance at end of period	$20,477	$17,412	$13,871

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

At December 31, 2007 the Company had $2.1 million of impaired loans with specific allowances of $100,000. At December 31, 2006 the Company had impaired loans of $329,000 with specific allowances of $329,000. At December 31, 2007 and 2006 loans classified as impaired without specific allowances amounted to $1.2 million and $0, respectively. The average recorded investment in impaired loans during the years ended December 31, 2007 and 2006 was $8.2 million and $1.4 million, respectively. Interest income of $1.4 million, $3,000 and $322,000 was recognized on impaired loans, on a cash basis, for the years ended December 31, 2007, 2006 and 2005, respectively.

The following is an analysis of all loans to officers and directors of the Company and its affiliates as of December 31, 2007 and 2006. All such loans were made under terms that are consistent with the Company’s normal lending policies.

	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$5,376	$1,564
New loans or disbursements	5,015	3,852

	10,391	5,416
Less: repayments	(67)	(40)

Balance at end of period	$10,324	$5,376

Available lines of credit at end of year	$1,427	$6,285

Directors of the Company guaranteed loan balances of $8.8 million and $3.8 million at December 31, 2007 and 2006, respectively.

5. PREMISES AND EQUIPMENT

The following is a summary of the major components of premises and equipment as of December 31, 2007 and 2006:

	2007	2006
	(Dollars in thousands)
Land	$3,333	$3,333
Building	4,992	4,966
Furniture, fixture, and equipment (FF&E)	9,705	8,833
Leasehold improvements	6,892	5,681
Construction in progress	205	320

	25,127	23,133
Accumulated depreciation	(11,542)	(9,811)

Premises and equipment, net	$13,585	$13,322

Depreciation and amortization expense for the years ended December 31, 2007, 2006, and 2005 amounted to $1.9 million, $1.9 million, and $1.6 million, respectively.

6. OTHER REAL ESTATE OWNED

As of December 31, 2007, other real estate owned (“OREO”) consisted of one property in the amount of $380,000 compared to none as of December 31, 2006. For the years ended December 31, 2007, 2006, and 2005 there was no income or expense related to OREO.

7. INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

The Company has invested in certain limited partnerships that were formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout the State of California and other states. The Company’s ownership in each limited partnership varies from under 2% to 22%. At December 31, 2007 and 2006, the investments in these limited partnerships amounted to $11.9 million and $6.9 million, respectively. Two of the eight limited partnerships invested in by the Company are accounted for using the equity method of accounting, since the Company has significant influence over the partnership. For those investments in limited partnerships for which the Company does not have a significant influence, such investments are accounted for using the cost method of accounting and the annual amortization is based on the proportion of tax credits received in the current year to total estimated tax credits to be allocated to the Company.

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

The approximate remaining federal and state tax credits to be utilized over a multiple-year period are $10.4 million and $5.9 million at December 31, 2007 and 2006, respectively. The Company’s usage of federal tax credits was $628,000, $586,000, and $582,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Investment amortization amounted to $696,000, $612,000, and $284,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

8. DEPOSITS

Deposits consist of the following at December 31, 2007 and 2006:

	2007	2006
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$363,465	$388,163
Money market accounts and NOW	244,233	190,453
Savings	54,838	76,846

	662,536	655,462
Time deposits
Less than $100,000	112,614	91,830
$100,000 or more	802,524	682,107

Total	$1,577,674	$1,429,399

Time deposits by maturity dates are as follows at December 31, 2007:

	$100,000 or greater	Less than $100,000	Total
	(Dollars in thousands)
2008	$793,540	$111,308	$904,848
2009	5,389	1,092	6,481
2010	1,403	176	1,579
2011	100	9	109
2012 and thereafter	2,092	29	2,121

Total	$802,524	$112,614	$915,138

A summary of interest expense on deposits is as follows for the years ended December 31:

	2007	2006	2005
	(Dollars in thousands)
Money market accounts and NOW	$9,198	$6,081	$4,055
Savings	2,177	3,044	2,663
Time deposits
Less than $100,000	4,694	4,142	2,396
$100,000 or more	38,126	34,136	18,262

Total	$54,195	$47,403	$27,376

The Company accepts deposits from the State of California. These deposits totaled $75.0 million at both December 31, 2007 and 2006. The Company has pledged U.S. government agencies and U.S. government sponsored enterprise securities and mortgage-backed securities with a total carrying value of $101.0 million (available–for-sale at fair market value of $98.6 million and held to maturity at amortized cost of $2.4 million) and $83.1 million (available-for-sale at fair market value of $81.7 million and held-to-maturity at amortized cost of $1.4 million) as of December 31, 2007 and 2006, respectively, to secure such public deposits. Interest expense for the years ended December 31, 2007, 2006 and 2005 was $3.7 million, $2.2 million, $2.2 million, respectively.

In the ordinary course of business, the Company has received deposits from certain directors, executive officers and businesses with which they are associated. At December 31, 2007 and 2006, the total of these deposits amounted to $964,000 and $4.9 million, respectively.

9. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank and the Treasury, Tax, and Loan Investment Program. Other borrowed funds totaled $299.6 million and $229.5 million at December 31, 2007 and 2006, respectively. Interest expense on total borrowed funds was $11.3 million in 2007, $4.5 million in 2006, and $938,000 in 2005, reflecting average interest rates of 5.01%, 5.31% and 3.50%, respectively.

As of December 31, 2007, the Company borrowed $298.5 million as compared to $223.8 million at December 31, 2006 from the Federal Home Loan Bank of San Francisco (“FHLB”) with note terms from less than 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at the predetermined schedules over the life of the notes. Of the $298.5 million outstanding, $145.0 million is composed of six fixed rate term advances, each with an option to be called by the FHLB after the lockout dates varying from 6 months to 2 years. If market interest rates are higher than the advances’ stated rates at that time, the advances will be called by the FHLB and the Company will be required to repay the FHLB. If market interest rates are lower after the lockout period, then the advances will not be called by the FHLB. If the advances are not called by the FHLB, then they will mature on the maturity dates ranging from 4 years to 10 years. The Company may repay the advances with a prepayment penalty at any time. If the advances are called by the FHLB, there is no prepayment penalty.

The Company has pledged, under a blanket lien (all qualifying commercial and residential loans) as collateral under the borrowing agreement with Federal Home Loan Bank, with a total carrying value of $1.3 billion and $1.1 billion at December 31, 2007 and 2006, respectively. Total interest expense on the notes was $11.2 million, $4.4 million and $895,000 for the years ended December 31, 2007, 2006 and 2005, respectively, reflecting average interest rates of 5.01%, 5.27% and 3.47%, respectively.

Federal Home Loan Bank advances outstanding as of December 31, 2007, with an average interest rate of 3.99%, mature as follows:

(Dollars in thousands)

2008	$151,325
2009	343
2010	361
2011	25,381
2012	100,295
Thereafter	20,801

$298,506

Borrowings obtained from the Treasury Tax and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $2.3 million at December 31, 2007, as collateral to participate in the program. The total borrowed amount under the program, outstanding at December 31, 2007 and 2006, was $1.1 million and $675,000, respectively. Interest expense on notes was $24,500, $31,300, and $21,900 for the years ended December 31, 2007, 2006 and 2005, respectively, reflecting average interest rates of 3.25%, 3.81% and 4.30%, respectively.

10. INCOME TAXES

The following is a summary of income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(Dollars in thousands)
Current
Federal	$12,266	$14,544	$13,456
State	3,329	4,157	4,078

Total	$15,595	$18,701	$17,534

Deferred
Federal	$(1,326)	$(1,673)	$(1,966)
State	(623)	(543)	(477)

Total	$(1,949)	$(2,216)	$(2,443)

Total
Federal	$10,940	$12,871	$11,490
State	2,706	3,614	3,601

Total	$13,646	$16,485	$15,091

As of December 31, 2007 and 2006, the cumulative temporary differences, as tax affected, are as follows:

	2007	2006
	(Dollars in thousands)
Deferred tax assets:
Statutory bad debt deduction less than financial statement provision	$9,387	$7,981
Deferred loan fees	860	1,076
Depreciation	333	64
Organization cost	—	14
State taxes	67	714
Impairment of available for sale securities	1,473	874
CRA partnership income	36	36
Net unrealized loss on available- for- sale securities	67	139
Capital loss carryover	172	613
Mark to market adjustment on loans held for sale	951	594
Reserve for losses	160	—
Accrued non qualified option expense	279	—
Other	164	265

Total deferred tax assets	13,949	12,370
Deferred tax liabilities:
Basis differences - 1031 like-kind exchange	(239)	(239)
Federal Home Loan Bank stock	(568)	(331)
Other	—	(77)

Total deferred tax liabilities	(807)	(647)

Deferred income taxes, net	$13,142	$11,723

In assessing the future realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax-planning strategies in making this assessment. During 2007 and 2006, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes the net deferred tax assets are more likely than not to be realized. Additionally, for tax purposes the Company was unable to deduct approximately $115,000 and $1.3 million of capital losses generated in 2006 and 2005, respectively, which must be utilized for tax purposes by 2011 and 2010, respectively.

Applicable income taxes, in 2007, 2006, and 2005 resulted in effective tax rates of 38.3%, 38.7%, and 38.0%, respectively. The primary reasons for the differences from the federal statutory tax rate of 35% are as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(Dollars in thousands)
Income tax expense at federal statutory rate	$12,456	$14,925	$13,893
State franchise taxes, net of federal income tax expense	2,507	3,004	2,796
Low income housing tax credit, federal	(626)	(586)	(582)
Tax-advantaged interest income	(59)	(86)	(72)
Bank-owned life insurance cash surrender value	(168)	(159)	(158)
Dividend received deduction for stock investments	(270)	(250)	(192)
Other	(194)	(363)	(594)

	$13,646	$16,485	$15,091

As of December 31, 2007, the Company has assessed the affects of FIN 48 and determined that there is no material impact and no reserve was necessary.

11. LONG-TERM SUBORDINATED DEBENTURES

Center Capital Trust I is a Delaware business trust formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. During the fourth quarter of 2004, Center Capital Trust I issued 18,000 Capital Trust Preferred Securities (“TP Securities”), with liquidation value of $1,000 per security, for gross proceeds of $18,000,000. The entire proceeds of the issuance were invested by Center Capital Trust I in $18,000,000 of Junior Long-term Subordinated Debentures (the “Subordinated Debentures”) issued by the Company, with identical maturity, repricing and payment terms as the TP Securities. The Subordinated Debentures represent the sole assets of Center Capital Trust I. The Subordinated Debentures mature on January 7, 2034 and bear a current interest rate of 8.09% (based on 3-month LIBOR plus 2.85%), with repricing and payments due quarterly in arrears on January 7, April 7, July 7, and October 7 of each year commencing April 7, 2004. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank to the extent then required, on any January 7th, April 7th, July 7th, and October 7th on or after April 7, 2009 at the Redemption Price. Redemption Price means 100% of the principal amount of Subordinated Debentures being redeemed plus accrued and unpaid interest on such Subordinated Debentures to the Redemption Date, or in case of redemption due to the occurrence of a Special Event, to the Special Redemption Date if such Redemption Date is on or after April 7, 2009. The TP Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on January 7, 2034.

Holders of the TP Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at a current rate per annum of 8.09%. The distribution rate is a per annum rate which resets quarterly, equal to LIBOR (as in effect) immediately preceding each interest payment date (January 7, April 7, July 7, and October 7 of each year) plus 2.85%. The distributions on the TP Securities are treated as interest expense in the consolidated statements of operations. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TP Securities issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TP Securities.

On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements that could be included in Tier I capital would be limited to 25 percent of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 10.4% of the Company’s Tier I capital.

As of December 31, 2007 and 2006, in accordance with FIN 46R, as revised in December 2004, Center Capital Trust I is not reported on a consolidated basis. Therefore, the capital securities of $18,000,000 do not appear on the balance sheet. Instead, the long-term subordinated debentures of $18,557,000 issued by Center Financial to Center Capital Trust I and the investment in Center Capital Trust I’s common stock of $557,000 (included in other assets) are separately reported.

12. GOODWILL AND INTANGIBLES

In April 2004, the Company purchased the Chicago branch of Korea Exchange Bank and recorded goodwill of $1.3 million and a core deposit intangible of $462,000. The Company amortizes premiums on acquired deposits using the straight-line method over 5 to 9 years. Amortization expense for core deposit intangible was $53,000 for years ended December 31, 2007, 2006 and 2005, respectively. Core deposit intangible net of amortization was $267,000 and $320,000 at December 31, 2007 and 2006, respectively. Estimated amortization expense for core deposit intangible for five succeeding fiscal years and thereafter is as follows:

Year	Amount
(Dollars in thousands)
2008	$53
2009	53
2010	53
2011	53
2012	53
Thereafter	2

$267

13. COMMITMENTS AND CONTINGENCIES

The Company leases its premises under noncancelable operating leases. At December 31, 2007, future minimum rental commitments under these leases are as follows:

Year	Amount
(Dollars in thousands)
2008	$2,176
2009	2,114
2010	1,878
2011	1,125
2012	1,000
Thereafter	2,862

$11,155

Rental expense recorded under such leases amounted to approximately $2.5 million in 2007, $2.0 million in 2006, and $2.3 million in 2005.

Litigation

From time to time, the Company or the Bank is a party to claims and legal proceedings arising in the ordinary course of business. With the exception of the potentially adverse outcome in the litigation herein described, after taking into consideration information furnished by counsel as to the current status of these claims and proceedings, management does not believe that the aggregate potential liability resulting from such proceedings would have a material adverse effect on the Company’s or the Bank’s financial condition or results of operations.

KEIC Claims - In March 2003, the Bank was served with a complaint filed by Korea Export Insurance Corporation (“KEIC”) in Orange County, California Superior Court, entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. KEIC seeks to recover alleged losses from a number of parties involved in international trade transactions that gave rise to bills of exchange financed by various Korean Banks but not ultimately paid. KEIC is seeking to recover damages of approximately $56 million from the Bank based on a claim that, in its capacity as a presenting bank for these bills of exchange, the Bank acted negligently in presenting and otherwise handling trade documents for collection.

Korean Bank Claims - In July 2006, the Bank was served with cross-claims from a number of Korean banks who are also third party defendants in the KEIC action. The Korean banks are Citibank Korea, Inc. (formerly known as KorAm Bank), Industrial Bank of Korea, Kookmin Bank, Korea Exchange Bank and Hana Bank (hereinafter the Korean Banks). The Korean Banks allege, in both suits, various claims for breach of contract, negligence, negligent misrepresentation and breach of fiduciary duty in the handling of similar but a different set of documents against acceptance transactions that occurred in the years 2000 and 2001. The total amount of the Korean Bank claims is approximately $46.1 million plus interest and punitive damages. These claims are in addition to KEIC’s claims against the Bank in the approximate amount of $56 million originally filed in March 2003.

Status of the Consolidated Action - The claims brought by KEIC and the Korean Banks, which total approximately $100 million, have been consolidated into a single action. In November 2005, the Orange County Superior Court had dismissed all claims of KEIC against the Bank in state court on the grounds that federal courts have exclusive jurisdiction over the claims. In December 2006, the court of appeals reversed the earlier decision by the state court and remanded the case back to state court. No trial date has been scheduled.

If the outcome of this litigation is adverse and the Company is required to pay significant monetary damages, the Company’s financial condition and results of operations are likely to be materially and adversely affected. Although the Company believes that it has meritorious defenses and intends to vigorously defend these lawsuits, management cannot predict the outcome of this litigation.

Employment Agreement

On January 10, 2007, the board of directors of the Company named Mr. Jae Whan Yoo to the positions of President and Chief Executive Officer. Effective January 16, 2007, the Company and Center Bank entered into an employment agreement with Mr. Yoo (the “Agreement”) for a term of three years, at an annual base salary of $250,000 for the first year of the term, with annual increases thereafter based on increases in the applicable Consumer Price Index, not to exceed 7% per year. Mr. Yoo is also entitled to an incentive bonus equal to 4% of the amount by which the Company’s pre-tax earnings for any given year exceeded the Company’s pre-tax earnings for the previous year; provided, however, that in no event shall such bonus be less than $40,000 nor more than 75% of the amount of Mr. Yoo’s annual base salary. Mr. Yoo will also receive stock options to purchase 100,000 shares of the Company’s authorized but unissued common stock, at the fair market value on the date of grant, February 14, 2007. The options will be for a term of 10 years and will vest in installments of one-third per year commencing on the first anniversary of the date of grant. In the event of termination without cause (as defined in the Agreement) or if a “change in control” of Center Bank or the Company (as those terms are defined in the Agreement) occurs and the Company terminates Yoo without cause, or Mr. Yoo voluntarily terminates his employment within one year after the change in control, Mr. Yoo will be entitled to receive: (1) his salary for the balance of the term remaining under the Agreement or 12 months, whichever is less, and (2) the pro rata portion of any bonus earned for the partial year served until the date of termination; provided, however, that the amount of any benefits to be paid under the Agreement in the event of a change in control would be limited to the amounts allowed as deductible payments pursuant to Section 280G of the Internal Revenue Code.

14. SHAREHOLDERS’ EQUITY

On December 19, 2007 the board of directors declared a quarterly cash dividend of 5 cents per share. This cash dividend was paid in January 2008 to shareholders of record as of December 26, 2007 (see “Quarterly Dividends” below).

As a bank holding company which currently has no significant assets other than the Company’s equity interest in the Bank, the Company’s ability to pay dividends primarily depends upon the dividends received from the Bank. The dividend practice of the Bank, like the Company’s dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by Center Bank’s board of directors at that time. The dividend practices of both the Bank and Center Financial are restricted by state and federal law as well as by regulatory requirements and potentially by contractual requirements, in each case as more fully described below.

Quarterly Dividends

Since October 2003, Center Financial has declared a cash dividend of 4 cents (adjusted for two-for-one stock split paid in March 2004) per share through the first quarter of 2007 and 5 cents per share from the second quarter of 2007. Center Financial currently plans to continue to pay cash dividends on a quarterly basis. However, the amount of any such dividend will be determined each quarter by the Company’s board of directors in its discretion, based on the factors described in the previous paragraph. No assurance can be given that the Bank’s and the Company’s future performance will justify the payment of dividends in any particular quarter and any such dividend will be at the sole discretion of Center Financial’s board of directors.

The Bank’s ability to pay cash dividends to Center Financial is also subject to certain legal limitations. Under California law, banks may declare a cash dividend out of their net profits up to the lesser of retained earnings or the net income for the last three fiscal years (less any distributions made to shareholders during such period), or with the prior written approval of the Commissioner of Financial Institutions, in an amount not exceeding the greatest of (i) the retained earnings of the bank, (ii) the net income of the bank for its last fiscal year, or (iii) the net income of the bank for its current fiscal year. In addition, under federal law, banks are prohibited from paying any dividends if after making such payment they would fail to meet any of the minimum regulatory capital requirements. The federal regulators also have the authority to prohibit banks from engaging in any business practices which are considered to be unsafe or unsound, and in some circumstances the regulators might prohibit the payment of dividends on that basis even though such payments would otherwise be permissible.

The Company’s ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows the Company to pay dividends to its shareholders if retained earnings equal at least the amount of the proposed dividend. If a California corporation does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if it meets two conditions immediately after giving effect to the dividend, but it is extremely unlikely that those conditions would ever be met by the Company. In addition, during any period in which Center Financial has deferred payment of interest otherwise due and payable on its subordinated debt securities, Center Financial may not make any dividends or distributions with respect to the Company’s capital stock.

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

Effective January 1, 2006 the Company adopted SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method of APB 25. As a result, prior to January 1, 2006 the Company did not recognize compensation expense in the consolidated statements of operations for options granted. As required by SFAS No. 123, the Company provided certain pro forma disclosures for stock-based compensation as if the fair-value-based approach of SFAS No. 123 had been applied.

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

The Company’s pre-tax compensation expense for stock-based employees and directors’ compensation was $1.2 million and $722,000 ($959,000 and $660,000 after tax effect of non-qualified stock options) for the years ended December 31, 2007 and 2006, respectively.

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

Year Ended December 31, 2005
(Dollars in thousands, except per share data)
Reported net income	$24,603
Add: Total stock based compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock based compensation expense determined under fair-value method for all awards, net of related tax expense	(568)

Pro forma net income	$24,035

Earnings per share
Basic - reported	$1.50
Basic - pro forma	$1.47
Diluted - reported	$1.48
Diluted - pro forma	$1.44

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

Year ended December 31,
	2007	2006	2005
Risk-free interest rate	2.05% - 5.07%	2.05% - 6.21%	2.05% - 6.21%
Expected life	3 - 6.5 years	3 - 6.5 years	3 - 6.5 years
Expected volatility	28% - 36%	32% - 35%	30% - 35%
Expected dividend yield	0.00% - 1.29%	0.00% -1.05%	0.00% -1.05%

A summary of the Company’s stock option activity and related information for the years ended December 31, 2007, 2006 and 2005 is set forth in the following table:

	2007			2006			2005
	Shares Available For Grant	Options Outstanding	Weighted Average Exercise Price	Shares Available For Grant	Options Outstanding	Weighted Average Exercise Price	Shares Available For Grant	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	2,670,290	473,593	$15.33	936,389	638,804	$13.38	970,971	759,779	$9.95
Options authorized under new plan	—	—	—	1,762,250			—	—
Options granted	(696,000)	696,000	17.88	(68,000)	68,000	23.56	(123,500)	123,500	22.97
Options forfeited	103,162	(103,162)	19.72	39,651	(39,651)	14.62	88,918	(88,918)	11.19
Options exercised	—	(99,160)	12.42	—	(193,560)	11.91	—	(155,557)	5.38

Balance at end of period	2,077,452	967,271	$17.05	2,670,290	473,593	$15.33	936,389	638,804	$13.38

Options exercisable at year-end		160,711	$11.59		141,115	$10.64		137,528	$9.88
Weighted average fair value of options granted during the year			$6.82			$8.91			$8.21

Information pertaining to stock options outstanding at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
Range of Exercise Prices
$ 2.23 - $ 7.99	69,771	3.89	$4.99	67,611	3.86	$4.96
$ 8.00 $ 20.00	643,500	8.88	$16.07	63,700	6.07	$12.94
$ 20.01 $ 25.10	254,000	8.72	$22.86	29,400	8.01	$23.90

	967,271	8.48	$17.05	160,711	5.50	$11.59

Aggregate intrinsic value of options outstanding and options exercisable at December 31, 2007 was $549,000 and $527,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $12.32 as of December 31, 2007, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $557,000 and $2.4 million for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, the Company had approximately $4.4 million of unrecognized compensation costs related to unvested options. The Company expects to recognize these costs over a weighted average period of 3.60 years.

Restricted stock activity under the 2006 Plan as of December 31, 2007, and changes during the year ended December 31, 2007 are as follows:

	Year Ended December 31, 2007
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Nonvested, beginning of period	—	$—
Granted	9,850	16.93
Vested	—	—
Cancelled and forfeited	(1,000)	17.00

Nonvested, at end of period	8,850	$16.92

The Company recorded compensation cost of $18,000 related to the restricted stock granted under the 2006 Plan for the year ended December 31, 2007.

15. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the years ended December 31, 2007, 2006, and 2005.

	Net Income	Weighted Average Number of Shares	Per Share Amount
	(Dollars in thousands, except earnings per share)
2007
Basic EPS
Income available to common shareholders	$21,943	16,649	$1.32
Effect of dilutive securities:
Stock options and restricted stock awards	—	83	(0.01)
Diluted EPS

Income available to common shareholders	$21,943	16,732	$1.31

2006
Basic EPS
Income available to common shareholders	$26,158	16,535	$1.58
Effect of dilutive securities:
Stock options	—	132	(0.01)
Diluted EPS

Income available to common shareholders	$26,158	16,667	$1.57

2005
Basic EPS
Income available to common shareholders	$24,603	16,376	$1.50
Effect of dilutive securities:
Stock options	—	327	(0.02)
Diluted EPS

Income available to common shareholders	$24,603	16,703	$1.48

Options not included in the computation of diluted earnings per share because they would have had an antidilutive effect amounted to 766,000 shares, 81,500 shares and 54,500 shares for the years ended December 31, 2007, 2006 and 2005, respectively.

16. EMPLOYEE BENEFIT PLAN

The Company has an Employees’ Profit Sharing and Savings Plan (the “Plan”), for the benefit of substantially all of its employees who have reached a minimum age of 21 years. Each employee is allowed to contribute to the Plan up to the maximum percentage allowable, not to exceed the limits of IRS Code Sections 401(k), 404 and 415. The Company’s matching contribution equals the sum of 75 percent of the employee’s contribution up to 4 percent of his/her compensation plus 25 percent of the employee’s contribution that exceeds 4 percent but less than 8 percent of his/her compensation. The Company may also make a discretionary contribution, which is not limited to the current or accumulated net profit, as well as a qualified nonelective contribution, with both amounts determined by the Company. For the years ended December 31, 2007, 2006, and 2005, the Company made matching contributions of $275,000, $252,000, and $256,000, respectively, and no discretionary contributions.

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

The following is a summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at December 31, 2007 and 2006:

	2007	2006
	(Dollars in thousands)
Loans	$281,766	$265,989
Standby letters of credit	8,200	12,222
Performance bonds	161	217
Commercial letters of credit	19,563	28,181

Liabilities for losses on outstanding commitments of $317,000 and $319,000 were reported separately in other liabilities at December 31, 2007 and 2006.

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

18. DERIVATIVE FINANCIAL INSTRUMENTS

There were no outstanding derivatives as of December 31, 2007 and 2006.

As of December 31, 2007 and 2006, the Company had no interest rate swap agreements as the Company’s only remaining interest rate swap matured in August 2006. Under the swap agreement, the Company received a fixed rate and paid a variable rate based on the Wall Street Journal’s published Prime Rate.

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

(Gains) or losses on interest rate swaps, recorded in non-interest expense, consist of the following:

	Year Ended December 31, (Dollars in thousands)
	2007	2006	2005
Net swap settlement payments (receipts)	$—	$255	$(26)
(Increase) decrease in market value*	—	(229)	612

Net change in market value	$—	$26	$586

*	Including (gain) loss on sale of swaps.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company using available market information and appropriate valuation methodologies available to management at December 31, 2007 and 2006 has determined the estimated fair value of financial instruments. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Furthermore, fair values disclosed hereinafter do not reflect any premium or discount that could result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in the disclosed amounts.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	As of December 31, 2007		As of December 31, 2006
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$68,289	$68,289	$73,376	$73,376
Investment securities available for sale	128,778	128,778	148,913	148,913
Investment securities held to maturity	10,932	10,960	10,591	10,571
Loans receivable, net	1,789,635	1,796,887	1,537,176	1,544,289
Federal Home Loan Bank and other equity stock	15,219	15,219	11,065	11,065
Customers’ liability on acceptances	3,292	3,292	4,871	4,871
Accrued interest receivable	8,886	8,886	8,574	8,574
Liabilities
Deposits	1,577,674	1,532,988	1,429,399	1,355,070
Other borrowed funds	299,606	301,939	229,490	229,490
Acceptances outstanding	3,292	3,292	4,871	4,871
Accrued interest payable	13,213	13,213	11,458	11,458
Long-term subordinated debentures	18,557	19,459	18,557	19,410
Off-balance sheet items
Commitments to extend credit	$281,766	$2,113	$265,989	$1,995
Standby letter of credit	8,200	123	12,222	214
Commercial letters of credit	19,563	73	28,181	106
Performance bonds	161	2	217	4

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

Loans—Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed rate loans, as well as anticipated repayment schedules. The fair value of adjustable rate loans is based on the estimated discounted cash flows utilizing the discount rates that approximate the pricing of loans collateralized by similar properties or assets. The fair value of nonperforming loans at December 31, 2007 and 2006 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The estimated fair value is net of allowance for loan losses, deferred loan fees, and deferred gain on SBA loans.

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

Deposits—The fair value of nonmaturity deposits is the amount payable on demand at the reporting date. Nonmaturity deposits include non-interest-bearing demand deposits, savings accounts, NOW accounts, and money market accounts. Discounted cash flows have been used to value term deposits such as certificates of deposit. The discount rate used is based on interest rates currently being offered by the Company on comparable deposits as to amount and term.

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

Loan Commitments, Letters of Credit, and Performance Bond—The fair value of loan commitments, standby letters of credit, commercial letters of credit and performance bonds is estimated using the fees currently charged to enter into similar agreements.

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

The most recent notification from the FDIC in May 2007 categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain specific total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes may have changed the category of the Bank.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 10.4% of the Company’s Tier I capital.

The actual and required capital amounts and ratios at December 31, 2007 and 2006 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2007
Total Capital (to Risk-Weighted Assets)
Center Financial Corporation	$194,528	10.42%	$149,296	8.00%	$186,620	10.00%
Center Bank	$190,223	10.19%	$149,280	8.00%	$186,600	10.00%
Tier 1 capital (to Risk-Weighted Assets)
Center Financial Corporation	$173,734	9.31%	$74,648	4.00%	$111,972	6.00%
Center Bank	$169,429	9.08%	$74,640	4.00%	$111,960	6.00%
Tier 1 capital (to Average Assets)
Center Financial Corporation	$173,734	8.49%	$81,848	4.00%	$102,310	5.00%
Center Bank	$169,429	8.28%	$81,819	4.00%	$102,274	5.00%
As of December 31, 2006
Total Capital (to Risk-Weighted Assets)
Center Financial Corporation	$175,179	10.54%	$132,979	8.00%	$166,223	10.00%
Center Bank	$173,159	10.42%	$132,971	8.00%	$166,214	10.00%
Tier 1 capital (to Risk-Weighted Assets)
Center Financial Corporation	$157,053	9.45%	$66,489	4.00%	$99,734	6.00%
Center Bank	$155,033	9.33%	$66,486	4.00%	$99,728	6.00%
Tier 1 capital (to Average Assets)
Center Financial Corporation	$157,053	8.62%	$72,872	4.00%	$91,089	5.00%
Center Bank	$155,033	8.51%	$72,868	4.00%	$91,086	5.00%

21. BUSINESS SEGMENT INFORMATION

The Company manages its activities as a single operating segment, and accordingly, the Company’s operations consist of a single reportable business segment. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” all prior period segment information has been reclassified to report only one operating segment. The following information is presents for historical purposes only.

	Year Ended December 31, 2005
	Banking Operations	Trade Finance Services	SBA	Total
	(Dollars in thousands)
Interest income	$78,107	$6,706	$8,012	$92,825
Interest expense	25,223	1,721	2,523	29,467

Net interest income	52,884	4,985	5,489	63,358
Provision for loan losses	3,014	119	237	3,370

Net interest income after provision for loan losses	49,870	4,866	5,252	59,988
Other operating income	13,615	3,726	3,190	20,531
Other operating expenses	36,113	3,193	1,519	40,825

Segment pretax profit	$27,372	$5,399	$6,923	$39,694

Segment assets	$1,426,553	$121,362	$113,088	$1,661,003

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
2007
Interest Income	$33,981	$35,429	$36,735	$37,096
Interest Expense	15,383	16,230	17,403	17,970
Net interest income before provision for loan losses	18,598	19,199	19,332	19,127
Provision for loan losses	1,270	1,100	2,000	2,125
Net income	5,857	6,482	5,698	3,906
Earnings per share:
Basic	$0.35	$0.39	$0.34	$0.23
Diluted	0.35	0.39	0.34	0.23
2006
Interest Income	$28,520	$29,717	$32,121	$34,371
Interest Expense	11,862	12,456	13,725	15,276
Net interest income before provision for loan losses	16,658	17,261	18,396	19,095
Provision for loan losses	257	1,518	2,494	1,397
Net income	5,769	7,679	6,360	6,350
Earnings per share:
Basic	$0.35	$0.47	$0.38	$0.38
Diluted	0.35	0.46	0.38	0.38
2005
Interest Income	$19,173	$21,810	$24,337	$27,505
Interest Expense	5,341	6,216	7,876	10,034
Net interest income before provision for loan losses	13,832	15,594	16,461	17,471
Provision for loan losses	650	1,050	930	740
Net income	5,413	6,010	6,531	6,649
Earnings per share:
Basic	$0.33	$0.37	$0.40	$0.40
Diluted	0.32	0.36	0.40	0.40

23. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

The information below is presented as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2007	2006
	(Dollars in thousands)
Assets:
Cash	$4,786	$2,461
Investment in subsidiaries	171,675	157,216
Other assets	287	666

Total assets	$176,748	$160,343

Liabilities:
Long-term subordinated debentures	$18,557	$18,557
Other liabilities	738	1,052

Total liabilities	19,295	19,609

Shareholders’ equity:
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,366,791 as of December 31, 2007 and 16,632,601 as of December 31, 2006	67,006	69,172
Retained earnings	90,541	71,777
Accumulated other comprehensive loss, net of tax	(94)	(215)

Total shareholders’ equity	157,453	140,734

Total liabilities and shareholders’ equity	$176,748	$160,343

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Cash dividend from Center Bank	$11,171	$4,435	$3,760
Equity in undistributed earnings of Center Bank	14,337	24,816	22,793
Other operating expenses, net	(3,565)	(3,093)	(1,950)

Net income	$21,943	$26,158	$24,603

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$21,943	$26,158	$24,603
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of the Bank	(14,337)	(24,816)	(22,793)
Stock option compensation	1,216	722	—
Increase in other assets	(143)	82	(638)
Increase in liabilities	32	56	791
Net dividends received from the Bank	—	—	(835)

Net cash provided by operating activities	8,711	2,202	1,128

Cash flows (used in) provided by financing activities:
Proceeds from stock options exercised	1,226	2,305	837
Payment to repurchase common stock	(4,608)	—	—
Tax benefit in excess of recognized cumulative compensation costs	—	523	—
Payment of cash dividend	(3,004)	(2,638)	(2,625)

Net cash (used in) provided by financing activities	(6,386)	190	(1,788)

Net increase (decrease) in cash	2,325	2,392	(660)
Cash, beginning of year	2,461	69	729

Cash, end of the year	$4,786	$2,461	$69

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) of the Securities Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of December 31, 2007, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2007, our controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported in accordance with the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

The board of directors, primarily through its audit committee, oversees the adequacy of the Company’s internal control structure. The audit committee, whose members are neither officers nor employees of the Company, meets periodically with management, internal auditors and internal credit examiners to review the functioning of each and to ensure that each is properly discharging its responsibilities. In addition, Grant Thornton LLP, an independent registered public accounting firm, was engaged to audit the Company’s consolidated financial statements and express an opinion as to the fairness of presentation of such financial statements. Grant Thornton LLP has issued an audit report on the effectiveness of management’s internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based upon the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by COSO. Based upon this assessment, management believes that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.

(c) Remediation of Material Weaknesses in Internal Control

Management previously disclosed a material weakness in internal control over financial reporting in its quarterly report on Form 10-Q, filed on April 27, 2007 for the quarter ended March 31, 2007, relating to our internal controls over the accuracy of certain general ledger balances and subsidiary ledgers being certified by each department and reviewed by the accounting department.

To remediate this material weakness, management implemented an additional review process by having independent departments review the certifications for branches and departments prior to the review by the accounting department. In addition, the Company’s internal audit department audits the certification process on a quarterly basis. As a result of these actions, management of the Company believes this material weakness was satisfactorily remediated as of September 30, 2007.

(d) Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the fourth quarter of 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Center Financial Corporation

We have audited Center Financial Corporation’s (a California Corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Center Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Center Financial Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Center Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Center Financial Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 22, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Los Angeles, California

February 22, 2008

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2007 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to the Company’s Code of Ethics and corporate governance matters will be set forth under the caption “Corporate Governance” in the Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Officer and Director Compensation” and “Compensation Discussion and Analysis” in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 12 with respect to securities authorized for issuance under equity compensation plans is set forth under “Item 5 – Market for Registrant’s Common Equity and Issuer Repurchases of Equity Securities” above.

Other Information Concerning Security Ownership of Certain Beneficial Owners and Management

The remainder of the information required by Item 12 will be set forth under the captions “Security Ownership of Certain Beneficial Owners and management” and “Election of Directors” in the Proxy Statement, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENENCE

The information required to be furnished pursuant to this item will be set forth under the caption “Related Party Transactions” and “Corporate Governance-Director Independence” in the Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required to be furnished pursuant to this item will be set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm—Fees” in the Proxy Statement, and is incorporated herein by reference

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated September 18, 2007 by and between Center Financial Corporation and First Intercontinental Bank[1]

3.1	Restated Articles of Incorporation of Center Financial Corporation[2]

3.2	Amendment to the Articles of Incorporation of Center Financial Corporation[3]

3.3	Amended and Restated Bylaws of Center Financial Corporation[4]

10.1	Employment Agreement between Center Financial Corporation and Jae Whan Yoo effective January 16, 2007[5]

10.2	2006 Stock Incentive Plan, as Amended and Restated June 13, 2007[6]

10.3	Lease for Corporate Headquarters Office[2]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[7]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[7]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[7]

10.7	Deferred compensation plan and list of participants[8]

10.8	Split dollar plan and list of participants[8]

10.9	Survivor income plan and list of participants[8]

10.10	Resignation Agreement for Seon Hong Kim[9]

10.11	Waiver and Release Agreement for James Hong[6]

11	Statement of Computation of Per Share Earnings (included in Note 15 to Consolidated Financial Statements included herein.)

21	Subsidiaries of Registrant

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[1]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference

[2]

Filed as an Exhibit of the same number to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the “Commission”) on June 14, 2002 and incorporated herein by reference

[3]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference

[4]	Filed as an Exhibit 3.2 to the Form 8-K filed with the Commission on May 12, 2006 and incorporated herein by reference

[5]	Filed as an Exhibit 10.1 to the Form 8-K filed with the Commission on February 1, 2007 and incorporated herein by reference

[6]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference

[7]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference

[8]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference

[9]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2007 and incorporated herein by reference

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

Date: February 22, 2008	/s/ Jae Whan Yoo
Jae Whan Yoo President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and the dates indicated.

Signature	Title	Date

/s/ Jae Whan Yoo Jae Whan Yoo	Director, Chief Executive Officer & President (Principal Executive Officer)	February 22, 2008

/s/ Peter Y. S. Kim Peter Y. S. Kim	Chairman of the Board	February 22, 2008

/s/ David Z. Hong David Z. Hong	Director	February 22, 2008

/s/ Chang Hwi Kim Chang Hwi Kim	Director	February 22, 2008

/s/ Sang Hoon Kim Sang Hoon Kim	Director	February 22, 2008

/s/ Chung Hyun Lee Chung Hyun Lee	Director	February 22, 2008

/s/ Jin Chul Jhung Jin Chul Jhung	Director	February 22, 2008

/s/ Lonny D. Robinson Lonny D. Robinson	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	February 22, 2008

S-1