Form 10-Q
period 2008-03-31
CENTER FINANCIAL CORP
filed 2008-04-24
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant is a “large accelerated filer”, an “accelerated filer”, a “non-accelerated filer”, or a “smaller reporting company”. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 21, 2008 there were 16,367,341 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1:	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

	3/31/2008	12/31/2007
	(Dollars in thousands)
ASSETS
Cash and due from banks	$60,457	$58,339
Federal funds sold	4,370	7,125
Money market funds and interest-bearing deposits in other banks	2,825	2,825

Cash and cash equivalents	67,652	68,289
Securities available for sale, at fair value	143,631	128,778
Securities held to maturity, at amortized cost (fair value of $10,350 as of March 31, 2008 and $10,961 as of December 31, 2007)	10,209	10,932
Federal Home Loan Bank and Pacific Coast Bankers Bank stock, at cost	15,410	15,219
Loans, net of allowance for loan losses of $21,685 as of March 31, 2008 and $20,477 as of December 31, 2007	1,739,431	1,748,143
Loans held for sale, at the lower of cost or fair value	109,739	41,492
Premises and equipment, net	14,268	13,585
Customers’ liability on acceptances	3,978	3,292
Other real estate owned, net	309	380
Accrued interest receivable	8,831	8,886
Deferred income taxes, net	12,584	13,142
Investments in affordable housing partnerships	11,691	11,911
Cash surrender value of life insurance	11,684	11,583
Goodwill	1,253	1,253
Intangible assets, net	253	267
Other assets	4,085	3,511

Total	$2,155,008	$2,080,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$357,422	$363,465
Interest-bearing	1,320,519	1,214,209

Total deposits	1,677,941	1,577,674
Acceptances outstanding	3,978	3,292
Accrued interest payable	11,593	13,213
Other borrowed funds	267,863	299,606
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	14,548	10,868

Total liabilities	1,994,480	1,923,210
Commitments and Contingencies	—	—
Shareholders’ Equity
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,367,341 shares as of March 31, 2008 and 16,366,791 shares as of December 31, 2007 (including 9,400 shares and 8,850 shares of unvested restricted stock)	67,354	67,006
Retained earnings	92,499	90,541
Accumulated other comprehensive income (loss), net of tax	675	(94)

Total shareholders’ equity	160,528	157,453

Total	$2,155,008	$2,080,663

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$33,610	$31,981
Interest on federal funds sold	41	52
Interest on taxable investment securities	1,742	1,626
Interest on tax-advantaged investment securities	52	133
Dividends on equity stock	205	174
Money market funds and interest-earning deposits	29	15

Total interest and dividend income	35,679	33,981
Interest Expense:
Interest on deposits	14,037	11,577
Interest expense on long-term subordinated debentures	326	369
Interest on other borrowed funds	2,717	3,436

Total interest expense	17,080	15,382

Net interest income before provision for loan losses	18,599	18,599
Provision for loan losses	2,162	1,270

Net interest income after provision for loan losses	16,437	17,329
Noninterest Income:
Customer service fees	1,813	1,767
Fee income from trade finance transactions	601	749
Wire transfer fees	260	211
Gain on sale of loans	330	—
Gain on sale of premises and equipment	—	12
Loan service fees	253	377
Other income	383	534

Total noninterest income	3,640	3,650
Noninterest Expense:
Salaries and employee benefits	7,120	6,440
Occupancy	1,041	959
Furniture, fixtures, and equipment	492	467
Data processing	522	503
Professional service fees	967	1,008
Business promotion and advertising	462	458
Stationery and supplies	131	134
Telecommunications	169	136
Postage and courier service	201	190
Security service	274	241
Other operating expenses	1,858	1,001

Total noninterest expense	13,237	11,537

Income before income tax provision	6,840	9,442
Income tax provision	2,620	3,584

Net income	4,220	5,858
Other comprehensive income—unrealized gain on available-for-sale securities, net of income tax expense of $557 and $336	769	463

Comprehensive income	$4,989	$6,321

EARNINGS PER SHARE:
Basic	$0.26	$0.35

Diluted	$0.26	$0.35

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	3/31/2008	3/31/2007
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$4,220	$5,858
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option compensation	348	205
Depreciation and amortization	737	671
Amortization of deferred fees	(467)	(327)
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	11	14
Provision for loan losses	2,162	1,270
Gain on sale of premises and equipment	—	(12)
Net increase in loans held for sale	(80,578)	(4,402)
Gain on sale of loans	(330)	—
Proceeds from sale of loans	12,661	—
Deferred tax provision	—	562
Federal Home Loan Bank stock dividend	(191)	(157)
Decrease (increase) in accrued interest receivable	55	(14)
Net increase in cash surrender value of life insurance policy	(101)	(97)
(Increase) decrease in other assets and servicing assets	(1,199)	1,726
Decrease in accrued interest payable	(1,620)	(845)
Increase in accrued expenses and other liabilities	2,942	733

Net cash (used in) provided by operating activities	(61,350)	5,185

Cash flows from investing activities:
Purchase of securities available for sale	(36,512)	—
Proceeds from principal repayment, matured, or called securities available for sale	19,438	23,226
Proceeds from sale of securities available for sale	3,537	—
Proceeds from matured, called or principal repayment on securities held to maturity	722	458
Purchase of Federal Home Loan Bank and other equity stock	—	(3,773)
Net decrease (increase) in loans	6,964	(39,169)
Proceeds from recoveries of loans previously charged off	53	30
Purchases of premises and equipment	(1,176)	(671)
Proceeds from disposal of equipment	—	12
Net increase in investments in affordable housing partnerships	—	291

Net cash used in investing activities	(6,974)	(19,596)

Cash flows from financing activities:
Net increase in deposits	100,267	12,752
Net (decrease) increase in other borrowed funds	(31,743)	10,472
Proceeds from stock options exercised	—	268
Payment of cash dividend	(837)	(665)

Net cash provided by financing activities	67,687	22,827

Net (decrease) increase in cash and cash equivalents	(637)	8,416
Cash and cash equivalents, beginning of the period	68,289	73,376

Cash and cash equivalents, end of the period	$67,652	$81,792

Supplemental disclosure of cash flow information:
Interest paid	$18,700	$16,227
Income taxes paid	$766	$379
Supplemental schedule of noncash investing, operating, and financing activities:
Cash dividend accrual	$820	$666

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. THE BUSINESS OF CENTER FINANCIAL CORPORATION

Center Financial Corporation (“Center Financial”) was incorporated on April 19, 2000 and acquired all of the issued and outstanding shares of Center Bank (the “Bank”) in October 2002. Currently, Center Financial’s direct subsidiaries include the Bank and Center Capital Trust I. Center Financial exists primarily for the purpose of holding the stock of the Bank and of other subsidiaries. Center Financial, the Bank, and Center Capital Trust I are collectively referred to herein as the “Company.”

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters are located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank provides comprehensive financial services for small to medium sized business owners, primarily in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is Southern California including Los Angeles, Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has 19 full-service branch offices, 16 of which are located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all California branches as de novo branches. On April 26, 2004, the Bank completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch, the Bank’s first out-of-state branch, with a focus on the Korean-American market in Chicago. The Bank assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Bank opened two new branches in Federal Way, Washington and Diamond Bar, California in November 2007 and March 2008, respectively. The Bank also operates seven Loan Production Offices (“LPOs”) in Seattle, Denver, Washington D.C., Atlanta, Dallas, Houston and Northern California.

In December 2003, the Company formed a wholly owned subsidiary, Center Capital Trust I, a Delaware statutory business trust, for the exclusive purpose of issuing and selling trust preferred securities.

Center Financial’s principal source of income is currently dividends from the Bank. The expenses of Center Financial, including, but not limited to, the payments of dividends to shareholders, interest on junior subordinated debenture issued through Center Capital Trust I, investor relations, management, legal and accounting and NASDAQ listing fees, have been and will generally be paid from dividends paid to Center Financial by the Bank.

Termination of previously announced acquisition

On September 18, 2007, the Company entered into a definitive agreement to acquire First Intercontinental Bank (“FICB”), a Georgia State-chartered commercial bank with assets of approximately $232 million as of June 30, 2007, for an aggregate purchase price of approximately $65.2 million. Under the agreement, the Company was to acquire all outstanding shares of FICB for consideration consisting of 60% cash and 40% in the Company’s common stock. FICB shareholders were to be given the option to elect to receive cash, stock or a combination of both. Included in the total purchase price, the Company was going to pay approximately $3.6 million related to the outstanding stock options of FICB.

On March 28, 2008, the Company received a notice from FICB asserting that FICB was entitled to terminate the definitive agreement under which the Company was to have acquired FICB. On April 8, 2008, FICB filed a complaint in the U.S. District Court in Atlanta alleging that the Company breached the definitive agreement and demanded liquidated damages of $3.1 million. The Company believes that FICB is in breach of the definitive agreement and intends to file a cross complaint on FICB to recover liquidated damages of $3.1 million.

The Company charged previously capitalized merger costs of approximately $400,000 to primarily legal and accounting expenses during the first quarter of 2008.

2. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Center Financial and the Bank. Center Capital Trust I is not consolidated as disclosed in Note 8.

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in Company’s annual report on Form 10-K for the year ended December 31, 2007.

Reclassifications

Reclassifications have been made to the prior year financial statements to conform to the current presentation.

3. SIGNIFICANT ACCOUNTING POLICIES

Accounting policies are fully described in Note 2 to the consolidated financial statements in Center Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 and there have been no material changes noted.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS No. 157 as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements or results of operations of the Company.

In September 2006, EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, was issued. The Task Force reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits under FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions or APB Opinion No. 12, Omnibus Opinion—1967 based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF Issue No. 06-4 as of January 1, 2008 and the cumulative effect of a change in accounting principle to recognize postretirement liability totaled $1.4 million and was recorded as a reduction of equity.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure financial instruments and certain warranty and insurance contracts at fair value. The SFAS No. 159 applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB No. 110”), Certain Assumptions Used in Valuation Methods, which extends the use of the “simplified” method, under certain circumstances, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. Prior to SAB No. 110, SAB No. 107 stated that the simplified method was only available for grants made up to December 31, 2007. The Company continues to use the simplified method in developing an estimate of the expected term of stock options.

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

The Company accounts for stock-based compensation in accordance with SFAS No. 123R since its adoption effective January 1, 2006. The Company’s pre-tax compensation expense for stock-based employees and directors’ compensation was $348,000 and $205,000 ($265,000 and $173,000 after tax effect of non-qualified stock options) for the three months ended March 31, 2008 and 2007, respectively.

The Company granted 3,000 and 151,500 options with a weighted average grant-date fair value of $3.08 and $9.15 for the three months ended March 31, 2008 and 2007, respectively.

The fair value of the stock options granted was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Beginning in 2006, with the adoption of SFAS No. 123R the expected life (estimated period of time outstanding) of options granted with a 10-year term was determined using the average of the vesting period and term, an accepted method under SEC’s Staff Accounting Bulletin No. 110, Certain Assumptions Used in Valuation Methods. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the day of grant, and calculated on a weekly basis.

	Three Months Ended 3/31/2008	Three Months Ended 3/31/2007
Risk-free interest rate	2.05% - 6.11%	2.05% - 4.80%
Expected life	3 - 6.5 years	3 - 6.5 years
Expected volatility	28% - 36%	30% - 36%
Expected dividend yield	0.00% - 2.21%	0.00% -1.05%

These assumptions were utilized in the calculation of the compensation expense noted above. These expenses are the result of previously granted stock options and those awarded during the three months ended March 31, 2008 and 2007, respectively.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2008 and 2007 is set forth in the following table:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2007	2,077,452	967,271	$17.05
Options granted	(3,000)	3,000	11.23
Options forfeited	—	—	—
Options exercised	—	—	—

Balance at March 31, 2008	2,074,452	970,271	17.03

Balance at December 31, 2006	2,670,290	473,593	$15.33
Options granted	(151,500)	151,500	22.22
Options forfeited	67,862	(67,862)	20.60
Options exercised	—	(28,520)	9.57

Balance at March 31, 2007	2,586,652	528,711	17.07

The options as of March 31, 2008 have been segregated into three ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
	Options Outstanding as of 3/31/2008	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Options Exercisable as of 3/31/2008	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
Range of Exercise Prices
$ 2.23 - $ 7.99	69,771	3.65	$4.99	69,771	3.65	$4.99
$ 8.00 - $ 20.00	646,500	8.63	16.05	80,700	5.82	13.08
$ 20.01 - $ 25.10	254,000	8.47	22.86	73,034	8.41	22.88

	970,271	8.23	17.03	223,505	5.99	13.76

Aggregate intrinsic value of options outstanding and options exercisable at March 31, 2008 was both $284,000. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $9.06 as of March 31, 2008, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was approximately $0 and $362,000 for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, the Company had approximately $4.0 million of unrecognized compensation costs related to non-vested options. The Company expects to recognize these costs over a weighted average period of 3.66 years.

Restricted stock activity under the 2006 Plan as of March 31, 2008, and changes during the three months ended March 31, 2008 are as follows:

	Three Months Ended March 31, 2008
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Nonvested, at beginning of period	8,850	$16.92
Granted	550	11.23
Vested	—	—
Cancelled and forfeited	—	—

Nonvested, at end of period	9,400	16.59

The Company recorded compensation cost of $8,000 and $0 related to the restricted stock granted under the 2006 Plan for the three months ended March 31, 2008 and 2007, respectively.

6. FAIR VALUE MEASUREMENTS

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

•	Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, included certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. The Company’s current portfolio does not have level 3 securities as of March 31, 2008. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.

Loans held for sale

Loans held for sale which is required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. As of March 31, 2008, the Company has $109.7 million of loans held for sale. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2008, entire balance of loans held for sale was recorded at its cost.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157. Fair value of OREO at March 31, 2008 was determined by sales agreement. Cost to sell associated with OREO was based on estimation per the terms and conditions of the sales agreement.

Assets measured at fair value at March 31, 2008 are as follows:

		Fair Value Measurements at Reporting Date Using
Description	3/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury	$504	$504	$—	$—
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	24,614	—	24,614	—
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	81,470	—	81,470	—
Corporate trust preferred securities	10,386	—	10,386	—
Mutual Funds backed by adjustable rate mortgages	4,529	—	4,529	—
Fixed rate collateralized mortgage obligations	20,928	—	20,928	—
Corporate debt securities	1,200	—	1,200	—

Total available-for-sale securities	$143,631	$504	$143,127	$—

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

7. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank of San Francisco (“FHLB”) and the Treasury, Tax, and Loan Investment Program. Other borrowed funds totaled $267.9 million and $299.6 million at March 31, 2008 and December 31, 2007, respectively. Interest expense on other borrowed funds was $2.7 million and $3.4 million for the three months ended March 31, 2008 and 2007, respectively, reflecting average interest rates of 3.92% and 5.28%, respectively. The reduction in the borrowing rate is a result of the interest rate cuts by the Federal Open Market Committee (FOMC) in the first quarter of 2008.

As of March 31, 2008, the Company borrowed $267.4 million from the FHLB with note terms from less than 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of the notes. Of the $267.4 million outstanding, $145.0 million is composed of six fixed rate term advances, each with an option to be called by the FHLB after the lockout dates varying from 6 months to 2 years. If market interest rates are higher than the advances’ stated rates at that time, the advances will be called by the FHLB and the Bank will be required to repay the FHLB. If market interest rates are lower after the lockout period, then the advances will not be called by the FHLB. If the advances are not called by the FHLB, then they will mature on the maturity date ranging from 4 years to 10 years. We may repay the advances with a prepayment penalty at any time. If the advances are called by the FHLB, there is no prepayment penalty.

The Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with the FHLB, with a total carrying value of $1.0 billion at March 31, 2008 as compared to $1.3 billion at December 31, 2007.

Subject to the right of the FHLB to require early repayment of the borrowings discussed above, FHLB advances outstanding, with an average interest rate of 3.56%, as of March 31, 2008, mature as follows:

(Dollars in thousands)
2008	$95,246
2009	25,343
2010	361
2011	25,381
2012 and thereafter	121,096

$267,427

Borrowings obtained from the Treasury Tax and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $2.2 million at March 31, 2008, as collateral to participate in the program. The total borrowed amount under the program, outstanding at March 31, 2008 and December 31, 2007 was $436,000 and $1.1 million, respectively.

8. LONG-TERM SUBORDINATED DEBENTURES

Center Capital Trust I is a Delaware business trust formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. During the fourth quarter of 2003, Center Capital Trust I issued 18,000 Capital Trust Preferred Securities (“TP Securities”), with liquidation value of $1,000 per security, for gross proceeds of $18,000,000. The entire proceeds of the issuance were invested by Center Capital Trust I in $18,000,000 of Junior Long-term Subordinated Debentures (the “Subordinated Debentures”) issued by the Company, with identical maturity, repricing and payment terms as the TP Securities. The Subordinated Debentures represent the sole assets of Center Capital Trust I. The Subordinated Debentures mature on January 7, 2034, with interest based on 3-month LIBOR plus 2.85% (7.11% at March 31, 2008), with repricing and payments due quarterly in arrears on January 7, April 7, July 7, and October 7 of each year commencing April 7, 2004. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any January 7th, April 7th, July 7th, and October 7th on or after April 7, 2009 at the Redemption Price. Redemption Price means 100% of the principal amount of Subordinated Debentures being redeemed plus accrued and unpaid interest on such

Subordinated Debentures to the Redemption Date, or in case of redemption due to the occurrence of a Special Event, to the Special Redemption Date if such Redemption Date is on or after April 7, 2009. The TP Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on January 7, 2034.

Holders of the TP Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at a current rate per annum of 7.11%. Interest rate defined as per annum rate of interest, resets quarterly, equal to LIBOR immediately preceding each interest payment date (January 7, April 7, July 7, and October 7 of each year) plus 2.85%. The distributions on the TP Securities are treated as interest expense in the consolidated statements of operations. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TP Securities issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TP Securities.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill. As of March 31, 2008, trust preferred securities comprised 10.5% of the Company’s Tier I capital.

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

9. EARNINGS PER SHARE

The actual number of shares outstanding at March 31, 2008 was 16,367,341. Basic earnings per share are calculated on the basis of weighted average number of shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Diluted earnings per share do not include all potentially dilutive shares that may result from outstanding stock options and restricted stock awards that may eventually vest.

The following table sets forth the Company’s earnings per share calculation for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008			2007
	(Dollars in thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$4,220	16,367	$0.26	$5,858	16,645	$0.35
Effect of dilutive securities:
Stock options and restricted stock awards	—	36	—	—	26	—

Diluted earnings per share	$4,220	16,403	$0.26	$5,858	16,671	$0.35

The number of common shares underlying stock options and shares of restricted stock which were outstanding but not included in the calculation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 900,500 and 176,000 shares for the three months ended March 31, 2008 and 2007, respectively.

On May 24, 2007, the Company announced a $10 million stock buyback program. As of March 31, 2008, the Company had purchased a total of 373,820 shares at an average price of $12.33 per share for a total of $4.6 million. These shares have been retired. No shares were repurchased during the first quarter of 2008 and there is no intention to continue the repurchase of shares under the program which will end on May 24, 2008.

10. CASH DIVIDENDS

On March 12, 2008, the Board of Directors declared a quarterly cash dividend of $0.05 per share. This cash dividend was paid on April 9, 2008 to shareholders of record as of March 26, 2008.

11. GOODWILL AND INTANGIBLES

In April 2004, the Company purchased the Chicago branch of Korea Exchange Bank and recorded goodwill of $1.3 million and a core deposit intangible of $462,000. The Company amortizes premiums on acquired deposits using the straight-line method over 5 to 9 years. Accumulated amortization was approximately $209,000 and $195,000 as of March 31, 2008 and December 31, 2007, respectively. Core deposit intangible, net of amortization, was approximately $253,000 and $267,000 at March 31, 2008 and December 31, 2007, respectively. Estimated amortization expense, for five succeeding fiscal years and thereafter, is as follows:

(Dollars in thousands)

2008 (remaining nine months)	$39
2009	53
2010	53
2011	53
2012	53
Thereafter	2

$253

12. COMMITMENTS AND CONTINGENCIES

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at March 31, 2008 and December 31, 2007 follows:

(Dollars in thousands)

	March 31, 2008	December 31, 2007
Loans	$228,860	$281,766
Standby letters of credit	7,756	8,200
Performance bonds	216	161
Commercial letters of credit	28,941	19,563

	$265,773	$309,690

Liabilities for losses on outstanding commitments of $276,000 and $317,000 were reported separately in other liabilities at March 31, 2008 and December 31, 2007, respectively.

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

Counterclaims by Center Bank—In June 2004, the Bank has filed cross-complaints against KDS Korea, KDS America, KDS USA, and the Korean Banks for negligence, fraudulent concealment and equitable indemnity as well as other claims.

Status of the Consolidated Action—The claims brought by KEIC and the Korean Banks, which total approximately $100 million, as well as the Bank’s counterclaims, have been consolidated into a single action. In November 2005, the Orange County Superior Court had dismissed all claims of KEIC against the Bank in state court on the grounds that federal courts have exclusive jurisdiction over the claims. In December 2006, the court of appeals reversed the earlier decision by the state court and remanded the case back to state court. No trial date has been scheduled.

If the outcome of this litigation is adverse and the Bank is required to pay significant monetary damages, the Bank’s financial condition and results of operations are likely to be materially and adversely affected. Although the Bank believes that it has meritorious defenses and intends to vigorously defend these lawsuits, management cannot predict the outcome of this litigation.

Termination of previously announced acquisition

On September 18, 2007, the Company entered into a definitive agreement to acquire First Intercontinental Bank (“FICB”), a Georgia State-chartered commercial bank with assets of approximately $232 million as of June 30, 2007, for an aggregate purchase price of approximately $65.2 million. Under the agreement, the Company was to acquire all outstanding shares of FICB for consideration consisting of 60% cash and 40% in the Company’s common stock. FICB shareholders were to be given the option to elect to receive cash, stock or a combination of both. Included in the total purchase price, the Company was going to pay approximately $3.6 million related to the outstanding stock options of FICB.

On March 28, 2008, the Company received a notice from FICB asserting that FICB was entitled to terminate the definitive agreement under which the Company was to have acquired FICB. On April 8, 2008, FICB filed a complaint in the U.S. District Court in Atlanta alleging that the Company breached the definitive agreement and demanded liquidated damages of $3.1 million. The Company believes that FICB is in breach of the definitive agreement and intends to file a cross complaint on FICB to recover liquidated damages of $3.1 million. Although the Company believes that it has meritorious defenses and intends to vigorously defend this lawsuit, management cannot predict the outcome of this litigation.

13. POSTRETIREMENT SPLIT-DOLLAR ARRANGEMENT

As of January 1, 2008, pursuant to EITF Issue No. 06-4, the Company recorded cumulative effect of a change in accounting principle for recognizing a liability for postretirement cost of insurance for endorsement split-dollar life insurance coverage with split-dollar arrangement for employees and non-employee directors in the amount of $1.4 million as a reduction of equity. On a monthly basis, the Company records benefit expense of such insurance coverage. Benefit expense during the quarter ended March 31, 2008 amounted to approximately $21,000.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the major factors that influenced the Company’s consolidated results of operations and financial condition as of and for the three months ended March 31, 2008 and 2007. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and with the unaudited consolidated financial statements and notes as set forth in this report.

FORWARD-LOOKING STATEMENTS

Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are forward looking statements. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. Risks and uncertainties include, but not limited to, possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuers of such securities suffer financial losses; increased competition among depository institutions; successful completion of planned acquisitions and effective integration of the acquired entities; the economic and regulatory effects of the continuing war on terrorism and other events of war, including the wars in Iraq and Afghanistan; the effect of natural disasters, including earthquakes and hurricanes; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, see “Interest Rate Risk Management” and “Liquidity and Capital Resources” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the year ended December 31, 2007, as supplemented by the information contained in this report.

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

Investment Securities

Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas with respect to available-for-sale securities, they are recorded as a separate component of shareholders’ equity (accumulated comprehensive other income or loss) and do not affect earnings until realized. The fair values of the Company’s investment securities are generally determined by reference to quoted market prices and reliable independent sources. The Company is obligated to assess, at each reporting date, whether there is other-than-temporary impairment (OTTI) to the Company’s investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. The Company did not have any investment securities that were deemed to be “other-than-temporarily” impaired as of March 31, 2008.

Loan Sales

Certain Small Business Administration loans and other loans that the Company has the intent to sell prior to maturity are designated as held for sale typically at origination and recorded at the lower of cost or market value, on an aggregate basis. Upon management’s decision, certain loans in the portfolio may be reclassified to the held for sale category prior to any commitment by the Company to sell the loans. Such decision is usually made to rebalance the loan portfolio and to better manage the Company’s liquidity and capital resources. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the premium on sale of loans is recognized as other operating income at the time of the sale. The remaining portion of the premium relating to the portion of the loan retained is deferred and amortized over the remaining life of the loan as an adjustment to yield. Servicing assets or liabilities are recorded when loans are sold with servicing retained, based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate plus 1 to 2%. Net servicing assets, or servicing assets net of servicing liabilities, are amortized in proportion to and over the period of estimated future servicing income. Management periodically evaluates the net servicing asset for impairment, which is the carrying amount of the net servicing asset in excess of the related fair value. Impairment, if it occurs, is recognized in a write-down in the period of impairment.

Allowance for Loan Losses

The Company’s allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature such as earthquakes, floods, fires, etc. that occur in a particular period. Qualitative factors include the general economic environment in the Bank’s markets and, in particular, the state of certain industries. Size and complexity of individual credits, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in its methodologies. As the Company adds new products, increases the complexity of the loan portfolio and expands the geographic coverage, the Company will enhance the methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have significant impact to the loan loss calculation. The Company believes that its methodologies continue to be appropriate given its size and level of complexity.

Share-based Compensation

The Company adopted SFAS No. 123R as of January 1, 2006 as discussed in Note 5 to the interim consolidated financial statements. SFAS No. 123R requires the Company to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment on the date of grant. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, is recognized on a straight-line basis in the consolidated statements of operations over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, is recognized in the consolidated statements of operations on a straight-line basis over the vesting period. In determining the fair value of stock options, the Company uses the Black-Scholes option-pricing model that employs the following assumptions:

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

SUMMARY OF FINANCIAL DATA

Executive Overview

Consolidated net income for the first quarter of 2008 decreased to $4.2 million, or $0.26 per diluted share compared to $5.9 million or $0.35 per diluted share in the first quarter of 2007. The following were significant highlights related to first quarter of 2008 results as compared to the corresponding period of 2007:

•

Net interest income before provision for loan losses was $18.6 million for both three months ended March 31, 2008 and 2007. Due to market rate decreases and growth in the loan portfolio, the average yield on loans for the three months ended March 31, 2008 decreased to 7.42% compared to 8.39% for the same period in 2007, a decrease of 97 basis points. The average investment portfolio for the first quarter of 2008 and 2007 was $163.0 million and $169.3 million, respectively. The average yields on the investment portfolio for the three months ended March 31, 2008 and 2007 were 5.05% and 4.72%, respectively.

•

Net interest margin for the first quarter of 2008 decreased to 3.76% compared to 4.39% for the same quarter of 2007. The changes in net interest margin were mainly attributable to 39% of our loan portfolio resetting downward immediately while there was a time lag on the resetting of interest rates for time deposits as a result of rate cuts by FOMC. Cost of interest-bearing liabilities decreased to 4.36% for the first quarter of 2008 as compared to 4.86% for the same period in 2007.

•

The provision for loan loss was $2.2 million for the three months ended March 31, 2008 compared to $1.3 million for the same period in 2007. The increase was a result of increased loan originations and the associated loan portfolio growth, and the deterioration in the overall economy.

•

The Company’s efficiency ratio increased to 59.5% for the three months ended March 31, 2008, compared to 51.9% for the same period in 2007. The increase mainly relates to additional noninterest expenses while interest income and noninterest income remained at a similar level as compared to the same period in 2007. Total noninterest expense of $13.2 million for the three months ended increased from $11.5 million or 14.8% as a result of increases in salaries and benefit expenses, occupancy expenses and other operating expenses.

Salaries and benefit expenses increased by approximately $680,000 as a result of two new branch openings which added 13 full time equivalents (“FTE”) to the staff and other vacant management and staff positions being filled after the first quarter of 2007. Total FTEs increased from 340 as of March 31, 2007 to 366 as of March 31, 2008. Management has recently taken some measures to reduce staff by approximately 8 FTE’s which could reduce salaries and benefit expenses by approximately $1.0 million annually.

Occupancy expenses increased as a result of the branch openings in Federal Way, Washington, and Diamond Bar, California. The Company also relocated its South Western branch in Los Angeles in the fourth quarter of 2007 which also contributed to the increase in occupancy expenses.

Other operating expenses increased mainly due to the increase in operational losses of $245,000, the regulatory assessment for FDIC of $225,000, a court claim settlement of $179,000 and other real estate owned related valuation adjustment of $68,000

•

Return on average assets and return on average equity decreased to 0.79% and 10.47%, respectively, for the three months ended March 31, 2008, compared to 1.29% and 16.43% during the same period in 2007. Return on average assets and the return on average equity decreased due to margin compression, an increase in loan loss provision and an increase in total noninterest expense during the first quarter of 2008 as compared to the same period in 2007.

The Company’s financial condition and liquidity remained strong at March 31, 2008. The following are important factors in understanding the Company’s financial condition and liquidity:

•

Net loans grew $59.5 million or 3.3% to $1.85 billion at March 31, 2008 compared to $1.79 billion at December 31, 2007. The growth in net loans is comprised primarily of net increases in commercial construction loans of $8.1 million or 11.9%, real estate commercial loans of $25.3 million or 2.1%, commercial loans of $22.0 million or 7.1%, SBA loans decreases of $8.9 million or 12.7% and trade finance loans increases of $16.5 million or 24.6%.

•

Total deposits increased $100.3 million or 6.4% to $1.68 billion at March 31, 2008 compared to $1.58 billion at December 31, 2007. This increase was the result of efforts to manage the Company’s balance sheet and to improve the performance of the earning assets and funding liabilities portfolios by adding $112.9 million of brokered deposits for the quarter. These efforts included the use of other funding liabilities such as FHLB borrowings to manage the repricing period of the interest bearing liabilities and replace time deposits which are presently more expensive than wholesale funding.

•

As a result of the aforementioned growth in loans and the increase in deposits, the ratio of net loans to total deposits decreased to 110.2% at March 31, 2008 as compared to 113.4% at December 31, 2007. The decrease in the loan to deposit ratio was due primarily to the increase in wholesale brokered deposits for the three months ended March 31, 2008.

•

The ratio of nonaccrual loans to total loans decreased to 0.34% at March 31, 2008 compared to 0.35% at December 31, 2007. Our ratio of allowance for loan losses to total nonperforming loans increased to 339% at March 31, 2008, as compared to 327% at December 31, 2007 and our allowance for losses to total gross loans increased to 1.16% at March 31, 2008 compared to 1.13% at December 31, 2007.

•	The most recent notification from the FDIC in May 2007 categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

•	The Company declared its quarterly cash dividend of $0.05 per share in March 2008.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in consolidated statements of operations, the Company generated net income of $4.2 million during the three months ended March 31, 2008 compared to $5.9 million during the same period in 2007. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component:

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield (1)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield (1)
Assets:
Interest-earning assets:
Loans (2)	$1,816,673	$33,610	7.42%	$1,546,276	$31,981	8.39%
Federal funds sold	4,751	41	3.46	3,649	52	5.78
Investments (3) (4)	162,965	2,050	5.05	169,307	1,969	4.72

Total interest-earning assets (4)	1,984,389	35,701	7.22	1,719,232	34,002	8.02

Noninterest—earning assets:
Cash and due from banks	59,990			74,121
Bank premises and equipment, net	13,987			13,418
Customers’ acceptances outstanding	3,389			3,641
Accrued interest receivables	8,198			7,884
Other assets	38,658			29,224

Total noninterest-earning assets	124,222			128,288

Total assets	$2,108,611			$1,847,520

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$297,569	$2,702	3.64%	$171,633	$1,416	3.34%
Savings	53,830	445	3.32	72,887	643	3.58
Time certificates of deposit over $100,000	809,216	9,540	4.73	667,823	8,511	5.17
Other time certificates of deposit	116,478	1,350	4.65	90,723	1,007	4.50

	1,277,093	14,037	4.41	1,003,066	11,577	4.68
Other borrowed funds	277,136	2,717	3.93	263,099	3,436	5.30
Long-term subordinated debentures	18,557	326	7.05	18,557	369	8.06

Total interest-bearing liabilities	1,572,786	17,080	4.36	1,284,722	15,382	4.86

Noninterest-bearing liabilities:
Demand deposits	351,107			392,732

Total funding liabilities	1,923,893		3.56%	1,677,454		3.72%

Other liabilities	23,090			25,397

Total noninterest-bearing liabilities	374,197			418,129
Shareholders’ equity	161,628			144,669

Total liabilities and shareholders’ equity	$2,108,611			$1,847,520

Net interest income (4)		$18,621			$18,620

Cost of deposits			3.46%			3.36%

Net interest spread (5)			2.86%			3.16%

Net interest margin (6)			3.76%			4.39%

(1)	Average rates/yields for these periods have been annualized.

(2)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $467,000 for the three months ended March 31, 2008 and $273,000 for the same period in 2007. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

(3)	Investments include securities available for sale, securities held to maturity, FHLB and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.

(4)	Investment yields have been computed on a tax equivalent basis for any tax-advantaged income in the amount of $22,000 and $21,000 for the three months ended March 31, 2008 and 2007, respectively.

(5)	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

(6)	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets as adjusted for tax equivalent basis for any tax advantaged income.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume) and (ii) changes in interest rates (rate):

	Three Months Ended March 31, 2008 vs. 2007
	Increase (Decrease) Due to Change In
	Volume	Rate (7)	Total
Earning assets:
Interest income:
Loans (8)	$4,106	$(2,477)	$1,629
Federal funds sold	13	(24)	(11)
Investments (9)	(69)	150	81

Total earning assets	4,050	(2,351)	1,699

Interest expense:
Deposits and borrowed funds:
Money market and super NOW accounts	1,130	156	1,286
Savings deposits	(160)	(38)	(198)
Time certificates of deposits	1,889	(517)	1,372
Other borrowings	197	(916)	(719)
Long-term subordinated debentures	—	(43)	(43)

Total interest-bearing liabilities	3,056	(1,358)	1,698

Net interest income	$994	$(993)	$1

(7)	Average rates/yields for these periods have been annualized.

(8)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $467,000 for the three months ended March 31, 2008 and $273,000 for the same period in 2007. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

(9)	Investment yields have been computed on a tax equivalent basis for any tax-advantaged income in the amount of $22,000 and $21,000 for the three months ended March 31, 2008 and 2007, respectively.

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

Total interest and dividend income for the three months ended March 31, 2008 was $35.7 million compared to $34.0 million for the same period in 2007. The increase was primarily due to growth in earning assets offset by market rate decreases. Growth in earning assets was mainly driven by loan production from branches and loan production offices. Average net loans increased by $270.4 million for the three months ended March 31, 2008 compared to the same period in 2007.

Total interest expense for the three months ended March 31, 2008 increased by $2.5 million or 21.2% compared to the same period in 2007. These increases were primarily due to interest-bearing deposit growth offset by the decrease in market rates set by the FOMC. Average interest bearing liabilities increased by $288.1 million for the three months ended March 31, 2008 compared to the same period in 2007.

Net interest income before provision for loan losses was $18.6 million for both three months ended March 31, 2008 and 2007. Due to market rate decreases and growth in the loan portfolio, the average yield on loans for the first quarter of 2008 decreased to 7.42% compared to 8.39% for the same quarter in 2007, a decrease of 97 basis points. The average investment portfolio for the first quarter of 2008 and 2007 was $163.0 million and $169.3 million, respectively. The average yields on the investment portfolio for the first quarter of 2008 and 2007 were 5.05% and 4.72%, respectively.

Net interest margin for the first quarter of 2008 decreased to 3.76% compared to 4.39% for the same quarter of 2007. The changes in net interest margin were attributable to 39% of our loan portfolio resetting downward while there was a time lag on the decrease in repricing interest rates for time deposits and to the increase in percentage of money market accounts from 15.5% at March 31, 2007 to 20.1% at March 31, 2008 of total deposits. Cost of interest-bearing liabilities decreased to 4.36% for the first quarter of 2008 as compared to 4.86% for the same period in 2007.

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

The provision for loan losses was $2.2 million for the three months ended March 31, 2008 compared to $1.3 million for the same period in 2007. The increase was a result of increased loan originations and the associated loan portfolio growth, the Company’s detailed quarterly analysis of the credit quality of the loan portfolio, and deterioration in overall economy. Management believes that the $2.2 million loan loss provision was adequate for the first three months of 2008.

While management believes that the allowance for loan losses of 1.16% of total loans at March 31, 2008 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimated, inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	Three Months Ended March 31,
	2008		2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Customer service fees	$1,813	49.81%	$1,767	48.41%
Fee income from trade finance transactions	601	16.51	749	20.52
Wire transfer fees	260	7.14	211	5.78
Gain on sale of loans	330	9.07	—	—
Gain on sale of premises and equipment	—	—	12	0.33
Loan service fees	253	6.95	377	10.33
Other income	383	10.52	534	14.63

Total noninterest income	$3,640	100.00%	$3,650	100.00%

As a percentage of average earning assets		0.74%		0.86%

For the three months ended March 31, 2008, noninterest income was $3.6 million compared to $3.7 million for the same period in 2007. For the three months ended March 31, 2008, noninterest income, as a percentage of average earning assets, decreased to 0.74% from 0.86% for the same period in 2007. The nominal decrease in the amount was related to the reduction of trade finance transactions fees, loan service fees and other miscellaneous income offset by the increase in wire transfer fees, customer service fees and gain on sale of loans for the three months ended March 31, 2008 as compared to the same period in 2007. The primary sources of recurring noninterest income continue to be customer service fees and fee income from trade finance transactions.

Customer service fees for the three months ended March 31, 2008 increased by $46,000 or 2.6% as compared to the same period in 2007. This increase was due primarily to a nominal increase in customer accounts.

Fee income from trade finance transactions for the three months ended March 31, 2008 decreased by $148,000, or 19.8% as compared to the same period in 2007. The decrease was due to less international trade activity by the Company’s customers.

The Company recorded $330,000 and $0 gain on sale of loans for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, the Company sold SBA loans of $12.2 million as compared to no sales during the same period in 2007.

Loan service fee income for the three months ended March 31, 2008 decreased by $124,000, or 32.9% as compared to the same period in 2007. The decrease was due to SBA loan production levels being reduced from the previous year due to a slower economy.

Other miscellaneous income decreased by $151,000, or 28.3% as compared to the same period in 2007. During the first quarter of 2008, the Company discontinued outsourcing its official check processing process and the fees the Company collected will cease but the Company will have larger cash balances that can be invested elsewhere.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
	2008		2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$7,120	53.79%	$6,440	55.82%
Occupancy	1,041	7.86	959	8.31
Furniture, fixtures, and equipment	492	3.72	467	4.04
Data processing	522	3.94	503	4.36
Professional service fees	967	7.31	1,008	8.74
Business promotion and advertising	462	3.49	458	3.97
Stationery and supplies	131	0.99	134	1.16
Telecommunications	169	1.28	136	1.18
Postage and courier service	201	1.52	190	1.65
Security service	274	2.07	241	2.09
Other operating expenses	1,858	14.03	1,001	8.68

Total noninterest expense	$13,237	100.00%	$11,537	100.00%

As a percentage of average earning assets		2.68%		2.72%
Efficiency ratio		59.5%		51.9%

For the first quarter of 2008, noninterest expense increased 14.7% to $13.2 million, compared to $11.5 million for the same period in 2007. The increase in noninterest expense was primarily attributable to the increases in salaries and employee benefits, occupancy and other operating expenses. Noninterest expense as a percentage of average earning assets was 2.68% for the three months ended March 31, 2008 compared to 2.72% for the same period in 2007.

The Company’s efficiency ratio increased to 59.5% for the three months ended March 31, 2008, compared to 51.9% for the same period in 2007. The increase mainly relates to the increase in noninterest expenses while interest income and noninterest income remained at a similar level as compared to the same period in 2007.

Salaries and benefits expenses increased 10.9% to $7.1 million for the three months ended March 31, 2008 compared to $6.4 million for the same period in 2007. This increase was due to two new branch openings which added 13 full time equivalents (“FTE”) to the staff and other vacant management and staff positions being filled after the first quarter of 2007. Total FTEs increased from 340 as of March 31, 2007 to 366 as of March 31, 2008. Management has recently taken some measures to reduce staff by approximately 8 FTE’s which could reduce salaries and benefit expenses by approximately $1.0 million annually.

Occupancy expenses increased by 8.6% to $1.0 million for the three months ended March 31, 2008 compared to $959,000 in the same period in 2007. This increase was due mainly to increased rent expenses resulting from recent addition of two new branches and depreciation expenses as a result of facility improvements made during the past year.

Professional fees were $967,000 for the three months ended March 31, 2008 compared to $1.0 million for the same period in 2007. Even with the write-off of merger related costs for legal, consulting and accounting expenses of $400,000 during the first quarter of 2008 which was a result of the termination of the previously announced merger with First Intercontinental Bank, overall legal, consulting and accounting costs were reduced.

For the three months ended March 31, 2008, other operating expenses increased 85.6% to $1.9 million as compared to $1.0 million for the same period in 2007. The increases for the three months ended March 31, 2008 were mainly due to the increase in operational losses of $245,000, the regulatory assessment for FDIC of $225,000, a court claim settlement of $179,000 and other real estate owned related valuation adjustment of $68,000.

The remaining noninterest expenses include such items as data processing, business promotion and advertising, stationery and supplies, telecommunications, postage, courier service, and security service expenses. For the three months ended March 31, 2008, these noninterest expenses amounted to $1.3 million compared to $1.2 million for the same period in 2007.

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

For the three months ended March 31, 2008 and 2007, the provision for income taxes was $2.6 million and $3.6 million, representing effective tax rates of 38.3% and 38.0%, respectively. The primary reasons for the difference from the federal statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax favored investments in low-income housing, municipal obligations, dividend exclusions, treatment of SFAS 123R amortization, increase in cash surrender value of bank owned life insurance, and California enterprise zone deductions. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $195,000 for the three months ended March 31, 2008 compared to $157,000 for the same period in 2007.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax return. The Company’s deferred tax assets were $12.6 million as of March 31, 2008, and $13.1 million as of December 31, 2007. As of March 31, 2008, the Company’s deferred tax assets were primarily due to the allowance for loan losses and impairment losses on U.S. Government sponsored enterprise preferred stock.

In accordance with FIN 48, it is management’s policy to separately disclose any penalties or interest arising from the application of federal or state income taxes. There were no penalties or interest assessed for the quarter ended March 31, 2008.

Generally, the Company is subject to federal income tax audit examination for years beginning in 2004 and thereafter and years beginning in 2003 for state income tax purposes. Presently, the Company’s 2005 tax return is undergoing a federal income tax audit. The Company does not anticipate any material changes as a result of the examination. In addition, the Company does not have any unrecognized tax benefits subject to significant increase or decrease as a result of uncertainty.

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

The Company invests its excess available funds from daily operations primarily in overnight Fed Funds and Money Market Funds. Money Market Funds are composed of mostly government funds and high quality short-term commercial paper. The Company can redeem the funds at any time. As of March 31, 2008 and

December 31, 2007, the amounts invested in Federal Funds were $4.4 million and $7.1 million, respectively. The average yield earned on these funds was 3.46% for the three months ended March 31, 2008 compared to 5.78% for the same period last year.

Investment Portfolio

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	As of March 31,		As of December 31,
	2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$500	$504	$500	$504
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	23,998	24,614	35,998	36,315
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	80,974	81,470	55,165	55,272
U.S. Government sponsored enterprise preferred stock	—	—	3,537	3,537
Corporate trust preferred securities	11,000	10,386	11,000	10,230
Mutual Funds backed by adjustable rate mortgages	4,500	4,529	4,500	4,499
Fixed rate collateralized mortgage obligations	20,294	20,928	17,041	17,228
Corporate debt securities	1,200	1,200	1,199	1,193

Total available for sale	$142,466	$143,631	$128,940	$128,778

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$4,695	$4,713	$5,327	$5,303
Municipal securities	5,514	5,637	5,605	5,658

Total held to maturity	$10,209	$10,350	$10,932	$10,961

Total investment securities	$152,675	$153,981	$139,872	$139,739

As of March 31, 2008, investment securities totaled $153.8 million or 7.1% of total assets, compared to $139.7 million or 6.7% of total assets as of December 31, 2007. The increase in the investment portfolio was part of our balance sheet restructuring, for interest rate risk and liquidity management purposes.

As of March 31, 2008, available-for-sale securities totaled $143.6 million, compared to $128.8 million as of December 31, 2007. Available-for-sale securities as a percentage of total assets increased to 6.7% as of March 31, 2008 compared to 6.2% at December 31, 2007. Held-to-maturity securities decreased to $10.2 million as of March 31, 2008, compared to $10.9 million as of December 31, 2007. The composition of available-for-sale and held-to-maturity securities was 93.4% and 6.6% as of March 31, 2008, compared to 92.2% and 7.8% as of December 31, 2007, respectively. For the three months ended March 31, 2008, the yield on the average investment portfolio, on a tax equivalent basis, was 5.05% as compared to 4.72% for the same period in 2007.

The following table summarizes, as of March 31, 2008, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	Within one Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	$504	4.94%	$21,606	4.73%	$3,008	4.25%	$—	0.00%	$25,118	4.68%
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	248	3.85	785	4.42	9,512	4.97	70,925	4.79	81,470	4.80
Corporate trust preferred securities	—	—	—	—	—	—	10,386	6.66	10,386	6.66
Mutual Funds backed by adjustable rate mortgages	4,529	4.14	—	—	—	—	—	—	4,529	4.14
Fixed rate collateralized mortgage obligations	—	—	—	—	1,659	4.69	19,269	5.51	20,928	5.44
Corporate debt securities	1,200	3.63	—	—	—	—	—	—	1,200	3.63

Total available for sale	$6,481	4.10	$22,391	4.72	$14,179	4.78	$100,580	5.12	$143,631	4.98

Held to Maturity (Amortized Cost):
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$—	—%	$—	—%	$—	—%	$4,695	4.97%	$4,695	4.97%
Municipal securities	300	4.05	1,650	4.01	2,752	3.71	812	3.88	5,514	3.84

Total held to maturity	$300	4.05	$1,650	4.01	$2,752	3.71	$5,507	4.81	$10,209	4.36

Total investment securities	$6,781	4.09%	$24,041	4.67%	$16,931	4.61%	$106,087	5.10%	$153,840	4.94%

The following table shows the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2008.

	As of March 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental and U.S Government sponsored enterprise agencies securities	$—	$—	$—	$—	$—	$—
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	18,956	(99)	11,683	(152)	30,639	(251)
Municipal securities and corporate debt securites	10,615	(620)	—	—	10,615	(620)

Total	$29,571	$(719)	$11,683	$(152)	$41,254	$(871)

As of March 31, 2008, the Company had a total fair value of $41.3 million of securities, with unrealized losses of $871,000. We believe these unrealized losses are due to a temporary condition, primarily changes in interest rates, and do not reflect a deterioration of credit quality of the issuer. The market value of securities that have been in a continuous loss position for 12 months or more totaled $11.7 million, with unrealized losses of $152,000.

All individual securities that have been in a continuous unrealized loss position at March 31, 2008 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at March 31, 2008. These securities have decreased in value since their purchase dates as market interest rates have changed. However, the Company has the ability, and management intends, to hold these securities until their fair values recover to cost.

Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio, including loans held for sale, as of the dates indicated:

	March 31, 2008		December 31, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$76,243	4.07%	$68,143	3.76%
Commercial (10)	1,222,385	65.25	1,197,104	66.04
Commercial (11)	332,950	17.77	310,962	17.16
Trade Finance (12)	83,418	4.45	66,964	3.69
SBA (13)	61,583	3.29	70,517	3.89
Other (14)	66	0.00	26	0.00
Consumer	96,651	5.17	98,943	5.46

Total Gross Loans	1,873,296	100.00%	1,812,659	100.00%
Less:
Allowance for Lan Losses	21,685		20,477
Deferred Loan Fees	1,561		1,847
Discount on SBA Loans Retained	880		700

Total Net Loans and Loans Held for Sale	$1,849,170		$1,789,635

(10)	Real estate commercial loans are loans secured by deeds of trust on real estate.

(11)	Balance includes loans held for sale of $76.7 million and $0, at the lower of cost or fair value, at March 31, 2008 and December 31, 2007, respectively.

(12)	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.

(13)	Balance includes SBA loans held for sale of $33.1 million and $41.5 million, at the lower of cost or fair value, at March 31, 2008 and December 31, 2007, respectively.

(14)	Consists of transactions in process and overdrafts.

The Company’s gross loans grew $60.6 million, or 3.3%, during the three months ended March 31, 2008. Net loans increased $59.5 million, or 3.3%, to $1.85 billion at March 31, 2008, as compared to $1.79 billion at December 31, 2007. The increase in loans was funded primarily through liquidity created from principal reductions from loan payments, wholesale deposit growth and FHLB borrowings. While management believes that it can continue to leverage the Company’s current infrastructure to achieve growth in the loan portfolio, no assurance can be given that such growth will occur. Net loans as of March 31, 2008 represented 85.8% of total assets, compared to 86.0% as of December 31, 2007. Management reclassified loans of $76.7 million as held for sale during the first quarter of 2008 and sale of these loans is expected to occur during the second and third quarter of 2008.

The growth in net loans is comprised primarily of net increases in commercial real estate construction loans of $8.1 million or 11.9%, commercial real estate loans of $25.3 million or 2.1%, commercial loans of $22.0 million, or 7.1%, trade finance loans of $16.5 million, or 24.6% and a decrease in SBA loans of $8.9 million or 12.7%.

As of March 31, 2008, commercial real estate remained the largest component of the Company’s total loan portfolio with loans totaling $1.2 billion, representing 65.3% of total loans, compared to $1.2 billion or 66.0% of total loans at December 31, 2007. The increase in commercial real estate loans resulted from a continued demand for the Company’s commercial loan products.

Commercial business loans increased to $333.0 million as of March 31, 2008, compared to $311.0 million at December 31, 2007. The increase resulted from management’s efforts to continue focusing on the Company’s commercial business loan products to meet the needs of our customer base.

Trade finance loans increased by $16.5 million, or 24.6%, to $83.4 million as of March 31, 2008 from $67.0 million at December 31, 2007. This increase in trade finance loans was mainly due to increased loan activity in commercial lines related to letter of credit for correspondent banks.

During the three months ended March 31, 2008, the Company sold SBA loans of $12.2 million while retaining the obligation to service the loans for a servicing fee and to maintain customer relations compared to no sales during the same period in 2007. As of March 31, 2008, the Company was servicing $122.4 million of sold SBA loans, compared to $117.5 million of sold SBA loans as of December 31, 2007. The Company’s SBA portfolio decreased to $61.6 million at March 31, 2008, a decrease of $8.9 million, or 12.7%, compared to December 31, 2007. The Company is considering of sale of loans up to $100 million, which may occur in the second and third quarter of 2008.

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

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	March 31,	December 31,	March 31,
	2008	2007	2007
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
Construction	$—	$—	$—
Commercial	—	—	—
Commercial	2,471	1,775	1,479
Consumer	512	457	408
Trade Finance	—	—	—
SBA	3,410	4,033	2,018

Total nonperforming loans	6,393	6,265	3,905
Other real estate owned	309	380	—

Total nonperforming assets	$6,702	$6,645	$3,905

Guaranteed portion of nonperforming SBA loans	$2,545	$2,740	$958

Total nonperforming assets, net of SBA guarantee	$4,157	$3,905	$2,947

Nonperforming loans as a percent of total gross loans	0.34%	0.35%	0.24%
Nonperforming assets as a percent of total loans and other real estate owned	0.36%	0.37%	0.25%
Allowance for loan losses to nonperforming loans	339%	327%	457%

Management’s classification of a loan as nonaccrual or restructured is an indication that there is reasonable doubt as to the full collectibility of principal and/or interest on the loan. At this point, the Company stops recognizing interest income on the loan and reverses any uncollected interest that had been accrued but unpaid. If the loan deteriorates further due to a borrower’s bankruptcy or similar financial problems, unsuccessful collection efforts or a loss classification, the remaining balance of the loan is then charged off. These loans may or may not be collateralized, but collection efforts are continuously pursued.

Total nonperforming loans increased to $6.4 million as of March 31, 2008 from $6.3 million as of December 31, 2007 and $3.9 million as of March 31, 2007, respectively. The slight increase from December 31, 2007 to March 31, 2008 was the result of additions from the Company’s commercial loan portfolio of $696,000 and consumer loans of $55,000 offset by the decreases in the SBA loan portfolio of $623,000.

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

The following table provides information on impaired loans:

	As of and for the three months ended March 31, 2008	As of and for the twelve months ended December 31, 2007
	(Dollars in thousands)
Impaired loans with specific reserves	$4,937	$2,127
Impaired loans without specific reserves	6,306	1,150

Total impaired loans	11,243	3,277
Specific reserve on impaired loans	(1,085)	(100)

Net recorded investment in impaired loans	$10,158	$3,177

Average total recorded investment in impaired loans	$8,790	$8,181

Interest income recognized on impaired loans on a cash basis	$134	$1,361

At March 31, 2008, the Company assessed its loan portfolio and through its analysis, the Company determined that twelve loans totaling $11.2 million including five SBA loans of $3.6 million are impaired on the basis of recent financial performance of the borrowers. The Company evaluated the impairment of these relationships based on the present value of expected future cash flows discounted at the loans’ effective interest rate, observable market price, or the fair value of the collateral if the repayment of the loan is dependent solely on the underlying collateral. The Company determined that a specific impairment reserve of $1.1 million and $100,000 are required at March 31, 2008 and December 31, 2007, respectively.

Allowance for Loan Losses

The Company’s allowance for loan loss methodologies incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and to quantifiable external factors including commodity and finished goods prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in the Company’s markets and, in particular, the state of certain industries. Size and complexity of individual credits, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in its methodologies. As the Company adds new products, increases the complexity of the loan portfolio, and expands the geographic coverage, the Company will enhance the methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have significant impact to the loan loss calculation. The Company believes that its methodologies continue to be appropriate given its size and level of complexity.

The allowance for loan losses reflects management’s judgment of the level of allowance adequate to provide for probable losses inherent in the loan portfolio as of the date of the consolidated statements of financial condition. On a quarterly basis, the Company assesses the overall adequacy of the allowance for loan losses, utilizing a disciplined and systematic approach which includes the application of a specific allowance for identified problem loans, a formula allowance for identified graded loans and an allocated allowance for large groups of smaller balance homogeneous loans.

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

Formula Allowance for Identified Graded Loans. Non-homogeneous loans such as commercial real estate, construction, commercial business, trade finance and SBA loans that are not subject to the allowance for specifically identified loans discussed above are reviewed and subject to a formula allowance. The formula allowance is calculated by applying loss factors to outstanding Pass, Special Mention, Substandard and Doubtful loans. The evaluation of inherent loss for these loans involves a high degree of uncertainty, subjectivity and judgment because probable loan losses are not identified with a specific loan. In determining the formula allowance, the Company relies on a mathematical calculation that incorporates a twelve-quarter rolling average of historical losses. In order to reflect the impact of recent events, the twelve-quarter rolling average has been weighted. Loans risk rated Pass, Special Mention and Substandard for the most recent three quarters are adjusted to an annual basis as follows:

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

Allowance for Large Groups of Smaller Balance Homogeneous Loans. The portion of the allowance allocated to large groups of smaller balance homogeneous loans is focused on loss experience for the pool rather than on an analysis of individual loans. Large groups of smaller balance homogeneous loans consist of consumer loans to individuals. The allowance for groups of performing loans is based on historical losses over a three-year period. In determining the level of allowance for delinquent groups of loans, the Company classifies groups of homogeneous loans based on the number of days delinquent and other qualitative factors and trends.

The process of assessing the adequacy of the allowance for loan losses involves judgmental discretion, and eventual losses may differ from even the most recent estimates. To assist management in monitoring the allowance for loan losses, the Company’s independent loan review consultants review the allowance as an integral part of their examination process.

The following table sets forth the composition of the allowance for loan losses as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Specific (Impaired loans)	$1,085	$100
Formula (non-homogeneous)	20,067	19,867
Homogeneous	533	510

Total allowance for loan losses	$21,685	$20,477

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

	Three Months Ended March 31, 2008	Year Ended December 31, 2007	Three Months Ended March 31, 2007
	(Dollars in thousands)
Balances
Average total loans outstanding during the period (15)	$1,837,574	$1,656,842	$1,563,622

Total loans outstanding at end of period (15)	$1,870,698	$1,810,112	$1,597,629

Allowance for Loan Losses:
Balance at beginning of period	$20,477	$17,412	$17,412

Charge-offs:
Real estate
Construction	—	—	—
Commercial	—	—	—
Commercial	817	2,725	754
Consumer	117	218	78
Trade finance	—	—	—
SBA	73	609	25

Total charge-offs	1,007	3,552	857

Recoveries
Real estate	—	—	—
Commercial	10	34	10
Consumer	21	72	15
Trade finance	—	—	—
SBA	22	17	5

Total recoveries	53	123	30

Net loan charge-offs	954	3,429	827
Provision for loan losses	2,162	6,494	1,270

Balance at end of period	$21,685	$20,477	$17,855

Ratios:
Net loan charge-offs to average loans	0.05%	0.21%	0.05%
Provision for loan losses to average total loans	0.12	0.39	0.08
Allowance for loan losses to gross loans at end of period	1.16	1.13	1.12
Allowance for loan losses to total nonperforming loans	339	327	457
Net loan charge-offs to allowance for loan losses at end of period	4.40	16.75	4.63
Net loan charge-offs to provision for loan losses	44.13	52.80	65.12

(15)	Total loans are net of deferred loan fees and discount on SBA loans sold.

Based on a quarterly migration analysis which evaluates loan portfolio credit quality, allowance for loan losses grew to $21.7 million as of March 31, 2008 compared to $20.5 million at December 31, 2007. The Company recorded a provision of $2.2 million for the three months ended March 31, 2008 compared to $1.3 million for the same period of 2007. For the three months ended March 31, 2008, the Company charged off $1.0 million and recovered $53,000 resulting in net loan charge-offs of $954,000, compared to net loan charge-offs of $827,000 for the same period in 2007.

Loan charge-offs for the quarter ended March 31, 2008 were comprised of commercial loans at 41%, Bank-to-Business (B2B) loans at 40%, consumer loans at 12% and SBA loans at 7%. General merchandising businesses represented 26% of total loan charge-offs, restaurants 21%, retail stores 12% and other small businesses 40%. Approximately 13% of the net charge-offs for the quarter ended March 31, 2008 were outside of the Southern California market.

The Company is operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Financial institutions continue to be affected by the softening of the real estate market and constrained financial markets. While the Company has very limited direct exposure to the residential real estate market and has no subprime residential loans or securities backed by such loans, the Company’s commercial real estate portfolio as well as its commercial and business loans may be adversely impacted by these trends. As a result, continued declines in real estate values in general, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, interest rate resets on adjustable rate mortgage loans and other factors which could have adverse effects on the Company’s borrowers and as a result of this deterioration in economic conditions in Southern California, the Company has adjusted it’s allowance for loan losses resulting in 1.13% at December 31, 2007 and 1.16% at March 31, 2008, respectively, of gross loans.

Management believes the level of the allowance as of March 31, 2008 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth during the period. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require increased provisions for loan losses in the future.

The ratio of the allowance for loan losses to total nonperforming loans increased to 339% as of March 31, 2008 compared to 327% as of December 31, 2007. Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. Commercial real estate is the principal collateral for the Company’s loans.

Deposits

An important balance sheet component affecting the Company’s net interest margin is its deposit base. The Company’s average interest bearing deposit cost decreased to 4.38% for the three months ended March 31, 2008, compared to 4.68% for the same period in 2007. This decrease is primarily due to the decreases in short term rates set by the FOMC, which caused the average rates paid on deposits and other liabilities to decrease.

The Company can deter, to some extent, the rate sensitive customers who demand high cost certificates of deposit because of local market competition by using wholesale funding sources. As of March 31, 2008, the Company held brokered deposits in the amount of $183.2 million. The Company also had time certificates of deposit with the State of California in the amount of $90.0 million as of March 31, 2008 and $75.0 million as of December 31, 2007.

Deposits consist of the following:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$357,422	$363,465
Money market accounts and NOW	337,678	244,233
Savings	55,265	54,838

	750,365	662,536
Time deposits
Less than $100,000	117,550	112,614
$100,000 or more	810,026	802,524

Total	$1,677,941	$1,577,674

Total deposits increased $100.3 million or 6.4% to $1.68 billion at March 31, 2008 compared to $1.58 billion at December 31, 2007. This increase was the result of efforts to manage the Company’s balance sheet and to improve the performance of the earning assets and funding liabilities portfolios by adding $112.9 million of brokered deposits for the quarter. These efforts included the use of other funding liabilities such as FHLB borrowings to manage the repricing period of the interest bearing liabilities and replace time deposits which are presently more expensive than wholesale funding.

The following table summarizes the composition of deposits as a percentage of total deposits as of the dates indicated:

	March 31, 2008	December 31, 2007
Demand deposits (noninterest-bearing)	21.30%	23.04%
Money market accounts and NOW	20.12	15.48
Savings	3.29	3.48
Time deposit less than $100,000	7.01	7.14
Time deposit of $100,000 or more	48.28	50.86

Total	100.00%	100.00%

During the first three months of 2008, non-interest bearing demand deposits fell by $6.0 million, or 1.7%, and represented 21.3% of total deposits at March 31, 2008 compared to 23.0% at December 31, 2007. MMDA and NOW increased by $93.4 million, or 38.3%, rising to 20.1% of total deposits at March 31, 2008 from 15.5% at December 31, 2007. Savings account balances increased by $427,000, or 0.8%, to 3.3% of total deposits at March 31, 2008 from 3.5% at December 31, 2007. Time deposits under $100,000, which are classified as core deposits, increased by $4.9 million, or 4.4%, while jumbo time deposits, or time deposits greater than or equal to $100,000, increased by $7.5 million, or 0.9%. The increases in the MMDA and NOW accounts and jumbo time deposits were mostly due to increases in broker deposits and time deposits from the State of California.

Time deposits by maturity dates are as follows at March 31, 2008:

	$100,000 or Greater	Less Than $100,000	Total
	(Dollars in thousands)
2008	$701,895	$106,476	$808,371
2009	83,110	10,700	93,810
2010	21,501	258	21,759
2011	100	92	192
2012 and thereafter	3,420	24	3,444

Total	$810,026	$117,550	$927,576

Information concerning the average balance and average rates paid on deposits by deposit type for the three months ended March 31, 2008 and 2007 is contained in the tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses FHLB advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowings were $267.4 million and $298.5 million at March 31, 2008 and December 31, 2007, respectively. This decrease along with the loan growth was primarily funded by the brokered deposits of $112.9 million for the quarter ended March 31, 2008. Notes issued to the U.S. Treasury amounted to $436,000 as of March 31, 2008 compared to $1.1 million as of December 31, 2007. The total borrowed amount outstanding at March 31, 2008 and December 31, 2007 was $267.9 million and $299.6 million, respectively.

In addition, the issuance of long-term subordinated debentures at the end of 2003 of $18.0 million in “pass-through” trust preferred securities created another source of funding.

Contractual Obligations

The following table presents, as of March 31, 2008, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Remaining 9 months in 2008	2009	2010	2011	2012 & thereafter	Total
	(Dollars in thousands)
Debt obligations (16)	$—	$—	$—	$—	$18,557	$18,557
FHLB advances	95,266	25,334	351	25,368	121,108	267,427
Deposits	818,347	104,236	28,626	5,091	6,093	962,393
Operating lease obligations	1,713	2,170	1,939	1,175	4,041	11,038

Total contractual obligations	$915,326	$131,740	$30,916	$31,634	$149,799	$1,259,415

(16)	Includes principal payment only with a redemption feature after April 9, 2009.

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

As a means of augmenting the liquidity sources, the Company has available a combination of borrowing sources comprised of FHLB advances, a holding company line of credit, federal funds lines with various correspondent banks, and access to the wholesale markets. The Company believes these liquidity sources to be stable and adequate. At March 31, 2008, the Company was not aware of any information that was reasonably likely to have a material adverse effect on our liquidity position.

The liquidity of the Company is primarily dependent on the payment of cash dividends by its subsidiary, Center Bank, subject to limitations imposed by the laws of the State of California.

As part of the Company’s liquidity management, the Company utilizes FHLB borrowings to supplement our deposit source of funds. Therefore, there could be fluctuations in these balances depending on the short-term liquidity and longer-term financing need of the Company. The Company’s primary sources of liquidity are derived from financing activities, which include customer and broker deposits, federal funds facilities, and advances from the FHLB.

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

	At March 31, 2008	At December 31, 2007
Net loans	$1,849,170	$1,789,635
Deposits	1,677,941	1,577,674
Net loan to deposit ratio	110.2%	113.4%

As of March 31, 2008, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 6.1%, compared to 5.6% at December 31, 2007. The Company’s liquidity ratio increased as a result of an increase in cash and other marketable assets during the first quarter of 2008. Total available liquidity as of March 31, 2008 was $110.4 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available-for-sale securities.

The Company’s net non-core fund dependence ratio was 57.5% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $265 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The net non-core fund dependence ratio was 43.6% assuming this $265 million is stable and core fund sources and certain portions of money market account as volatile. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by long-term assets. All of the ratios were in compliance with internal guidelines as of and for the three months ended March 31, 2008. The Company is looking toward the growth of retail core and time deposits, borrowings and brokered deposits to meet its liquidity needs in the future.

At March 31, 2008, the Company had $95 million available in federal funds lines, $249 million in FHLB borrowings and a $25 million line of credit held at the holding company totaling $369 million of available funding sources. This does not include the Company’s ability to purchase wholesale broker deposits. The Company is considering of sale of loans up to $100 million, which may occur in the second and third quarter of 2008. The loan sale may provide the Company with additional liquidity and capital resources as well as reduce the Company’s commercial and real estate loan concentration risk. The loan sale is part of the Company’s balance sheet restructuring and liquidity management strategy.

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

The Company’s overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and economic value of equity. Economic value of equity is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Company simulates the effect of instantaneous interest rate changes on net interest income and economic value of equity (“EVE”) on a quarterly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of March 31, 2008 and December 31, 2007, respectively, assuming a parallel shift of 100 to 300 basis points in both directions.

	Net Interest Income (NII) (17)		Economic Value of Equity (EVE) (18)
Change in Interest Rates (In Basis Points)	March 31, 2008 % Change	December 31, 2007 % Change	March 31, 2008 % Change	December 31, 2007 % Change
+300	8.07%	5.14%	-33.12%	-31.64%
+200	6.53%	3.59%	-20.24%	-20.85%
+100	3.59%	1.88%	9.41%	-9.46%
-100	-6.18%	-4.06%	6.87%	6.95%
-200	-12.81%	-8.64%	4.85%	12.12%
-300	-11.03%	-13.46%	3.34%	16.76%

(17)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios

(18)	The percentage change represents economic value of equity of the Company in a stable interest rate environment versus economic value of equity in the various rate scenarios

All interest-earning assets and interest-bearing liabilities are included in the interest rate sensitivity analysis at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008 and December 31, 2007, respectively, our estimated changes in net interest income and economic value of equity were within the ranges established by the Board of Directors, with the exception of up 200 basis points and 300 basis points scenarios in the EVE at March 31, 2008. The increase in fixed rate loans as a percentage of the total loan portfolio from 60% at December 31, 2007 to 61% at March 31, 2008 and the reduction in the Fed funds rate during the first quarter of 2008 had the most significant impact on the change in EVE. The Company will continue its efforts to bring the EVE back into the range established by the Board through organic balance sheet growth and by actively managing the balance sheet. The company can lengthen the duration of its liabilities and/or reposition the balance sheet by changing the interest rate composition of the company’s asset portfolio.

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

CAPITAL RESOURCES

Shareholders’ equity as of March 31, 2008 was $161.0 million, compared to $157.5 million as of December 31, 2007. The primary sources of increases in capital have been retained earnings and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company is financially sound and able to support its growth from its retained earnings.

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose total risk-based capital ratio, Tier I risk-based capital ratio, and Tier I leverage ratio meet or exceed 10%, 6%, and 5%, respectively, are deemed to be “well-capitalized.” The most recent notification from the FDIC in May 2007 categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. The possible sale of up to $100 million in loans, as discussed in liquidity section, may further enhance capital ratios in the second quarter of 2008.

The following table compares the Company’s and Bank’s actual capital ratios at March 31, 2008, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	10.25%	10.11%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	9.11%	8.98%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	8.35%	8.23%	4.00%	5.00%

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on the evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Counterclaims by Center Bank—In June 2004, the Bank has filed cross-complaints against KDS Korea, KDS America, KDS USA, and the Korean Banks for negligence, fraudulent concealment and equitable indemnity as well as other claims.

Status of the Consolidated Action—The claims brought by KEIC and the Korean Banks, which total approximately $100 million, as well as the Bank’s counterclaims, have been consolidated into a single action. In November 2005, the Orange County Superior Court had dismissed all claims of KEIC against the Bank in state court on the grounds that federal courts have exclusive jurisdiction over the claims. In December 2006, the court of appeals reversed the earlier decision by the state court and remanded the case back to state court. No trial date has been scheduled.

If the outcome of this litigation is adverse and the Bank is required to pay significant monetary damages, the Bank’s financial condition and results of operations are likely to be materially and adversely affected. Although the Bank believes that it has meritorious defenses and intends to vigorously defend these lawsuits, management cannot predict the outcome of this litigation.

Termination of previously announced acquisition

On September 18, 2007, the Company entered into a definitive agreement to acquire First Intercontinental Bank (“FICB”), a Georgia State-chartered commercial bank with assets of approximately $232 million as of June 30, 2007, for an aggregate purchase price of approximately $65.2 million. Under the agreement, the Company was to acquire all outstanding shares of FICB for consideration consisting of 60% cash and 40% in the Company’s common stock. FICB shareholders were to be given the option to elect to receive cash, stock or a combination of both. Included in the total purchase price, the Company was going to pay approximately $3.6 million related to the outstanding stock options of FICB.

On March 28, 2008, the Company received a notice from FICB asserting that FICB was entitled to terminate the definitive agreement under which the Company was to have acquired FICB. On April 8, 2008, FICB filed a complaint in the U.S. District Court in Atlanta alleging that the Company breached the definitive agreement and demanded liquidated damages of $3.1 million. The Company believes that FICB is in breach of the definitive agreement and intends to file a cross complaint on FICB to recover liquidated damages of $3.1 million. Although the Company believes that it has meritorious defenses and intends to vigorously defend this lawsuit, management cannot predict the outcome of this litigation.

Item 1A:	RISK FACTORS

There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, except that the following Risk Factors are longer applicable due to termination of acquisition:

•	The acquisition of First Intercontinental Bank may subject us to unknown risks.

•	Unanticipated costs relating to the merger could reduce the Company’s future earnings per share.

•	The Company may be unable to successfully integrate FICB’s operations and retain key FICB’s employees.

The following Risk Factor has been modified to read in full as follows:

The Company may face risks with respect to future expansion and acquisitions or mergers.

The Company may acquire other financial institutions or parts of those institutions, and continue to engage in de novo branch expansion in the future. The Company may also consider and enter into new lines of business or offer new products or services. Acquisitions and mergers involve a number of risks, including:

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

On May 24, 2007, the Company announced a $10 million stock buyback, under which up to $10 million of the Company’s issued and outstanding common shares in the open market can be repurchased for a period of twelve months ending in May 2008. During 2007, the Company repurchased a total of 373,820 shares at an average price of $12.33 per share, at a total of $4.6 million. These shares have been retired. No shares were repurchased during the first quarter of 2008 and there is no intention to continue the repurchase of shares under the program which will end on May 24, 2008.

The Company did not repurchase any of its Common Stock during the first of quarter of 2008.

Item 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5:	OTHER INFORMATION

Not applicable

Item 6:	EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated September 18, 2007 by and between Center Financial Corporation and First Intercontinental Bank[1]

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Amendment to the Articles of Incorporation of Center Financial Corporation[2]

3.3	Amended and Restated Bylaws of Center Financial Corporation[3]

10.1	Employment Agreement between Center Financial Corporation and Jae Whan Yoo effective January 16, 2007[4]

10.2	2006 Stock Incentive Plan[5]

10.3	Lease for Corporate Headquarters Office[1]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[6]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[6]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[6]

10.7	Deferred compensation plan and list of participants[7]

10.8	Split dollar plan and list of participants[7]

10.9	Survivor income plan and list of participants[7]

11	Statement of Computation of Per Share Earnings (included in Note 9 to Interim Consolidated Financial Statements included herein.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[1]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference

[2]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference

[3]	Filed as an Exhibit to the Form 8-K filed with the Commission on May 12, 2006 and incorporated herein by reference

[4]	Filed as an Exhibit to the Form 8-K filed with the Commission on February 1, 2007 and incorporated herein by reference

[5]	Filed as an Exhibit to the definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 20, 2006 and incorporated herein by reference

[6]	Filed as an Exhibit to the Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference

[7]	Filed as an Exhibit to the Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Center Financial Corporation

Date: April 23, 2008	By:	/s/ JAE WHAN YOO
Jae Whan Yoo President & Chief Executive Officer

Date: April 23, 2008	By:	/s/ LONNY D. ROBINSON
Lonny D. Robinson Executive Vice President & Chief Financial Officer