Form 10-Q
period 2008-06-30
CENTER FINANCIAL CORP
filed 2008-07-24
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 21, 2008 there were 16,368,141 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1:	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

	06/30/2008	12/31/2007
	(Dollars in thousands)
ASSETS
Cash and due from banks	$62,989	$58,339
Federal funds sold	9,705	7,125
Money market funds and interest-bearing deposits in other banks	3,152	2,825

Cash and cash equivalents	75,846	68,289
Securities available for sale, at fair value	159,071	128,778
Securities held to maturity, at amortized cost (fair value of $9,470 as of June 30, 2008 and $10,961 as of December 31, 2007)	9,515	10,932
Federal Home Loan Bank and Pacific Coast Bankers Bank stock, at cost	14,731	15,219
Loans, net of allowance for loan losses of $21,499 as of June 30, 2008 and $20,477 as of December 31, 2007	1,717,282	1,748,143
Loans held for sale, at the lower of cost or fair value	76,490	41,492
Premises and equipment, net	14,560	13,585
Customers’ liability on acceptances	4,462	3,292
Other real estate owned, net	—	380
Accrued interest receivable	7,965	8,886
Deferred income taxes, net	14,119	13,142
Investments in affordable housing partnerships	11,471	11,911
Cash surrender value of life insurance	11,788	11,583
Goodwill	1,253	1,253
Intangible assets, net	240	267
Other assets	7,165	3,511

Total	$2,125,958	$2,080,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$378,835	$363,465
Interest-bearing	1,279,855	1,214,209

Total deposits	1,658,690	1,577,674
Acceptances outstanding	4,462	3,292
Accrued interest payable	9,812	13,213
Other borrowed funds	256,777	299,606
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	14,481	10,868

Total liabilities	1,962,779	1,923,210
Commitments and Contingencies	—	—
Shareholders’ Equity
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,368,141 shares as of June 30, 2008 and 16,366,791 shares as of December 31, 2007 (including 10,050 and 8,850 shares of unvested restricted stock)	67,659	67,006
Retained earnings	96,960	90,541
Accumulated other comprehensive loss, net of tax	(1,440)	(94)

Total shareholders’ equity	163,179	157,453

Total	$2,125,958	$2,080,663

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$31,369	$33,490	$64,979	$65,471
Interest on federal funds sold	25	62	66	114
Interest on taxable investment securities	1,868	1,551	3,610	3,177
Interest on tax-advantaged investment securities	48	129	100	262
Dividends on equity stock	220	181	425	355
Money market funds and interest-earning deposits	32	16	61	32

Total interest and dividend income	33,562	35,429	69,241	69,411
Interest Expense:
Interest on deposits	12,157	13,431	26,194	25,008
Interest on borrowed funds	2,188	2,426	4,905	5,862
Interest expense on trust preferred securities	258	373	584	743

Total interest expense	14,603	16,230	31,683	31,613

Net interest income before provision for loan losses	18,959	19,199	37,558	37,798
Provision for loan losses	2,047	1,100	4,209	2,370

Net interest income after provision for loan losses	16,912	18,099	33,349	35,428
Noninterest Income:
Customer service fees	1,913	1,772	3,726	3,539
Fee income from trade finance transactions	672	682	1,273	1,431
Wire transfer fees	293	226	553	437
Gain on sale of loans	630	618	960	618
Loan service fees	48	612	301	990
Other income	387	585	770	1,131

Total noninterest income	3,943	4,495	7,583	8,146
Noninterest Expense:
Salaries and employee benefits	5,924	6,401	13,044	12,878
Occupancy	1,119	983	2,160	1,943
Furniture, fixtures, and equipment	500	497	992	964
Data processing	577	533	1,099	1,037
Legal fees	971	434	1,601	848
Accounting and other professional fees	381	648	718	1,242
Business promotion and advertising	494	647	956	1,069
Stationery and supplies	157	138	288	271
Telecommunications	179	146	348	282
Postage and courier service	191	191	392	381
Security service	294	271	568	511
Regulatory assessment	352	77	640	140
Other operating expenses	1,112	1,163	2,682	2,101

Total noninterest expense	12,251	12,129	25,488	23,667

Income before income tax provision	8,604	10,465	15,444	19,907
Income tax provision	3,325	3,982	5,945	7,566

Net income	5,279	6,483	9,499	12,341
Other comprehensive (loss) income—unrealized (loss) gain on available-for-sale securities, net of income tax benefit (expense) of $1,410, $207, $853 and ($27)	(2,115)	(436)	(1,346)	27

Comprehensive income	$3,164	$6,047	$8,153	$12,368

EARNINGS PER SHARE:
Basic	$0.32	$0.39	$0.58	$0.74

Diluted	$0.32	$0.39	$0.58	$0.74

Weighted average shares outstanding—basic	16,367,475	16,679,653	16,367,608	16,671,814

Weighted average shares outstanding—diluted	16,399,197	16,761,144	16,401,955	16,788,787

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	06/30/2008	06/30/2007
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$9,499	$12,341
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation expenses related to stock options and restricted stock	653	472
Depreciation and amortization	1,357	1,348
Amortization of deferred fees	(896)	(989)
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	24	34
Provision for loan losses	4,209	2,370
Net gain on sale of premises and equipment	—	(9)
Net increase of loans held for sale	(7,902)	(19,354)
Gain on sale of loans	(960)	(618)
Proceeds from sale of loans	50,647	21,680
Deferred tax (benefit) expense provision	—	562
Federal Home Loan Bank stock dividend	(405)	(320)
Decrease in accrued interest receivable	921	260
Net increase in cash surrender value of life insurance policy	(205)	(197)
(Increase) decrease in other assets and servicing assets	(4,377)	1,908
(Decrease) increase in accrued interest payable	(3,401)	165
Increase (decrease) in accrued expenses and other liabilities	3,376	(1,442)

Net cash provided by operating activities	52,540	18,211

Cash flows from investing activities:
Purchase of securities available for sale	(63,664)	(22,783)
Proceeds from principal repayment, matured, or called securities available for sale	27,490	41,662
Proceeds from sale of securities available for sale	3,537	—
Purchase of securities held to maturity	—	(1,382)
Proceeds from matured, called or principal repayment on securities held to maturity	1,414	707
Redemption (purchase) of Federal Home Loan Bank and other equity stock	893	(1,796)
Net increase in loans	(49,441)	(79,934)
Proceeds from recoveries of loans previously charged-off	206	45
Purchases of premises and equipment	(1,932)	(1,239)
Proceeds from disposal of equipment	—	12
Net increase in investments in affordable housing partnerships	—	290

Net cash used in investing activities	(81,497)	(64,418)

Cash flows from financing activities:
Net increase in deposits	81,016	155,953
Net decrease in other borrowed funds	(42,829)	(96,232)
Proceeds from stock options exercised	—	1,114
Payment of cash dividend	(1,673)	(1,332)
Purchases of common stock	—	(171)

Net cash provided by financing activities	36,514	59,332

Net increase in cash and cash equivalents	7,557	13,125
Cash and cash equivalents, beginning of the year	68,289	73,376

Cash and cash equivalents, end of the period	$75,846	$86,501

Supplemental disclosure of cash flow information:
Interest paid	$35,084	$31,448
Income taxes paid	$5,771	$7,057
Supplemental schedule of noncash investing, operating, and financing activities:
Cash dividend accrual	$820	$836

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

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters are located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank provides comprehensive financial services for small to medium sized business owners, primarily in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is Southern California including Los Angeles, Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has 19 full-service branch offices, 16 of which are located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all California branches as de novo branches. On April 26, 2004, the Bank completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch, the Bank’s first out-of-state branch, with a focus on the Korean-American market in Chicago. The Bank assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Bank opened two new branches in Federal Way, Washington and Diamond Bar, California in November 2007 and March 2008, respectively. The Bank also operates six Loan Production Offices (“LPOs”) in Seattle, Denver, Washington D.C., Atlanta, Dallas and Northern California.

In December 2003, the Company formed a wholly owned subsidiary, Center Capital Trust I, a Delaware statutory business trust, for the exclusive purpose of issuing and selling trust preferred securities.

Center Financial’s principal source of income is currently dividends from the Bank. The expenses of Center Financial, including, but not limited to, the payments of dividends to shareholders, interest on junior subordinated debenture issued through Center Capital Trust I, investor relations, management, legal, accounting and NASDAQ listing fees, have been and will generally be paid from dividends paid to Center Financial by the Bank.

2. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Center Financial and the Bank. Center Capital Trust I is not consolidated as disclosed in Note 8.

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in Company’s annual report on Form 10-K for the year ended December 31, 2007.

Reclassifications

Reclassifications have been made to the prior year financial statements to conform to the current presentation.

3. SIGNIFICANT ACCOUNTING POLICIES

Accounting policies are fully described in Note 2 to the consolidated financial statements in Center Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 and there have been no material changes noted.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS No. 157 as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements or results of operations of the Company, as disclosed in Note 6.

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB No. 110”), Certain Assumptions Used in Valuation Methods, which extends the use of the “simplified” method, under certain circumstances, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. Prior to SAB No. 110, SAB No. 107 stated that the simplified method was only available for grants made up to December 31, 2007. The Company continued to use the simplified method in developing an estimate of the expected term of stock options.

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

The Company accounts for stock-based compensation in accordance with SFAS No. 123R since its adoption effective January 1, 2006. The Company’s pre-tax compensation expense for stock-based employees and directors’ compensation was $305,000 and $653,000 ($229,000 and $501,000 after tax effect of non-qualified stock options) for the three and six months ended June 30, 2008, respectively, as compared to $267,000 and $472,000 ($213,000 and $380,000 after tax effect of non-qualified stock options) were recognized for the three and six months ended June 30, 2007.

The Company granted 3,000 options with a weighted average grant-date fair value of $3.08 for the six months ended June 30, 2008. No options were granted during the three months ended June 30, 2008. The Company granted 455,500 and 607,000 options with a weighted average grant-date fair value of $6.53 and $7.19 for the three and six months ended June 30, 2007, respectively.

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

Six Months Ended June 30,
	2008	2007
Risk-free interest rate	2.05% - 6.11%	2.05% - 5.07%
Expected life	3 - 6.5 years	3 - 6.5 years
Expected volatility	28% - 36%	32% - 36%
Expected dividend yield	0.00% - 2.21%	0.00% - 1.05%

These assumptions were utilized in the calculation of the compensation expense noted above. These expenses are the result of previously granted stock options and those awarded during the six months ended June 30, 2008 and 2007, respectively.

A summary of the Company’s stock option activity and related information for the three and six months ended June 30, 2008 and 2007 is set forth in the following table:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2008	2,074,452	970,271	$17.03
Options granted	—	—	—
Options forfeited	91,300	(91,300)	20.40
Options exercised	—	—	—

Balance at June 30, 2008	2,165,752	878,971	16.68

Balance at March 31, 2007	2,586,652	528,711	$17.07
Options granted	(455,500)	455,500	17.11
Options forfeited	17,600	(17,600)	21.72
Options exercised	—	(57,680)	14.67

Balance at June 30, 2007	2,148,752	908,931	17.15

Balance at December 31, 2007	2,077,452	967,271	$17.05
Options granted	(3,000)	3,000	11.23
Options forfeited	91,300	(91,300)	20.40
Options exercised	—	—	—

Balance at June 30, 2008	2,165,752	878,971	16.68

Balance at December 31, 2006	2,670,290	473,593	$15.33
Options granted	(607,000)	607,000	18.38
Options forfeited	85,462	(85,462)	20.87
Options exercised	—	(86,200)	12.98

Balance at June 30, 2007	2,148,752	908,931	17.15

The options as of June 30, 2008 have been segregated into three ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
	Options Outstanding as of 6/30/2008	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Options Exercisable as of 6/30/2008	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
Range of Exercise Prices
$2.28 - $8.00	69,771	3.40	$4.99	69,771	3.40	$4.99
$8.01 - $20.00	605,200	8.39	16.01	185,801	7.50	15.39
$20.01 - $25.10	204,000	8.24	22.69	65,034	8.13	22.72

	878,971	7.96	16.68	320,606	6.73	14.61

Aggregate intrinsic value of options outstanding and options exercisable at June 30, 2008 were both $243,000. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $8.47 as of June 30, 2008, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was approximately $0 and $113,000 for the three months ended June 30, 2008 and 2007, respectively, and $0 and $473,000 for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, the Company had approximately $3.3 million of unrecognized compensation costs related to non-vested options. The Company expects to recognize these costs over a weighted average period of 3.21 years.

Restricted stock activity under the 2006 Plan as of June 30, 2008, and changes during the three and six months ended June 30, 2008 are as follows:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Nonvested, beginning of period	9,400	$16.59	8,850	$16.92
Granted	1,550	8.65	2,100	9.33
Vested	—	—	—	—
Cancelled and forfeited	(750)	17.00	(750)	17.00

Nonvested, at end of period	10,200	15.35	10,200	15.35

The Company recorded compensation cost of $7,000 and $0 related to the restricted stock granted under the 2006 Plan for the three months ended June 30, 2008 and 2007, respectively, and $15,000 and $3,000 for the six months ended June 30, 2008 and 2007, respectively.

6. FAIR VALUE MEASUREMENTS

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

•	Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, included certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. The Company’s current portfolio does not have level 3 securities as of June 30, 2008. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.

Loans held for sale

Loans held for sale are measured at the lower of cost or fair value. Under SFAS No. 157, market value is intended to represent fair value. As of June 30, 2008, the Company has $76.5 million of loans held for sale. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2008, the entire balance of loans held for sale was recorded at its cost.

Assets measured at fair value at June 30, 2008 are as follows:

		Fair Value Measurements at Reporting Date Using
Description	6/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury	$496	$496	$—	$—
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	28,170	—	28,170	—
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	96,817	—	96,817	—
Corporate trust preferred securities	9,622	—	9,622	—
Mutual Funds backed by adjustable rate mortgages	4,431	—	4,431	—
Fixed rate collateralized mortgage obligations	19,535	—	19,535	—

Total available-for-sale securities	$159,071	$496	$158,575	$—

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

7. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank of San Francisco (“FHLB”) and the Treasury, Tax, and Loan Investment Program. Other borrowed funds totaled $256.8 million and $299.6 million at June 30, 2008 and December 31, 2007, respectively. Interest expense on other borrowed funds was $4.9 million and $5.9 million for the six months ended June 30, 2008 and 2007, respectively, reflecting average interest rates of 3.78% and 5.34%, respectively. The reduction in the borrowing rate is a result of the Federal Open Market Committee’s (FOMC) interest rate reductions.

As of June 30, 2008, the Company borrowed $256.3 million from the FHLB with note terms from less than 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of the notes. Of the $256.3 million outstanding, $145.0 million is composed of six fixed rate term advances, each with an option to be called by the FHLB after the lockout dates varying from 6 months to 2 years. If market interest rates are higher than the advances’ stated rates at that time, the advances will be called by the FHLB and the Bank will be required to repay the FHLB. If market interest rates are lower after the lockout period, then the advances will not be called by the FHLB. If the advances are not called by the FHLB, then they will mature on the maturity date ranging from 4 years to 10 years. We may repay the advances with a prepayment penalty at any time. If the advances are called by the FHLB, there is no prepayment penalty.

The Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with the FHLB, with a total carrying value of $966.5 million at June 30, 2008 as compared to $1.2 billion at December 31, 2007.

Subject to the right of the FHLB to require early repayment of the borrowings discussed above, FHLB advances outstanding, with an average interest rate of 3.79%, as of June 30, 2008, mature as follows:

(Dollars in thousands)
2008	$84,165
2009	25,343
2010	361
2011	25,381
2012 and thereafter	121,096

$256,346

Borrowings obtained from the Treasury Tax and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $2.8 million at June 30, 2008, as collateral to participate in the program. The total borrowed amount under the program, outstanding at June 30, 2008 and December 31, 2007 was $431,000 and $1.1 million, respectively.

8. LONG-TERM SUBORDINATED DEBENTURES

Center Capital Trust I is a Delaware business trust formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. During the fourth quarter of 2003, Center Capital Trust I issued 18,000 Capital Trust Preferred Securities (“TRUPS”), with liquidation value of $1,000 per security, for gross proceeds of $18,000,000. The entire proceeds of the issuance were invested by Center Capital Trust I in $18,000,000 of Junior Long-term Subordinated Debentures (the “Subordinated

Debentures”) issued by the Company, with identical maturity, repricing and payment terms as the TRUPS. The Subordinated Debentures represent the sole assets of Center Capital Trust I. The Subordinated Debentures mature on January 7, 2034, with interest based on 3-month LIBOR plus 2.85%, with repricing and payments due quarterly in arrears on January 7, April 7, July 7, and October 7 of each year commencing April 7, 2004. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any January 7th, April 7th, July 7th, and October 7th on or after April 7, 2009 at the Redemption Price. Redemption Price means 100% of the principal amount of Subordinated Debentures being redeemed plus accrued and unpaid interest on such Subordinated Debentures to the Redemption Date, or in case of redemption due to the occurrence of a Special Event, to the Special Redemption Date if such Redemption Date is on or after April 7, 2009. The TRUPS are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on January 7, 2034.

Holders of the TRUPS are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at a current rate per annum of 5.56%. Interest rate defined as per annum rate of interest, resets quarterly, equal to LIBOR immediately preceding each interest payment date (January 7, April 7, July 7, and October 7 of each year) plus 2.85%. The distributions on the TRUPS are treated as interest expense in the consolidated statements of operations. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TRUPS issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TRUPS.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill. As of June 30, 2008, trust preferred securities comprised 10.0% of the Company’s Tier I capital.

In accordance with FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, Center Capital Trust I is not reported on a consolidated basis. Therefore, the capital securities of $18,000,000 do not appear on the consolidated statements of financial condition. Instead, the long-term subordinated debentures of $18,557,000 payable by Center Financial to the Center Capital Trust I and the investment in the Center Capital Trust I’s common stock of $557,000 (included in other assets) are separately reported.

9. EARNINGS PER SHARE

The actual number of shares outstanding at June 30, 2008 was 16,368,141. Basic earnings per share are calculated on the basis of weighted average number of shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Diluted earnings per share do not include all potentially dilutive shares that may result from outstanding stock options and restricted stock awards that may eventually vest.

The following table sets forth the Company’s earnings per share calculation for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008			2007
	(Dollars in thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$5,279	16,367	$0.32	$6,483	16,680	$0.39
Effect of dilutive securities:
Stock options and restricted stock	—	32	—	—	81	—

Diluted earnings per share	$5,279	16,399	$0.32	$6,483	16,761	$0.39

	Six Months Ended June 30,
	2008			2007
	(Dollars in thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$9,499	16,368	$0.58	$12,341	16,672	$0.74
Effect of dilutive securities:
Stock options and restricted stock	—	34	—	—	117	—

Diluted earnings per share	$9,499	16,402	$0.58	$12,341	16,789	$0.74

The number of common shares underlying stock options and shares of restricted stock which were outstanding but not included in the calculation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 839,000 and 884,000 shares for the three and six months ended June 30, 2008, respectively, and 412,000 and 353,000 shares for the three and six months ended June 30, 2007, respectively.

The Company’s previously announced $10 million stock buyback program ended on May 24, 2008. Under the program, the Company purchased a total of 373,820 shares at an average price of $12.33 per share for a total of $4.6 million. These shares have been retired. No shares were repurchased during 2008.

10. CASH DIVIDENDS

On June 11, 2008, the Board of Directors declared a quarterly cash dividend of $0.05 per share. This cash dividend was paid on July 9, 2008 to shareholders of record as of June 25, 2008.

11. GOODWILL AND INTANGIBLES

In April 2004, the Company purchased the Chicago branch of Korea Exchange Bank and recorded goodwill of $1.3 million and a core deposit intangible of $462,000. Goodwill is evaluated for impairment on an annual basis or more frequently if there is an indication of impairment in the value of goodwill. The Company amortizes premiums on acquired deposits using the straight-line method over 5 to 9 years. Accumulated amortization was approximately $222,000 and $195,000 as of June 30, 2008 and December 31, 2007, respectively. Core deposit intangible, net of amortization, was approximately $240,000 and $267,000 at June 30, 2008 and December 31, 2007, respectively. Estimated amortization expense, for five succeeding fiscal years and thereafter, is as follows:

(Dollars in thousands)
2008 (remaining six months)	$26
2009	53
2010	53
2011	53
2012	53
Thereafter	2

$240

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at June 30, 2008 and December 31, 2007 follows:

(Dollars in thousands)
	June 30, 2008	December 31, 2007
Loans	$230,246	$281,766
Standby letters of credit	9,633	8,200
Performance bonds	216	161
Commercial letters of credit	35,519	19,563

	$275,614	$309,690

Liabilities for losses on outstanding commitments of $290,000 and $317,000 were reported separately in other liabilities at June 30, 2008 and December 31, 2007, respectively.

Litigation

KEIC Claims

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

Korean Bank Claims—In July 2006, the Bank was served with cross-claims from a number of Korean banks who are also third party defendants in the KEIC action. The Korean banks are Citibank Korea, Inc. (formerly known as KorAm Bank), Industrial Bank of Korea, Kookmin Bank, Korea Exchange Bank and Hana Bank (hereinafter the Korean Banks). The Korean Banks allege, in both suits, various claims for breach of contract, negligence, negligent misrepresentation and breach of fiduciary duty in the handling of similar but a different set of documents against acceptance transactions that occurred in the years 2000 and 2001. The total amount of the Korean Bank claims is approximately $46.1 million plus interest and punitive damages. These claims are in addition to KEIC's claims against the Bank in the approximate amount of $56 million originally filed in March 2003.

Counterclaims by Center Bank—In June 2004, the Bank has filed cross-complaints against KDS Korea, KDS America, KDS USA, and the Korean Banks for negligence, fraudulent concealment and equitable indemnity as well as other claims.

Status of the Consolidated Action—The claims brought by KEIC and the Korean Banks, which total approximately $100 million, as well as the Bank’s counterclaims, have been consolidated into a single action. In November 2005, the Orange County Superior Court had dismissed all claims of KEIC against the Bank in state court on the grounds that federal courts have exclusive jurisdiction over the claims. In December 2006, the court of appeals reversed the earlier decision by the state court and remanded the case back to state court. No trial date has been scheduled although all parties recently stipulated to extend the statutory deadline for commencing trial until April 4, 2010.

If the outcome of this litigation is adverse and the Bank is required to pay significant monetary damages, the Bank’s financial condition and results of operations are likely to be materially and adversely affected. Although the Bank believes that it has meritorious defenses and intends to vigorously defend these lawsuits, management cannot predict the outcome of this litigation.

FICB Claims

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

On March 28, 2008, the Company received a notice from FICB asserting that FICB was entitled to terminate the definitive agreement under which the Company was to have acquired FICB. On April 8, 2008, FICB filed a complaint in the U.S. District Court in Atlanta alleging that the Company breached the definitive agreement and demanded liquidated damages of $3.1 million. The Company believes that FICB is in breach of the definitive agreement and filed a cross complaint on FICB to recover liquidated damages of $3.1 million on May 2, 2008. Although the Company believes that it has meritorious defenses and counter claims against FICB and intends to vigorously defend this lawsuit and to prosecute the counterclaims, management cannot predict the outcome of this litigation.

13. POSTRETIREMENT SPLIT-DOLLAR ARRANGEMENT

As of January 1, 2008, pursuant to EITF Issue No. 06-4, the Company recorded cumulative effect of a change in accounting principle for recognizing a liability for postretirement cost of insurance for endorsement split-dollar life insurance coverage with split-dollar arrangement for employees and non-employee directors in the amount of $1.4 million as a reduction of equity. On a monthly basis, the Company records benefit expense of such insurance coverage. Benefit expense during the three and six months ended June 30, 2008 amounted to approximately $21,000 and $43,000, respectively.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the major factors that influenced the Company’s consolidated results of operations and financial condition as of and for the six months ended June 30, 2008 and 2007. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and with the unaudited consolidated financial statements and notes as set forth in this report.

FORWARD-LOOKING STATEMENTS

Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are forward looking statements. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. Risks and uncertainties include, but not limited to, possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuers of such securities suffer financial losses; increased competition among depository institutions; successful completion of planned acquisitions and effective integration of the acquired entities; the economic and regulatory effects of the continuing war on terrorism and other events of war, including the wars in Iraq and Afghanistan; the effect of natural disasters, including earthquakes and hurricanes; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, see “Risk Factors”, “Interest Rate Risk Management” and “Liquidity and Capital Resources” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Form 10-K for the year ended December 31, 2007, as supplemented by the information contained in this report.

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

Investment Securities

Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas with respect to available-for-sale securities, they are recorded as a separate component of shareholders’ equity (accumulated comprehensive other income or loss) and do not affect earnings until realized. The fair values of the Company’s investment securities are generally determined by reference to quoted market prices and reliable independent sources. The Company is obligated to assess, at each reporting date, whether there is other-than-temporary impairment (OTTI) to the Company’s investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. The Company did not have any investment securities that were deemed to be “other-than-temporarily” impaired as of June 30, 2008.

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

Allowance for Loan Losses

The Company’s allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature such as earthquakes, floods, fires, etc. that occur in a particular period. Qualitative factors include the general economic environment in the Bank’s markets and, in particular, the state of certain industries. Size and complexity of individual credits, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in its methodologies. As the Company adds new products, increases the complexity of the loan portfolio and expands the geographic coverage, the Company will enhance the methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have significant impact to the loan loss calculation. The Company believes that its methodologies continue to be appropriate given its size and level of complexity. Detailed information concerning the Company’s loan loss methodology is contained in this Item 2 below under “Financial Condition Analysis—Allowance for Loan Losses:

Share-based Compensation

The Company adopted SFAS No. 123R as of January 1, 2006 as discussed in Note 5 to the interim consolidated financial statements. SFAS No. 123R requires the Company to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment on the date of grant. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, is recognized on a straight-line basis in the consolidated statements of operations over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, is recognized in the consolidated statements of operations on a straight-line basis over the vesting period. In determining the fair value of stock options, the Company uses the Black-Scholes option-pricing model that employs the following assumptions:

•	Expected volatility—based on the weekly historical volatility of the Company’s stock price, over the expected life of the option.

•	Expected term of the option—based on historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years.

•	Risk-free rate—based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.

•	Dividend yield—calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.

The Company’s stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

SUMMARY OF FINANCIAL DATA

Executive Overview

Consolidated net income for the second quarter of 2008 decreased to $5.3 million, or $0.32 per diluted share compared to $6.5 million or $0.39 per diluted share in the same period of 2007, a 18.6% decrease. Consolidated net income for the six months ended June 30, 2008 decreased to $9.5 million, or $0.58 per diluted share compared to $12.4 million, or $0.74 per diluted share in the same period in 2007, a 22.8% decrease. The following were significant highlights related to the results during the three and six months ended June 30, 2008 as compared to the corresponding periods of 2007:

•

On September 18, 2007, FOMC commenced a series of rate reductions to the Federal Funds rate, resulting in an overall reduction from 5.25% at that time to 2.00% as of April 30, 2008, a total of 325 basis points. During this time period, the Wall Street Journal (“WSJ”) prime rate, to which approximately 42% of the Company’s loans are indexed to, reduced from 8.25% to 5.00% where the rate stands at June 30, 2008. The Company’s funding costs are tied primarily to the three-month London Interbank Offered Rate (“LIBOR”). During this time period, the three-month LIBOR rate has declined approximately by 250 basis points. These rate cuts significantly impacted the Company’s net interest margin.

•

Net interest margin for the three and six months ended June 30, 2008 compared to the same periods in 2007 declined by 58 basis points from 4.39% to 3.81% and by 60 basis points from 4.39% to 3.79%. The decline in net interest margin for the periods is attributable to the FOMC rate reductions which commenced in September 2007 whereas approximately 42% of the Company’s loan portfolio repriced downward 325 basis points commensurate with the WSJ prime rate reductions. Funding liabilities, mostly the Company’s time deposits, reprice somewhat slower and lag the decline in the variable rate loans resetting downward which is a result of the Company’s asset sensitive balance sheet. The changes in repricing loan and time deposit maturities resulted in the compression in the net interest margin.

•

For the three months ended June 30, 2008 as compared to the same period in 2007, the earning asset yield declined 137 basis points from 8.11% to 6.74%. The Company’s average loan portfolio yield declined by 150 basis points from 8.44% to 6.94% while the investment portfolio average yield over the comparable period increased by 4 basis points from 4.81% to 4.85%. Management has lengthened the average duration of the investment portfolio in the last six months from 3.8 years to 4.1 years. Approximately 42% of the Company’s loan portfolio is indexed to the WSJ prime rate which declined by 325 basis points since September 2007.

•

For the six months ended June 30, 2008 as compared to the same period in 2007, the earning asset yield declined by 107 basis points from 8.06% to 6.99%. The Company’s average loan portfolio yield declined by 122 basis points from 8.41% to 7.19% while the investment portfolio average yield over the comparable period increased by 18 basis points from 4.74% to 4.92%. Management has lengthened the average duration a half of a year for the investment portfolio in the last six months which resulted in the improvement in the yield in the lower rate environment.

•

For the three months ended June 30, 2008 as compared to the same period in 2007, the funding liability costs declined by 78 basis points from 3.82% to 3.04%. Cost of deposits during this time period declined by 65 basis points from 3.58% to 2.93% while other borrowed funds costs declined by 177 basis points from 5.37% to 3.60%. In addition to the LIBOR index declining less than the WSJ prime rate, the Korean-American banking market remains very competitive which limited the reduction in our deposit costs.

For the six months ended June 30, 2008 as compared to the same period in 2007, the funding liability costs declined by 46 basis points from 3.76% to 3.30%. Costs of deposits during this time period declined by 28 basis points from 3.47% to 3.19% while other borrowed funds costs declined by 156 basis points from 5.34% to 3.78%. As mentioned above, the market in which we operate is very competitive for deposits and has limited the reduction in our cost of deposits.

•

The provision for loan losses was $2.0 million and $4.2 million for the three and six months ended June 30, 2008 compared to $1.1 million and $2.4 million for the same periods in 2007. The increases were a result of increased loan originations, net loan charge-offs, the associated loan portfolio growth, a modest increase in non-performing assets, and deterioration in overall economy.

•

The Company’s efficiency ratio increased to 53.49% and 56.46% for the three and six months ended June 30, 2008, respectively, compared to 51.19% and 51.51% for the same periods in 2007. The increase mainly relates to the increase in noninterest expense while interest income and noninterest income remained at similar levels as compared to the same period in 2007. The increases in noninterest expense for the six months ended June 30, 2008 compared to the same period in 2007 was primarily attributable to the increases in salaries and employee benefits, occupancy, legal fees and other operating expenses.

Salaries and benefits expenses decreased 7.5% to $5.9 million and increased 1.3% to $13.0 million for the three and six months ended June 30, 2008, respectively, compared to $6.4 million and $12.9 million for the same periods in 2007. The decrease for the second quarter was primarily due to the partial reversal of a mid-year bonus accrual during the second quarter of 2008. The increase for the six months was primarily due to two new branch openings which added 13 full time equivalents (“FTE”) to the staff and other vacant management and staff positions being filled when compared to the end of second quarter of 2007. Total FTEs increased from 343 as of June 30, 2007 to 352 as of June 30, 2008. In 2008, total FTEs decreased from 366 as of March 31, 2008 to 352 as of June 30, 2008 due to the management’s recent efforts to reduce the number of staff.

Occupancy expenses increased by 13.8% and 11.2% to $1.1 million and $2.2 million for the three and six months ended June 30, 2008, respectively, compared to $983,000 and $1.9 million in the same periods in 2007. These increases were due primarily to increased rent expenses resulting from the recent addition of two new branches and depreciation expenses as a result of facility improvements made during the past year.

Legal fees increased by 123.7% and 88.8%, respectively, to $971,000 and $1.6 million, respectively, for the three and six months ended June 30, 2008 compared to $434,000 and $848,000 for the same periods in 2007. During the six months ended June 30, 2007, the Company utilized $539,000 of legal reserve from an insurance settlement from the previous year. Accounting and other professional fees decreased by 41.2% and 42.2%, respectively, to $381,000 and $718,000 for the three and six months ended June 30, 2008 compared to 648,000 and $1.2 million for the same periods in 2007. The Company also charged approximately $400,000 of previously capitalized merger related costs to legal, consulting and accounting expenses during the first quarter of 2008 as a result of the termination of the previously announced merger with First Intercontinental Bank.

Regulatory assessments for FDIC increased by $275,000 and $500,000 for three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The FDIC adopted a new risk-based insurance assessment system effective January 1, 2007 and the Company’s assessment is currently at 5 basis points of its domestic deposits. An FDIC credit was available to the Company for prior contributions, which was fully utilized in its second quarter assessment in 2007.

For the three months ended June 30, 2008, other operating expenses decreased to $1.1 million as compared to $1.2 million for the same period in 2007. For the six months ended June 30, 2008, other operation expenses increased to $2.7 million from $2.1 million for the same period in 2007. The increases for the six months ended June 30, 2008 were mainly due to the increase in operational losses of $243,000, a court claim settlement of $225,000 and a valuation adjustment of $68,000 related to other real estate owned, which occurred mostly during the first quarter of 2008.

•

Return on average assets and return on average equity decreased to 1.00% and 12.97%, respectively, for the three months ended June 30, 2008, compared to 1.39% and 17.27% during the same period in 2007. Return on average assets and return on average equity decreased to 0.90% and 11.74%, respectively, for the six months ended June 30, 2008, compared to 1.33% and 16.86% during the same periods in 2007. Return on average assets and return on average equity decreased due to margin compression, an increase in the loan loss provision as noted above, and the increases in net noninterest expense during the first six months of 2008 as compared to the same period in 2007.

The Company’s financial condition and liquidity remained strong at June 30, 2008. The following are important factors in understanding the Company’s financial condition and liquidity:

•

Net loans grew $4.2 million or 0.2% to $1.79 billion at June 30, 2008 compared to $1.79 billion at December 31, 2007. The growth in net loans is comprised primarily of net increases in commercial loans of $41.3 million, or 13.3%, trade finance loans of $14.4 million, or 21.6% offset by net decreases in commercial real estate construction loans of $6.1 million or 8.9%, vacant land for future development of $1.6 million, or 5.0%, commercial real estate loans of $4.4 million or 0.4%, and SBA loans of $31.2 million or 44.3%. These decreases were due to the loan sales and payoffs during the six months ended June 30, 2008.

•

Total deposits increased $81.0 million or 5.1% to $1.66 billion at June 30, 2008 compared to $1.58 billion at December 31, 2007. This increase was the result of efforts to manage the Company’s balance sheet and to improve the performance of the earning assets and funding liabilities portfolios by adding a net $104.0 million of brokered deposits during the six months ended June 30, 2008. These efforts included the use of other funding liabilities such as FHLB borrowings to manage the repricing period of the interest bearing liabilities and replace time deposits greater than $100,000, which are presently more expensive than wholesale funding.

•

As a result of the aforementioned growth in loans and the increase in deposits, the ratio of net loans to total deposits decreased to 108.1% at June 30, 2008 as compared to 113.4% at December 31, 2007. The decrease in the loan to deposit ratio was due primarily to the increase in wholesale brokered deposits for the six months ended June 30, 2008.

•

The ratio of nonaccrual loans to total loans increased to 0.48% at June 30, 2008 compared to 0.35% at December 31, 2007. The Company’s ratio of allowance for loan losses to total nonperforming loans decreased to 247% at June 30, 2008, as compared to 327% at December 31, 2007 and the Company’s allowance for losses to total gross loans increased to 1.18% at June 30, 2008 compared to 1.13% at December 31, 2007.

•	The most recent notification from the FDIC in June 2008 categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

•	The Company declared its quarterly cash dividend of $0.05 per share in June 2008.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in consolidated statements of operations, the Company generated net income of $5.3 million and $9.5 million during the three and six months ended June 30, 2008 compared to $6.5 million and $12.3 million during the same periods in 2007. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(1)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(1)
Assets:
Interest-earning assets:
Loans (2)	$1,816,960	$31,369	6.94%	$1,591,648	$33,490	8.44%
Federal funds sold	4,745	25	2.12	4,401	62	5.65
Investments (3) (4)	179,755	2,168	4.85	156,539	1,877	4.81

Total interest-earning assets	2,001,460	33,562	6.74	1,752,588	35,429	8.11

Noninterest—earning assets:
Cash and due from banks	56,875			66,295
Bank premises and equipment, net	14,526			13,553
Customers’ acceptances outstanding	5,411			4,446
Accrued interest receivables	7,499			7,642
Other assets	37,762			31,631

Total noninterest-earning assets	122,073			123,567

Total assets	$2,123,533			$1,876,155

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$358,778	$2,574	2.89%	$228,726	$2,285	4.01%
Savings	54,429	453	3.35	69,258	593	3.43
Time certificates of deposit over $100,000	785,529	7,955	4.07	718,716	9,417	5.26
Other time certificates of deposit	116,365	1,176	4.06	97,148	1,136	4.69

	1,315,101	12,157	3.72	1,113,848	13,431	4.84
Other borrowed funds	244,631	2,188	3.60	181,339	2,426	5.37
Long-term subordinated debentures	18,557	258	5.59	18,557	373	8.06

Total interest-bearing liabilities	1,578,289	14,603	3.72	1,313,744	16,230	4.96

Noninterest-bearing liabilities:
Demand deposits	356,309			389,084

Total funding liabilities	1,934,598		3.04%	1,702,828		3.82%

Other liabilities	25,262			22,745

Total noninterest-bearing liabilities	381,571			411,829
Shareholders’ equity	163,673			150,582

Total liabilities and shareholders’ equity	$2,123,533			$1,876,155

Net interest income		$18,959			$19,199

Cost of deposits			2.93%			3.58%

Net interest spread (5)			3.02%			3.15%

Net interest margin (6)			3.81%			4.39%

(1)	Average rates/yields for these periods have been annualized.

(2)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $429,000 for the three months ended June 30, 2008 and

$581,000 for the same period in 2007. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

(3)	Investments include securities available for sale, securities held to maturity, FHLB and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.

(4)

Interest income on a tax equivalent basis for tax-advantaged income of $25,000 and $21,000 for the three months ended June 30, 2008 and 2007, respectively, were not included in the computation of yields.

(5)	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

(6)	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(7)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(7)
Assets:
Interest-earning assets:
Loans (8)	$1,816,817	$64,979	7.19%	$1,570,071	$65,471	8.41%
Federal funds sold	4,748	66	2.80	4,027	114	5.71
Investments (9) (10)	171,359	4,196	4.92	162,888	3,826	4.74

Total interest-earning assets	1,992,924	69,241	6.99	1,736,986	69,411	8.06

Noninterest—earning assets:
Cash and due from banks	58,432			70,187
Bank premises and equipment, net	14,257			13,486
Customers’ acceptances outstanding	4,400			4,046
Accrued interest receivables	7,849			7,762
Other assets	38,210			31,995

Total noninterest-earning assets	123,148			127,476

Total assets	$2,116,072			$1,864,462

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$328,173	$5,275	3.23%	$204,663	$3,700	3.65%
Savings	54,129	898	3.34	71,063	1,236	3.51
Time certificates of deposit over $100,000	797,372	17,496	4.41	693,410	17,928	5.21
Other time certificates of deposit	116,422	2,526	4.36	93,953	2,144	4.60

	1,296,096	26,194	4.06	1,063,089	25,008	4.74
Other borrowed funds	260,884	4,905	3.78	221,391	5,862	5.34
Long-term subordinated debentures	18,557	584	6.33	18,557	743	8.07

Total interest-bearing liabilities	1,575,537	31,683	4.04	1,303,037	31,613	4.89

Noninterest-bearing liabilities:
Demand deposits	353,708			391,881

Total funding liabilities	1,929,245		3.30%	1,694,918		3.76%

Other liabilities	24,176			21,894

Total noninterest-bearing liabilities	377,884			413,775
Shareholders’ equity	162,651			147,650

Total liabilities and shareholders’ equity	$2,116,072			$1,864,462

Net interest income		$37,558			$37,798

Cost of deposits			3.19%			3.47%

Net interest spread (11)			2.94%			3.17%

Net interest margin (12)			3.79%			4.39%

(7)	Average rates/yields for these periods have been annualized.

(8)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $896,000 for the six months ended June 30, 2008 and $854,000 for the same period in 2007. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

(9)	Investments include securities available for sale, securities held to maturity, FHLB and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.

(10)

Interest income on a tax equivalent basis for tax-advantaged income of $46,000 and $40,000 for the six months ended June 30, 2008 and 2007, respectively, were not included in the computation of yields.

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

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume) and (ii) changes in interest rates (rate):

	Three Months Ended June 30, 2008 vs. 2007 Increase (Decrease) Due to Change In			Six Months Ended June 30, 2008 vs. 2007 Increase (Decrease) Due to Change In
	Volume	Rate(13)	Total	Volume	Rate(13)	Total
Interest income:
Loans (14)	$4,366	$(6,487)	$(2,121)	$9,521	$(10,013)	$(492)
Federal funds sold	5	(42)	(37)	17	(65)	(48)
Investments (15)	280	11	291	203	167	370

Total earning assets	4,651	(6,518)	(1,867)	9,741	(9,911)	(170)

Interest expense:
Money market and super NOW accounts	1,055	(766)	289	2,024	(450)	1,574
Savings deposits	(123)	(16)	(139)	(283)	(55)	(338)
Time Certificates of deposits	1,025	(2,448)	(1,423)	2,978	(3,027)	(49)
Other borrowings	703	(942)	(239)	931	(1,889)	(958)
Long-term subordinated debentures	—	(115)	(115)	—	(159)	(159)

Total interest-bearing liabilities	2,660	(4,287)	(1,627)	5,650	(5,580)	70

Net interest income before provision for loan losses	$1,991	$(2,231)	$(240)	$4,091	$(4,331)	$(240)

(13)	Average rates/yields for these periods have been annualized.

(14)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $429,000 and $581,000 for the three months ended June 30, 2008 and 2007, respectively, and $896,000 and $854,000 for the six months ended June 30, 2008 and 2007, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

(15)

Interest income on a tax equivalent basis for tax-advantaged income of $25,000 and $21,000 for the three months and $46,000 and $40,000 for the six months ended June 30, 2008 and 2007, respectively, were not included in the computation of yields.

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its net interest income expressed as a percentage of its average earning assets.

Net interest margin for the three and six months ended June 30, 2008 compared to the same periods in 2007 declined by 58 basis points from 4.39% to 3.81% and by 60 basis points from 4.39% to 3.79%, respectively. The decline in net interest margin for the periods is attributable to the FOMC rate reductions which commenced in September 2007 whereas approximately 42% of the Company’s loan portfolio repriced downward 325 basis points commensurate with the Wall Street Journal prime rate reductions. Funding liabilities, mostly the Company’s time deposits, reprice somewhat slower and lags the decline in the variable rate loans resetting downward which is a result of the Company’s asset sensitive balance sheet.

The changes in repricing loans and time deposit rates resulted in the compression in the net interest margin. Total interest and dividend income for the three and six months ended June 30, 2008 was $33.6 million and $69.2 million, respectively, compared to $35.4 million and $69.4 million for the same periods in 2007. The slight decreases were primarily due to rate declines in loans and funding cost having a greater impact relative to the increase in loan and deposit volumes.

Total interest expense for the three and six months ended June 30, 2008 increased to $14.6 million and $31.7 million, respectively, compared to $16.2 million and $31.6 million for the same periods in 2007. These increases were primarily due to interest-bearing deposit growth offset by the decrease in market rates set by the FOMC. Average interest bearing liabilities increased by $264.5 million and $272.5 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007.

Net interest income before provision for loan losses decreased by $240,000 for the three months ended June 30, 2008 compared to the same periods in 2007. Due to market rate decreases and growth in the loan portfolio, the average yield on loans for the second quarter of 2008 decreased to 6.94% compared to 8.44% for the same period in 2007, a decrease of 150 basis points. The average investment portfolio for the second quarter of 2008 and 2007 was $179.8 million and $156.5 million, respectively, and the average yields on the investment portfolio were 4.85% and 4.81%, respectively.

Net interest income before provision for loan losses decreased by $240,000 for the six months ended June 30, 2008 compared to the same period in 2007. Due to market rate decreases and growth in the loan portfolio, the average yield on loans for the six months ended June 30, 2008 decreased to 7.19% compared to 8.41% for the same period in 2007, a decrease of 122 basis points. The average investment portfolio for the six months ended June 30, 2008 and 2007 was $171.4 million and $162.9 million, respectively, and the average yields on the investment portfolio were 4.92% and 4.74%, respectively.

Net interest margin for the three and six months ended June 30, 2008 compared to the same periods in 2007 declined by 58 basis points from 4.39% to 3.81% and by 60 basis points from 4.39% to 3.79%, respectively. The decline in net interest margin for the periods is attributable to the FOMC rate reductions which commenced in September 2007 whereas approximately 42% of the Company’s loan portfolio repriced downward 325 basis points commensurate with the Wall Street Journal prime rate reductions. Funding liabilities, mostly the Company’s time deposits, reprice somewhat slower and lags the decline in the variable rate loans resetting downward which is a result of the Company’s asset sensitive balance sheet. The change in repricing loans and deposit maturities resulted in the compression in the net interest margin.

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

The provision for loan losses was $2.0 million and $4.2 million for the three and six months ended June 30, 2008 compared to $1.1 million and $2.4 million for the same periods in 2007. The increases were a result of increased loan originations, net loan charge-offs, the associated loan portfolio growth, a modest increase in non-performing assets, and deterioration in overall economy. Management believes that the $4.2 million loan loss provision was adequate for the first six months of 2008.

While management believes that the allowance for loan losses of 1.18% of total loans at June 30, 2008 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimated, inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)				(Dollars in thousands)
Customer service fees	$1,913	48.52%	$1,772	39.42%	$3,726	49.14%	$3,539	43.44%
Fee income from trade finance transactions	672	17.04	682	15.17	1,273	16.79	1,431	17.57
Wire transfer fees	293	7.43	226	5.03	553	7.29	437	5.36
Net gain on sale of loans	630	15.98	618	13.75	960	12.66	618	7.59
Loan service fees	48	1.22	612	13.62	301	3.97	990	12.16
Other income	387	9.81	585	13.01	770	10.15	1,131	13.88

Total noninterest income	$3,943	100.00%	$4,495	100.00%	$7,583	100.00%	$8,146	100.00%

As a percentage of average earning assets		0.79%		1.03%		0.77%		0.95%

For the three and six months ended June 30, 2008, noninterest income was $3.9 million and $7.6 million compared to $4.5 million and $8.1 million for the same periods in 2007. For the three and six months ended June 30, 2008, noninterest income, as a percentage of average earning assets, decreased to 0.79% and 0.77% from 1.03% and 0.95% for the same periods in 2007. The decreases in the amount was related to the reduction of trade finance transactions fees, loan service fees and other miscellaneous income offset by the increase in wire transfer fees, customer service fees and gain on sale of loans for the three and six months ended June 30, 2008 as compared to the same periods in 2007. The primary sources of recurring noninterest income continued to be customer service fees and fee income from trade finance transactions.

Customer service fees for the three and six months ended June 30, 2008 increased by $141,000 or 8.0% and $187,000 or 5.3%, respectively, as compared to the same periods in 2007. These increases were due primarily to a nominal increase in customer accounts.

Fee income from trade finance transactions for the three and six months ended June 30, 2008 decreased by $10,000, or 1.5% and $158,000 or 11.0%, respectively, as compared to the same periods in 2007. These decreases were due to less international trade transactional activity by the Company’s customers.

The Company recorded $630,000 and $618,000 gain on sale of loans for the three months ended June 30, 2008 and 2007, respectively, and $960,000 and $618,000 for the six months ended June 30, 2008 and 2007, respectively. For the three and six months ended June 30, 2008, the Company sold SBA loans of $25.6 million and $37.8 million as compared to $7.7 million during the same periods in 2007, respectively. The Company also sold non-SBA real estate loans of $11.1 million during the second quarter of 2008. There were no non-SBA loan sales in 2007.

Loan service fee income for the three and six months ended June 30, 2008 decreased by $564,000 or 92.2% and $689,000 or 69.6%, respectively, as compared to the same periods in 2007. The decrease was mainly due to the reduction in loan related activities that generate service fees compared to previous year due to a slower economy.

Other miscellaneous income decreased by $198,000 or 33.9% and $361,000 or 31.9% during the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. During the first quarter of 2008, the Company discontinued outsourcing its official check processing business and the fees the Company collected and recognized as income has discontinued, but the Company currently has larger investable cash balances that generated more income than the fees previously collected.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)				(Dollars in thousands)
Salaries and employee benefits	$5,924	48.36%	$6,401	52.78%	$13,044	51.18%	$12,878	54.41%
Occupancy	1,119	9.13	983	8.11	2,160	8.47	1,943	8.21
Furniture, fixtures, and equipment	500	4.08	497	4.10	992	3.89	964	4.07
Data processing	577	4.71	533	4.39	1,099	4.31	1,037	4.38
Legal fees	971	7.93	434	3.59	1,601	6.28	848	3.58
Accounting and other professional fees	381	3.11	648	5.34	718	2.82	1,242	5.25
Business promotion and advertising	494	4.03	647	5.33	956	3.75	1,069	4.52
Stationery and supplies	157	1.28	138	1.14	288	1.13	271	1.15
Telecommunications	179	1.46	146	1.20	348	1.37	282	1.19
Postage and courier service	191	1.56	191	1.57	392	1.54	381	1.61
Security service	294	2.40	271	2.23	568	2.23	511	2.16
Regulatory assessment	352	2.87	77	0.63	640	2.51	140	0.59
Other operating expenses	1,112	9.08	1,163	9.59	2,682	10.52	2,101	8.88

Total noninterest expenses	$12,251	100.00%	$12,129	100.00%	$25,488	100.00%	$23,667	100.00%

As a percentage of average earning assets		2.46%		2.90%		2.57%		2.75%
Efficiency ratio		53.49%		51.19%		56.46%		51.51%

For the three and six months ended June 30, 2008, noninterest expense increased by 1.1% and 7.8% to $12.3 million and $25.5 million, compared to $12.1 million and $23.7 million, respectively, for the same periods in 2007. The increases in noninterest expense for the second quarter of 2008 compared to the same period in 2007 was primarily attributable to the increases in occupancy, professional service fees and other operating expenses offset by the decrease in salaries and employee benefits expense. The increases in noninterest expense for the six months ended June 30, 2008 compared to the same period in 2007 was primarily attributable to the increases in salaries and employee benefits, occupancy, professional service fees and other operating expenses. Noninterest expense as a percentage of average earning assets was 2.46% and 2.57% for the three and six months ended June 30, 2008, respectively, compared to 2.90% and 2.75% for the same periods in 2007.

The Company’s efficiency ratio increased to 53.49% and 56.46% for the three and six months ended June 30, 2008, respectively, compared to 51.19% and 51.51% for the same periods in 2007. The increase mainly relates to the increase in noninterest expenses while interest income and noninterest income remained at similar levels as compared to the same periods in 2007.

Salaries and benefits expenses decreased 7.5% to $5.9 million and increased 1.3% to $13.0 million for the three and six months ended June 30, 2008, respectively, compared to $6.4 million and $12.9 million for the same periods in 2007. The decrease for the second quarter was primarily due to the partial reversal of a mid-year bonus accrual during the second quarter of 2008. The increase for the six months was primarily due to two new branch openings which added 13 full time equivalents (“FTE”) to the staff and other vacant management and staff positions being filled when compared to the end of second quarter of 2007. Total FTEs increased from 343 as of June 30, 2007 to 352 as of June 30, 2008. In 2008, total FTEs decreased from 366 as of March 31, 2008 to 352 as of June 30, 2008 due to the management’s recent efforts to reduce the number of staff.

Occupancy expenses increased by 13.8% and 11.2% to $1.1 million and $2.2 million for the three and six months ended June 30, 2008, respectively, compared to $983,000 and $1.9 million in the same periods in 2007. These increases were due primarily to increased rent expenses resulting from the recent addition of two new branches and depreciation expenses as a result of facility improvements made during the past year.

Legal fees increased by 123.7% and 88.8%, respectively, to $971,000 and $1.6 million, respectively, for the three and six months ended June 30, 2008 compared to $434,000 and $848,000 for the same periods in 2007. During the six months ended June 30, 2007, the Company utilized $539,000 of legal reserve from an insurance settlement from the previous year. Accounting and other professional fees decreased by 41.2% and 42.2%, respectively, to $381,000 and $718,000 for the three and six months ended June 30, 2008 compared to $648,000 and $1.2 million for the same periods in 2007. The Company also charged approximately $400,000 of previously capitalized merger related costs to legal, consulting and accounting expenses during the first quarter of 2008 as a result of the termination of the previously announced merger with First Intercontinental Bank.

Regulatory assessments for FDIC increased by $275,000 and $500,000 to $352,000 and $640,000 for three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The FDIC adopted a new risk-based insurance assessment system effective January 1, 2007 and the Company’s assessment is currently at 5 basis points of its domestic deposits. An FDIC credit for prior contributions was available to the Company, which was fully utilized in its second quarter assessment in 2007.

For the three months ended June 30, 2008, other operating expenses decreased to $1.1 million as compared to $1.2 million for the same period in 2007. For the six months ended June 30, 2008, other operation expenses increased to $2.7 million from $2.1 million for the same period in 2007. The increases for the six months ended June 30, 2008 were mainly due to the increase in operational losses of $243,000, a court claim settlement of $225,000, and a valuation adjustment of $68,000 related to other real estate owned, which occurred mostly during the first quarter of 2008.

The remaining noninterest expenses include such items as data processing, business promotion and advertising, stationery and supplies, telecommunications, postage, courier service, and security service expenses. For the three and six months ended June 30, 2008, these noninterest expenses amounted to $1.4 million and $2.7 million, respectively, compared to $1.3 million and $2.5 million for the same periods in 2007.

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

For the three months ended June 30, 2008 and 2007, the provision for income taxes was $3.3 million and $4.0 million, representing effective tax rates of 38.6% and 38.1%, respectively. For the six months ended June 30, 2008 and 2007, the provision for income taxes was $5.9 million and $7.6 million, representing effective tax rates of 38.5% and 38.0%, respectively. The primary reasons for the difference from the federal statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax favored investments in low-income housing, municipal obligations, dividend exclusions, treatment of SFAS 123R amortization, increase in cash surrender value of bank owned life insurance, and California enterprise zone interest deductions and hiring credits. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $389,000 for the six months ended June 30, 2008 compared to $314,000 for the same period in 2007.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax return. The Company’s deferred tax assets were $14.1 million as of June 30, 2008, and $13.1 million as of December 31, 2007. As of June 30, 2008, the Company’s deferred tax assets were primarily due to the allowance for loan losses and impairment losses on U.S. Government sponsored enterprise preferred stock.

In accordance with FIN 48, it is management’s policy to separately disclose any penalties or interest arising from the application of federal or state income taxes. There were no penalties or interest assessed for the six months ended June 30, 2008.

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

The Company invests its excess available funds from daily operations primarily in overnight Fed Funds and Money Market Funds. Money Market Funds are composed of mostly government funds and high quality short-term commercial paper. The Company can redeem the funds at any time. As of June 30, 2008 and December 31, 2007, the amounts invested in Federal Funds were $9.7 million and $7.1 million, respectively. The average yield earned on these funds was 2.79% for the six months ended June 30, 2008 compared to 5.71% for the same period last year.

Investment Portfolio

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	As of June 30, 2008		As of December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$496	$496	$500	$504
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	27,996	28,170	35,998	36,315
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	98,031	96,817	55,165	55,272
U.S. Government sponsored enterprise preferred stock	—	—	3,537	3,537
Corporate trust preferred securities	11,000	9,622	11,000	10,230
Mutual Funds backed by adjustable rate mortgages	4,500	4,431	4,500	4,499
Fixed rate collateralized mortgage obligations	19,532	19,535	17,041	17,228
Corporate debt securities	—	—	1,199	1,193

Total available for sale	$161,555	$159,071	$128,940	$128,778

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$4,203	$4,142	$5,327	$5,303
Municipal securities	5,312	5,328	5,605	5,658

Total held to maturity	$9,515	$9,470	$10,932	$10,961

Total investment securities	$171,070	$168,541	$139,872	$139,739

As of June 30, 2008, investment securities totaled $168.6 million or 7.9% of total assets, compared to $139.7 million or 6.7% of total assets as of December 31, 2007. The increase in the investment portfolio was part of the Company’s strategy, for interest rate risk, collateral for increased public funds and liquidity management purposes.

As of June 30, 2008, available-for-sale securities totaled $159.1 million, compared to $128.8 million as of December 31, 2007. Available-for-sale securities as a percentage of total assets increased to 7.5% as of June 30, 2008 compared to 6.2% at December 31, 2007. Held-to-maturity securities decreased to $9.5 million as of June 30, 2008, compared to $10.9 million as of December 31, 2007. The composition of available-for-sale and held-to-maturity securities was 94.4% and 5.6% as of June 30, 2008, compared to 92.2% and 7.8% as of December 31, 2007, respectively. For the three and six months ended June 30, 2008, the yield on the average investment portfolio was 4.85% and 4.92%, respectively, as compared to 4.81% and 4.74% for the same periods in 2007.

The following table summarizes, as of June 30, 2008, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	$496	1.95%	$25,203	4.66%	$2,967	4.21%	$—	—%	$28,666	4.57%
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	335	4.23	464	4.21	11,868	4.93	84,151	4.79	96,818	4.80
Corporate trust preferred securities	—	—	—	—	—	—	9,622	4.41	9,622	4.41
Mutual Funds backed by adjustable rate mortgages	4,431	4.33	—	—	—	—	—	—	4,431	4.33
Fixed rate collateralized mortgage obligations	—	—	—	—	1,520	4.71	18,014	5.51	19,534	5.45

Total available for sale	$5,262	4.10	$25,667	4.65	$16,355	4.78	$111,787	4.87	$159,071	4.80

Held to Maturity (Amortized Cost):
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$—	—%	$—	—%	$—	—%	$4,202	4.87%	$4,202	4.87%
Municipal securities	300	4.05	1,650	4.01	2,551	3.69	812	3.89	5,313	3.84

Total held to maturity	$300	4.05	$1,650	4.01	$2,551	3.69	$5,014	4.71	$9,515	4.30

Total investment securities	$5,562	4.10%	$27,317	4.61%	$18,906	4.63%	$116,801	4.87%	$168,586	4.77%

The following table shows the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008.

	As of June 30, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental and U.S Government sponsored enterprise agencies securities	$10,393	$(102)	$—	$—	$10,393	$(102)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	75,244	(1,502)	8,564	(82)	83,808	(1,584)
Municipal securities and corporate debt securities	11,548	(1,403)	—	—	11,548	(1,403)

Total	$97,185	$(3,007)	$8,564	$(82)	$105,749	$(3,089)

As of June 30, 2008, the Company had a total fair value of $105.7 million of securities, with unrealized losses of $3.1 million. Management believes these unrealized losses are due to a temporary condition, primarily changes in interest rates, and do not reflect a deterioration of the credit quality of the issuer. The investment portfolio is monitored quarterly for credit deterioration. The Company did not hold any FNMA or Freddie Mac preferred stock at June 30, 2008. The market value of securities that have been in a continuous loss position for 12 months or more totaled $8.6 million, with unrealized losses of $82,000.

All individual securities that have been in a continuous unrealized loss position at June 30, 2008 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at June 30, 2008. These securities have decreased in value since their purchase dates as market interest rates have changed. However, the Company has the ability, and management intends, to hold these securities until their fair values recover to cost.

Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio, including loans held for sale, as of the dates indicated:

	June 30, 2008		December 31, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$62,072	3.41%	$68,143	3.76%
Vacant land for future development	31,109	1.71	32,738	1.81
Commercial (16)	1,159,988	63.80	1,164,366	64.23
Commercial (17)	352,220	19.37	310,962	17.16
Trade Finance (18)	81,399	4.48	66,964	3.69
SBA (19)	39,310	2.16	70,517	3.89
Other (20)	66	0.00	26	0.00
Consumer	92,091	5.07	98,943	5.46

Total Gross Loans	1,818,255	100.00%	1,812,659	100.00%

Less:
Allowance for Lan Losses	21,499		20,477
Deferred Loan Fees	1,688		1,847
Discount on SBA Loans Retained	1,296		700

Total Net Loans and Loans Held for Sale	$1,793,772		$1,789,635

(16)	Real estate commercial loans are loans secured by deeds of trust on real estate.

(17)

Balance includes loans held for sale, excluding SBA loans held for sale disclosed below, of $65.6 million and $0, at the lower of cost or fair value, at June 30, 2008 and December 31, 2007, respectively.

(18)	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.

(19)	Balance includes SBA loans held for sale of $10.9 million and $41.5 million, at the lower of cost or fair value, at June 30, 2008 and December 31, 2007, respectively.

(20)	Consists of transactions in process and overdrafts.

The Company’s gross loans grew $5.6 million, or 0.3%, during the six months ended June 30, 2008. Net loans increased $4.1 million, or 0.2%, to $1.79 billion at June 30, 2008, as compared to December 31, 2007. The growth in gross loans was offset by the loan sales during the six months ended June 30, 2008, where the Company sold SBA loans of $37.8 million and non-SBA loans of $11.1 million. The increase in loans was funded primarily through liquidity created from principal reductions from loan payments, wholesale deposit growth and FHLB borrowings. While management believes that it can continue to leverage the Company’s current infrastructure to achieve growth in the loan portfolio, no assurance can be given that such growth will occur. Net loans as of June 30, 2008 represented 84.4% of total assets, compared to 86.0% as of December 31, 2007.

The growth in net loans is comprised primarily of net increases in commercial loans of $41.3 million, or 13.3%, trade finance loans of $14.4 million, or 21.6%, offset by net decreases in commercial real estate construction loans of $6.1 million or 8.9%, vacant land for future development loans of $1.6 million or 5.0%, commercial real estate loans of $4.4 million or 0.4%, and SBA loans of $31.2 million or 44.3%. These decreases were due to the loan sales and payoffs during the six months ended June 30, 2008. Management’s decision to sell loans in the second and third quarter of 2008 was intended to improve liquidity and to rebalance the loan portfolio.

As of June 30, 2008, commercial real estate remained the largest component of the Company’s total loan portfolio with loans totaling $1.2 billion, representing 65.6% of total loans, compared to $1.2 billion or 66.0% of total loans at December 31, 2007.

Commercial business loans increased to $352.0 million as of June 30, 2008, compared to $311.0 million at December 31, 2007. The increase resulted from management’s efforts to continue focusing on the Company’s commercial business loan products to meet the needs of the Company’s customer base.

Trade finance loans increased by $14.4 million, or 21.6%, to $81.4 million as of June 30, 2008 from $67.0 million at December 31, 2007. This increase in trade finance loans was mainly due to increased loan activity in commercial lines related to letter of credit for correspondent banks.

During the three months ended June 30, 2008, the Company sold SBA loans of $25.6 million while retaining the obligation to service the loans for a servicing fee and to maintain customer relations compared to no sales during the same period in 2007. As of June 30, 2008, the Company was servicing $138.8 million of sold SBA loans, compared to $117.5 million of sold SBA loans as of December 31, 2007. The Company’s SBA portfolio decreased to $39.3 million at June 30, 2008, a decrease of $31.2 million, or 44.3%, compared to December 31, 2007. Management’s decision to sell loans in the second and third quarter of 2008 was intended to improve liquidity and to rebalance the loan portfolio.

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

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	June 30, 2008	December 31, 2007	June 30, 2007
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
Construction	$2,152	$—	$—
Commercial	—	—	—
Commercial	1,434	1,775	1,401
Consumer	380	457	365
Trade Finance	2,276	—	120
SBA	2,454	4,033	4,087

Total nonperforming loans	8,696	6,265	5,973
Other real estate owned	—	380	—

Total nonperforming assets	$8,696	$6,645	$5,973

Guaranteed portion of nonperforming SBA loans	$2,755	$2,740	$2,657

Total nonperforming assets, net of SBA guarantee	$5,941	$3,905	$3,316

Nonperforming loans as a percent of total gross loans	0.48%	0.35%	0.37%
Nonperforming assets as a percent of total loans and other real estate owned	0.48%	0.37%	0.37%
Allowance for loan losses to nonperforming loans	247%	327%	306%

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

Total nonperforming loans increased to $8.7 million as of June 30, 2008 from $6.3 million as of December 31, 2007 and $6.0 million as of June 30, 2007, respectively. The increase from December 31, 2007 to June 30, 2008 was the result of additions from the Company’s construction real estate loans of $2.2 million, trade finance loans of $2.3 million offset by a decline in nonperforming SBA, consumer and commercial loan categories of $2.0 million.

Nonperforming construction real estate loans comprise of one participation loan that went non-accrual in the second quarter and a partial charge-off for the second quarter of $201,000 was recorded and no additional impairment reserve was necessary as of June 30, 2008. Nonperforming trade finance loans comprise of one loan relationship which an impairment reserve was recorded for $627,000 at June 30, 2008. One of the loans is also guaranteed by SBA under the Export Working Capital Program (EWCP) through which SBA provides a 90% guarantee up to $1.5 million on loans underwritten through the program. The guarantee was approximately $822,000.

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

The following table provides information on impaired loans:

	As of and for the six months ended June 30, 2008	As of and for the twelve months ended December 31, 2007
	(Dollars in thousands)
Impaired loans with specific reserves	$4,410	$2,127
Impaired loans without specific reserves	3,018	1,150

Total impaired loans	7,428	3,277
Specific reserve on impaired loans	(1,446)	(100)

Net recorded investment in impaired loans	$5,982	$3,177

Average total recorded investment in impaired loans	$8,935	$8,181

Interest income recognized on impaired loans on a cash basis	$181	$1,361

At June 30, 2008, the Company assessed its loan portfolio and through its analysis, the Company determined that eleven loan relationships totaling $7.4 million of which eight loans require an impairment reserve on the basis of recent financial performance of the borrowers and projected cash short fall in the event collateral is liquidated to satisfy the debt obligation. Four of the impaired loans were SBA loans totaling $2.0 million. One of the SBA loans in the amount of $942,000 met the cure period to which the Company classified the loan as performing during the quarter, but since it did not meet the Company’s debt service coverage ratio requirement, it remains impaired. The nonperforming trade finance loan relationship of $2.3 million mentioned previously is impaired and $914,000 of this loan relationship has a 90% SBA guarantee of approximately $822,000 through the EWCP.

The Company evaluates the loan impairment on all loans identified as impaired based on the present value of expected future cash flows discounted at the loans’ effective interest rate, observable market price, or the fair value of the collateral if the repayment of the loan is dependent solely on the underlying collateral.

The Company determined that a specific impairment reserve of $1.4 million and $100,000 are required at June 30, 2008 and December 31, 2007, respectively.

Allowance for Loan Losses

The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in the Company’s markets and, in particular, the state of certain industries. Size and complexity of individual credits, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in its methodologies. As the Company adds new products, increases the complexity of the loan portfolio, and expands the geographic coverage, the Company will enhance the methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have significant impact to the loan loss calculation. The Company believes that its methodologies continue to be appropriate given its size and level of complexity.

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

The following table sets forth the composition of the allowance for loan losses as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Specific (Impaired loans)	$1,446	$100
Formula (non-homogeneous)	19,570	19,867
Homogeneous	483	510

Total allowance for loan losses	$21,499	$20,477

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

	Six Months Ended June 30, 2008	Year Ended December 31, 2007	Six Months Ended June 30, 2007
	(Dollars in thousands)
Balances
Average total loans outstanding during the period (21)	$1,838,280	$1,656,842	$1,587,641

Total loans outstanding at end of period (21)	$1,815,271	$1,810,112	$1,632,449

Allowance for Loan Losses:
Balance at beginning of period	$20,477	$17,412	$17,412

Charge-offs:
Real estate
Construction	201	—	—
Commercial	319	—	—
Commercial	2,257	2,725	1,363
Consumer	472	218	92
Trade finance	—	—	—
SBA	144	609	84

Total charge-offs	3,393	3,552	1,539

Recoveries
Real estate	—	—	—
Construction	—	—	—
Commercial	—	—	—
Commercial	74	34	14
Consumer	56	72	25
Trade finance	—	—	—
SBA	76	17	7

Total recoveries	206	123	46

Net loan charge-offs	3,187	3,429	1,493

Provision for loan losses	4,209	6,494	2,370

Balance at end of period	$21,499	$20,477	$18,289

Ratios:
Net loan charge-offs to average loans	0.17%	0.21%	0.09%
Provision for loan losses to average total loans	0.23	0.39	0.15
Allowance for loan losses to gross loans at end of period	1.18	1.13	1.12
Allowance for loan losses to total nonperforming loans	247	327	306
Net loan charge-offs to allowance for loan losses at end of period	14.82	16.75	8.16
Net loan charge-offs to provision for loan losses	75.72	52.80	63.00

(21)	Total loans are net of deferred loan fees and discount on SBA loans sold.

Based on a quarterly migration analysis which evaluates loan portfolio credit quality, the allowance for loan losses grew to $21.5 million as of June 30, 2008 compared to $20.5 million at December 31, 2007. The Company recorded a provision of $2.0 million and $4.2 million for the three and six months ended June 30, 2008 compared to $1.1 million and $2.4 million for the same periods of 2007, respectively. For the six months ended June 30, 2008, the Company charged off $3.4 million and recovered $206,000 resulting in net loan charge-offs of $3.2 million, compared to net loan charge-offs of $1.5 million for the same period in 2007. The increase in net loan charge-offs was primarily due to one large commercial loan charge-off of $971,000 and an overall downturn in economy affecting the Company’s small business customers.

Net loan charge-offs as a percentage by loan classification for the six months ended June 30, 2008 were comprised of commercial loans for 50%, Bank-to-Business (B2B) loans 20%, consumer loans 13%, commercial real estate 9%, construction real estate 6% and SBA loans 2%. Net loan charge-offs by business category is as follows: fabric wholesale represented 46%, restaurants 23%, other small businesses 20%, general merchandising 7% and retail stores 4%. Approximately 18% of the net charge-offs for the six months ended June 30, 2008 were outside of the Southern California market.

The Company is operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Financial institutions continue to be affected by the softening of the real estate market and constrained financial markets. While the Company has very limited direct exposure to the residential real estate market and has no subprime residential loans or securities backed by such loans, the Company’s commercial real estate portfolio as well as its commercial and business loans may be adversely impacted by these trends. As a result, continued declines in real estate values in general, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, interest rate resets on adjustable rate mortgage loans and other factors which could have adverse effects on the Company’s borrowers and as a result of this deterioration in economic conditions in Southern California the Company has adjusted its allowance for loan losses resulting in 1.18% at June 30, 2008 and 1.13% at December 31, 2007, respectively, of gross loans.

Management believes the level of the allowance as of June 30, 2008 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth during the period. However, no assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances may not require increased provisions for loan losses in the future.

The ratio of the allowance for loan losses to total nonperforming loans decreased to 247% as of June 30, 2008 compared to 327% as of December 31, 2007. Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. Commercial real estate is the principal collateral for the Company’s loans.

Deposits

An important balance sheet component affecting the Company’s net interest margin is its deposit base. The Company’s average interest bearing deposit cost decreased to 4.04% for the six months ended June 30, 2008, compared to 4.89% for the same period in 2007. This decrease is primarily due to the decreases in short term rates set by the FOMC, which caused the average rates paid on deposits and other liabilities to decrease.

The Company’s use of wholesale funding sources can mitigate, to some extent, the effect of rate sensitive customers who demand higher interest rates because of local market competition. As of June 30, 2008, the Company held wholesale brokered deposits in the amount of $174.6 million at a cost of 2.96% as compared to $70.3 million at a cost of 4.77% at December 31, 2007. The Company also held time certificates of deposit with public units in the amount of $115.0 million at a cost of 2.14% as of June 30, 2008 and $75.0 million at a cost of 4.33% as of December 31, 2007.

Deposits consist of the following:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$378,835	$363,465
Money market accounts and NOW	375,606	244,233
Savings	55,281	54,838

	809,722	662,536
Time deposits
Less than $100,000	117,068	112,614
$100,000 or more	731,900	802,524

Total	$1,658,690	$1,577,674

Total deposits increased by $81.0 million or 5.1% to $1.66 billion at June 30, 2008 compared to $1.58 billion at December 31, 2007. This increase was the result of efforts to manage the Company’s balance sheet and to improve the performance of the earning assets and funding liabilities portfolios by adding $112.9 million of wholesale brokered deposits for the six months ended June 30, 2008. These efforts included the use of other funding liabilities such as FHLB borrowings to manage the repricing period of the interest bearing liabilities and replace time deposits over $100,000 which are presently more expensive than wholesale funding.

The following table summarizes the composition of deposits as a percentage of total deposits as of the dates indicated:

	June 30, 2008	December 31, 2007
Demand deposits (noninterest-bearing)	22.84%	23.04%
Money market accounts and NOW	22.64	15.48
Savings	3.33	3.48
Time deposits less than $100,000	7.06	7.14
Time deposits of $100,000 or more	44.13	50.86

Total	100.00%	100.00%

During the first six months of 2008, non-interest bearing demand deposits increased by $15.4 million, or 4.2%, and represented 22.8% of total deposits at June 30, 2008 compared to 23.0% at December 31, 2007. MMDA and NOW increased by $131.4 million, or 53.8%, rising to 22.6% of total deposits at June 30, 2008 from 15.5% at December 31, 2007. Savings account balances increased by $443,000, or 0.8%, to 3.3% of total deposits at June 30, 2008 from 3.5% at December 31, 2007. Time deposits less than $100,000, which are classified as core deposits, increased by $4.5 million, or 4.0%, while time deposits of $100,000 or more, decreased by $70.6 million, or 8.8%. Management is currently focusing on increasing core deposits. Time deposits of $100,000 or more, wholesale brokered deposits and FHLB borrowings are considered non-core funding.

Time deposits by maturity dates are as follows at June 30, 2008:

	$100,000 or Greater	Less Than $100,000	Total
	(Dollars in thousands)
2008	$572,235	$76,763	$648,998
2009	133,262	39,765	173,027
2010	22,584	462	23,046
2011	400	46	446
2012 and thereafter	3,419	32	3,451

Total	$731,900	$117,068	$848,968

Information concerning the average balance and average rates paid on deposits by deposit type for the three and six months ended June 30, 2008 and 2007 is contained in the tables above in the section titled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses FHLB advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowings were $256.3 million and $298.5 million at June 30, 2008 and December 31, 2007, respectively, resulting in a decline of $42.2 million. This decrease along with the loan growth was primarily funded by the brokered deposits during the six months ended June 30, 2008. Outstanding brokered deposits were $174.6 million as of June 30, 2008 compared to $70.3 million as of December 31, 2007. Notes issued to the U.S. Treasury amounted to $431,000 as of June 30, 2008 compared to $1.1 million as of December 31, 2007. The total borrowed amount outstanding at June 30, 2008 and December 31, 2007 was $256.8 million and $299.6 million, respectively.

In addition, the issuance of long-term subordinated debentures at the end of 2003 of $18.0 million in “pass-through” trust preferred securities created another source of funding.

Contractual Obligations

The following table presents, as of June 30, 2008, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Remaining 6 months in 2008	2009	2010	2011	2012 & thereafter	Total
	(Dollars in thousands)
Debt obligations (22)	$—	$—	$—	$—	$18,557	$18,557
FHLB advances	84,188	25,334	351	25,368	121,105	256,346
Deposits	655,675	185,408	30,416	5,859	6,899	884,257
Operating lease obligations	1,148	2,171	1,939	1,175	4,041	10,474

Total contractual obligations	$741,011	$212,913	$32,706	$32,402	$150,602	$1,169,634

(22)	Includes principal payment only.

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

As a means of augmenting the liquidity sources, the Company has available a combination of borrowing sources comprised of FHLB advances, a holding company line of credit, federal funds lines with various correspondent banks, and access to the wholesale markets. The Company believes these liquidity sources to be stable and adequate. At June 30, 2008, the Company was not aware of any information that was reasonably likely to have a material adverse effect on the Company’s liquidity position.

The liquidity of the Company is primarily dependent on the payment of cash dividends by its subsidiary, Center Bank, subject to limitations imposed by the laws of the State of California.

As part of the Company’s liquidity management, the Company utilizes FHLB borrowings to supplement the Company’s deposit source of funds. Therefore, there could be fluctuations in these balances depending on the short-term liquidity and longer-term financing need of the Company. The Company’s primary sources of liquidity are derived from financing activities, which include customer and broker deposits, federal funds facilities, and advances from the FHLB.

Because the Company’s primary sources and uses of funds are deposits and loans, respectively, the relationship between net loans and total deposits provides one measure of the Company’s liquidity. Typically, if the ratio is over 100%, the Company relies more on borrowings, wholesale brokered deposits and repayments from the loan portfolio to provide liquidity.

	At June 30, 2008	At December 31, 2007
Net loans	$1,793,772	$1,789,635
Deposits	1,658,690	1,577,674
Net loan to deposit ratio	108.1%	113.4%

Alternative sources of funds such as FHLB advances and wholesale brokered deposits and other collateralized borrowings provide liquidity as needed from liability sources are an important part of the Company’s asset liability management strategy

As of June 30, 2008, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 5.9%, compared to 5.6% at December 31, 2007. The Company’s liquidity ratio increased as a result of an increase in cash and other marketable assets during the second quarter of 2008. Total available liquidity as of June 30, 2008 was $103.7 million, consisting of cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available-for-sale securities.

The Company’s net non-core fund dependence ratio was 54.7% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $265 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The net non-core fund dependence ratio was 40.7% assuming this $265 million is stable and core fund sources and certain portions of money market account as volatile. The net non-core funding dependence ratio is the ratio of net short-term investment less non-core liabilities divided by long-term assets. All of the ratios were in compliance with internal guidelines as of and for the six months ended June 30, 2008. The Company is looking toward the growth of retail core and time deposits, borrowings and wholesale brokered deposits to meet its liquidity needs in the future.

At June 30, 2008, the Company had $95 million available in federal funds lines, $236 million in FHLB borrowings and a $25 million line of credit held at the holding company totaling $356 million of available funding sources. This does not include the Company’s ability to purchase wholesale brokered deposits, which management has set the Company’s limit at 20% of deposits.

	Borrowing Capacity at June 30, 2008
	(dollars in thousands)
	FHLB	Fed Funds Facility	Holding Co. Line
Total Capacity	$492,704	$95,000	$25,000
Used	(256,346)	—	—

Available	$236,358	$95,000	$25,000

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

The Company’s overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and economic value of equity. Economic value of equity is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Company simulates the effect of instantaneous interest rate changes on net interest income and economic value of equity (“EVE”) on a quarterly basis. The table below shows the estimated impact of changes in interest rates on the Company’s net interest income and market value of equity as of June 30, 2008 and March 31, 2008, respectively, assuming a parallel shift of 100 to 300 basis points in both directions.

	Net Interest Income (NII)(23)		Economic Value of Equity (EVE)(24)
Change in Interest Rates (In Basis Points)	June 30, 2008 % Change	March 31, 2008 % Change	June 30, 2008 % Change	March 31, 2008 % Change
+300	12.04%	8.07%	-27.70%	-33.12%
+200	8.23%	6.53%	-16.89%	-20.24%
+100	4.24%	3.59%	-6.87%	-9.41%
-100	-6.82%	-6.18%	6.66%	6.87%
-200	-14.06%	-12.81%	8.10%	4.85%
-300	-9.46%	-11.03%	7.18%	3.34%

(23)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios

(24)	The percentage change represents economic value of equity of the Company in a stable interest rate environment versus economic value of equity in the various rate scenarios

All interest-earning assets and interest-bearing liabilities are included in the interest rate sensitivity analysis at June 30, 2008 and March 31, 200, respectively. At June 30, 2008 and March 31, 2008, respectively, the Company’s estimated changes in net interest income and economic value of equity were within the ranges established by the Board of Directors. The reduction in fixed rate loans as a percentage of the total loan portfolio from 61% at March 31, 2008 to 58% at June 30, 2008 during the second quarter of 2008 had the most significant impact on the change in EVE. The Company brought the EVE back into the range established by the Board during the second quarter through the sale of certain fixed rate loans and by repositioning the balance sheet to meet the Company's near-term strategic objectives. The Company will continue its efforts to actively manage the interest rate risk exposure in the balance sheet.

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

CAPITAL RESOURCES

Shareholders’ equity as of June 30, 2008 was $163.2 million, compared to $157.5 million as of December 31, 2007. The primary sources of increases in capital have been retained earnings and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company and the Bank are financially sound and are able to support its growth from its retained earnings. The Company has sufficient cash and liquidity sources at its holding company that it does not anticipate a need to upstream dividends from the Bank for the next two quarters to meet the obligation of the holding company such as dividend paid to its shareholders.

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose total risk-based capital ratio, Tier I risk-based capital ratio, and Tier I leverage ratio meet or exceed 10%, 6%, and 5%, respectively, are deemed to be “well-capitalized.” The most recent notification from the FDIC in June 2008 categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

The following table compares the Company’s and Bank’s actual capital ratios at June 30, 2008, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	10.63%	10.57%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	9.49%	9.43%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	8.51%	8.46%	4.00%	5.00%

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation was performed under the supervision and with the participation of our management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2008. Based on the evaluation, the Company’s CEO and CFO have concluded that the disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

KEIC Claims

KEIC Claims—In March 2003, the Bank was served with a complaint filed by Korea Export Insurance Corporation (“KEIC”) in Orange County, California Superior Court, entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al.KEIC seeks to recover alleged losses from a number of parties involved in international trade transactions that gave rise to bills of exchange financed by various Korean Banks but not ultimately paid. KEIC is seeking to recover damages of approximately $56 million from the Bank based on a claim that, in its capacity as a presenting bank for these bills of exchange, the Bank acted negligently in presenting and otherwise handling trade documents for collection.

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

Status of the Consolidated Action—The claims brought by KEIC and the Korean Banks, which total approximately $100 million, as well as the Bank’s counterclaims, have been consolidated into a single action. In November 2005, the Orange County Superior Court had dismissed all claims of KEIC against the Bank in state court on the grounds that federal courts have exclusive jurisdiction over the claims. In December 2006, the court of appeals reversed the earlier decision by the state court and remanded the case back to state court. No trial date has been scheduled although all parties recently stipulated to extend the statutory deadline for commencing trial until April 4, 2010.

If the outcome of this litigation is adverse and the Bank is required to pay significant monetary damages, the Bank’s financial condition and results of operations are likely to be materially and adversely affected. Although the Bank believes that it has meritorious defenses and intends to vigorously defend these lawsuits, management cannot predict the outcome of this litigation.

FICB Claims

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

On March 28, 2008, the Company received a notice from FICB asserting that FICB was entitled to terminate the definitive agreement under which the Company was to have acquired FICB. On April 8, 2008, FICB filed a complaint in the U.S. District Court in Atlanta alleging that the Company breached the definitive agreement and demanded liquidated damages of $3.1 million. The Company believes that FICB is in breach of the definitive agreement and filed a cross complaint on FICB to recover liquidated damages of $3.1 million on May 2, 2008. Although the Company believes that it has meritorious defenses and counter claims against FICB and intends to vigorously defend this lawsuit and to prosecute the counterclaims, management cannot predict the outcome of this litigation.

Item 1A: RISK FACTORS

There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, except that the following Risk Factors are longer applicable due to termination of a previously announced acquisition:

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

(c) Issuer Purchases of Equity Securities

The Company’s previously announced $10 million stock buyback program ended on May 24, 2008. Under the program, the Company purchased a total of 373,820 shares at an average price of $12.33 per share for a total of $4.6 million. These shares have been retired. No shares were repurchased during 2008.

Item 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on May 28, 2008. A total of 13,424,153 shares were represented in person or by proxy at the meeting, constituting 82.0% of the 16,366,641 issued and outstanding shares entitled to vote at the meeting. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to the Board of Directors’ nominees for directors as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of shareholders.

A proposal to amend the Company’s Articles of Incorporation to declassify the Board of Directors so that each director will stand for re-election on an annual basis was approved at the meeting of shareholders by the following vote:

For	Against	Abstain	Broker Non-Votes
13,328,559	10,805	578	84,211

The directors noted below were elected to one-year term (which term was due to the approval of Proposal 1 above). The votes tabulated were:

	Authority Given	Authority Withheld	Broker Non-Votes
Chung Hyun Lee	12,363,229	976,713	84,211
Jin Chul Jhung	12,363,129	976,813	84,211
Peter Y. S. Kim	12,363,229	976,713	84,211

In addition, the terms of the following directors continued after the shareholders’ meeting: David Z. Hong, Chang Hwi Kim, Sang Hoon Kim and Jae Whan Yoo.

The ratification of the appointment of Grant Thornton, LLP as the Company’s independent registered public accounting firm for 2008 was approved at the meeting of shareholders by the following vote:

For	Against	Abstain	Broker Non-Votes
13,321,704	3,502	13,953	84,211

Item 5:	OTHER INFORMATION

Not applicable

Item 6:	EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated September 18, 2007 by and between Center Financial Corporation and First Intercontinental Bank[1]

3.1	Restated Articles of Incorporation of Center Financial Corporation (filed herewith)

3.2	Amended and Restated Bylaws of Center Financial Corporation[2]

10.1	Employment Agreement between Center Financial Corporation and Jae Whan Yoo effective January 16, 2007[3]

10.2	2006 Stock Incentive Plan, as amended[4]

10.3	Lease for Corporate Headquarters Office[1]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[5]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[4]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[5]

10.7	Deferred compensation plan and list of participants[6]

10.8	Split dollar plan and list of participants[6]

10.9	Survivor income plan and list of participants[6]

11	Statement of Computation of Per Share Earnings (included in Note 9 to Interim Consolidated Financial Statements included herein.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[1]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference

[2]	Filed as an Exhibit to the Form 8-K filed with the Commission on May 12, 2006 and incorporated herein by reference

[3]	Filed as an Exhibit to the Form 8-K filed with the Commission on February 1, 2007 and incorporated herein by reference

[4]	Filed as an Exhibit to the Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference

[5]	Filed as an Exhibit Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference

[6]	Filed as an Exhibit to the Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Center Financial Corporation

Date: July 23, 2008	By:	/s/ JAE WHAN YOO
Jae Whan Yoo President & Chief Executive Officer

Date: July 23, 2008	By:	/s/ LONNY D. ROBINSON
Lonny D. Robinson Executive Vice President & Chief Financial Officer