Form 10-Q
period 2008-09-30
CENTER FINANCIAL CORP
filed 2008-10-23
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 20, 2008 there were 16,787,530 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1:	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	9/30/2008	12/31/2007
	(Dollars in thousands)
ASSETS
Cash and due from banks	$41,972	$58,339
Federal funds sold	7,760	7,125
Money market funds and interest-bearing deposits in other banks	3,152	2,825

Cash and cash equivalents	52,884	68,289
Securities available for sale, at fair value	154,661	128,778
Securities held to maturity, at amortized cost (fair value of $9,285 as of September 30, 2008 and $10,961 as of December 31, 2007)	9,265	10,932
Federal Home Loan Bank and Pacific Coast Bankers Bank stock, at cost	14,360	15,219
Loans, net of allowance for loan losses of $21,485 as of September 30, 2008 and $20,477 as of December 31, 2007	1,724,390	1,748,143
Loans held for sale, at the lower of cost or fair value	9,381	41,492
Premises and equipment, net	14,683	13,585
Customers’ liability on acceptances	3,972	3,292
Other real estate owned, net	—	380
Accrued interest receivable	7,661	8,886
Deferred income taxes, net	13,427	13,142
Investments in affordable housing partnerships	11,603	11,911
Cash surrender value of life insurance	11,893	11,583
Goodwill	1,253	1,253
Intangible assets, net	227	267
Other assets	5,507	3,511

Total	$2,035,167	$2,080,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$367,171	$363,465
Interest-bearing	1,252,105	1,214,209

Total deposits	1,619,276	1,577,674
Acceptances outstanding	3,972	3,292
Accrued interest payable	7,955	13,213
Other borrowed funds	207,153	299,606
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	13,323	10,868

Total liabilities	1,870,236	1,923,210
Commitments and Contingencies	—	—
Shareholders’ Equity
Serial preferred stock, no par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,787,530 shares as of September 30, 2008 and 16,366,791 shares as of December 31, 2007 (including 9,900 and 8,850 shares of unvested restricted stock)	71,926	67,006
Retained earnings	92,961	90,541
Accumulated other comprehensive income (loss), net of tax	44	(94)

Total shareholders’ equity	164,931	157,453

Total	$2,035,167	$2,080,663

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$30,574	$34,781	$95,553	$100,252
Interest on federal funds sold	24	67	90	180
Interest on taxable investment securities	2,004	1,595	5,613	4,771
Interest on tax-advantaged investment securities	51	125	151	387
Dividends on equity stock	228	151	653	506
Money market funds and interest-earning deposits	31	16	92	48

Total interest and dividend income	32,912	36,735	102,152	106,144
Interest Expense:
Interest on deposits	10,666	14,767	36,860	39,775
Interest on borrowed funds	2,225	2,258	7,130	8,120
Interest expense on trust preferred securities	259	378	843	1,120

Total interest expense	13,150	17,403	44,833	49,015

Net interest income before provision for loan losses	19,762	19,332	57,319	57,129
Provision for loan losses	2,121	2,000	6,330	4,370

Net interest income after provision for loan losses	17,641	17,332	50,989	52,759
Noninterest Income:
Customer service fees	1,918	1,676	5,644	5,215
Fee income from trade finance transactions	675	615	1,948	2,046
Wire transfer fees	269	206	822	643
Gain on sale of loans	59	—	1,019	618
Loan service fees	144	409	445	1,398
Other income	321	477	1,091	1,608

Total noninterest income	3,386	3,383	10,969	11,528
Noninterest Expense:
Salaries and employee benefits	6,137	6,342	19,182	19,220
Occupancy	1,115	1,079	3,275	3,022
Furniture, fixtures, and equipment	546	575	1,538	1,539
Data processing	527	530	1,626	1,567
Legal fees	529	173	2,130	1,020
Accounting and other professional service fees	323	186	1,041	1,429
Business promotion and advertising	469	480	1,424	1,549
Stationery and supplies	140	137	429	408
Telecommunications	188	160	537	442
Postage and courier service	192	185	584	565
Security service	283	268	851	779
Loss on available for sale securities	7,279	—	7,279	—
Regulatory assessment	312	337	953	477
KEIC litigation settlement	7,700	—	7,700	—
Other operating expenses	1,229	995	3,909	3,097

Total noninterest expense	26,969	11,447	52,458	35,114

(Loss) income before income tax (benefit) provision	(5,942)	9,268	9,500	29,173
Income tax (benefit) provision	(2,783)	3,570	3,161	11,136

Net (loss) income	(3,159)	5,698	6,339	18,037
Other comprehensive income—unrealized gain on available-for-sale securities, net of income tax expense of $(1,075), $(345), $(100) and $(365)	1,484	476	138	503

Comprehensive (loss) income	$(1,675)	$6,174	$6,477	$18,540

(LOSS) EARNINGS PER SHARE:
Basic	$(0.19)	$0.34	$0.38	$1.08

Diluted	$(0.19)	$0.34	$0.38	$1.07

Weighted average shares outstanding—basic	16,577,318	16,720,539	16,437,778	16,689,622

Weighted average shares outstanding—diluted	16,577,318	16,785,290	16,474,486	16,785,126

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	9/30/2008	9/30/2007
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$6,339	$18,037
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation expenses related to stock options and restricted stocks	898	862
Depreciation and amortization	2,027	2,016
Amortization of deferred fees	(1,224)	(1,550)
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	29	50
Provision for loan losses	6,330	4,370
Impairment loss on available for sale securities	7,279	—
Common stock issuance related to litigation settlement	4,000	—
Net gain on sale of premises and equipment	—	(9)
Net increase of loans held for sale	(10,713)	(25,608)
Gain on sale of loans	(1,019)	(618)
Proceeds from sale of loans	65,449	21,680
Deferred tax (benefit) provision	(6)	39
Federal Home Loan Bank stock dividend	(636)	(496)
Decrease (increase) in accrued interest receivable	1,225	(762)
Net increase in cash surrender value of life insurance policy	(310)	(299)
(Increase) decrease in other assets and servicing assets	(2,159)	1,523
(Decrease) increase in accrued interest payable	(5,258)	469
Increase (decrease) in accrued expenses and other liabilities	1,727	(1,331)

Net cash provided by operating activities	73,978	18,373

Cash flows from investing activities:
Purchase of securities available for sale	(81,858)	(34,656)
Proceeds from principal repayment, matured, or called securities available for sale	44,996	52,240
Proceeds from sale of securities available for sale	3,537	—
Purchase of securities held to maturity	—	(1,382)
Proceeds from matured, called or principal repayment on securities held to maturity	1,660	1,586
Redemption (purchase) of Federal Home Loan Bank and other equity stock	1,495	(1,876)
Net increase in loans	(3,270)	(179,265)
Proceeds from recoveries of loans previously charged off	311	80
Purchases of premises and equipment	(2,567)	(1,492)
Proceeds from disposal of equipment	—	12
Net (decrease) increase in investments in affordable housing partnerships	(347)	186

Net cash used in investing activities	(36,043)	(164,567)

Cash flows from financing activities:
Net increase in deposits	41,602	90,871
Net (decrease) increase in other borrowed funds	(92,453)	55,834
Proceeds from stock options exercised	22	1,225
Payment of cash dividend	(2,511)	(2,168)
Purchases of common stock	—	(171)

Net cash (used in) provided by financing activities	(53,340)	145,591

Net increase (decrease) in cash and cash equivalents	(15,405)	(603)
Cash and cash equivalents, beginning of the period	68,289	73,376

Cash and cash equivalents, end of the period	$52,884	$72,773

Supplemental disclosure of cash flow information:
Interest paid	$50,091	$48,546
Income taxes paid	$5,642	$10,408
Supplemental schedule of noncash investing, operating, and financing activities:
Cash dividend accrual	$840	$840
Common stock issuance related to litigation settlement	$4,000	$—

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. THE BUSINESS OF CENTER FINANCIAL CORPORATION

Center Financial Corporation (“Center Financial”) was incorporated in April 2000 and acquired all of the issued and outstanding shares of Center Bank (the “Bank”) in October 2002. Currently, Center Financial’s direct subsidiaries include the Bank and Center Capital Trust I. Center Financial exists primarily for the purpose of holding the stock of the Bank and of other subsidiaries. Center Financial, the Bank, and Center Capital Trust I are collectively referred to herein as the “Company.”

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters are located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank provides comprehensive financial services for small to medium sized business owners, primarily in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is Southern California including Los Angeles, Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has 19 full-service branch offices, 16 of which are located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all California branches as de novo branches. On April 26, 2004, the Bank completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch, the Bank’s first out-of-state branch, with a focus on the Korean-American market in Chicago. The Bank assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Bank opened two new branches in Federal Way, Washington and Diamond Bar, California in November 2007 and March 2008, respectively. The Bank also operates six Loan Production Offices in Seattle, Denver, Washington D.C., Atlanta, Dallas and Northern California.

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

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in Company’s annual report on Form 10-K for the year ended December 31, 2007.

Reclassifications

Reclassifications have been made to the prior year financial statements to conform to the current presentation.

3. SIGNIFICANT ACCOUNTING POLICIES

Accounting policies are fully described in Note 2 to the consolidated financial statements in Center Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 and there have been no material changes noted.

4. RECENT ACCOUNTING PRONOUNCEMENTS

On October 10, 2008, the FASB Staff issued a FASB Staff Position (“FSP”) related to SFAS No. 157, FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active. The provisions of FSP 157-3 are effective on issuance, or October 10, 2008. FSP 157-3 clarifies the application of SFAS No. 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The issuance of FSP 157-3 and the Company’s adoption of FSP 157-3 did not have an effect on the Company’s interim consolidated financial statements. Application issues addressed by the FSP include:

a.	How management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist

b.	How observable market information in a market that is not active should be considered when measuring fair value

c.	How the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS No. 157 as of January 1, 2008 as disclosed in Note 6.

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

The Company accounts for stock-based compensation in accordance with SFAS No. 123R since its adoption effective January 1, 2006. The Company’s pre-tax compensation expense for stock-based employees and directors’ compensation was $245,000 and $898,000 ($179,000 and $673,000 after tax effect of non-qualified stock options) for the three and nine months ended September 30, 2008, respectively, as compared to $389,000 and $862,000 ($306,000 and $687,000 after tax effect of non-qualified stock options) were recognized for the three and nine months ended September 30, 2007.

The Company granted 3,000 options with a weighted average grant-date fair value of $3.08 for the nine months ended September 30, 2008. No options were granted during the three months ended September 30, 2008. The Company granted 63,000 and 670,000 options with a weighted average grant-date fair value of $4.45 and $6.93 for the three and nine months ended September 30, 2007, respectively.

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

	Nine Months Ended 9/30/2008	Nine Months Ended 9/30/2007
Risk-free interest rate	2.05% - 6.11%	2.05% - 5.07%
Expected life	3 - 6.5 years	3 - 6.5 years
Expected volatility	28% - 36%	32% - 36%
Expected dividend yield	0.00% - 2.42%	0.00% - 1.29%

These assumptions were utilized in the calculation of the compensation expense noted above. These expenses are the result of previously granted stock options and those awarded during the nine months ended September 30, 2008 and 2007, respectively.

A summary of the Company’s stock option activity and related information for the three and nine months ended September 30, 2008 and 2007 is set forth in the following table:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2008	2,165,752	878,971	$16.68
Options granted	—	—	—
Options forfeited	24,500	(24,500)	15.42
Options exercised	—	(4,320)	5.00

Balance at September 30, 2008	2,190,252	850,151	16.78

Balance at June 30, 2007	2,148,752	908,931	$17.15
Options granted	(63,000)	63,000	15.24
Options forfeited	15,900	(15,900)	15.11
Options exercised	—	(12,960)	8.65

Balance at September 30, 2007	2,101,652	943,071	17.17

Balance at December 31, 2007	2,077,452	967,271	$17.05
Options granted	(3,000)	3,000	11.23
Options forfeited	115,800	(115,800)	19.35
Options exercised	—	(4,320)	5.00

Balance at September 30, 2008	2,190,252	850,151	16.78

Balance at December 31, 2006	2,670,290	473,593	$15.33
Options granted	(670,000)	670,000	18.09
Options forfeited	101,362	(101,362)	19.85
Options exercised	—	(99,160)	12.42

Balance at September 30, 2007	2,101,652	943,071	17.17

The options as of September 30, 2008 have been segregated into three ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
	Options Outstanding as of 9/30/2008	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Options Exercisable as of 9/30/2008	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
Range of Exercise Prices
$2.28 - $8.00	65,451	3.12	$4.98	65,451	3.12	$4.98
$8.01 - $20.00	580,700	8.13	16.04	191,301	7.34	15.38
$20.01 - $25.10	204,000	7.99	22.69	71,634	7.80	22.90

	850,151	7.71	16.78	328,386	6.60	14.95

Aggregate intrinsic value of options outstanding and options exercisable at September 30, 2008 were $566,000 and $548,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $12.77 as of September 30, 2008, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was approximately $36,000 and $83,000 for the three months ended September 30, 2008 and 2007, respectively, and $36,000 and $557,000 for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, the Company had approximately $2.4 million of unrecognized compensation costs related to non-vested options. The Company expects to recognize these costs over a weighted average period of 2.97 years.

Restricted stock activity under the 2006 Plan as of September 30, 2008, and changes during the three and nine months ended September 30, 2008 are as follows:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Nonvested, beginning of period	10,200	$15.35	8,850	$16.92
Granted	—	—	2,100	9.33
Vested	—	—	—	—
Cancelled and forfeited	(300)	12.83	(1,050)	15.81

Nonvested, at end of period	9,900	15.43	9,900	15.43

The Company recorded compensation cost of $8,000 and $7,000 related to the restricted stock granted under the 2006 Plan for the three months ended September 30, 2008 and 2007, respectively, and $23,000 and $10,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, included certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. The Company’s current portfolio does not have level 3 securities as of September 30, 2008. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.

On September 16, 2008, Moody’s debt rating service announced that it has downgraded and left on review for further possible downgrade 36 tranches, and placed an additional 21 tranches on review for possible downgrade, across 14 Trust Preferred (TRUP) Collateralized Debt Obligations (CDOs) of which the Company has an $11,000,000 par value held in its investment portfolio at September 30, 2008. The downgrades are prompted by the exposure of these TRUP CDOs to trust preferred securities issued by eight banks taken over by their regulators in recent months. This rating action reflects Moody’s determination that that there will be no recovery on the trust preferred securities issued by these banks. In addition, Moody’s assumes recoveries will be low on some of the other trust preferred securities currently deferring coupon payments in the collateral pools backing these securitizations. While historically many banks that have deferred payment on trust preferred securities have ultimately resumed payment, Moody’s expects many banks deferring in the current environment are unlikely to become current again. The Company evaluated its investment security based on the downgrade and the banks that compose its underlying collateral. The Company utilized observable inputs, unobservable data and modeled the cash flows adjusted by appropriate liquidity risk adjusted discount rates in order to measure the fair value of the security. At September 30, 2008, the Company has valued the security at $3.7 million, and has written down the security by $7.3 million. This write-down has been reflected within noninterest expense for the quarter and nine months ended September 30, 2008.

Loans held for sale

Loans held for sale are measured at the lower of cost or fair value. Under SFAS No. 157, market value is intended to represent fair value. As of September 30, 2008, the Company has $9.4 million of loans held for sale. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At September 30, 2008, the entire balance of loans held for sale was recorded at its cost.

Assets measured at fair value at September 30, 2008 are as follows:

		Fair Value Measurements at Reporting Date Using
Description	9/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury	$500	$500	$—	$—
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	24,203	—	24,203	—
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	102,437	—	102,437	—
Corporate trust preferred securities	3,721	—	3,721	—
Mutual Funds backed by adjustable rate mortgages	4,440	—	4,440	—
Fixed rate collateralized mortgage obligations	19,360	—	19,360	—

Total available-for-sale securities	$154,661	$500	$154,161	$—

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

7. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank of San Francisco (“FHLB”) and the Treasury, Tax, and Loan Investment Program. Other borrowed funds totaled $207.2 million and $299.6 million at September 30, 2008 and December 31, 2007, respectively. Interest expense on other borrowed funds was $7.1 million and $8.1 million for the nine months ended September 30, 2008 and 2007, respectively, reflecting average interest rates of 3.73% and 5.20%, respectively. The reduction in the borrowing rate is a result of the Federal Open Market Committee’s (FOMC) interest rate reductions.

As of September 30, 2008, the Company borrowed $201.3 million from the FHLB with note terms from less than 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of the notes. Of the $201.3 million outstanding, $145.0 million is composed of six fixed rate term advances, each with an option to be called by the FHLB after the lockout dates varying from 6 months to 2 years. If market interest rates are higher than the advances’ stated rates at that time, the advances will be called by the FHLB and the Bank will be required to repay the FHLB. If market interest rates are lower after the lockout period, then the advances will not be called by the FHLB. If the advances are not called by the FHLB, then they will mature on the maturity date ranging from 4 years to 10 years. We may repay the advances with a prepayment penalty at any time. If the advances are called by the FHLB, there is no prepayment penalty.

The Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with the FHLB, with a total carrying value of $983.6 million at September 30, 2008 as compared to $1.3 billion at December 31, 2007.

Subject to the right of the FHLB to require early repayment of the borrowings discussed above, FHLB advances outstanding, with an average interest rate of 3.90%, as of September 30, 2008, mature as follows:

(Dollars in thousands)
2008	$9,083
2009	45,343
2010	361
2011	25,381
2012 and thereafter	121,096

$201,264

Borrowings obtained from the Treasury Tax and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $2.7 million at September 30, 2008, as collateral to participate in the program. The total borrowed amount under the program, outstanding at September 30, 2008 and December 31, 2007 was $889,000 and $1.1 million, respectively.

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

Holders of the TRUPS are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at a current rate per annum of 5.64%. Interest rate defined as per annum rate of interest, resets quarterly, equal to LIBOR immediately preceding each interest payment date (January 7, April 7, July 7, and October 7 of each year) plus 2.85%. The distributions on the TRUPS are treated as interest expense in the consolidated statements of operations. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TRUPS issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TRUPS.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill. As of September 30, 2008, trust preferred securities comprised 10.0% of the Company’s Tier I capital.

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

9. (LOSS) EARNINGS PER SHARE

The actual number of shares outstanding at September 30, 2008 was 16,787,530. Basic earnings per share are calculated on the basis of weighted average number of shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Diluted earnings per share do not include all potentially dilutive shares that may result from outstanding stock options and restricted stock awards that may eventually vest. Exercise of options is not assumed if the result would be anti-dilutive such as when a loss from continuing operations is reported.

The following table sets forth the Company’s (loss) earnings per share calculation for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008			2007
	(Dollars in thousands, except earnings per share)
	Net loss	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic (loss) earnings per share	$(3,159)	16,577	$(0.19)	$5,698	16,721	$0.34
Effect of dilutive securities:
Stock options and restricted stock	—	—	—	—	64	—

Diluted (loss) earnings per share	$(3,159)	16,577	$(0.19)	$5,698	16,785	$0.34

	Nine Months Ended September 30,
	2008			2007
	(Dollars in thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share	$6,339	16,438	$0.39	$18,037	16,690	$1.08
Effect of dilutive securities:
Stock options and restricted stock	—	36	—	—	95	(0.01)

Diluted earnings per share	$6,339	16,474	$0.38	$18,037	16,785	$1.07

The number of common shares underlying stock options and shares of restricted stock which were outstanding but not included in the calculation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 779,000 and 858,000 shares for the three and nine months ended September 30, 2008, respectively, and 729,000 and 730,000 shares for the three and nine months ended September 30, 2007, respectively.

The Company’s previously announced $10 million stock buyback program ended on May 24, 2008. Under the program, the Company purchased a total of 373,820 shares at an average price of $12.33 per share for a total of $4.6 million. These shares have been retired. No shares were repurchased during 2008.

10. CASH DIVIDENDS

On September 10, 2008, the Board of Directors declared a quarterly cash dividend of $0.05 per share. This cash dividend was paid on October 8, 2008 to shareholders of record as of September 24, 2008.

11. GOODWILL AND INTANGIBLES

In April 2004, the Company purchased the Chicago branch of Korea Exchange Bank and recorded goodwill of $1.3 million and a core deposit intangible of $462,000. Goodwill is evaluated for impairment on an annual basis or more frequently if there is an indication of impairment in the value of goodwill. The Company amortizes premiums on acquired deposits using the straight-line method over 5 to 9 years. Accumulated amortization was approximately $235,000 and $195,000 as of September 30, 2008 and December 31, 2007, respectively. Core deposit intangible, net of amortization, was approximately $227,000 and $267,000 at September 30, 2008 and December 31, 2007, respectively. Estimated amortization expense, for five succeeding fiscal years and thereafter, is as follows:

(Dollars in thousands)
2008 (remaining three months)	$13
2009	53
2010	53
2011	53
2012	53
Thereafter	2

$227

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at September 30, 2008 and December 31, 2007 follows:

(Dollars in thousands)
	September 30, 2008	December 31, 2007
Loans	$238,804	$281,766
Standby letters of credit	10,116	8,200
Performance bonds	456	161
Commercial letters of credit	27,965	19,563

	$277,341	$309,690

Liabilities for losses on outstanding commitments of $289,000 and $317,000 were reported separately in other liabilities at September 30, 2008 and December 31, 2007, respectively.

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

KEIC Claims—In March 2003, the Bank was served with a complaint filed by Korea Export Insurance Corporation (“KEIC”) in Orange County, California Superior Court, entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. KEIC sought to recover alleged losses from a number of parties involved in international trade transactions that gave rise to bills of exchange financed by various Korean Banks but not ultimately paid. KEIC sought to recover damages of approximately $56 million from the Bank based on a claim that, in its capacity as a presenting bank for these bills of exchange, the Bank acted negligently in presenting and otherwise handling trade documents for collection.

Korean Bank Claims—In July 2006, the Bank was served with cross-claims from five of the nine Korean banks who are also third party defendants in the KEIC action. The Korean banks were Citibank Korea, Inc. (formerly known as KorAm Bank), Industrial Bank of Korea, Kookmin Bank, Korea Exchange Bank and Hana Bank (hereinafter the Korean Banks). The Korean Banks alleged, in both suits, various claims for breach of contract, negligence, negligent misrepresentation and breach of fiduciary duty in the handling of similar but a different set of documents against acceptance transactions that occurred in the years 2000 and 2001. The total amount of the Korean Bank claims was approximately $46.1 million plus interest and punitive damages. These claims were in addition to KEIC's claims against the Bank in the approximate amount of $56 million originally filed in March 2003.

Counterclaims by Center Bank—In June 2004, the Bank filed cross-complaints against KDS Korea, KDS America, KDS USA, and nine Korean Banks for negligence, fraudulent concealment and equitable indemnity as well as other claims.

Settlement Agreements Concerning Above Claims

On August 6, 2008 the Bank entered into a Settlement Agreement with KEIC (the “KEIC Settlement Agreement ”). Pursuant to the KEIC Settlement Agreement, KEIC dismissed with prejudice its complaints against the Bank in both the Superior Court of the State of California and in federal court and to assign to Center Bank its rights and claims as against certain other defendants. In consideration of its dismissal of such claims and assignment of such rights, the Bank agreed to pay consideration of $10.5 million to KEIC, consisting of cash consideration of $6.5 million in scheduled installments over a three-year period and the issuance of 415,369 shares of the common stock of the Company valued at $4.0 million.

Pursuant to separate agreement, KEIC and nine Korean banks mutually dismissed all claims against one another arising out of or related to the KEIC Action.

The Bank also entered into a settlement agreement with Korea Data Systems (USA), Inc (“KDS-USA”) and Lap Shun (John) Hui, pursuant to which KDS USA agreed to pay the Bank a total of $2.5 million in cash payable in scheduled installments over a two-year period in consideration for Center Bank dismissing with prejudice all claims against KDS-USA.

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

On March 28, 2008, the Company received a notice from FICB asserting that FICB was entitled to, and was in fact terminating, the definitive agreement under which the Company was to have acquired FICB. On April 8, 2008, FICB filed a complaint in the U.S. District Court in Atlanta alleging that the Company breached the definitive agreement and demanded liquidated damages of $3.1 million. The Company believes that FICB is in breach of the definitive agreement and, on May 2, 2008, filed a cross complaint on FICB to recover liquidated damages of $3.1 million. Although the Company believes that it has meritorious defenses and counter claims against FICB and intends to vigorously defend this lawsuit and to prosecute the counterclaims, management cannot predict the outcome of this litigation.

13. POSTRETIREMENT SPLIT-DOLLAR ARRANGEMENT

As of January 1, 2008, pursuant to EITF Issue No. 06-4, the Company recorded the cumulative effect of a change in the accounting principles for recognizing a liability for the postretirement cost of insurance for endorsement split-dollar life insurance coverage with split-dollar arrangement for employees and non-employee directors in the amount of $1.4 million as a reduction of equity. On a monthly basis, the Company records the benefit expense of such insurance coverage. Benefit expense during the three and nine months ended September 30, 2008 amounted to approximately $21,000 and $64,000, respectively.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the major factors that influenced the Company’s consolidated results of operations and financial condition as of and for the nine months ended September 30, 2008 and 2007. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and with the unaudited consolidated financial statements and notes as set forth in this report.

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

Loan Sales

Certain Small Business Administration loans and other loans that the Company has the intent to sell prior to maturity are designated as held for sale typically at origination and recorded at the lower of cost or market value, on an aggregate basis. Upon management’s decision, certain loans in the portfolio may be reclassified to the held for sale category prior to any commitment by the Company to sell the loans. Such decision is usually made to rebalance the loan portfolio and to better manage the Company’s liquidity and capital resources. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the premium on sale of loans is recognized as other operating income at the time of the sale. The remaining portion of the premium relating to the portion of the loan retained is deferred and amortized over the remaining life of the loan as an adjustment to yield. Servicing assets or liabilities are recorded when loans are sold with servicing retained, based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate plus 1 to 2%. Net servicing assets, or servicing assets net of servicing liabilities, are amortized in proportion to and over the period of estimated future servicing income. Management periodically evaluates the net servicing asset for impairment, which is the carrying amount of the net servicing asset in excess of the related fair value. Impairment, if it occurs, is recognized as a write-down in the period of impairment.

Allowance for Loan Losses

The Company’s allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature such as earthquakes, floods, fires, etc. that occur in a particular period. Qualitative factors include the general economic environment in the Company’s markets and, in particular, the state of certain industries. Size and complexity of individual credits, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in its methodologies. As the Company adds new products, increases the complexity of the loan portfolio and expands the geographic coverage, the Company will enhance the methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have significant impact to the loan loss calculation. The Company believes that its methodologies continue to be appropriate given its size and level of complexity. Detailed information concerning the Company’s loan loss methodology is contained in this Item 2 below under “Financial Condition Analysis—Allowance for Loan Losses.”

Share-based Compensation

The Company adopted SFAS No. 123R, as of January 1, 2006, as discussed in Note 5 to the interim consolidated financial statements. SFAS No. 123R requires the Company to recognize compensation expense for all share-based payments made to employees (including officers) and non-employee directors and based on the fair value of the share-based payment on the date of grant. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, is recognized on a straight-line basis in the consolidated statements of operations over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, is recognized in the consolidated statements of operations on a straight-line basis over the vesting period. In determining the fair value of stock options, the Company uses the Black-Scholes option-pricing model that employs the following assumptions:

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

SUMMARY OF FINANCIAL DATA

Executive Overview

For the third quarter of 2008, the Company recorded a consolidated net loss of $3.2 million, or ($0.19) per diluted share compared to consolidated net income of $5.7 million or $0.34 per diluted share in the same period of 2007, a 155.4% decrease. Consolidated net income for the nine months ended September 30, 2008 decreased to $6.3 million, or $0.38 per diluted share compared to $18.0 million, or $1.07 per diluted share in the same period in 2007, a 64.1% decrease. The following were significant highlights related to the results during the three and nine months ended September 30, 2008 as compared to the corresponding periods of 2007:

•

The Company entered into settlement agreements with KEIC, nine Korean Banks and KDS USA on August 6, 2008 for net expense of $7.7 million which was recorded in noninterest expense for the three and nine months ended September 30, 2008.

•

The Company recorded loss on available for sale securities of $7.3 million due to an impairment of corporate trust preferred securities which was recorded in noninterest expense for the three and nine months ended September 30, 2008.

•

On September 18, 2007, FOMC commenced a series of rate reductions to the Federal Funds rate, resulting in an overall reduction from 5.25% at that time to 2.00% as of April 30, 2008, a total of 325 basis points. During this time period, the Wall Street Journal (“WSJ”) prime rate, to which approximately 45% of the Company’s loans are indexed to, reduced from 8.25% to 5.00% where the rate stands at September 30, 2008. These rate cuts significantly impacted the Company’s net interest margin.

•

Net interest margin for the three and nine months ended September 30, 2008, compared to the same periods in 2007 declined by 20 basis points from 4.22% to 4.02% and by 46 basis points from 4.33% to 3.87%. The decline in net interest margin for the periods is attributable to the FOMC rate reductions which commenced in September 2007 whereas approximately 45% of the Company’s loan portfolio repriced downward 325 basis points commensurate with the WSJ prime rate reductions. Funding liabilities, mostly the Company’s time deposits, reprice somewhat slower and lag the decline in the variable rate loans resetting downward which is a result of the Company’s asset sensitive balance sheet. The changes in repricing loan and time deposit maturities resulted in the compression in the net interest margin.

•

For the three months ended September 30, 2008, as compared to the same period in 2007, the earning asset yield declined 132 basis points from 8.01% to 6.69%. The Company’s average loan portfolio yield declined by 141 basis points from 8.30% to 6.89% while the investment portfolio average yield over the comparable period increased by 6 basis point from 4.91% to 4.97%. Management has lengthened the average duration of the investment portfolio in the last nine months from 3.8 years to 4.6 years. Approximately 45% of the Company’s loan portfolio is indexed to the WSJ prime rate which declined by 325 basis points since September 2007.

•

For the nine months ended September 30, 2008, as compared to the same period in 2007, the earning asset yield declined by 115 basis points from 8.04% to 6.89%. The Company’s average loan portfolio yield declined by 128 basis points from 8.37% to 7.09% while the investment portfolio average yield over the comparable period increased by 13 basis points from 4.81% to 4.94%. Management has lengthened the average duration by six months for the investment portfolio in the last nine months which resulted in the improvement in the yield in the lower rate environment.

•

For the three months ended September 30, 2008, as compared to the same period in 2007, the funding liability costs declined by 114 basis points from 3.92% to 2.78%. Cost of deposits during this time period declined by 113 basis points from 3.75% to 2.62% while other borrowed funds costs declined by 133 basis points from 4.96% to 3.63%. The Korean-American banking market remains very competitive which limited the reduction in our deposit costs.

For the nine months ended September 30, 2008, as compared to the same period in 2007, the funding liability costs declined by 69 basis points from 3.81% to 3.12%. Costs of deposits during this time period declined by 57 basis points from 3.57% to 3.00% while other borrowed funds costs declined by 148 basis points from 5.21% to 3.73%. As mentioned above, our market is very competitive for deposits and has limited the reduction in our cost of deposits.

•

The provision for loan losses was $2.1 million and $6.3 million for the three and nine months ended September 30, 2008 compared to $2.0 million and $4.4 million for the same periods in 2007. The increases were a result of an increase in net loan charge-offs, a modest increase in non-performing assets, and deterioration in the overall economy.

•

The Company’s efficiency ratio increased to 116.51% and 76.82% for the three and nine months ended September 30, 2008, respectively, compared to 50.39% and 51.14% for the same periods in 2007. The increase relates to the change in noninterest expense while interest income and noninterest income remained at similar levels as compared to the same period in 2007. The increase in noninterest expense for the nine months ended September 30, 2008, compared to the same period in 2007, was primarily attributable to the settlement of the KEIC litigation of $7.7 million and the loss on available for sale securities of $7.3 million in the third quarter of 2008.

Salaries and benefits expenses decreased 3.2% to $6.1 million and decreased 0.2% to $19.2 million for the three and nine months ended September 30, 2008, respectively, compared to $6.3 million and $19.2 million for the same periods in 2007 due to management’s recent efforts to reduce the number of staff.

Occupancy expenses increased by 3.3% and 8.4% to $1.1 million and $3.3 million for the three and nine months ended September 30, 2008, respectively, compared to $1.1 million and $3.0 million in the same periods in 2007. These increases were due primarily to increased rent expenses resulting from the recent addition of two new branches and depreciation expenses as a result of facility improvements made during the past year.

Legal fees increased by 206.5% and 108.9%, respectively, to $529,000 and $2.1 million, respectively, for the three and nine months ended September 30, 2008 compared to $173,000 and $1.0 million for the same periods in 2007. These increases were due to KEIC litigation which was settled during the third quarter of 2008 as well as to the utilization of a legal reserve from an insurance settlement from the previous year in 2007. Accounting and other professional fees increased by 73.7% and decreased by 27.2%, respectively, to $323,000 and $1.0 million for the three and nine months ended September 30, 2008 compared to $186,000 and $1.4 million for the same periods in 2007. The Company also charged approximately $400,000 of previously capitalized merger related costs to legal fees, and accounting and other professional fees during the first quarter of 2008 as a result of the termination of the previously announced merger with First Intercontinental Bank.

Regulatory assessments for FDIC decreased by $25,000 and increased by $476,000 for three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The increase was due to the increase in total deposits and the fact that an FDIC credit was fully utilized in the second quarter assessment in 2007.

For the three months ended September 30, 2008, other operating expenses increased to $1.2 million as compared to $995,000 for the same period in 2007. For the nine months ended September 30, 2008, other operating expenses increased to $3.9 million from $3.1 million for the same period in 2007. The increase for the nine months ended September 30, 2008 was mainly due to operational losses of $342,000 and court claim settlements of $236,000.

•

Return on average assets and return on average equity decreased to (0.61)% and (7.59)%, respectively, for the three months ended September 30, 2008, compared to 1.16% and 14.48% during the same period in 2007. Return on average assets and return on average equity decreased to 0.40% and 5.17%, respectively, for the nine months ended September 30, 2008, compared to 1.28% and 16.02% during the same periods in 2007. Return on average assets and return on average equity decreased due to margin compression, an increase in the loan loss provision, and the increases in net noninterest expense primarily related to the litigation settlement and loss on available for sale securities during the first nine months of 2008 as compared to the same period in 2007.

The Company’s financial condition and liquidity remained strong at September 30, 2008. The following are important factors in understanding the Company’s financial condition and liquidity:

•

Net loans declined $55.9 million or 3.1% to $1.73 billion at September 30, 2008 compared to $1.79 billion at December 31, 2007. The decline in net loans is comprised primarily of net decreases in construction real estate loans of $5.8 million, or 8.6%, vacant land loans of $1.6 million, or 5.0%, commercial real estate loans of $38.2 million, or 3.3%, SBA loans of $32.4 million, or 46.0%, consumer loans of $6.0 million, offset by net increase commercial loans of $26.0 million, or 8.4%, trade finance loans of $3.4 million, or 5.1%. These overall decreases were due to the loan sales and payoffs during the nine months ended September 30, 2008.

•

Total deposits increased $41.6 million, or 2.6 % to $1.62 billion at September 30, 2008 compared to $1.58 billion at December 31, 2007. This increase was the result of efforts to manage the Company’s balance sheet and to improve the performance of the earning assets and funding liabilities portfolios by adding $154.9 million of brokered deposits during the nine months ended September 30, 2008. These efforts included the use of other funding liabilities such as FHLB borrowings to manage the repricing period of the interest bearing liabilities and replace time deposits greater than $100,000, which are presently more expensive than wholesale funding.

•

As a result of the aforementioned decline in loans and the increase in deposits, the loan to deposit ratio decreased to 107.1% at September 30, 2008 as compared to 113.4% at December 31, 2007. The decrease in the loan to deposit ratio was due primarily to the increase in wholesale brokered deposits and core deposits for the nine months ended September 30, 2008.

•

The ratio of nonaccrual loans to total loans increased to 0.48% at September 30, 2008 compared to 0.35% at December 31, 2007. The Company’s ratio of allowance for loan losses to total nonperforming loans decreased to 256% at September 30, 2008, as compared to 327% at December 31, 2007 and the Company’s allowance for losses to total gross loans increased to 1.22% at September 30, 2008 compared to 1.13% at December 31, 2007.

•	The FDIC in June 2008 categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

•	The Company declared its quarterly cash dividend of $0.05 per share in September 2008, payable in October 2008.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in the consolidated statements of operations, the Company recorded a net loss of $3.2 million and net income of $6.3 million during the three and nine months ended September 30, 2008, compared to net income of $5.7 million and $18.0 million during the same periods in 2007. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(1)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(1)
Assets:
Interest-earning assets:
Loans (2)	$1,766,415	$30,574	6.89%	$1,662,816	$34,781	8.30%
Federal funds sold	4,387	24	2.18	4,582	67	5.80
Investments (3) (4)	185,109	2,314	4.97	152,387	1,887	4.91

Total interest-earning assets (4)	1,955,911	32,912	6.69	1,819,785	36,735	8.01

Noninterest—earning assets:
Cash and due from banks	49,557			63,727
Bank premises and equipment, net	14,703			13,564
Customers’ acceptances outstanding	3,750			3,241
Accrued interest receivables	7,547			8,286
Other assets	42,872			32,399

Total noninterest-earning assets	118,429			121,217

Total assets	$2,074,340			$1,941,002

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$393,830	$2,848	2.88%	$263,320	$2,854	4.30%
Savings	54,424	481	3.52	60,946	487	3.17
Time certificates of deposit over $100,000	688,610	6,286	3.63	763,632	10,148	5.27
Other time certificates of deposit	128,155	1,051	3.26	104,879	1,278	4.83

	1,265,019	10,666	3.35	1,192,777	14,767	4.91
Other borrowed funds	244,059	2,225	3.63	180,667	2,258	4.96
Long-term subordinated debentures	18,557	259	5.55	18,557	378	8.08

Total interest-bearing liabilities	1,527,635	13,150	3.42	1,392,001	17,403	4.96

Noninterest-bearing liabilities:
Demand deposits	357,145			370,254

Total funding liabilities	1,884,780		2.78%	1,762,255		3.92%

Other liabilities	23,973			22,572

Total noninterest-bearing liabilities	381,118			392,826
Shareholders’ equity	165,587			156,175

Total liabilities and shareholders’ equity	$2,074,340			$1,941,002

Net interest income (4)		$19,762			$19,332

Cost of deposits			2.62%			3.75%

Net interest spread (5)			3.27%			3.05%

Net interest margin (6)			4.02%			4.22%

(1)	Average rates/yields for these periods have been annualized.

(2)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $328,000 for the three months ended September 30, 2008 and $561,000 for the same period in 2007. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

(3)	Investments include securities available for sale, securities held to maturity, FHLB and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.

(4)

Interest income on a tax equivalent basis for tax-advantaged income of $21,000 and $20,000 for the three months ended September 30, 2008 and 2007, respectively, were not included in the computation of yields.

(5)	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

(6)	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(7)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(7)
Assets:
Interest-earning assets:
Loans (8)	$1,799,893	$95,553	7.09%	$1,601,321	$100,252	8.37%
Federal funds sold	4,627	90	2.60	4,214	180	5.71
Investments (9) (10)	175,976	6,509	4.94	158,883	5,712	4.81

Total interest-earning assets (10)	1,980,496	102,152	6.89	1,764,418	106,144	8.04

Noninterest—earning assets:
Cash and due from banks	58,487			68,010
Bank premises and equipment, net	14,407			13,512
Customers’ acceptances outstanding	4,182			3,774
Accrued interest receivables	7,747			7,939
Other assets	39,775			32,625

Total noninterest-earning assets	124,598			125,860

Total assets	$2,105,094			$1,890,278

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$350,219	$8,123	3.10%	$224,431	$6,556	3.91%
Savings	54,228	1,379	3.40	67,653	1,723	3.41
Time certificates of deposit over $100,000	760,854	23,781	4.18	717,074	28,075	5.23
Other time certificates of deposit	120,361	3,577	3.97	97,635	3,421	4.68

	1,285,662	36,860	3.83	1,106,793	39,775	4.80
Other borrowed funds	255,235	7,130	3.73	208,329	8,120	5.21
Long-term subordinated debentures	18,557	843	6.07	18,557	1,120	8.07

Total interest-bearing liabilities	1,559,454	44,833	3.84	1,333,679	49,015	4.91

Noninterest-bearing liabilities:
Demand deposits	357,913			384,593

Total funding liabilities	1,917,367		3.12%	1,718,272		3.81%

Other liabilities	24,091			21,461

Total noninterest-bearing liabilities	382,004			406,054
Shareholders’ equity	163,636			150,545

Total liabilities and shareholders’ equity	$2,105,094			$1,890,278

Net interest income (10)		$57,319			$57,129

Cost of deposits			3.00%			3.57%

Net interest spread (11)			3.05%			3.13%

Net interest margin (12)			3.87%			4.33%

(7)	Average rates/yields for these periods have been annualized.

(8)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $1.2 million for the nine months ended September 30, 2008 and $1.6 million for the same period in 2007. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

(9)	Investments include securities available for sale, securities held to maturity, FHLB and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.

(10)

Interest income on a tax equivalent basis for tax-advantaged income of $67,000 and $63,000 for the nine months ended September 30, 2008 and 2007, respectively, were not included in the computation of yields.

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

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume) and (ii) changes in interest rates (rate):

	Three Months Ended September 30, 2008 vs. 2007 Increase (Decrease) Due to Change In			Nine Months Ended September 30, 2008 vs. 2007 Increase (Decrease) Due to Change In
	Volume	Rate(13)	Total	Volume	Rate(13)	Total
Earning assets:
Interest income:
Loans (14)	$2,068	$(6,275)	$(4,207)	$11,583	$(16,283)	$(4,700)
Federal funds sold	(3)	(40)	(43)	16	(106)	(90)
Investments (15)	409	18	427	629	169	798

Total earning assets	2,474	(6,297)	(3,823)	12,228	(16,220)	(3,992)

Interest expense:
Deposits and borrowed funds:
Money market and super NOW accounts	1,133	(1,139)	(6)	3,121	(1,554)	1,567
Savings deposits	(55)	48	(7)	(341)	(2)	(343)
Time Certificates of deposits	(676)	(3,413)	(4,089)	2,359	(6,498)	(4,139)
Other borrowings	672	(704)	(32)	1,600	(2,590)	(990)
Long-term subordinated debentures	—	(119)	(119)	—	(277)	(277)

Total interest-bearing liabilities	1,074	(5,327)	(4,253)	6,739	(10,921)	(4,182)

Net interest income before provision for loan losses	$1,400	$(970)	$430	$5,489	$(5,299)	$190

(13)	Average rates/yields for these periods have been annualized.

(14)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $328,000 and $561,000 for the three months ended September 30, 2008 and 2007, respectively, and $1.2 million and $1.6 million for the nine months ended September 30, 2008 and 2007, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

(15)

Interest income on a tax equivalent basis for tax-advantaged income of $21,000 and $20,000 for the three months and $67,000 and $63,000 for the nine months ended September 30, 2008 and 2007, respectively, were not included in the computation of yields.

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its net interest income expressed as a percentage of its average earning assets.

Net interest margin for the three and nine months ended September 30, 2008 compared to the same periods in 2007 declined by 20 basis points from 4.22% to 4.02% and by 46 basis points from 4.33% to 3.87%, respectively. The decline in net interest margin for the periods is attributable to the FOMC rate reductions which commenced in September 2007 whereas approximately 45% of the Company’s loan portfolio repriced downward 325 basis points commensurate with the Wall Street Journal prime rate reductions. Funding liabilities, mostly the Company’s time deposits, reprice somewhat slower and lags the decline in the variable rate loans resetting downward which is a result of the Company’s asset sensitive balance sheet.

The changes in repricing loans and time deposit rates resulted in the compression in the net interest margin. Total interest and dividend income for the three and nine months ended September 30, 2008 was $32.9 million and $102.2 million, respectively, compared to $36.7 million and $106.1 million for the same periods in 2007. The decreases were primarily due to the rate declines in loans and funding cost having a greater impact relative to the funding cuts of new loans and related deposit volumes.

Total interest expense for the three and nine months ended September 30, 2008 decreased to $13.1 million and $44.8 million, respectively, compared to $17.4 million and $49.0 million for the same periods in 2007. These decreases were primarily due to interest-bearing deposit growth offset by the decrease in market rates set by the FOMC. Average interest bearing liabilities increased by $135.6 million and $225.8 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.

Net interest income before provision for loan losses increased by $430,000 for the three months ended September 30, 2008 compared to the same periods in 2007. Due to market rate decreases, changes in deposit mix and new loan production, the average yield on loans for the third quarter of 2008 decreased to 6.89% compared to 8.30% for the same period in 2007, a decrease of 141 basis points. The average investment portfolio for the third quarter of 2008 and 2007 was $185.1 million and $152.4 million, respectively, and the average yields on the investment portfolio were 4.97% and 4.91%, respectively.

Net interest income before provision for loan losses increased by $190,000 for the nine months ended September 30, 2008 compared to the same period in 2007. Due to market rate decreases and new production in loan portfolio, the average yield on loans for the nine months ended September 30, 2008 decreased to 7.09% compared to 8.37% for the same period in 2007, a decrease of 128 basis points. The average investment portfolio for the nine months ended September 30, 2008 and 2007 was $176.0 million and $158.9 million, respectively, and the average yields on the investment portfolio were 4.94% and 4.81%, respectively.

Net interest margin for the three and nine months ended September 30, 2008 compared to the same periods in 2007 declined by 20 basis points from 4.22% to 4.02% and by 46 basis points from 4.33% to 3.87%, respectively. The decline in net interest margin for the periods is attributable to the FOMC rate reductions which commenced in September 2007 whereas approximately 45% of the Company’s loan portfolio repriced downward 325 basis points commensurate with the Wall Street Journal prime rate reductions. Funding liabilities, mostly the Company’s time deposits, reprice somewhat slower and lags the decline in the variable rate loans resetting downward which is a result of the Company’s asset sensitive balance sheet. The change in repricing loans and deposit maturities resulted in the compression in the net interest margin.

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

The provision for loan losses was $2.1 million and $6.3 million for the three and nine months ended September 30, 2008 compared to $2.0 million and $4.4 million for the same periods in 2007. The increases were the result of increased loan originations, the associated loan portfolio growth, an increase in net loan charge-offs, a modest increase in non-performing assets, and deterioration in overall economy. Management believes that the $6.3 million loan loss provision was adequate for the first nine months of 2008.

While management believes that the allowance for loan losses of 1.22% of total loans at September 30, 2008 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimated, inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)				(Dollars in thousands)
Customer service fees	$1,918	56.65%	$1,676	49.54%	$5,644	51.45%	$5,215	45.24%
Fee income from trade finance transactions	675	19.94	615	18.18	1,948	17.76	2,046	17.75
Wire transfer fees	269	7.94	206	6.09	822	7.49	643	5.58
Gain on sale of loans	59	1.74	—	—	1,019	9.29	618	5.36
Loan service fees	144	4.25	409	12.09	445	4.06	1,398	12.13
Other income	321	9.48	477	14.10	1,091	9.95	1,608	13.84

Total noninterest income	$3,386	100.00%	$3,383	100.00%	$10,969	100.00%	$11,528	100.00%

As a percentage of average earning assets		0.69%		0.74%		0.74%		0.87%

For the three and nine months ended September 30, 2008, noninterest income was $3.4 million and $11.0 million compared to $3.4 million and $11.5 million for the same periods in 2007. For the three and nine months ended September 30, 2008, noninterest income, as a percentage of average earning assets, decreased to 0.69% and 0.74% from 0.74% and 0.87% for the same periods in 2007. The decreases in the amount was related to the reduction of loan service fees and other miscellaneous income offset by the increase in customer service fees and gain on sale of loans for the three and nine months ended September 30, 2008 as compared to the same periods in 2007. The primary sources of recurring noninterest income continued to be customer service fees and fee income from trade finance transactions.

Customer service fees for the three and nine months ended September 30, 2008 increased by $242,000 or 14.4% and $429,000 or 8.2%, respectively, as compared to the same periods in 2007. These increases were due primarily to a nominal increase in customer accounts.

Fee income from trade finance transactions for the three months ended September 30, 2008 increased by $60,000, or 9.7% and decreased by $98,000 or 4.8% for the nine months ended September 30, 2008, as compared to the same periods in 2007.

The Company recorded $59,000 and no gain on sale of loans for the three months ended September 30, 2008 and 2007, respectively, and $1.0 million and $618,000 for the nine months ended September 30, 2008 and 2007, respectively. For the three and nine months ended September 30, 2008, the Company sold SBA loans of

$4.3 million and $42.1 million as compared to $7.7 million during the same periods in 2007, respectively. The Company also sold non-SBA real estate loans of $21.4 million during the nine months ended September 30, 2008. There were no non-SBA loan sales in 2007.

Loan service fees for the three and nine months ended September 30, 2008 decreased by $265,000 or 64.8% and $953,000 or 68.2%, respectively, as compared to the same periods in 2007. The decrease resulted mainly from the reduction in loan related activities that generate service fees compared to 2007 primarily due to a slower economy.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)				(Dollars in thousands)
Salaries and employee benefits	$6,137	22.76%	$6,342	55.41%	$19,182	36.57%	$19,220	54.74%
Occupancy	1,115	4.13	1,079	9.43	3,275	6.24	3,022	8.61
Furniture, fixtures, and equipment	546	2.02	575	5.03	1,538	2.93	1,539	4.38
Data processing	527	1.95	530	4.63	1,626	3.10	1,567	4.46
Legal fees	529	1.96	173	1.51	2,130	4.06	1,020	2.90
Accounting and other professional fees	323	1.20	186	1.62	1,041	1.98	1,429	4.07
Business promotion and advertising	469	1.74	480	4.20	1,424	2.71	1,549	4.41
Stationery and supplies	140	0.52	137	1.20	429	0.82	408	1.16
Telecommunications	188	0.70	160	1.39	537	1.02	442	1.26
Postage and courier service	192	0.71	185	1.61	584	1.11	565	1.61
Security service	283	1.05	268	2.34	851	1.62	779	2.22
Loss on available for sale securities	7,279	26.99	—	0.00	7,279	13.88	—	0.00
Regulatory assessment	312	1.16	337	2.94	953	1.82	477	1.36
KEIC litigation settlement	7,700	28.55	—	0.00	7,700	14.68	—	0.00
Other operating expenses	1,229	4.56	995	8.69	3,909	7.46	3,097	8.82

Total noninterest expenses	$26,969	100.00%	$11,447	100.00%	$52,458	100.00%	$35,114	100.00%

As a percentage of average earning assets		5.49%		2.50%		3.54%		2.66%
Efficiency ratio		116.51%		50.39%		76.82%		51.14%

For the three and nine months ended September 30, 2008, noninterest expense increased by 135.5% and 49.2% to $27.0 million and $52.5 million, compared to $11.4 million and $35.1 million, respectively, for the same periods in 2007. The increases in noninterest expense for the third quarter of 2008 compared to the same period in 2007 was primarily attributable to the increases in occupancy, legal fees, accounting and other professional service fees and other operating expenses offset by the decrease in salaries and employee benefits expense. The increases in noninterest expense for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily attributable to the KEIC litigation settlement expense of $7.7 million and other than temporary impairment loss on available for sale securities of $7.3 million. Noninterest expense as a percentage of average earning assets was 5.49% and 2.50% for the three and nine months ended September 30, 2008, respectively, compared to 3.54% and 2.66% for the same periods in 2007.

The Company’s efficiency ratio increased to 116.51% and 76.82% for the three and nine months ended September 30, 2008, respectively, compared to 50.39% and 51.14% for the same periods in 2007. The increase mainly relates to the settlement expense of KEIC litigation and other than temporary impairment loss on available for sale securities that occurred during the third quarter of 2008.

Salaries and benefits expenses decreased 3.2% to $6.1 million and decreased 0.2% to $19.2 million for the three and nine months ended September 30, 2008, respectively, compared to $6.3 million and $19.2 million for the same periods in 2007, due to the management’s recent efforts to reduce the number of staff.

Occupancy expenses increased by 3.3% and 8.4% to $1.1 million and $3.3 million for the three and nine months ended September 30, 2008, respectively, compared to $1.1 million and $3.0 million in the same periods in 2007. These increases were due primarily to increased rent expenses resulting from the recent addition of two new branches and depreciation expenses as a result of facility improvements made during the past year.

Legal fees increased by 206.5% and 108.6%, respectively, to $529,000 and $2.1 million, respectively, for the three and nine months ended September 30, 2008 compared to $173,000 and $1.0 million for the same periods in 2007. These increases were due to KEIC litigation which was settled during the third quarter of 2008 as well as to the utilization of a legal reserve from an insurance settlement from the previous year in 2007.

Accounting and other professional fees increased by 73.7% and decreased by 27.2%, respectively, to $323,000 and $1.0 million for the three and nine months ended September 30, 2008 compared to $186,000 and $1.4 million for the same periods in 2007. The Company also charged approximately $400,000 of previously capitalized merger related costs to legal fees, and accounting and other professional fees during the first quarter of 2008 as a result of the termination of the previously announced merger with First Intercontinental Bank.

Regulatory assessments for FDIC increased by $476,000 to $953,000 for nine months ended September 30, 2008, compared to the same period in 2007. The increase was due to the increase in total deposits and the fact that an FDIC credit for prior contributions was fully utilized in the second quarter assessment in 2007.

Impairment loss on available for sale securities of $7.3 million was recorded during the third quarter of 2008 due to other than temporary impairment in the corporate pooled TRUPs securities.

During the third quarter of 2008, the Company entered into agreements with various parties to settle the KEIC litigation and recorded a net settlement expense of $7.7 million.

For the three months ended September 30, 2008, other operating expenses increased to $1.2 million as compared to $995,000 for the same period in 2007. For the nine months ended September 30, 2008, other operating expenses increased to $3.9 million from $3.1 million for the same period in 2007. The increases for the nine months ended September 30, 2008 were mainly due to the increase in operational losses of $342,000 and court claim settlements of $236,000.

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

For the three months ended September 30, 2008, the income tax benefit was $2.8 million compared to income tax provision of $3.6 million for the same period in 2007. For the nine months ended September 30, 2008 and 2007, the provision for income taxes was $3.2 million and $11.1 million, representing effective tax rates of 33.3% and 38.2%, respectively. The primary reasons for the difference from the federal statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax favored investments in low-income housing, municipal obligations, dividend exclusions, treatment of SFAS 123R amortization, increase in cash surrender value of bank owned life insurance, and California enterprise zone interest deductions and hiring credits. The permanent tax differences were not affected accordingly by KEIC litigation expense and OTTI loss that contributed to pretax loss and has resulted in the effective tax rate being greater for three and nine months in 2008 as compared to the same periods in 2007. The permanent tax differences were not affected accordingly by KEIC litigation expense and OTTI loss that contributed to lower pretax income and has resulted in the effective tax rate being lower for the nine months ended September 30, 2008 as compared to the same period in 2007. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $584,000 for the nine months ended September 30, 2008 compared to $472,000 for the same period in 2007. The Company recorded a true-up adjustment of $300,000 in the tax provision for the difference between the tax provision and the tax return for 2007 during the third quarter of 2008.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax return. The Company’s deferred tax assets were $13.4 million as of September 30, 2008, and $13.1 million as of December 31, 2007. As of September 30, 2008, the Company’s deferred tax assets were primarily due to the allowance for loan losses and impairment losses on U.S. Government sponsored enterprise preferred stock.

In accordance with FIN 48, it is management’s policy to separately disclose any penalties or interest arising from the application of federal or state income taxes. There were no penalties or interest assessed for the nine months ended September 30, 2008.

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

The Company invests its excess available funds from daily operations primarily in overnight Fed Funds and Money Market Funds. Money Market Funds are composed of mostly government funds and high quality short-term commercial paper. The Company can redeem the funds at any time. As of September 30, 2008 and December 31, 2007, the amounts invested in Federal Funds were $7.8 million and $7.1 million, respectively. The average yield earned on these funds was 2.60% for the nine months ended September 30, 2008 compared to 5.71% for the same period in 2007.

Investment Portfolio

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	As of September 30, 2008		As of December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$499	$500	$500	$504
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	23,997	24,203	35,998	36,315
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	102,822	102,437	55,165	55,272
U.S. Government sponsored enterprise preferred stock	—	—	3,537	3,537
Corporate trust preferred securities	3,721	3,721	11,000	10,230
Mutual Funds backed by adjustable rate mortgages	4,500	4,440	4,500	4,499
Fixed rate collateralized mortgage obligations	19,048	19,360	17,041	17,228
Corporate debt securities	—	—	1,199	1,193

Total available for sale	$154,587	$154,661	$128,940	$128,778

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$3,954	$3,934	$5,327	$5,303
Municipal securities	5,311	5,351	5,605	5,658

Total held to maturity	$9,265	$9,285	$10,932	$10,961

Total investment securities	$163,852	$163,946	$139,872	$139,739

As of September 30, 2008, investment securities totaled $163.9 million or 8.0% of total assets, compared to $139.7 million or 6.7% of total assets as of December 31, 2007. The increase in the investment portfolio was part of the Company’s strategy to mitigate interest rate risk, provide collateral for increased public funds, and to further liquidity management purposes.

As of September 30, 2008, available-for-sale securities totaled $154.7 million, compared to $128.8 million as of December 31, 2007. Available-for-sale securities as a percentage of total assets increased to 7.6% as of September 30, 2008 compared to 6.2% at December 31, 2007. Held-to-maturity securities decreased to $9.3 million as of September 30, 2008, compared to $10.9 million as of December 31, 2007. The composition of available-for-sale and held-to-maturity securities was 94.2% and 5.8% as of September 30, 2008, compared to 92.2% and 7.8% as of December 31, 2007, respectively. For the three and nine months ended September 30, 2008, the yield on the average investment portfolio was 4.97% and 4.94%, respectively, as compared to 4.91% and 4.81% for the same periods in 2007.

The following table summarizes, as of September 30, 2008, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	$2,521	3.99%	$19,209	4.86%	$2,973	4.25%	$—	—%	$24,703	4.70%
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	204	4.44	425	4.14	16,319	4.87	85,488	4.82	102,436	4.82
Corporate trust preferred securities	—	—	—	—	—	—	3,721	4.61	3,721	4.61
Mutual Funds backed by adjustable rate mortgages	4,440	4.21	—	—	—	—	—	—	4,440	4.21
Fixed rate collateralized mortgage obligations	—	—	—	—	1,409	4.71	17,952	5.52	19,361	5.46

Total available for sale	$7,165	4.14	$19,634	4.84	$20,701	4.77	$107,161	4.93	$154,661	4.86

Held to Maturity (Amortized Cost):
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$—	—%	$—	—%	$—	—%	$3,955	4.80%	$3,955	4.80%
Municipal securities	300	4.05	1,951	3.93	2,247	3.71	812	3.89	5,310	3.84

Total held to maturity	$300	4.05	$1,951	3.93	$2,247	3.71	$4,767	4.64	$9,265	4.25

Total investment securities	$7,465	4.14%	$21,585	4.76%	$22,948	4.67%	$111,928	4.92%	$163,926	4.83%

The following table shows the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2008.

	As of September 30, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental and U.S Government sponsored enterprise agencies securities	$6,922	$(76)	$—	$—	$6,922	$(76)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	61,856	(540)	8,058	(146)	69,914	(686)
Municipal securities and corporate debt securities	1,016	(22)	—	—	1,016	(22)

Total	$69,794	$(638)	$8,058	$(146)	$77,852	$(784)

As of September 30, 2008, the Company had a total fair value of $77.9 million of securities, with unrealized losses of $784,000. Management believes these unrealized losses are due to a temporary condition, primarily changes in interest rates, and do not reflect a deterioration of the credit quality of the issuer. The investment portfolio is monitored quarterly for credit deterioration. The Company did not hold any FNMA or Freddie Mac preferred stock at September 30, 2008. The corporate trust preferred securities were written down by $7.3 million. The book value of the corporate trust preferred securities was adjusted to $3.7 million. The market value of securities that have been in a continuous loss position for 12 months or more totaled $8.1 million, with unrealized losses of $146,000.

All individual securities that have been in a continuous unrealized loss position at September 30, 2008 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at September 30, 2008. These securities have decreased in value since their purchase dates as market interest rates have changed. However, the Company has the ability, and management intends, to hold these securities until their fair values recover to cost.

Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio, including loans held for sale, as of the dates indicated:

	September 30, 2008		December 31, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$62,296	3.54%	$68,143	3.76%
Vacant land for future development	31,110	1.77	32,738	1.81
Commercial (16)	1,126,176	64.06	1,164,366	64.23
Commercial	336,929	19.17	310,962	17.16
Trade Finance (17)	70,395	4.00	66,964	3.69
SBA (18)	38,069	2.17	70,517	3.89
Other (19)	72	0.00	26	0.00
Consumer	92,981	5.29	98,943	5.46

Total Gross Loans	1,758,028	100.00%	1,812,659	100.00%

Less:
Allowance for Loan Losses	21,485		20,477
Deferred Loan Fees	1,488		1,847
Discount on SBA Loans Retained	1,284		700

Total Net Loans and Loans Held for Sale	$1,733,771		$1,789,635

(16)	Real estate commercial loans are loans secured by deeds of trust on real estate.

(17)	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.

(18)	Balance includes SBA loans held for sale of $9.4 million and $41.5 million, at the lower of cost or fair value, at September 30, 2008 and December 31, 2007, respectively.

(19)	Consists of transactions in process and overdrafts.

The Company’s gross loans decreased by $54.6 million, or 3.0%, during the nine months ended September 30, 2008. Net loans declined $55.9 million or 3.1% to $1.73 billion at September 30, 2008 compared to $1.79 billion at December 31, 2007. The decline in net loans is comprised primarily of net decreases in construction real estate loans of $5.8 million, or 8.6%, vacant land loans of $1.6 million, or 5.0%, commercial real estate loans of $38.2 million, or 3.3%, SBA loans of $32.4 million, or 46.0%, consumer loans of $6.0 million, offset by net increase commercial loans of $26.0 million, or 8.4%, trade finance loans of $3.4 million, or 5.1%. These overall decreases were due to the loan sales and payoffs during the nine months ended September 30, 2008.

The reduction in net loans is comprised primarily of net decreases in real estate loans of $45.7 million, or 3.6%, SBA loans of $32.4 million, or (46.0)%, and consumer loans of $6.0 million, or (6.0)% offset by the increase in commercial loans of $26.0 million, or 8.4% and trade finance loans of $3.4 million, or 5.1%. These decreases were due to the loan sales and payoffs during the nine months ended September 30, 2008. Management’s decision to sell loans in the second and third quarters of 2008 was intended to improve liquidity and to rebalance the loan portfolio.

As of September 30, 2008, commercial real estate remained the largest component of the Company’s total loan portfolio with loans totaling $1.1 billion, representing 64.1% of total loans, compared to $1.2 billion or 64.2% of total loans at December 31, 2007.

Commercial business loans increased to $336.9 million as of September 30, 2008, compared to $311.0 million at December 31, 2007. The increase resulted from management’s efforts to continue focusing on the Company’s commercial business loan products to meet the needs of the Company’s customer base.

Trade finance loans increased by $3.4 million, or 5.1%, to $70.4 million as of September 30, 2008 from $67.0 million at December 31, 2007. This increase in trade finance loans was mainly due to increased loan activity in commercial lines related to letter of credit for correspondent banks.

During the three months ended September 30, 2008, the Company sold SBA loans of $4.3 million while retaining the obligation to service the loans for a servicing fee and to maintain customer relations compared to no sales during the same period in 2007. As of September 30, 2008, the Company was servicing $136.2 million of sold SBA loans, compared to $117.5 million of sold SBA loans as of December 31, 2007. The Company’s SBA portfolio decreased to $38.1 million at September 30, 2008, a decrease of $32.4 million, or 46.0%, compared to December 31, 2007. Management’s decision to sell loans in the second and third quarters of 2008 was intended to improve liquidity and to rebalance the loan portfolio.

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

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	September 30, 2008	December 31, 2007	September 30, 2007
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
Construction	$2,152	$—	$—
Commercial	—	—	—
Commercial	1,557	1,775	1,428
Consumer	307	457	445
Trade Finance	2,301	—	199
SBA	2,061	4,033	4,535

Total nonperforming loans	8,378	6,265	6,607
Other real estate owned	—	380	—

Total nonperforming assets	$8,378	$6,645	$6,607

Guaranteed portion of nonperforming loans with SBA guarantee	$2,485	$2,740	2,418

Total nonperforming assets, net of SBA guarantee	$5,893	$3,905	$4,189

Nonperforming loans as a percent of total gross loans	0.48%	0.35%	0.38%
Nonperforming assets as a percent of total loans and other real estate owned	0.48%	0.37%	0.38%
Allowance for loan losses to nonperforming loans	256%	327%	297%

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

Total nonperforming loans increased to $8.4 million as of September 30, 2008 from $6.3 million as of December 31, 2007 and $6.6 million as of September 30, 2007, respectively. The increase from December 31, 2007 to September 30, 2008 was the result of additions from the Company’s construction real estate loans of $2.2 million, and trade finance of $2.3 million, primarily offset by a decline in nonperforming SBA loans of $2.0 million.

Nonperforming trade finance loans include one loan relationship with an impairment reserve recorded for $399,000 at September 30, 2008. This loan is also guaranteed by SBA under the Export Working Capital Program (EWCP) through which SBA provided a 75% guarantee on loans underwritten through the program. The guarantee was approximately $1.2 million.

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

The following table provides information on impaired loans:

	As of and for the nine months ended September 30, 2008	As of and for the twelve months ended December 31, 2007
	(Dollars in thousands)
Impaired loans with specific reserves	$3,316	$2,127
Impaired loans without specific reserves	2,992	1,150

Total impaired loans	6,308	3,277
Specific reserve on impaired loans	(506)	(100)

Net recorded investment in impaired loans	$5,802	$3,177

Average total recorded investment in impaired loans	$8,285	$8,181

Interest income recognized on impaired loans on a cash basis	$209	$1,361

At September 30, 2008, the Company assessed its loan portfolio and through its analysis, the Company determined that eight loan relationships totaling $6.3 million of which five loans require an impairment reserve on the basis of recent financial performance of the borrowers and projected cash short fall in the event collateral is liquidated to satisfy the debt obligation. Three of the impaired loans were SBA loans totaling $1.0 million. Three of the impaired loans are trade finance loans totaling $1.6 million with impairment reserves of $420,000. The nonperforming trade finance loan relationship of $1.6 million mentioned above is impaired and has a 75% SBA guarantee through the EWCP.

The Company evaluates the loan impairment on all loans identified as impaired based on the present value of expected future cash flows discounted at the loans’ effective interest rate, observable market price, or the fair value of the collateral if the repayment of the loan is dependent solely on the underlying collateral.

The Company determined that specific impairment reserves of $506,000 and $100,000 were required at September 30, 2008 and December 31, 2007, respectively.

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

Allowance for Large Groups of Smaller Balance Homogeneous Loans. The portion of the allowance allocated to large groups of smaller balance homogeneous loans is focused on loss experience for the pool rather than on an analysis of individual loans. Large groups of smaller balance homogeneous loans consist primarily of consumer loans to individuals. The allowance for groups of performing loans is based on historical losses over a three-year period. In determining the level of allowance for delinquent groups of loans, the Company classifies groups of homogeneous loans based on the number of days delinquent and other qualitative factors and trends.

The process of assessing the adequacy of the allowance for loan losses involves judgmental discretion, and eventual losses may differ from even the most recent estimates. To assist management in monitoring the allowance for loan losses, the Company’s independent loan review consultants review the allowance as an integral part of their examination process.

The following table sets forth the composition of the allowance for loan losses as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Specific (Impaired loans)	$506	$100
Formula (non-homogeneous)	20,494	19,867
Homogeneous	485	510

Total allowance for loan losses	$21,485	$20,477

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007	Nine Months Ended September 30, 2007
	(Dollars in thousands)
Balances
Average total loans outstanding during the period (20)	$1,821,449	$1,656,842	$1,619,267

Total loans outstanding at end of period (20)	$1,755,137	$1,810,112	$1,737,890

Allowance for Loan Losses:
Balance at beginning of period	$20,477	$17,412	$17,412

Charge-offs:
Real estate
Construction	201	—	—
Commercial	319	—	—
Commercial	3,347	2,725	2,032
Consumer	617	218	127
Trade finance	725	—	—
SBA	424	609	84

Total charge-offs	5,633	3,552	2,243

Recoveries
Real estate	—	—	—
Construction	—	—	—
Commercial	—	—	—
Commercial	109	34	19
Consumer	78	72	54
Trade finance	10	—	—
SBA	114	17	7

Total recoveries	311	123	80

Net loan charge-offs	5,322	3,429	2,163
Provision for loan losses	6,330	6,494	4,370

Balance at end of period	$21,485	$20,477	$19,619

Ratios:
Net loan charge-offs to average loans	0.30%	0.21%	0.13%
Provision for loan losses to average total loans	0.36	0.39	0.27
Allowance for loan losses to gross loans at end of period	1.22	1.13	1.13
Allowance for loan losses to total nonperforming loans	256	327	297
Net loan charge-offs to allowance for loan losses at end of period	24.77	16.75	11.03
Net loan charge-offs to provision for loan losses	84.08	52.80	49.50

(20)	Total loans are net of deferred loan fees and discount on SBA loans sold.

Based on a quarterly migration analysis which evaluates loan portfolio credit quality, the allowance for loan losses grew to $21.5 million as of September 30, 2008 compared to $20.5 million at December 31, 2007. The Company recorded a provision of $2.1 million and $6.3 million for the three and nine months ended September 30, 2008 compared to $2.0 million and $4.4 million for the same periods in 2007, respectively. For the nine months ended September 30, 2008, the Company charged off $5.6 million and recovered $311,000 resulting in net loan charge-offs of $5.3 million, compared to net loan charge-offs of $2.2 million for the same period in 2007. The increase in net loan charge-offs was primarily due to one large commercial loan charge-off of $937,000 in the second quarter of 2008 and a downturn in the economy affecting the Company’s small business customers.

Net loan charge-offs as a percentage by loan classification for the nine months ended September 30, 2008 were comprised of commercial loans for 45%, Bank-to-Business (B2B) loans 15%, trade finance 13%, consumer loans 9%, commercial real estate 6%, construction real estate 4% and SBA loans 8%. Net loan charge-offs by business category is as follows: fabric wholesale represented 40%, retail stores 20%, restaurants 13%, other small businesses 13%, grocery markets 10%, and dry cleaners 4%. Approximately 17% of the net charge-offs for the nine months ended September 30, 2008 were outside of the Southern California market.

The Company is operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Financial institutions continue to be affected by the softening of the real estate market and constrained financial markets. While the Company has very limited direct exposure to the residential real estate market and has no subprime residential loans or securities backed by such loans, the Company’s commercial real estate portfolio as well as its commercial and business loans may be adversely impacted by these trends. As a result of continued declines in real estate values in general, home sales volumes and financial stress on borrowers, the uncertain economic environment, including job losses, interest rate resets on adjustable rate mortgage loans and other factors which could have adverse effects on the Company’s borrowers, the Company has adjusted its allowance for loan losses resulting in 1.22% at September 30, 2008 and 1.13% at December 31, 2007, respectively, of gross loans.

Management believes the level of the allowance as of September 30, 2008 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth during the period. However, no assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances may not require increased provisions for loan losses in the future.

The ratio of the allowance for loan losses to total nonperforming loans decreased to 256% as of September 30, 2008 compared to 327% as of December 31, 2007. Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. Commercial real estate is the principal collateral for the Company’s loans.

Deposits

An important balance sheet component affecting the Company’s net interest margin is its deposit base. The Company’s average interest bearing deposit cost decreased to 3.83% for the nine months ended September 30, 2008, compared to 4.80% for the same period in 2007. This decrease is primarily due to the decreases in short term rates set by the FOMC, which caused the average rates paid on deposits and other liabilities to decrease.

The Company’s use of wholesale funding sources can mitigate, to some extent, the effect of rate sensitive customers who demand higher interest rates because of local market competition. As of September 30, 2008, the Company held wholesale brokered deposits in the amount of $225.2 million at a cost of 2.78% as compared to $70.3 million at a cost of 4.77% at December 31, 2007. The Company also held time certificates of deposit with public units in the amount of $115.0 million at a cost of 1.99% as of September 30, 2008 and $75.0 million at a cost of 4.33% as of December 31, 2007.

Deposits consist of the following:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$367,171	$363,465
Money market accounts and NOW	425,156	244,233
Savings	54,520	54,838

	846,847	662,536

Time deposits
Less than $100,000	132,074	112,614
$100,000 or more	640,355	802,524

Total	$1,619,276	$1,577,674

Total deposits increased by $41.6 million or 2.6% to $1.62 billion at September 30, 2008 compared to $1.58 billion at December 31, 2007. This increase was the result of efforts to manage the Company’s balance sheet and to improve the performance of the earning assets and funding liabilities portfolios by adding $154.9 million of wholesale brokered deposits for the nine months ended September 30, 2008. These efforts included the use of other funding liabilities such as FHLB borrowings to manage the repricing period of the interest bearing liabilities and replace time deposits over $100,000 which are presently more expensive than wholesale funding.

The following table summarizes the composition of deposits as a percentage of total deposits as of the dates indicated:

	September 30, 2008	December 31, 2007
Demand deposits (noninterest-bearing)	22.68%	23.04%
Money market accounts and NOW	26.26	15.48
Savings	3.37	3.48
Time deposits less than $100,000	8.16	7.14
Time deposits of $100,000 or more	39.53	50.86

Total	100.00%	100.00%

During the first nine months of 2008, non-interest bearing demand deposits increased by $3.7 million, or 1.0%, and represented 22.7% of total deposits at September 30, 2008 compared to 23.0% at December 31, 2007. MMDA and NOW increased by $180.9 million, or 74.1%, rising to 26.3% of total deposits at September 30, 2008 from 15.5% at December 31, 2007. Savings account balances slightly decreased by $318,000, or 0.6%, to 3.4% of total deposits at September 30, 2008 from 3.5% at December 31, 2007. Time deposits less than $100,000, which are classified as core deposits, increased by $19.5 million, or 17.3%, while time deposits of $100,000 or more, decreased by $162.2 million, or 20.2%. Management is currently focusing on increasing core deposits. Time deposits of $100,000 or more, wholesale brokered deposits and FHLB borrowings are considered non-core funding.

Time deposits by maturity dates are as follows at September 30, 2008:

	$100,000 or Greater	Less Than $100,000	Total
	(Dollars in thousands)
2008	$269,989	$46,398	$316,387
2009	343,849	84,991	428,840
2010	22,601	596	23,197
2011	596	65	661
2012 and thereafter	3,320	24	3,344

Total	$640,355	$132,074	$772,429

Information concerning the average balance and average rates paid on deposits by deposit type for the three and nine months ended September 30, 2008 and 2007 is contained in the tables above in the section titled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses FHLB advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowings were $201.3 million and $298.5 million at September 30, 2008 and December 31, 2007, respectively, resulting in a decline of $97.2 million. This decrease along with the loan growth was primarily funded by the brokered deposits during the nine months ended September 30, 2008. Outstanding brokered deposits were $225.2 million as of September 30, 2008 compared to $70.3 million as of December 31, 2007. Notes issued to the U.S. Treasury amounted to $889,000 as of September 30, 2008 compared to $1.1 million as of December 31, 2007. The total borrowed amount outstanding at September 30, 2008 and December 31, 2007 was $207.2 million and $299.6 million, respectively.

In addition, the issuance of long-term subordinated debentures of $18.0 million at the end of 2003 in “pass-through” trust preferred securities created another source of funding.

Contractual Obligations

The following table presents, as of September 30, 2008, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Remaining 3 months in 2008	2009	2010	2011	2012 & thereafter	Total
	(Dollars in thousands)
Debt obligations (21)	$—	$5,000	$—	$—	$18,557	$23,557
FHLB advances	9,083	45,343	361	25,381	121,096	201,264
Deposits	319,918	443,576	31,705	6,902	8,021	810,122
Operating lease obligations	887	2,299	2,073	1,314	4,211	10,784

Total contractual obligations	$329,888	$496,218	$34,139	$33,597	$151,885	$1,045,727

(21)	Includes principal payment only.

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

As a means of augmenting the liquidity sources, the Company has available a combination of borrowing sources comprised of FHLB advances, a holding company line of credit, federal funds lines with various correspondent banks, and access to the wholesale markets. The Company believes these liquidity sources to be stable and adequate. At September 30, 2008, the Company was not aware of any information that was reasonably likely to have a material adverse effect on the Company’s liquidity position.

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

Because the Company’s primary sources and uses of funds are deposits and loans, respectively, the relationship between net loans and total deposits provides one measure of the Company’s liquidity. Typically, if the ratio is over 100%, the Company relies primarily on borrowings, wholesale brokered deposits and repayments from the loan portfolio to provide liquidity. The Company’s loan to deposit ratio decreased to 107.1% as a result of the decrease in loans and an increase in deposits.

	At September 30, 2008	At December 31, 2007
Net loans	$1,733,771	$1,789,635
Deposits	1,619,276	1,577,674
Net loan to deposit ratio	107.1%	113.4%

Alternative sources of funds such as FHLB advances and wholesale brokered deposits and other collateralized borrowings provide liquidity as needed from liability sources are an important part of the Company’s asset liability management strategy

As of September 30, 2008, the Company’s liquidity ratio on its balance sheet, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 4.5%, compared to 5.6% at December 31, 2007. The Company’s cash holdings declined as of September 30, 2008 as compared to December 31, 2007. Total available liquidity as of September 30, 2008 was $76.0 million, consisting of cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available-for-sale securities. The Company has ample borrowing capacity to fund short-term funding needs.

The Company’s net non-core fund dependence ratio was 50.7% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $265 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The net non-core fund dependence ratio was 35.9% assuming this $265 million is stable and core fund sources and certain portions of money market account as volatile. The net non-core funding dependence ratio is the ratio of net short-term investment less non-core liabilities divided by long-term assets. All of the ratios were in compliance with internal guidelines as of and for the nine months ended September 30, 2008. The Company is focusing on the growth of retail core and time deposits, borrowings and wholesale brokered deposits to meet its liquidity needs in the future.

At September 30, 2008, the Company had $100.0 million available in federal funds lines, $298.7 million in FHLB borrowings and a $20 million line of credit held at the holding company totaling $418.7 million of available funding sources. This does not include the Company’s ability to purchase wholesale brokered deposits, as to which management has set the Company’s limit at 20% of total deposits.

	Borrowing Capacity at September 30, 2008
	(dollars in thousands)
	FHLB	Fed Funds Facility	Holding Co. Line	Total
Total Capacity	$499,945	$100,000	$25,000	$624,945
Used	(201,264)	—	(5,000)	(206,264)

Available	$298,681	$100,000	$20,000	$418,681

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

The Company’s overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and economic value of equity. Economic value of equity is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Company simulates the effect of instantaneous interest rate changes on net interest income and economic value of equity (“EVE”) on a quarterly basis. The table below shows the estimated impact of changes in interest rates on the Company’s net interest income and market value of equity as of September 30, 2008 and June 30, 2008, respectively, assuming a parallel shift of 100 to 300 basis points in both directions.

	Net Interest Income (NII)(22)		Economic Value of Equity (EVE)(23)
Change in Interest Rates (In Basis Points)	September 30, 2008 % Change	June 30, 2008 % Change	September 30, 2008 % Change	June 30, 2008 % Change
+300	10.31%	12.04%	-27.31%	-27.70%
+200	7.25%	8.23%	-17.30%	-16.89%
+100	3.75%	4.24%	-7.78%	-6.87%
-100	-6.10%	-6.82%	5.26%	6.66%
-200	-12.70%	-14.06%	3.09%	8.10%
-300	-8.76%	-9.46%	2.95%	7.18%

(22)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios

(23)	The percentage change represents economic value of equity of the Company in a stable interest rate environment versus economic value of equity in the various rate scenarios

All interest-earning assets and interest-bearing liabilities are included in the interest rate sensitivity analysis at September 30, 2008 and June 30, 2008, respectively. At September 30, 2008 and June 30, 2008, respectively, the Company’s estimated changes in net interest income and economic value of equity were within the ranges established by the Board of Directors. The reduction in fixed rate loans as a percentage of the total loan portfolio from 58% at June 30, 2008 to 55% at September 30, 2008 during the third quarter of 2008 had the most significant impact on the change in EVE. The Company brought the EVE back into the range established by the Board during the second quarter through the sale of certain fixed rate loans and by repositioning the balance sheet to meet the Company's near-term strategic objectives. The Company will continue its efforts to actively manage the interest rate risk exposure in the balance sheet.

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

CAPITAL RESOURCES

Shareholders’ equity as of September 30, 2008 was $164.9 million, compared to $157.5 million as of December 31, 2007. The primary sources of increases in capital have been retained earnings, additional common stock issuance as a result of legal settlement and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale. The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company and the Bank are financially sound and are able to support their growth from retained earnings. The Company has sufficient cash and liquidity sources at the holding company level that it does not anticipate a need to upstream dividends from the Bank for the next two quarters to meet the obligation of the holding company such as dividends paid to its shareholders.

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose total risk-based capital ratio, Tier I risk-based capital ratio, and Tier I leverage ratio meet or exceed 10%, 6%, and 5%, respectively, are deemed to be “well-capitalized.” The most recent notification from the FDIC in June 2008 categorized the Bank as well capitalized under the regulatory framework for prompt corrective action, and the Company and the Bank were also well capitalized as of September 30, 2008.

The following table compares the Company’s and Bank’s actual capital ratios at September 30, 2008, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	11.03%	11.04%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	9.84%	9.86%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	8.71%	8.73%	4.00%	5.00%

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation was performed under the supervision and with the participation of our management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2008. Based on the evaluation, the Company’s CEO and CFO have concluded that the disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

KEIC Claims—In March 2003, the Bank was served with a complaint filed by Korea Export Insurance Corporation (“KEIC”) in Orange County, California Superior Court, entitled Korea Export Insurance Corporation v. Korea Data Systems (USA), Inc., et al. KEIC sought to recover alleged losses from a number of parties involved in international trade transactions that gave rise to bills of exchange financed by various Korean Banks but not ultimately paid. KEIC sought to recover damages of approximately $56 million from the Bank based on a claim that, in its capacity as a presenting bank for these bills of exchange, the Bank acted negligently in presenting and otherwise handling trade documents for collection.

Korean Bank Claims—In July 2006, the Bank was served with cross-claims from five of the nine Korean banks who are also third party defendants in the KEIC action. The Korean banks were Citibank Korea, Inc. (formerly known as KorAm Bank), Industrial Bank of Korea, Kookmin Bank, Korea Exchange Bank and Hana Bank (hereinafter the Korean Banks). The Korean Banks alleged, in both suits, various claims for breach of contract, negligence, negligent misrepresentation and breach of fiduciary duty in the handling of similar but a different set of documents against acceptance transactions that occurred in the years 2000 and 2001. The total amount of the Korean Bank claims was approximately $46.1 million plus interest and punitive damages. These claims were in addition to KEIC’s claims against the Bank in the approximate amount of $56 million originally filed in March 2003.

Counterclaims by Center Bank—In June 2004, the Bank filed cross-complaints against KDS Korea, KDS America, KDS USA, and nine Korean Banks for negligence, fraudulent concealment and equitable indemnity as well as other claims.

Settlement Agreements Concerning Above Claims

On August 6, 2008 the Bank entered into a Settlement Agreement with KEIC (the “KEIC Settlement Agreement ”). Pursuant to the KEIC Settlement Agreement, KEIC dismissed with prejudice its complaints against the Bank in both the Superior Court of the State of California and in federal court and to assign to Center Bank its rights and claims as against certain other defendants. In consideration of its dismissal of such claims and assignment of such rights, the Bank agreed to pay consideration of $10.5 million to KEIC, consisting of cash consideration of $6.5 million in scheduled installments over a three-year period and the issuance of 415,369 shares of the common stock of the Company valued at $4.0 million.

Pursuant to separate agreement, KEIC and nine Korean banks mutually dismissed all claims against one another arising out of or related to the KEIC Action.

The Bank also entered into a settlement agreement with Korea Data Systems (USA), Inc (“KDS-USA”) and Lap Shun (John) Hui, pursuant to which KDS USA agreed to pay the Bank a total of $2.5 million in cash payable in scheduled installments over a two-year period in consideration for Center Bank dismissing with prejudice all claims against KDS-USA.

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

On March 28, 2008, the Company received a notice from FICB asserting that FICB was entitled to, and was in fact terminating, the definitive agreement under which the Company was to have acquired FICB. On April 8, 2008, FICB filed a complaint in the U.S. District Court in Atlanta alleging that the Company breached the definitive agreement and demanded liquidated damages of $3.1 million. The Company believes that FICB is in breach of the definitive agreement and, on May 2, 2008, filed a cross complaint on FICB to recover liquidated damages of $3.1 million. Although the Company believes that it has meritorious defenses and counter claims against FICB and intends to vigorously defend this lawsuit and to prosecute the counterclaims, management cannot predict the outcome of this litigation.

Item 1A: RISK FACTORS

There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as amended by the Form 10-Q for the quarter ended June 30, 2008, except that the following Risk Factor is modified due to the settlement of the KEIC litigation in the third quarter ended September 30, 2008:

The following Risk Factor has been modified to read in full as follows:

•	Adverse developments in the Company’s litigation could negatively impact the Company’s results of operations.

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

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5:	OTHER INFORMATION

Not applicable

Item 6:	EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization dated September 18, 2007 by and between Center Financial Corporation and First Intercontinental Bank[1]

3.1	Restated Articles of Incorporation of Center Financial Corporation[2]

3.2	Amended and Restated Bylaws of Center Financial Corporation[2]

10.1	Employment Agreement between Center Financial Corporation and Jae Whan Yoo effective January 16, 2007[3]

10.2	2006 Stock Incentive Plan, as amended[4]

10.3	Lease for Corporate Headquarters Office[1]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[5]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[4]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[5]

10.7	Deferred compensation plan and list of participants[6]

10.8	Split dollar plan and list of participants[6]

10.9	Survivor income plan and list of participants[6]

10.10	Settlement Agreement dated August 6, 2008 by and between Center Bank and Korea Export Insurance Corporation (filed herewith)

10.11	Stock Purchase Agreement dated August 6, 2008 by and between Center Bank, Center Financial Corporation and Korea Export Insurance Corporation (filed herewith)

11	Statement of Computation of Per Share Earnings (included in Note 9 to Interim Consolidated Financial Statements included herein.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[1]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference

[2]	Filed as an Exhibit to the Form 8-K filed with the Commission on May 12, 2006 and incorporated herein by reference

[3]	Filed as an Exhibit to the Form 8-K filed with the Commission on February 1, 2007 and incorporated herein by reference

[4]	Filed as an Exhibit to the Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference

[5]	Filed as an Exhibit Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference

[6]	Filed as an Exhibit to the Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Center Financial Corporation

Date: October 22, 2008	By:	/s/ JAE WHAN YOO
Jae Whan Yoo President & Chief Executive Officer

Date: October 22, 2008	By:	/s/ LONNY D. ROBINSON
Lonny D. Robinson Executive Vice President & Chief Financial Officer