Form 10-K
period 2008-12-31
CENTER FINANCIAL CORP
filed 2009-03-30
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2008, the aggregate market value of the voting stock held by nonaffiliates of the Registrant computed by reference to the reported closing sale price of $10.31 on such date was $128.3 million. Excluded from this computation are 3,920,880 shares held by all directors and executive officers as a group on that date.

This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of March 17, 2009 was 16,788,030.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

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

PART I

ITEM 1. BUSINESS

GENERAL

Center Financial Corporation

Center Financial Corporation (“Center Financial”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is headquartered in Los Angeles, California. Center Financial was incorporated in April 2000 and acquired all of the outstanding shares of Center Bank (formerly California Center Bank) in October 2002. Center Financial’s principal subsidiary is Center Bank (the “Bank”). Center Financial exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries as it may acquire or establish. Currently, Center Financial’s only other direct subsidiary is Center Capital Trust I, a Delaware statutory business trust that was formed in December 2003 solely to facilitate the issuance of capital trust pass-through securities. (See Note 11 to the Financial Statements in Item 8 herein.) As used herein, the term “Center Financial” is used to designate Center Financial Corporation only, the term the “Bank” is used to designate Center Bank, and the term the “Company” refers collectively to Center Financial Corporation, the Bank and Center Capital Trust I, unless the context otherwise requires.

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

At December 31, 2008, the Company had consolidated assets of $2.1 billion, deposits of $1.6 billion and shareholders’ equity of $214.6 million.

The Company’s and the Bank’s headquarters are located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010 and its telephone number is (213) 251-2222. Our Website address is www.centerbank.com. Information contained on the web site is not part of this report.

Center Bank

The Bank is a California state-chartered and Federal Deposit Insurance Corporation (“FDIC”) insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank provides comprehensive financial services for small to medium sized business owners, primarily in Southern California. The Bank specializes in commercial loans, most of which are secured by real property, to small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans. The Bank’s primary market is the greater Los Angeles metropolitan area, including Los Angeles, Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has 19 full-service branch offices, 16 of which are located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all California branches as de novo branches, and one branch in Chicago, Illinois by acquisition in 2004. The Bank opened one new branch in the Seattle area of Washington in November 2007, and one new branch in Diamond Bar, California in March 2008. The Bank also operates six Loan Production Offices (“LPOs”) in Seattle, Denver, Washington D.C., Atlanta, Dallas and Northern California. Effective February 17, 2009, the Company closed five of its six LPOs including Denver, Washington D.C., Atlanta, Dallas and Northern California.

The Bank’s primary focus is on small and medium sized Korean-American businesses, professionals and other individuals in its market area, with particular emphasis on the growth of deposits, the origination of commercial and real estate secured loans and consumer banking services. The Bank offers bilingual services to its customers in English and Korean and has a network of ATM’s located in sixteen of its branch offices.

The Bank engages in a full complement of lending activities, including the origination of commercial real estate loans, commercial loans, working capital lines, SBA loans, trade financing, automobile loans and other personal loans, and construction loans. The Bank has offered SBA loans since 1989, providing financing for various purposes for small businesses under guarantee of the SBA, a federal agency created to provide financial assistance for small businesses. The Bank is a Preferred SBA Lender with full loan approval authority on behalf of the SBA.

The Bank also participates in the SBA’s Export Working Capital Program. SBA loans are generally secured by deeds of trust on industrial buildings or retail establishments.

The Bank regularly sells a portion of the guaranteed and unguaranteed portion of the SBA loans it originates. The Bank retains the obligation to service the loans and receives a servicing fee. As of December 31, 2008, the Bank was servicing $131.2 million of sold SBA loans.

As of December 31, 2008, the principal areas of focus related to the Bank’s lending activities, and the percentage of total loan portfolio composition for each of these areas, were as follows: commercial loans secured by first deeds of trust on real estate 66.0%; construction real estate loans 3.6%; commercial loans 19.4%; SBA loans 3.7%; trade financing 2.2%; and consumer loans 5.1%. The Bank funds its lending activities primarily with demand deposits, savings and time deposits (obtained through its branch network) and Federal Home Loan Bank (“FHLB”) borrowings. The Bank’s deposit products include demand deposit accounts, money market accounts, and savings accounts, time certificates of deposit and fixed maturity installment savings. The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof. Like most state- chartered banks of the Bank’s size in California, it is not currently a member of the Federal Reserve System. As of December 31, 2008, the Bank had approximately 49,000 deposit accounts with balances totaling approximately $1.6 billion. As of December 31, 2008, the Bank had $310.2 million or 19.3% in non-interest bearing demand deposits; $447.3 million or 27.9% in money market and NOW accounts; $52.7 million or 3.3% in savings accounts; $143.2 million or 8.9% in time deposits less than $100,000; and $650.2 million or 40.6% in time deposits of more than $100,000. As of December 31, 2008, the Bank had $115.5 million of State municipal time deposits and $372.2 million of brokered deposits.

The Bank also offers international banking services such as letters of credit, acceptances and wire transfers, as well as merchant deposit services, cash management services, travelers’ checks, debit cards and safe deposit boxes.

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

The majority of the Bank’s customers are Korean-American small businesses and individuals. Approximately 69.6% of the Bank’s loan portfolio as of December 31, 2008 was concentrated in commercial real estate and construction loans. Most of our customers are concentrated in the greater Los Angeles area but efforts have been made in the last several years to diversify the geographic risk with branches in Chicago and Seattle.

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

Recent Developments

On December 12, 2008, the Company entered into a purchase agreement with the U.S. Treasury Department (the “Treasury Department”), pursuant to which the Company issued and sold 55,000 shares of the Company’s fixed-rate cumulative perpetual preferred stock for a total purchase price of $55 million. As part of the transaction, the Company also issued 10-year warrants to purchase 864,780 shares of the Company’s common stock at an exercise price of $9.54 per share. The Company will pay the Treasury Department a five percent dividend annually, payable quarterly, for each of the first five years of the preferred stock investment and a nine percent dividend thereafter until the shares are redeemed. Further details concerning the transaction, including redemption provisions, certain restrictions on the Company’s dividend and repurchase activities and compensation arrangements, and a Bylaw provision related to Company’s Board of Directors, are set forth in the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008.

On March 25, 2009, the Company’s board of directors suspended its quarterly cash dividends of $0.05 from the first quarter of 2009 based on adverse economic conditions and a reduction in the Company’s earnings. The board of directors determined that this is a prudent, safe and sound practice to preserve capital, and does not expect to resume the payment of cash dividends in the foreseeable future. The Company would be required to obtain the Treasury Department’s approval to reestablish common stock dividends prior to December 2011 unless the preferred stock referred to in the previous paragraph has been redeemed.

Recent Accounting Pronouncements

For information regarding the recently issued accounting standards, see Note 2, entitled “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements presented elsewhere herein.

Competition

The current banking business and intended future strategic market areas are highly competitive with respect to virtually all products and services and have become increasingly so in recent years. While the Company’s primary market area is generally dominated by a relatively small number of major banks with many offices operating over a wide geographic area, the Company’s direct competitors in the niche markets are three Korean American banks of which two are comparable in size and one is twice the Company’s asset size, which also focus their business strategy on the Korean-American consumers and businesses. There are also a number of smaller Korean-American community banks that compete in the same market as the Company.

There is significant competition within this specific market. In the greater Los Angeles, Chicago and Seattle metropolitan areas, the Company’s main competitors are locally owned and operated Korean-American banks and subsidiaries of Korean banks. These competitors have branches located in many of the same neighborhoods as the Company, provide similar types of products and services, and use the same Korean language publications and media for their marketing purposes.

A less significant source of competition in the Los Angeles metropolitan area is a small number of branches of major banks which maintain a limited bilingual staff for Korean-speaking customers. While such banks have not traditionally focused their marketing efforts on the Company’s customer base primarily in Southern California, the competitive influence of these major bank branches could increase in the event they choose to focus on this market. Large commercial bank competitors have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to areas of highest yield and demand. Many of the major banks operating in our market area offer certain services, which the Company does not offer directly (some of which the Company can offer through the use of correspondent institutions). By virtue of their greater total capitalization, such banks also have substantially higher lending limits than the Company.

In addition to other banks, competitors include savings institutions, credit unions, and numerous non-banking institutions, such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer money market and mutual funds, wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. To the extent that the Company is affected by more general competitive trends in the industry, those trends are towards increased consolidation and competition. Unregulated competitors have entered banking markets with strategies directly targeted at the Company’s customers. Many largely unregulated competitors are able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all-significant products. Consolidation of the banking industry has placed additional pressure on surviving community banks within the industry to streamline their operations, reduce expenses and increase revenues to remain competitive. Competition has also intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically, and the California market has been particularly attractive to out-of-state institutions.

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

In order to compete with the other financial services providers, the Company provides quality, personalized, friendly service and fast decision making to better serve our customers’ needs. For customers whose loan demands exceed the Company’s lending limit, the Company has attempted to establish relationships with correspondent banks for the development of such loans on a participation basis. The Company also maintains an international trade finance department to meet the growing needs of the business communities within our niche market. In order to compete on the technological front, the Company offers Internet banking services to allow its customers to access their loan and deposit accounts through the Internet. Customers can obtain transaction history and account information, transfer funds between bank accounts and process bill payments.

The market for the origination of SBA loans is highly competitive. With respect to the origination of SBA loans, the Company competes with other small, mid-size and major banks in the geographic areas in which our full service branches are located. As the Company has been designated a Preferred SBA Lender with the full loan approval authority on behalf of the SBA, the Company is able to provide a faster response to loan requests than competitors that are not Preferred SBA Lenders. In order to compete in this highly competitive market, the Company places greater emphasis on making SBA loans to minority-owned businesses. Due to the recent credit crunch, pricing of SBA premiums in the secondary market for SBA loans declined compared to 2007 but the sale of SBA loans in 2008 was still profitable. However, there is no assurance that this condition will continue to last or that the secondary market for SBA loans will be available in the future.

On March 16, 2009, the Treasury Department announced a new plan to address the current credit market for small business including the following:

•	Purchasing of securities pooled from SBA loans up to $15 billion;

•	Temporarily raise the guarantees to up to 90 percent in SBA’s 7(a) loan program;

•	Temporarily eliminate certain SBA loan fees; and

•	New reporting requirements on bank lending to small businesses.

While this new program is intended in part to enhance the secondary market for SBA loans, no assurance can be given that the secondary market for SBA loans will continue to be available in the future, or if available, that it will continue to be profitable.

Employees

As of December 31, 2008, the Company had 316 full-time equivalent employees and 311 full-time employees.

Supervision and Regulation

Both federal and state laws extensively regulate bank holding companies. These regulations are intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders. The following is a summary of particular statutes, regulations and certain regulatory guidance affecting Center Financial and the Bank. This summary is qualified in its entirety by such statutes, regulations and guidance.

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

Capital Adequacy Requirements

Center Financial and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on investment securities available for sale carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); and (iii) minority interests in the equity accounts of consolidated subsidiaries. Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of supplemental capital elements, that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets (“Total Risk-Based Capital Ratio”) is 8.0%, at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets (“Tier 1 Risk-Based Capital Ratio”) is 4.0%. Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the statements of financial condition as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2008 and 2007, the Bank’s Total Risk-Based Capital Ratios were 13.13% and 10.19%, respectively, and its Tier 1 Risk-Based Capital Ratios were 11.87% and 9.08%, respectively. As of December 31, 2008 and 2007, the Company’s consolidated Total Risk-Based Capital Ratios were 13.84% and 10.42%, respectively, and its Tier 1 Risk-Based Capital Ratios were 12.58% and 9.31%, respectively.

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

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate such institutions and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital, net of all intangibles, to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banking institutions must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set, however, higher capital requirements when an institution’s particular circumstances warrant. Both the Company and the Bank were well capitalized as of December 31, 2008.

On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements that could qualify as Tier I capital would be limited to 25 percent of Tier I capital elements, net of goodwill. As of December 31, 2008, trust preferred securities made up 7.4% of the Company’s Tier I capital.

The following table sets forth Center Financial’s and the Bank’s capital ratios at December 31, 2008 and 2007:

Risk Based Ratios

	2008		2007
	Center Financial Corporation	Center Bank	Center Financial Corporation	Center Bank
Total Capital (to Risk-Weighted Assets)	13.84%	13.13%	10.42%	10.19%
Tier 1 Capital (to Risk-Weighted Assets)	12.58%	11.87%	9.31%	9.08%
Tier 1 Capital (to Average Assets)	11.28%	10.64%	8.49%	8.28%

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have defined by regulation the following five capital categories:

• Well capitalized:	Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%;
• Adequately capitalized:	Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4% or 3% if the institution receives the highest rating from its primary regulator;
• Undercapitalized:	Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4% or 3% if the institution receives the highest rating from its primary regulator;
• Significantly undercapitalized:	Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio of less than 3%; and
• Critically undercapitalized:	Tangible equity to total assets of less than 2%.

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

The Emergency Economic Stabilization Act of 2008 and the Troubled Asset Relief Program

In response to unprecedented market turmoil and the financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in October 2008. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) was enacted, which among other things augmented certain provisions of the EESA. Under the EESA, the Treasury Department has authority, among other things, to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions in the Troubled Asset Relief Program (the “TARP”). The purpose of the TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.

Pursuant to the EESA, the Treasury Department was initially authorized to use $350 billion for the TARP. Of this amount, the Treasury Department allocated $250 billion to the TARP Capital Purchase Program (see description below). On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury Department.

The TARP Capital Purchase Program (“CPP”) was developed to purchase $250 billion in senior preferred stock from qualifying financial institutions, and was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. The amount of the Treasury Department’s preferred stock a particular qualifying financial could be approved to issue would be not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.

The general terms of the TARP CPP include:

•	dividends on the Treasury Department’s preferred stock at a rate of five percent for the first five years and nine percent thereafter;

•	common stock dividends cannot be increased for three years while the Treasury Department is an investor unless preferred stock is redeemed or consent from the Treasury is received;

•

the Treasury Department’s preferred stock cannot be redeemed for three years unless the participating institution receives the approval of its applicable banking regulator and the Treasury Department, after demonstrating to those agencies that the participating institution is financially sound without the TARP proceeds;

•	the Treasury Department must consent to any buyback of other stock (common or other preferred);

•	the Treasury Department’s preferred stock will have the right to elect two directors if dividends have not been paid for six periods;

•	the Treasury Department receives warrants equal to 15 percent of the Treasury Department’s total investment in the participating institution; and

•	the participating institution’s executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation that is tax deductible.

The Company elected to participate in the TARP CPP and in December 2008 issued $55 million worth of preferred stock to the Treasury Department pursuant to this program. See “Recent Developments” above.

The EESA also established a Temporary Liquidity Guarantee Program (“TLGP”) that gives the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. The Company has no current plans to participate in the senior unsecured debt of the TLGP. The Company is currently participating in the guarantee program for non-interest bearing transaction deposit accounts. For non-interest bearing transaction deposit accounts, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000.

Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The Bank paid no deposit insurance assessments on its deposits under the risk-based assessment system utilized by the FDIC through December 31, 2006.

Effective January 1, 2007 the FDIC adopted a new risk-based insurance assessment system designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC could adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that ranged from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system resulted in annual assessments on the Bank’s deposits of 5 cents per $100 of domestic deposits. An FDIC credit available to the Bank for prior contributions offset a portion of the assessments for 2007 and was fully utilized in its 2007 second quarter assessment. The Bank’s deposit insurance premiums for 2008 and 2007 were $1.3 million and $0.8 million, respectively.

As required by law, in October 2008, the FDIC adopted a restoration plan that would increase the reserve ratio to the 1.15% threshold within five years. As part of that plan, in December, 2008, the FDIC voted to increase risk-based assessment rates uniformly by seven cents, on an annual basis, for the first quarter of 2009 due to deteriorating financial conditions in the banking industry. The resulting new rates range from 12 to 14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions. The FDIC has further proposed that beginning April 1, 2009, the base assessment rates would range from 10 to 14 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions, subject to adjustments as described in the next sentence. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including FHLB advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt. It is generally expected that rates will continue to increase in the foreseeable future due to the significant cost of bank failures beginning in the third quarter of 2008, and the increase in the number of troubled banks.

The FDIC recently announced that, in view of the decrease in the deposit insurance fund’s reserves to $18.9 billion as of December 31, 2008, it will impose a special assessment in the second quarter of 2009 of 20 basis points of domestic deposits. The FDIC subsequently announced that the special assessment is expected to be lowered by an additional 2 to 4 basis points by raising the fees it charges to guarantee debt under the TLGP in which the Company does not participate, and that this assessment could be lowered by an additional 10 basis points if Congress increases the FDIC’s borrowing capacity with the Treasury Department to $100 billion. The FDIC also approved an increase in regular premium rates, which banks must continue to pay in addition to the special assessment. The regular premium rates for most banks in the second quarter of 2009 will be between 12 and 16 basis points, compared to range of between 12 and 14 basis points which most banks currently pay.

In addition, banks must pay an amount which fluctuates but is currently 0.285 cents per $100 of insured deposits per quarter, towards the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. These assessments will continue until the Financing Corporation bonds mature in 2019.

The enactment of the EESA (discussed above) temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008. EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. In addition, pursuant to the guarantee program for non-interest bearing transaction deposit accounts under the TLGP in which the Bank has elected to participate, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000.

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

Interstate Banking and Branching

Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquirer would control more than 10% of the deposits held by insured depository institutions nationwide or 30% or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

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

USA Patriot Act of 2001

The USA Patriot Act of 2001 (the “Patriot Act”) was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, and is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds has been significant and wide ranging. The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

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

To fulfill the requirements, the Bank expanded its BSA Compliance Department and intensified due diligence procedures concerning the opening of new accounts. The Bank also implemented new systems and procedures to identify suspicious activity reports and report to the Financial Crimes Enforcement Network (“FINCEN”). The substantial cost of additional staff in the BSA Compliance Department and the system enhancement described above was reflected in the statements of operations for the years ended December 31, 2008, 2007 and 2006.

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

Commercial Real Estate Lending and Concentrations

On December 2, 2006, the federal bank regulatory agencies released Guidance on Concentrations in Commercial Real Estate (“CRE”) Lending, Sound Risk Management Practices (“the Guidance”). The Guidance, which was issued in response to the agencies’ concern that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market, reinforces existing regulations and guidelines for real estate lending and loan portfolio management.

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

The Bank believes that the Guidance is applicable to it, as it has a higher level concentration in CRE loans. The Bank and its board of directors have discussed the Guidance and believe that the Bank’s underwriting policy, management information systems, independent credit administration process and monthly monitoring of real estate loan concentrations will be sufficient to address the Guidance.

Allowance for Loan and Lease Losses

On December 13, 2006, the federal bank regulatory agencies released Interagency Policy Statement on the Allowance for Loan and Lease Losses (“ALLL”), which revises and replaces the banking agencies’ 1993 policy statement on the ALLL. The revised statement was issued to ensure consistency with generally accepted accounting principles (“GAAP”) and more recent supervisory guidance. The revised statement extends the applicability of the policy to credit unions. Additionally, the agencies issued 16 FAQs to assist institutions in complying with both GAAP and ALLL supervisory guidance.

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

The Bank and its board of directors have discussed the revised statement and believe that the Bank’s ALLL methodology is comprehensive, systematic, and consistently applied across the Bank. The Bank believes its management information systems, independent credit administration process, policies and procedures are sufficient to address the guidance.

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

The Company’s business has been and may continue to be adversely affected by volatile conditions in the financial markets and deteriorating economic conditions generally.

Since December 2007, the United States has been in a recession. Negative developments in the latter half of 2007 and in 2008 in the financial services industry have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued into 2009. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are struggling due to the lack of consumer spending and the lack of liquidity in the credit markets. More recently, unemployment has also increased significantly.

Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including investing approximately $250 billion in the equity of banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited.

As a result of these financial and economic crises, many lending institutions, including the Company, have experienced declines in the performance of their loans, including construction, land loans, commercial loans and consumer loans. Total nonperforming loans increased to $20.5 million as of December 31, 2008 from $6.3 million as of December 31, 2007, representing 1.19% and 0.35%, respectively, of total loans. Total nonperforming assets, net of SBA guarantees, were $18.3 million as of December 31, 2008, compared to $3.9 million as of December 31, 2007. The Company had nonperforming commercial real estate loans of $13.1 million and $0 as of December 31, 2008 and 2007 and no subprime mortgage loans as of either date.

Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become increasingly difficult. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal or informal enforcement actions or orders. The impact of new legislation in response to those developments may negatively impact the Company’s operations by restricting its business operations, including the ability to originate or sell loans, and may adversely impact the Company’s financial performance or stock price.

In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increased delinquencies and default rates, which may impact the Company’s charge-offs and provision for loan losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the financial services industry.

While the Company’s market areas have not experienced the same degree of challenges as other parts of the country or the state, no assurance can be given that this will continue to be the case. Overall, during the past year, the general business environment has had an adverse effect on the Company’s business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, it is expected that the Company’s business, financial condition and results of operations will be adversely affected.

Concentrations of real estate loans could subject us to increased risks in the event of a real estate recession or natural disaster.

Approximately $1.2 billion or 69.6% of the Company’s loan portfolio as of December 31, 2008, and $1.3 billion or 69.8% of the Company’s loan portfolio as of December 31, 2007, were concentrated in commercial real estate and construction loans. Of this amount, $143.3 million represented loans secured by industrial buildings, and $311.7 million represented loans secured by retail shopping centers as of December 31, 2008. Although commercial loans generally provide for higher interest rates and shorter terms than single-family residential loans, such loans generally involve a higher degree of risk, as the ability of borrowers to repay these loans is often dependent upon the profitability of the borrowers’ businesses. During 2008, the real estate market in Southern California deteriorated significantly, as evidenced by declining market values, reduced transaction volume, and increased foreclosure rates, and this deterioration resulted in an increase in the level of the Company’s nonperforming loans, particularly commercial real estate loans. Total nonperforming loans increased to $20.5 million as of December 31, 2008 from $6.3 million as of December 31, 2007, representing 1.19% and 0.35%, respectively, of total loans. Total nonperforming assets, net of SBA guarantees, were $18.3 million as of December 31, 2008 as compared to $3.9 million as of December 31, 2007. Non-accrual loans in commercial real estate, real estate construction and commercial loans represented 84.8% of the total non-accrual loans as of December 31, 2008. The Company had nonperforming commercial real estate loans of $13.1 million and $0 as of December 31, 2008 and 2007 and no subprime mortgage loans as of either date. If trends in the Company’s market areas continue or worsen, the result will likely be reduced income, increased expenses, and less cash available for lending and other activities, which would have a material impact on the Company’s financial condition and results of operations.

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

In addition, the banking regulators have begun to give CRE loans greater scrutiny, due to perceived risks relating to the cyclical nature of the real estate market and the related risks for lenders with high concentrations of such loans. The regulators may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, and may possibly require higher levels of allowances for possible loan losses and capital levels as a result of CRE lending growth and exposures.

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

At December 31, 2008, commercial real estate loans and construction loans represented 69.6% of the Company’s total loan portfolio; commercial lines and term loans to businesses represented 19.4% of the Company’s total loan portfolio; and SBA loans represented 2.2% of the Company’s total loan portfolio.

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

The Company realized $1.0 million, $618,000, and $3.3 million in the years ended December 31, 2008, 2007, and 2006, respectively, in gains recognized on secondary market sales of SBA loans. The Company has regularly sold the guaranteed and unguaranteed portions of these loans in the secondary market in previous years. The Company can provide no assurance that it will be able to continue originating these loans, or that a secondary market will continue to exist for, or that it will continue to realize premiums upon, the sale of the SBA loans.

The federal government presently guarantees approximately 75% of the principal amount of each qualifying SBA loan. The Company can provide no assurance that the federal government will maintain the SBA program, or if it does, that such guaranteed portion will remain at its current funding level. Furthermore, the Company can provide no assurance that it will retain the preferred lender status, which, subject to certain limitations, allows it to approve and fund SBA loans without the necessity of having the loan approved in advance by the SBA, or that if it does, the federal government will not reduce the amount of such loans. The Company believes that the SBA loan portfolio does not involve more than a normal risk of collectibility. However, since the Company has sold some of the guaranteed portions of the SBA loan portfolio, the Company incurs a pro rata credit risk on the non-guaranteed portion of the SBA loans since the Company shares pro rata with the SBA in any recoveries. In the event of default on an SBA loan, pursuit of remedies against a borrower subject to SBA approval, and where the SBA establishes that its loss is attributable to deficiencies in the manner in which the loan application has been prepared and submitted, the SBA may decline to honor its guarantee with respect to the SBA loans or it may seek the recovery of damages from the Company. As of December 31, 2008, SBA loans comprised 7.5% of the Company’s total nonperforming assets compared to 64% as of December 31, 2007. These loans are typically 75% guaranteed by the SBA. For additional discussion see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio” in Item 2.

Center Financial will not be able to resume the payment of cash dividends without the approval of the Treasury Department until December 2011 unless the preferred stock issued to the Treasury Department has been redeemed.

Center Financial paid quarterly cash dividends of 5 cents per share in each quarter of 2008, and in July and October 2007 and 4 cents per share in January and April of 2007 and in each quarter of 2006. On March 25, 2009, the Company’s board of directors suspended its quarterly cash dividends based on adverse economic conditions and a reduction in the Company’s earnings. The board of directors determined that this is a prudent, safe and sound practice to preserve capital, and does not expect to resume the payment of cash dividends in the foreseeable future. Unless the preferred stock issued to the Treasury Department in the TARP Capital Purchase Program has been redeemed, the Company will not be permitted to resume paying cash dividends without the consent of the Treasury Department until December 2011. Once the Company is again permitted to pay cash dividends, the amount of any such dividend will be determined each quarter by our board of directors in its discretion, based on the factors described in the next paragraph. No assurance can be given that future performance will justify the payment of dividends in any particular quarter.

As a bank holding company which currently has no significant assets other than its equity interest in the Bank, Center Financial’s ability to pay dividends depends on the dividends it receives from the Bank. The dividend practice of the Bank depends on its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by its board of directors at that time. Dividends payable to Center Financial by the Bank are restricted under California and federal laws and regulation. Center Financial’s ability to pay dividends is also limited by state corporation law. Moreover, during any period in which Center Financial has deferred payment of interest otherwise due and payable on its subordinated debt securities, or any unpaid dividends on the preferred stock issued to the Treasury Department, we may not make any dividends or distributions with respect to our capital stock. See “Item 5—Market For Common Equity, Related Shareholder Matters And Issuer Purchases Of Equity Securities—Dividends” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

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

In addition to competitive factors impacting the Company’s specific market niche, the Company is affected by more general competitive trends in the banking industry, including intra-state and interstate consolidation, competition from non-bank sources, and technological innovations. Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

In addition, with recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely affect the Company’s funding costs and net income.

Ultimately, competition can and does increase the Company’s cost of funds and drive down its net interest margin, thereby reducing profitability. It can also make it more difficult for the Company to continue to increase the size of its loan portfolio and deposit base, and could cause the Company to need to rely more heavily on borrowings, which are generally more expensive than deposits, as a source of funds in the future. See “Item 1, Business—Competition.”

If the Company is not able to successfully keep pace with technological changes affecting the industry, its business could be hurt.

The financial services industry is constantly undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better service clients and reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its clients by using technology to provide products and services that will satisfy client demands, as well as create additional efficiencies within our operations. Some of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, on its financial condition and results of operations.

Recently enacted legislation and the Company’s participation in the TARP Capital Purchase Program may increase costs and limit the Company’s ability to pursue business opportunities.

The Emergency Economic Stabilization Act of 2008 (the “EESA”), as augmented by the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”), was intended to stabilize and provide liquidity to the U.S. financial markets. The programs established or to be established under the EESA and the Troubled Asset Relief Program (“TARP”) may result in increased regulation of the industry in general and/or TARP Capital Purchase Program participants in particular. Compliance with such regulations may increase the Company’s costs and limit its ability to pursue business opportunities.

The Company’s participation in the TARP Capital Purchase Program may adversely affect the value of the Company’s common stock and the rights of the Company’s common shareholders.

In December 2008, the Company issued and sold $55 million of its Series A perpetual preferred stock to the Treasury Department. The terms of the preferred stock could reduce investment returns to the Company’s common shareholders by restricting dividends, diluting existing shareholders’ ownership interests, and restricting capital management practices. The Company’s board of directors suspended its quarterly cash dividends beginning in the first quarter of 2009, and unless the preferred stock has been redeemed, the Company will not be able to resume paying cash dividends without the consent of the Treasury Department. The Company will also be prohibited paying any dividends on its common stock in the event of any unpaid dividends on the preferred stock. The preferred stock also ranks senior to the Company’s common stock on liquidation. The liquidation amount of the Series A perpetual preferred stock is $1,000 per share.

Also, the preferred stock requires quarterly dividends to be paid at the rate of 5% per annum for the first five years and 9% per annum thereafter until the stock is redeemed by the Company. The payments of these dividends will decrease the excess cash the Company otherwise has available to pay dividends on the Company’s common stock and to use for general corporate purposes, including working capital.

If the Emergency Economic Stabilization Act of 2008 and other recently enacted government programs do not help stabilize the U.S. financial system, the Company’s operations could be adversely affected.

The Emergency Economic Stabilization Act of 2008 (as augmented by the Stimulus Bill) was intended to stabilize and provide liquidity to the U.S. financial markets. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the TARP Capital Purchase Program. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC TLGP. While the Company did not “opt-out” of the TLGP, the Company does not currently intend to issue any guaranteed debt thereunder. The Company is a participant in the TARP Capital Purchase Program.

It cannot currently be predicted what impact the EESA and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit, or the trading price of the Company’s common stock.

The EESA and the Stimulus Bill are relatively new legislation and, as such, are subject to change and evolving interpretation. This is particularly true given the change in administration that occurred on January 20, 2009. As a result, it is impossible to predict the effects that such changes will have on the effectiveness of the EESA or on the Company’s business, financial condition or results of operations.

The holders of the Company’s junior subordinated debentures have rights that are senior to those of the shareholders.

As of December 31, 2008, the Company had $18 million in junior subordinated debentures outstanding that were issued to its statutory trust. The trust purchased the junior subordinated debentures from the Company using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by the Company to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

The junior subordinated debentures are senior to the Company’s shares of common stock and to its Series A perpetual preferred stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its common stock or preferred stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the shareholders. If certain conditions are met, the Company has the right to defer interest payments on the junior subordinated debentures (and the related trust preferred securities) at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period, during which time no dividends may be paid to holders of the Company’s common stock or preferred stock.

The holders of the Company’s Series A perpetual preferred stock have rights that are senior to those of our common shareholders.

In December 2008, the Company issued and sold $55 million of its Series A perpetual preferred stock to the Treasury Department, which stock ranks senior to the Company’s common stock in the payment of dividends and on liquidation. The liquidation amount of the Series A perpetual preferred stock is $1,000 per share.

The Company’s expenses will increase as a result of increases in FDIC insurance premiums.

Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, at any time that the reserve ratio falls below 1.15%. Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio, which fell to 1.01% as of June 30, 2008, 18 basis points below the reserve ratio as of March 31, 2008. The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

As a result of this reduced reserve ratio, on October 7, 2008, the FDIC released a five-year recapitalization plan and a proposal to raise premiums to recapitalize the fund. In order to implement the restoration plan, the FDIC proposed to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings. In December 2008, the FDIC adopted its rule, uniformly increasing the risk-based assessment rates by seven basis points, annually, resulting in a range of risk-based assessment of 12 basis points to 50 basis points. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, and lowering premiums for smaller institutions with very high capital levels.

As a member institution of the FDIC, the Bank is required to pay quarterly deposit insurance premium assessments to the FDIC. The Bank’s deposit insurance premiums for 2008 and 2007 were $1.3 million and $0.8 million, respectively. Due to the continued failures of unaffiliated FDIC insured depository institutions, it is expected that the Bank’s FDIC deposit insurance premiums will continue to increase in the future, perhaps significantly, thereby adversely impacting the Company’s future earnings. The FDIC recently announced that, in view of the decrease in the deposit insurance fund’s reserves to $18.9 billion as of December 31, 2008, it will impose a special assessment in the second quarter of 2009 of 20 basis points of domestic deposits. The FDIC subsequently announced that the special assessment is expected to be lowered by an additional 2 to 4 basis points by raising the fees it charges to guarantee debt under the Temporary Liquidity Guarantee Program in which the Company does not participate, and that this assessment could be lowered by an additional 10 basis points if Congress increases the FDIC’s borrowing capacity with the Treasury Department to $100 billion. The FDIC also approved an increase in regular premium rates, which banks must continue to pay on top of the special assessment. The regular premium rates for most banks in the second quarter will now be between 12 and 16 basis points, compared to range of between 12 and 14 basis points which most banks currently pay.

The Company may be adversely affected by the soundness of other financial institutions.

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could adversely affect the Company’s business, financial condition or results of operations.

Liquidity risk could impair the Company’s ability to fund operations and jeopardize its financial condition.

Liquidity is essential to the Company’s business. An inability to raise funds through traditional deposits, brokered deposits, borrowings, the sale of securities or loans and other sources could have a substantial negative effect on the Company’s liquidity. The Company’s access to funding sources in amounts adequate to finance the Company’s activities or the terms of which are acceptable could be impaired by factors that affect the Company specifically or the financial services industry or economy in general. The Company’s access to liquidity sources could be detrimentally impacted by a decrease in the level of the Company’s business activity as a result of a downturn in the markets in which the Company’s loans are concentrated. The Company’s ability to borrow could also be impaired by more general factors such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

The Company relies on commercial and retail deposits, brokered deposits, advances from the Federal Home Loan Bank of San Francisco (“FHLB”) and other borrowings to fund its operations. Although the Company has historically been able to replace maturing deposits and advances as necessary, it might not be possible to replace such funds in the future if, among other things, the Company’s results of operations or financial condition or the results of operations or financial condition of the FHLB or market conditions were to change.

Although the Company considers these sources of funds adequate for its liquidity needs, the Company may be compelled to seek additional sources of financing in the future. Likewise, the Company may seek additional debt in the future to achieve our business objectives, in connection with any future acquisitions or for other reasons, and additional borrowings may or may not be available and, if available, may not be so on favorable terms. Bank and holding company stock prices have been negatively affected by the recent adverse economic trend, as has the ability of banks and holding companies to raise capital or borrow in the debt markets compared to recent years. If additional financing sources are unavailable or are not available on reasonable terms, the Company’s financial condition, results of operations and future prospects could be materially adversely affected.

The Company actively monitors the depository institutions that hold its federal funds sold and due from banks cash balances. Access to the Company’s cash equivalents and federal funds sold could be impacted by adverse conditions in the financial markets. The Company’s emphasis is primarily on safety of principal, and the Company diversifies its due from banks and federal funds sold among counterparties to minimize exposure to any one of these entities. The financial conditions of the counterparties are routinely reviewed as part of the Company’s asset/liability management process. Balances in the Company’s accounts with financial institutions in the U.S. may exceed the FDIC insurance limits. While the Company monitors and adjusts the balances in our accounts as appropriate, these balances could be impacted if the financial institutions fail and could be subject to other adverse conditions in the financial markets.

In addition, due to the nature of the market the Company serves, a significant portion of its deposits are held by customers with ties to South Korea who may be inclined to transfer such deposits to South Korea depending on the relative value of the U. S. dollar and the South Korean currency. During the fourth quarter of 2008, the Company experienced a significant loss of deposits when customers transferred deposits to South Korea as a result of the devaluation of South Korean currency to the U. S. dollar. To date, these deposits have been replaced by retail deposits and wholesale funding. If an additional sustained withdrawal of deposits under similar circumstances should occur in the future, the Company’s liquidity position could be significantly and adversely impacted.

The value of securities in the Company’s investment portfolio may be negatively affected by continued disruptions in securities markets.

The market for some of the investment securities held in the Company’s portfolio has become extremely volatile over the past twelve months. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit, liquidity risks and illiquid markets for certain securities. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on the Company’s net income and capital levels.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Company may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Company’s business and, in turn, on the Company’s financial condition and results of operations.

If the Company’s information systems were to experience a system failure or a breach in its network security, the Company’s business and reputation could suffer.

The Company relies heavily on communications and information systems to conduct its business. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. The Company’s operations are dependent upon its ability to protect its computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. In addition, the Company must be able to protect its computer systems and network infrastructure against physical damage, security breaches and service disruption caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through the Company’s computer systems and network infrastructure. The Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems and with the help of third-party service providers, will continue to implement security technology and monitor and update operational procedures to prevent such damage. However, if such failures, interruptions or security breaches were to occur, they could result in damage to the Company’s reputation, a loss of customer business, increased regulatory scrutiny, or possible exposure to financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company depends on its executive officers and key personnel to implement its business strategy and could be harmed by the loss of their services.

The Company believes that its growth and future success will depend in large part upon the skills of its management team. The competition for qualified personnel in the financial services industry is intense, and the loss of the Company’s key personnel or an inability to continue to attract, retain or motivate key personnel could adversely affect the Company’s business. There can be no assurance that the Company will be able to retain its existing key personnel or to attract additional qualified personnel. The Company’s President and Chief Executive Officer joined the Company in January 2007; its Executive Vice President and Chief Financial Officer joined the Company in an acting capacity in February 2007 and as permanent Chief Financial Officer in April 2007; its Executive Vice President and General Counsel & Chief Risk Officer joined the Company in February 2007; its Senior Vice President and Chief Credit Officer joined the Company in 1991 as Senior Vice President and Manager of the SBA Department, and was promoted to his current position in April 2007; and its Senior Vice President and Chief Operations Officer joined the Company in July 2007. While the President and Chief Executive Officer has a 3-year employment agreement for a term beginning in January 2007, his employment may be terminated by him or by the Company at any time. None of the Company’s other officers have employment agreements.

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

As of December 31, 2008, the Company’s directors and executive officers together with their affiliates beneficially owned approximately 23.0% of Company’s outstanding voting stock (not including vested option shares). As a result, if all of these shareholders were to take a common position, they would be able to significantly affect the election of directors as well as the outcome of most corporate actions requiring shareholder approval, such as the approval of mergers or other business combinations. Such concentration may also have the effect of delaying or preventing a change in control of Center Financial.

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

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and NASDAQ that are now applicable to the Company, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. In addition, as a participant in the TARP Capital Purchase Program, Center Financial is subject to certain additional restrictions on its dividend and repurchase activities and compensation arrangements, and the U.S. Congress or federal bank regulatory agencies could adopt additional regulatory requirements or restrictions in response to the threats to the financial system which may apply to all banking institutions, or may instead be more specifically targeted at TARP Capital Purchase Program participants.

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

As of December 31, 2008, the Company operated full-service branches at nineteen leased locations (including the branch described in the previous paragraph). Expiration dates of the Company’s leases range from October 2009 to September 2019. The Company owns two facilities, the Olympic and Western branches, with carrying values of $1.0 million and $2.4 million, respectively, at December 31, 2008. Certain properties currently leased have renewal options, which could extend the use of the facility for additional specified terms. In the opinion of Management, all properties are adequately covered by insurance and existing facilities are considered adequate for present and anticipated future use.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. It is management’s opinion that the resolution of any such claims or legal proceedings would not have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading History

Center Financial’s common stock is listed on the NASDAQ Global Select Market under the symbol “CLFC”. The information in the following table indicates the high and low sales prices and approximate volume of trading for the Company’s common stock for the periods indicated, based upon information provided by the NASDAQ Stock Market, LLC.

	Market Value		Approximate Trading Volume
Calendar Quarter Ended	High	Low
March 31, 2007	24.15	19.46	3,131,000
June 30, 2007	20.67	15.95	4,331,000
September 30, 2007	17.63	13.90	4,467,000
December 31, 2007	16.80	11.29	6,781,000
March 31, 2008	12.92	8.45	7,072,000
June 30, 2008	10.58	7.99	6,868,000
September 30, 2008	14.84	8.30	9,071,000
December 31, 2008	13.81	5.42	5,661,000

Holders

As of February 26, 2009, there were approximately 160 shareholders of record of the common stock, and about 550 street name holders.

Dividends

As a bank holding company which currently has no significant assets other than its equity interest in the Bank, Center Financial’s ability to pay dividends primarily depends upon the dividends received from the Bank. The dividend practice of the Bank, like the Company’s dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the Bank’s board of directors at that time.

Since October 2003, Center Financial has paid quarterly cash dividends to its shareholders. Center Financial paid cash dividends of 4 cents per share throughout 2006 and in January and April 2007, and 5 cents per share from July 2007 to January 2009. On March 25, 2009, the Company’s board of directors suspended its quarterly cash dividends based on adverse economic conditions and a reduction in the Company’s earnings. The board of directors determined that this is a prudent, safe and sound practice to preserve capital, and does not expect to resume the payment of cash dividends in the foreseeable future. Unless the preferred stock issued to the Treasury Department in the TARP Capital Purchase Program has been redeemed, the Company will not be permitted to resume paying cash dividends without the consent of the Treasury Department until December 2011. Once the Company is again permitted to pay cash dividends, the amount of any such dividends will be determined each quarter by our board of directors in its discretion, based on the factors described in the next paragraph. No assurance can be given that future performance will justify the payment of dividends in any particular quarter.

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

Center Financial’s ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows dividends to the company’s shareholders if the company’s retained earnings equal at least the amount of the proposed dividend. If a California corporation does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if immediately after giving effect to the dividend the sum of the company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities. In addition, during any period in which Center Financial has deferred payment of interest otherwise due and payable on its subordinated debt securities, or any unpaid dividends on the preferred stock issued to the Treasury Department, it may not make any dividends or distributions with respect to its capital stock. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2008 with respect to stock options and restricted stock awards outstanding and available under our 2006 Stock Incentive Plan, as amended, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	850,151	$7.46	2,179,852

Performance Graph

The graph below compares the yearly percentage change in cumulative total shareholders’ return on the Company’s stock with the cumulative total return of (i) of the NASDAQ market index; (ii) all banks and bank holding companies listed on NASDAQ; and (iii) an index comprised of banks and bank holding companies located throughout the United States with total assets of between $1.0 billion and $5.0 billion. The latter two peer group indexes were compiled by SNL Financial of Charlottesville, Virginia. The Company reasonably believes that the members of the third group listed above constitute peer issuers for the period from December 31, 2003 through December 31, 2008. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Center Financial Corporation	100.00	148.76	188.26	180.58	93.92	48.14
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank $1B-$5B	100.00	123.42	121.31	140.38	102.26	84.81
SNL Bank NASDAQ	100.00	114.61	111.12	124.75	97.94	71.13

Issuer Purchase of Equity Securities

On May 24, 2007, the Company announced a stock buyback program, under which up to $10 million of the Company’s issued and outstanding common shares in the open market can be repurchased for a period of twelve months, which ended in May 2008. The Company repurchased a total of 373,820 shares at an average price of $12.33 through this program in 2007. No shares were repurchased in 2008.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial information concerning the Company, which should be read in conjunction with the Company’s audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. All per share information has been adjusted for stock splits and dividends declared by the Company from time to time, including the two-for-one stock split paid on March 2, 2004.

	As of and For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except share data)
STATEMENTS OF OPERATIONS:
Interest income	$131,207	$143,241	$124,729	$92,825	$57,508
Interest expense	56,607	66,986	53,319	29,467	15,381

Net interest income before provision for loan losses	74,600	76,255	71,410	63,358	42,127
Provision for loan losses	26,178	6,494	5,666	3,370	3,250

Net interest income after provision for loan losses	48,422	69,761	65,744	59,988	38,877
Noninterest income	15,376	14,863	22,226	20,531	20,558
Noninterest expense	65,225	49,035	45,327	40,825	36,823

(Loss) income before income tax (benefit) expense	(1,427)	35,589	42,643	39,694	22,612
Income tax (benefit) expense	(1,647)	13,646	16,485	15,091	8,388

Net income	220	21,943	26,158	24,603	14,224

Preferred stock dividends and accretion of preferred stock discount	(155)	—	—	—	—

Net income available to common shareholders	$65	$21,943	$26,158	$24,603	$14,224

SHARE DATA:
Net income per common share
Basic	$0.00	$1.32	$1.58	$1.50	$0.88
Diluted	0.00	1.31	1.57	1.48	0.86
Book value per common share	9.62	9.62	8.46	6.86	5.57
Cash dividend per common share	0.20	0.19	0.16	0.16	0.16
Weighted average common shares outstanding:(1)
Basic	16,525,761	16,649,495	16,535,189	16,375,823	16,157,581
Diluted	16,560,309	16,731,694	16,666,768	16,702,023	16,525,865

STATEMENTS OF FINANCIAL CONDITION:
Total assets	$2,056,609	$2,080,663	$1,843,312	$1,661,003	$1,338,114
Total investment securities	182,694	139,710	159,504	236,075	168,423
Net loans(2)	1,679,340	1,789,635	1,537,176	1,219,149	1,010,473
Total deposits	1,603,519	1,577,674	1,429,399	1,480,556	1,165,536
Total shareholders’ equity	214,567	157,453	140,734	112,714	90,720

[1]	As adjusted to give retroactive effect to stock splits and dividends.
[2]	Net loans represent total gross loans less the allowance for loan losses, deferred fees, and discount on SBA loans.

	As of and For the Year Ended December 31,
	2008	2007	2006	2005	2004
PERFORMANCE RATIOS:
Return on average assets(3)	0.01%	1.14%	1.53%	1.69%	1.22%
Return on average equity(4)	0.13	14.33	20.66	24.04	16.89
Net interest spread(5)	3.01	3.06	3.36	3.90	3.39
Net interest margin(6)	3.80	4.23	4.53	4.77	3.98
Efficiency ratio(7)	72.49	53.80	48.41	48.67	58.74
Net loans to total deposits at period end	104.73	113.44	107.54	82.34	86.70
Dividend payout ratio	48.78	14.50	10.19	10.81	18.60
CAPITAL RATIOS
Leverage capital ratio
Consolidated Company	11.28%	8.49%	8.62%	8.21%	9.13%
Center Bank	10.64	8.28	8.51	8.22	9.09
Tier 1 risk-based capital ratio
Consolidated Company	12.58	9.31	9.45	9.70	9.59
Center Bank	11.87	9.08	9.33	9.72	9.52
Total risk-based capital ratio
Consolidated Company	13.84	10.42	10.54	10.76	10.62
Center Bank	13.13	10.19	10.42	10.78	10.54
ASSET QUALITY RATIOS
Non-performing loans to total loans(8)	1.19%	0.35%	0.21%	0.24%	0.34%
Non-performing assets(9) to total loans and other real estate owned	1.19	0.37	0.21	0.24	0.34
Net charge-offs to average total loans	0.47	0.21	0.16	0.06	0.09
Allowance for loan losses to total gross loans	2.22	1.13	1.12	1.12	1.10
Allowance for loan losses to non-performing loans	187	327	534	471	327

[3]	Net income divided by average total assets.
[4]	Net income divided by average shareholders’ equity.
[5]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
[6]	Represents net interest income as a percentage of average interest-earning assets.
[7]	Represents the ratio of non-interest expense to the sum of net interest income before provision for loan losses and total non-interest income.
[8]	Nonperforming loans consist of non-accrual loans and loans past due 90 days or more.
[9]	Nonperforming assets consist of non-performing loans and other real estate owned.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management’s analysis of the Company’s financial condition and results of operations as of, and for each of the years in the three-year period ended December 31, 2008, and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with the financial statements of the Company and the notes related thereto which appear elsewhere in this Form 10-K Annual Report (See Item 8 below). All share and per share information set forth herein has been adjusted to reflect stock splits and stock dividends declared by the Company from time to time.

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

Investment Securities

Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas with respect to available-for-sale securities, they are recorded as a separate component of shareholders’ equity (accumulated comprehensive other income or loss) and do not affect earnings until realized. The fair values of the Company’s investment securities are generally determined by reference to quoted market prices and reliable independent sources. The Company is obligated to assess, at each reporting date, whether there is other-than-temporary impairment (“OTTI”) to the Company’s investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. Investment securities are discussed in more detail in Note 3 to the consolidated financial statements presented elsewhere herein.

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

Executive Overview

Consolidated net income for the year ended December 31, 2008 was $220,000, or $0.00 per diluted share compared to $21.9 million or $1.31 per diluted share in 2007. The following were significant factors related to 2008 results as compared to 2007:

•

The results of operations in 2008 compared to 2007 were mainly affected by the three major items: provision for loan losses of $26.2 million, OTTI of $9.9 million in securities available for sale, and the KEIC litigation settlement expense of $7.5 million.

•

Net interest income before provision for loan losses for 2008 decreased by 2.2% or $1.7 million to $74.6 million as compared to 2007. The decrease was primarily due to margin compression of $7.5 million, offset by growth in net earning assets that contributed $5.8 million to earnings. Growth in net earning assets was primarily driven by loan production and was funded by deposits and other borrowings.

•

The net interest margin for 2008 declined to 3.80% compared to 4.23% in 2007. The decrease in the net interest margin was mainly attributable to rate reductions in the Federal Funds rate by the Federal Open Market Committee (“FOMC”) during the year for a combined 400 basis points, which caused an immediate reduction in the variable rate loan portfolio and a delayed reduction of the Bank’s costs of its portfolio of time deposits. To a lesser extent, a change in the loan portfolio mix contributed to the margin compression, as a higher portion of the portfolio was fixed rate in 2008 compared to 2007. In addition, the slight decrease in demand deposits and the increases in time deposits and in other borrowed funds contributed to the decrease in the net interest margin.

•

The Company’s efficiency ratio for 2008 increased to 72.5% compared to 53.8% for 2007 due to increased operational costs primarily related to OTTI of $9.9 million for an investment held in its securities available for sale portfolio and the KEIC litigation settlement expense of $7.5 million.

•

The return on average assets and return on average equity for 2008 decreased to 0.01% and 0.13%, respectively, compared to 1.14% and 14.33% in 2007. Net loan growth contributed $10.8 million in earnings, but was offset by a $23.9 million reduction in the average yield of the loan portfolio, a $6.0 million increase for growth in deposits and borrowings, offset by a $16.4 million decrease in average funding cost during 2008, which resulted in the net interest margin compression of $1.7 million. In addition, the loan loss provision increased by $19.7 million and non-interest expenses increased by $16.2 million offset by a decrease in income tax provision by $15.3 million.

•

The 2008 provision for loan losses increased $19.7 million to $26.2 million compared to $6.5 million in 2007, due primarily to charge-offs and the risk assessment of the loan portfolio. Management’s assessment of the credit risk inherent in the portfolio is based on a migration, quantitative and qualitative analyses, other historical factors and trends.

The following are important factors in understanding the Company’s financial condition and liquidity:

•

Net loans declined $110.3 million or 6.2% to $1.68 billion at December 31, 2008 as compared to $1.79 billion at December 31, 2007. The decrease in net loans was primarily due to the strategic reduction of the loan portfolio and the increase in the allowance for loan losses in 2008. The reduction of the loan portfolio was mainly comprised of net decreases in commercial real estate loans of $62.3 million, or 5.2%; SBA loans of $33.5 million, or 47.5%; consumer loans of $10.5 million, or 10.7%; and real estate construction loans of $6.2 million, or 9.0%.

•

Total deposits increased $25.8 million, or 1.6%, to $1.60 billion at December 31, 2008 as compared to $1.58 billion at December 31, 2007. Money market accounts grew $203.0 million or 83.1%. While non-jumbo time deposits grew $30.6 million or 27.2%, jumbo time deposits declined $152.3 million or 19.0%. There was a decline in non interest-bearing demand deposit accounts of $53.3 million or 14.7%. The Company borrows funds through the Federal Home Loan Bank, Treasury Tax and Loan Investment Program. Other borrowings decreased $106.6 million or 35.6%.

•

As a result of the aforementioned decline in loans and increase in deposits, the ratio of net loans to total deposits decreased to 104.7% at December 31, 2008 as compared to 113.4% at December 31, 2007.

•

Non-performing assets increased to $20.5 million at December 31, 2008 from $6.6 million at December 31, 2007, an increase of $13.8 million or 208%. The largest component of this increase was non-performing commercial real estate and construction loans representing $15.1 million of the increase. Although there was an increase in non-performing assets, the ratio of non-performing assets as a percent of total loans and other real estate owned of 1.19% at December 31, 2008 reflects the Company’s strong underwriting policies and continued efforts to monitor and address potential credit issues effectively.

•

The ratio of non-accrual loans to total loans increased to 1.19% at December 31, 2008 compared to 0.35% at December 31, 2007. The increase which occurred during the second half of 2008 was a result of a weakening economy in our market place. The ratio of the allowance for loan losses to total nonperforming loans decreased to 187% at December 31, 2008, as compared to 327% at December 31, 2007, and the ratio of the allowance for loan losses to total gross loans increased to 2.22% at December 31, 2008 compared to 1.13% at December 31, 2007.

•

The Company issued and sold 55,000 shares of the Company’s fixed-rate cumulative perpetual preferred stock and a 10-year warrant to purchase 864,780 shares of the Company’s common stock to the U.S. Treasury Department at an exercise price of $9.54 per share. The Company will pay the Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed. The cumulative dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year.

•	The most recent notification from the FDIC in June 2008 categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

•

The Company declared its quarterly cash dividend of $0.05 per share in March, June, September and December 2008 or $0.20 for the year ended December 31, 2008. On March 25, 2009, the Company’s board of directors suspended its quarterly cash dividend of $0.05 from the first quarter of 2009 based on adverse economic conditions and reduction in earnings of the Company.

•	All liquidity measures at December 31, 2008 met or exceeded the same measures at December 31, 2007.

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

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and interest paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume) and (ii) changes in interest rates (rate):

	Year Ended December 31, 2008 vs. 2007 Increase (Decrease) Due to Change In			Year Ended December 31, 2007 vs. 2006 Increase (Decrease) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Earning assets:
Interest income:
Loans(10)	$10,820	$(23,685)	$(12,865)	$24,562	$(3,510)	$21,052
Federal funds sold	66	(216)	(150)	(1,549)	229	(1,320)
Investments(11)	954	27	981	(2,332)	1,112	(1,220)

Total earning assets	11,840	(23,874)	(12,034)	20,681	(2,169)	18,512

Interest expense:
Deposits and borrowed funds:
Money market and super NOW accounts	4,204	(2,727)	1,477	963	2,155	3,118
Savings deposits	(385)	40	(345)	(539)	(328)	(867)
Time Certificates of deposits	715	(9,916)	(9,201)	2,307	2,234	4,541
Other borrowings	1,510	(3,514)	(2,004)	7,067	(230)	6,837
Long-term subordinated debentures	—	(306)	(306)	—	38	38

Total interest-bearing liabilities	6,044	(16,423)	(10,379)	9,798	3,869	13,667

Net interest income	$5,796	$(7,451)	$(1,655)	$10,883	$(6,038)	$4,845

[10]

Loans are net of the allowance for loan losses, deferred fees and discount on SBA loans retained. Loan fees included in loan income were approximately $1.4 million, $2.1 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Amortized loan fees have been included in the calculation of net interest income. Non-accrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[11]

Interest income on a tax equivalent basis for tax-advantaged investments was not included in the computation of yields. Such income amounted to $85,000, $87,000 and $97,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Net interest income was $74.6 million, $76.3 million and $71.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The 2008 decrease in net interest income of $1.7 million, or 2.2% was principally due to compression of our net interest margin primarily resulting from a series of rate decrease by FOMC, which caused an immediate reduction in the variable rate loan portfolio and a delayed reduction of the Company’s costs of its portfolio of time deposits. The 2007 increase in net interest income of $4.8 million, or 6.8% was principally due to increases in the Company’s average gross loans which was $254.1 million in 2007 and offset by compression of our net interest margin primarily resulting from a 100 basis point decrease by FOMC in its lending rates, which caused an immediate reduction in the variable rate loan portfolio and a delayed reduction of the Company’s costs of its portfolio of time deposits.

Net Interest Margin

The following table shows the Company’s average balances of assets, liabilities and shareholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

	For the Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans(12)	$1,779,420	$122,424	6.88%	$1,640,425	$135,290	8.25%	$1,340,959	$114,238	8.52%
Federal funds sold	6,144	105	1.71	4,609	255	5.53	33,286	1,575	4.73
Investments(13)	179,066	8,678	4.85	159,364	7,696	4.83	203,453	8,916	4.38

Total interest-earning assets	1,964,630	131,207	6.68%	1,804,398	143,241	7.94%	1,577,698	124,729	7.91%

Noninterest—earning assets:
Cash and due from banks	52,851			67,373			76,934
Bank premises and equipment, net	14,509			13,534			13,714
Customers’ acceptances outstanding	4,156			3,580			5,017
Accrued interest receivables	7,651			7,955			7,011
Other assets	40,675			33,394			31,502

Total noninterest-earning assets	119,842			125,836			134,178

Total assets	$2,084,472			$1,930,234			$1,711,876

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$363,356	$10,674	2.94%	$233,984	$9,197	3.93%	$204,535	$6,081	2.97%
Savings	53,601	1,832	3.42	64,906	2,177	3.35	80,219	3,044	3.79
Time certificate of deposits over $100,000	724,384	28,805	3.98	731,034	38,127	5.22	687,181	34,136	4.97
Other time certificate of deposits	124,741	4,815	3.86	99,624	4,694	4.71	98,077	4,142	4.22

	1,266,082	46,126	3.64	1,129,548	54,195	4.80	1,070,012	47,403	4.43
Other borrowed funds	258,151	9,294	3.60	224,860	11,298	5.02	83,941	4,461	5.31
Long-term subordinated debentures	18,557	1,187	6.40	18,557	1,493	8.05	18,557	1,455	7.84

Total interest-bearing liabilities	1,542,790	56,607	3.67	1,372,965	66,986	4.88	1,172,510	53,319	4.55

	For the Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
	(Dollars in thousands)
Noninterest-bearing liabilities:
Demand deposits	349,902			382,071			390,675

Total funding liabilities	1,892,692		2.99%	1,755,036		3.82%	1,563,185		3.41%

Other liabilities	24,020			22,080			22,050

Shareholders’ equity	167,760			153,118			126,641

Total liabilities and shareholders’ equity	$2,084,472			$1,930,234			$1,711,876

Net interest income		$74,600			$76,255			$71,410

Cost of deposits			2.85%			3.59%			3.25%

Net interest spread(14)			3.01%			3.06%			3.36%

Net interest margin(15)			3.80%			4.23%			4.53%

[12]

Loans are net of the allowance for loan losses, deferred fees and discount on SBA loans retained. Loan fees included in loan income were approximately $1.4 million, $2.1 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Amortized loan fees have been included in the calculation of net interest income. Non-accrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[13]

Interest income on a tax equivalent basis for tax-advantaged investments was not included in the computation of yields. Such income amounted to $85,000, $87,000 and $97,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

[14]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
[15]	Represents net interest income before the provision for loan losses measured as a percentage of average interest-earning assets.

The net interest margin for the years ended December 31, 2008, 2007 and 2006 was 3.80%, 4.23%, and 4.53%, respectively. The 43 basis point decrease in net interest margin in 2008 was due primarily to a reduction in the Federal Reserve lending rates by the FOMC during the year and to a lesser extent, a change in the loan portfolio mix resulting in a higher portion of the loan originations being variable rate in 2008 as compared to 2007. In addition, the decrease in demand deposits and the increases in time deposits and in other borrowed funds contributed to the decrease in the net interest margin.

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

The average yield on loans decreased to 6.88% in 2008 compared to the decrease to 8.25% in 2007 from 8.52% in 2006, a decrease of 137 and 27 basis points, respectively. The declining loan yields in 2008 were attributable to (i) increase in variable rate loans; and (ii) a reduction of 400 basis points in the fed funds rate in 2008. The lower yields on loans for 2007 was a result of (i) an emphasis on fixed rate lending with lower yields compared to variable rate loans from the second half of 2006, which resulted in lower yields on the loan portfolio in 2007; and (ii) a reduction of 100 basis points in the fed funds rate in the third and fourth quarter of 2007.

The average yield on the investment portfolio was 4.85% in 2008, as compared to 4.83% and 4.38% in 2007 and 2006, respectively, an increase of 2 and 45 basis points, respectively. The increases in the investment portfolio yield for 2008 and 2007 were due mainly to a generally higher yield curve at the time of purchase and management’s decision to extend the portfolio duration.

The Company’s overall cost of interest bearing liabilities decreased to 3.67% in 2008 from 4.88% and 4.55% in 2007 and 2006, respectively. The decrease in cost of interest bearing liabilities for 2008 was due to the reduction in interest rates following a series of FOMC’s interest rate reductions. The increase in 2007 was primarily due to competitive deposit pricing, an increase in FHLB borrowings, impacts on credit markets generally resulting from the issue surrounding the subprime mortgage situation and higher interest rates during the first half of 2007.

The Company offers a wide variety of retail deposit account products to both consumer and commercial deposit customers. Time deposits, which are the Company’s highest cost deposits, consist primarily of retail fixed-rate certificates of deposit, and comprised 49.5% and 58.1% of the deposit portfolio at December 31, 2008 and 2007, respectively. The ratio of noninterest-bearing deposits to total deposits was 19.3% and 23.0% at December 31, 2008, and 2007, respectively. All other deposits, which include interest-bearing checking accounts called Negotiable Order Withdrawal (NOW), savings and money market accounts, accounted for the remaining 31.2% and 19.0% of the deposit portfolio at December 31, 2008 and 2007, respectively.

Deposit growth remains challenging as the Company continues to experience heightened market competition. Deposits increased 1.6% to $1.60 billion at December 31, 2008, from $1.58 billion at December 31, 2007, largely due to $370.2 million in deposits acquired through brokered deposits. Deposit growth consists of the increases in money market accounts of $203.0 million or 83.1% and non-jumbo time deposits of $30.1 million or 27.2%. These increases were partially offset by decreases in jumbo time deposits of $152.3 million or 19.0%, and non interest-bearing demand deposits of $53.3 million or 14.7%. Jumbo time deposits amounted to $650.2 million including $166.3 million acquired through brokered deposits represented 40.5% of total deposits at December 31, 2008. All other deposits representing 59.5% of total deposits at December 31, 2008 included money market accounts of $203.9 million acquired through brokered deposits.

The Company’s ratio of average interest earning assets to interest bearing liabilities has remained relatively stable at 127.3%, 131.4% and 134.6% for 2008, 2007 and 2006, respectively.

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

Due primarily to an increase in net charge-offs and an increase in the level of non-performing loans, the provision for loan losses increased to $26.2 million for the year ended December 31, 2008, compared to $6.5 million and $5.7 million for 2007 and 2006, respectively. During 2008, net charge-offs were $8.5 million as compared to $3.4 million and $2.1 million in 2007 and 2006, respectively. While Management believes that the allowance for loan losses of 2.22% of total loans was adequate at December 31, 2008, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below under “—Allowance for Loan Losses”.

Non-interest Income

The following table sets forth the various components of the Company’s non-interest income for the periods indicated:

	For the Year Ended December 31,
	2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Customer service fees	$7,658	49.80%	$6,940	46.69%	$8,181	36.81%
Fee income from trade finance transactions	2,520	16.39	2,621	17.63	3,412	15.35
Wire transfer fees	1,153	7.50	899	6.05	897	4.04
Gain on sale of loans	1,017	6.61	618	4.16	3,335	15.00
Net loss on sale of securities available for sale	—	0.00	—	0.00	(115)	(0.52)
Loan service fees	1,357	8.83	1,720	11.57	1,842	8.29
Insurance settlement - legal fees	—	0.00	—	0.00	2,520	11.34
Other income	1,671	10.87	2,065	13.89	2,154	9.69

Total noninterest income	$15,376	100.00%	$14,863	100.00%	$22,226	100.00%

As a percentage of average earning assets		0.78%		0.82%		1.41%

Non-interest income increased 3.5%, or $0.5 million, to $15.4 million for the year ended December 31, 2008 compared to $14.9 million for the year ended December 31, 2007. The 2008 increase in non-interest income was primarily due to the increase in customer service fees and gain on sale of loans offset by the decrease in loan service fees (see discussion below). For the year ended December 31, 2008 non-interest income as a percentage of average earning assets decreased to 0.78% compared to 0.82% and 1.41% for the years ended December 31, 2007 and 2006, respectively. These decreases in non-interest income as a percentage of average earning assets are mainly the result of overall decreases in non-interest income over the past three years while average earning assets have increased from $1.8 billion at December 31, 2007 to $2.0 billion at December 31, 2008. The primary sources of recurring non-interest income continue to be customer service fee charges on deposit accounts, fees from trade finance transactions, wire transfer service fees and gains on the sale of SBA loans.

Customer service fees increased $0.7 million, or 10.3%, from 2007 to 2008, and decreased $1.2 million, or 15.2%, from 2006 to 2007. The 2008 increase was due to management’s efforts to provide better services while charging higher fees for the services. The 2007 decrease of $1.2 million was due primarily to management’s decision to close certain customer operating accounts whose activities, while generating service charges, were inconsistent with the Company’s risk management process and requirements. The decision was consistent with the Company’s intention of maintaining full compliance with all risk management polices and regulatory requirements. Customer service fees amounted to 49.8% of total non-interest income in 2008, compared to 46.7% and 36.8% in 2007 and 2006, respectively.

Fee income from trade finance transactions decreased $101,000, or 3.9%, from 2007 to 2008, and $791,000, or 23.2%, from 2006 to 2007. While Management continues efforts to increase the Company’s Asia Pacific trade financing, the Company has seen significant competition from larger financial institutions and peer banks. As a result of the lower volume and related fees, fee income from trade finance transactions amounted to 16.4% of total non-interest income for 2008, as compared to 17.6% and 15.3% in 2007 and 2006, respectively.

Fee income from wire transfer transactions increased $254,000, or 28.3%, from 2007 to 2008. The increase in 2008, compared to rather stable level of activities for prior years, was mainly due to an increase in wire transfer activities to South Korea due to significant changes in the foreign exchange rate in favor of US customers especially during the second half of 2008. As a result, wire transfer fee income represented 7.5% of total non-interest income for 2008, as compared to 6.1% and 4.0% in 2007 and 2006, respectively.

The gain on sale of loans increased $399,000, or 64.6%, from 2007 to 2008, and decreased $2.7 million, or 81.5%, from 2006 to 2007. The Company sold $42.1 million of its SBA loans and $23.4 million of its non-SBA loans realizing gains of $1.0 million in 2008 and $7.7 million of its SBA loans realizing gain of $618,000 in 2007. The Company sold those loans as a part of the Company’s strategy to de-leverage the balance sheet to improve the capital level during 2008. The primary reason for the 2007 decrease was Management’s decision to hold SBA loans for the loan yields and variable rate nature of these loans. Management will evaluate on a quarterly basis whether to sell SBA loans or hold them in the loan portfolio. The gain on sale of loans amounted to 7.0% of total non-interest income for 2008, compared to 4.2% and 15.0% in 2007 and 2006, respectively.

Loan service fees decreased $363,000, or 21.1%, from 2007 to 2008, and decreased $122,000, or 6.6%, from 2006 to 2007. The decrease in 2008, compared to the levels in 2007 and 2006, was primarily due to significant reduction in loan originations during the year compared to prior years. As a result, loan service fees amounted to 8.8% of total non-interest income for 2008, compared to 11.6% and 8.3% in 2007 and 2006, respectively.

Insurance settlement—legal fees represents a reimbursement of legal fees as a result of a settlement with our insurance carrier regarding coverage of legal fees associated with our litigation with KEIC. The total settlement amounted to $3.75 million of which approximately $1.0 million was designated to offset future litigation expenses. Of the $1.0 million reserve, approximately $469,000 and $531,000 were recognized as a reduction of legal expenses in 2007 and 2006, respectively. Of the remaining $2.75 million, approximately $230,000 was utilized to recoup expenses incurred in the second quarter of 2006. The balance, approximately $2.5 million, was recognized as other income and represents reimbursement of legal fees expensed prior to the quarter ended June 30, 2006. The recovery of $3.3 million was reflected in the 2006 financial statements and the recovery of $469,000 was reflected in the 2007 financial statements.

Other income decreased $394,000, or 19.1%, from 2007 to 2008, and decreased $89,000, or 4.1%, from 2006 to 2007. During 2008, the Company discontinued outsourcing its official check processing business and the fees the Company collected and recognized as income has discontinued, which was the primary contributor to the decrease in other income in 2008. The slight decrease in 2007 was attributable to the reduction of miscellaneous transaction fees during the year. As a result, other income amounted to 10.9% of total non-interest for 2008, compared to 13.8% and 9.7% in 2007 and 2006, respectively.

Non-interest Expense

The following table sets forth the non-interest expenses for the periods indicated:

	For the Year Ended December 31,
	2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$23,726	36.38%	$25,650	52.31%	$23,684	52.25%
Occupancy	4,480	6.87	4,176	8.52	3,653	8.06
Furniture, fixtures, and equipment	2,103	3.22	2,072	4.23	1,933	4.26
Data processing	2,169	3.33	2,062	4.21	2,100	4.63
Legal fees	2,203	3.38	1,493	3.04	2,709	5.98
Accounting and other professional fees	1,362	2.09	1,730	3.53	1,478	3.26
Business promotion and advertising	1,900	2.91	2,390	4.87	2,572	5.67
Stationery and supplies	560	0.86	553	1.13	647	1.43
Telecommunications	757	1.16	637	1.30	650	1.43
Postage and courier service	789	1.21	738	1.51	731	1.61
Security service	1,131	1.73	1,031	2.10	991	2.19
Impairment loss of securities available for sale	9,889	15.16	1,328	2.71	—	0.00
Regulatory assessment	1,265	1.94	765	1.56	329	0.73
KEIC litigation settlement	7,522	11.53	—	0.00	—	0.00
Other operating expenses	5,369	8.23	4,410	8.99	3,850	8.49

Total noninterest expense	$65,225	100.00%	$49,035	100.00%	$45,327	100.00%

As a percentage of average earning assets		3.32%		2.72%		2.87%
Efficiency ratio		72.5%		53.8%		48.4%

Non-interest expense increased $16.2 million, or 33.0 % from 2007 to 2008 and $3.7 million, or 8.2 % from 2006 to 2007. The 2008 increase in non-interest expense was mainly due to the impairment loss of available for sale securities of $9.9 million and the KEIC litigation settlement expense of $7.5 million. The 2007 increase in non-interest expense was due to increases in salaries and employee benefits, occupancy and impairment loss on securities available for sale. As a result, non-interest expense as a percentage of average earning assets increased to 3.32% in 2008, compared to 2.72% and 2.87% for 2007 and 2006, respectively.

The efficiency ratio, defined as the ratio of non-interest expense to the sum of net interest income before provision for loan losses and non-interest income, was 72.5% for the year ended December 31, 2008, compared to 53.8% and 48.4% for the years ended December 31, 2007 and 2006, respectively. The increase in the efficiency ratio from 2007 to 2008 was a result of the increase in non-interest expense due primarily to OTTI charges and KEIC settlement expenses in 2008, combined with the decrease in net interest income before provision for loan losses in 2008. The increase in the efficiency ratio from 2006 to 2007 was due to an increase in non-interest expense despite the increase in net interest income before provision for loan losses in 2007.

Salaries and employee benefits decreased $1.9 million, or 7.5%, from 2007 to 2008, and increased $2.0 million, or 8.4%, from 2006 to 2007. The decrease in 2008 was mainly due to reduction in the number of employees throughout the year and reduction in performance compensation. The number of total full-time equivalent employees decreased from 363 to 316 during 2008. The increase in 2007 was due in part to expenses associated with compensation of our former CEO and normal salary increases. The number of employees also increased from 344 to 363 during 2007.

Occupancy expense increased $304,000, or 7.3%, from 2007 to 2008, and $523,000, or 14.3%, from 2006 to 2007. The increase in 2008 and 2007 was due mainly to an increase in rent, property insurance and amortization of tenant improvements. The Company opened a new branch in Diamond Bar, California in 2008 and a new branch in Federal Way, Washington in 2007.

Data processing expense increased $107,000, or 5.2%, from 2007 to 2008, and decreased $38,000, or 1.8%, from 2006 to 2007. The increase in 2008 was mainly due to the opening of new branches in 2008 and 2007.

Legal fees increased $710,000, or 47.6%, from 2007 to 2008, and decreased $1.2 million, or 44.9%, from 2006 to 2007. The increase in legal fees from 2007 to 2008 was due to KEIC litigation activities prior to the settlement in August of 2008. The decrease from 2006 to 2007 was mainly due to less litigation related activities in 2007.

Accounting and other professional service fees decreased $368,000, or 21.3%, from 2007 to 2008, and increased $252,000, or 17.1%, from 2006 to 2007. The decrease in 2008 was due to management’s effort on cost containment throughout the year. The increase in 2007 resulted from additional audit costs over the prior year.

Business promotion and advertising expense decreased by $490,000, or 20.5%, from 2006 to 2007, and by $182,000, or 7.1%, from 2006 to 2007. The 2008 decrease was the result of management’s effort to contain promotion and advertisement expenses to cope with the slow economy and reduced loan origination activities. The 2007 decrease was the result of the 20th anniversary and related costs incurred in 2006.

The Company recorded $9.9 million and $1.3 million to impairment losses on available for sale securities in 2008 and 2007, respectively. The declines in fair value for corporate trust preferred securities in 2008 and Fannie Mae Series F preferred stock in 2007, respectively, were determined to be other than temporary, resulting in impairment losses in the respective years.

Regulatory assessment expense increased $500,000, or 65.4%, from 2007 to 2008, and $436,000, or 132.5%, from 2006 to 2007. The overall increases were due to the FDIC’s rate increase (see the related discussion in Item 1, Business—Deposit Insurance) which started at the beginning of 2007, and a steady increase in customer deposits. The impact of the increase did not incur in full effect until the third quarter of 2007 as credit from prior contributions were utilized until the second quarter of 2007.

Other operating expense increased $1.0 million, or 21.7%, from 2007 to 2008, and $560,000, or 14.5%, from 2006 to 2007. The 2008 increase was mainly due to the increases in operational losses of $340,000, court claim settlements of $300,000 and CRA investment loss of $236,000. The 2007 increase was primarily attributable to a penalty of $126,000 paid in connection with inaccurate filing for our employee benefit plan in prior years and other miscellaneous charges that are not individually significant.

Provision for Income Taxes

For the years ended December 31, 2008, 2007 and 2006, the income tax (benefit) provision was $(1.6) million, $13.6 million and $16.5 million, representing effective tax rates of approximately (115.4)%, 38.3% and 38.7%, respectively. The primary reasons for the difference from the statutory federal tax rate of 35.0% and the state statutory tax rate of 10.84% are the reductions related to tax advantaged investments in low-income housing, municipal obligations, dividend exclusions, treatment of SFAS 123R amortization, increase in cash surrender value of bank owned life insurance, and California enterprise zone interest deductions and hiring credits.

The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $1.2 million for the year ended December 31, 2008 compared to $744,000 and $586,000 for the years ended December 31, 2007 and 2006, respectively.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns. The Company’s deferred tax assets were $19.9 million as of December 31, 2008 and $13.1 million as of December 31, 2007. As of December 31, 2008, the Company’s deferred tax assets were primarily due to the allowance for loans losses, impairment losses on securities available for sale and net legal settlement expense payable related to KEIC litigation settlement.

Financial Condition

Summary

Total assets decreased by $24.1 million, or 1.2%, to $2.06 billion as of December 31, 2008 compared to $2.08 billion at December 31, 2007. The decrease in total assets was mainly due to a $110.3 million reduction in net loans offset by a $43.0 increase in investment securities and a $29.9 million increase in cash and cash equivalents. Net loans (including loans held for sale), investment securities, and money market and short-term investments as a percentage of total assets were 81.6%, 9.6% and 0.1%, respectively, as of December 31, 2008, as compared to 86.0%, 8.6% and 0.1%, respectively, as of December 31, 2007.

Total assets increased by $237.9 million, or 12.9%, to $2.1 billion as of December 31, 2007 compared to $1.8 billion at December 31, 2006. The increase in total assets was mainly due to a $252.4 million growth in net loans and a $5.0 million increase in investments in affordable housing partnerships offset by a $5.1 million reduction in cash and cash equivalents, and $18.9 million in investment securities. Net loans (including loans held for sale), investment securities, and money market and short-term investments as a percentage of total assets were 86.0%, 8.6% and 0.1%, respectively, as of December 31, 2007, as compared to 83.4%, 8.7% and 0.1%, respectively, at December 31, 2006. The growth in total assets was financed primarily by the increase in deposits of $173.0 million and FHLB borrowings of $70.0 million.

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

As of December 31, 2008 and 2007, gross loans represented 83.6% and 87.1%, respectively, of total assets. The largest volume decreases among loan categories in 2008 were commercial real estate, SBA loans, consumer loans, and real estate construction, which decreased $62.3 million, $33.5 million, $10.5 million, and $6.0 million, respectively. The decrease in loan portfolio was mainly the result of management’s decision to de-leverage the balance sheet through sales of commercial real estate loans during the year. The sales gave the Company an opportunity to balance the loan concentrations in the loan portfolio. The loan portfolio composition table below reflects the gross and net amounts of loans outstanding as of December 31 of each year from 2004 to 2008.

As of December 31, 2008, no single industry or business category represented more than 10% of the loan portfolio. The Company also monitors the diversification of collateral of the real estate loan portfolio by area, by type of building, and by the type of building usage.

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	As of December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$61,983	3.6%	$68,143	3.8%	$43,508	2.8%	$4,713.38%		$16,919	1.7%
Commercial(16)	1,134,793	66.0	1,197,104	66.0	1,042,562	66.9	776,725	62.80	607,296	59.3
Commercial	334,350	19.4	310,962	17.2	277,296	17.8	243,052	19.65	208,995	20.4
Trade Finance(17)	63,479	3.7	66,964	3.7	66,925	4.3	90,370	7.30	83,763	8.2
SBA(18)	37,027	2.2	70,517	3.9	50,606	3.2	49,070	3.97	49,027	4.8
Other(19)	27	0.0	26	0.0	115	0.0	1,473	0.12	864	0.1
Consumer	88,396	5.1	98,943	5.5	77,567	5.0	71,499	5.78	58,178	5.7

Total Gross Loans	1,720,055	100.0%	1,812,659	100.0%	1,558,579	100.0%	1,236,902	100.00%	1,025,042	100.00%

Less:
Allowance for Losses	38,172		20,477		17,412		13,871		11,227
Deferred Loan Fees	1,359		1,847		2,347		1,595		1,356
Discount on SBA Loans Retained	1,184		700		1,644		2,287		1,986

Total Net Loans and Loans Held for Sale	$1,679,340		$1,789,635		$1,537,176		$1,219,149		$1,010,473

[16]	Real estate commercial loans are loans secured by first deeds of trust on real estate.
[17]	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.
[18]

Includes SBA loans held for sale of $9.9 million, $41.5 million, $18.5 million, $12.7 million and $14.5 million, at the lower of cost or fair value, at December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

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

The Company has established general underwriting guidelines for commercial property real estate loans typically requiring a maximum loan-to-value (“LTV”) ratio of 65%. The Company’s underwriting policies also generally require that the properties securing commercial real estate loans have debt service coverage ratios of at least 1.25:1 for investor-owned property. Additionally, for owner-occupied properties, the Company expects additional debt service capacity from the business itself. As additional security, the Company generally requires personal guarantees when commercial real estate loans are extended to corporations, limited partnerships and other legal entities.

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

As of December 31, 2008, commercial real estate loans totaled $1.1 billion, representing 66.0% of total loans, compared to $1.2 billion or 66.0% of total loans at December 31, 2007. The percentage of commercial real estate loans to total loans in 2008 remained similar even with a reduction in the balance due to overall decrease in total loans as compared to 2007.

Real Estate Construction Loans. The Company finances the construction of various projects within the Company’s market area, including motels, industrial buildings, tax-credit low-income apartment complexes and single-family residences. The future condition of the local economy could negatively impact the collateral values of such loans.

The Company’s construction loans typically have the following characteristics: (i) maturity of two years or less; (ii) a floating interest rate based on the Company’s prime rate; (iii) advance of anticipated interest cost during construction; (iv) advance of fees; (v) first lien position on the underlying real estate; (vi) average LTV ratio of 65%; and (vii) recourse against the borrower or guarantor in the event of default. The Company does not participate in joint ventures or make equity investments in connection with its construction lending.

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

Real estate construction loans totaled $62.0 million or 3.6% of total loans and $68.1 million or 3.8% of total loans at December 31, 2008 and 2007, respectively. The Company’s real estate construction portfolio varies from year-to-year as Management is selective in financing construction projects given the unique credit risk associated with these types of loans and the timing of the completion of construction and associated loan payoffs. Of $62.0 million, $26.1 million was related to the residential real estate market. Based on the current economic conditions, the Company is closely monitoring these projects and deems them to be performing as expected at December 31, 2008.

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

As of December 31, 2008 and 2007, commercial business loans totaled $334.4 million and $311.0 million, respectively. Commercial business loans increased as a percentage of total loans to 19.4% at December 31, 2008 from 17.2% at December 31, 2007.

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

As of December 31, 2008, trade finance loans totaled $63.5 million, compared to $67.0 million as of December 31, 2007. While management continues efforts to increase the Company’s Asia Pacific trade, the Company has seen significant competition from larger financial institutions and peer banks. Despite the lower trade finance volume, due to the decrease in total loan portfolio, these loans as a percentage of total loans remained the same at 3.7% in 2008 as in 2007.

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

During the years 2008 and 2007, the Company originated $39.9 million, and $99.9 million, respectively, in SBA loans. The Company sold $42.1 million of SBA loans in 2008 as compared to $7.7 million in 2007. The Company sold the guaranteed portion of the SBA loans and retained the loan servicing obligation, for a fee. The primary reason for the increase was management’s decision to de-leverage the balance sheet to better preserve the Company’s capital ratios. As of December 31, 2008, the Company was servicing $131.2 million of sold SBA loans, compared to $117.5 million as of December 31, 2007. SBA loans as a percentage of total loans declined to 2.2% in 2008 as compared to 3.9% in 2007 primarily due to the sales of the loans in 2008.

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

Consumer loans decreased to 5.1 % as of December 31, 2008 as compared to 5.5% of total loans as of December 31, 2007. Automobile loans are the largest component of consumer loans, representing 57% and 63% of total consumer loans as of December 31, 2008 and 2007, respectively.

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the maturity distribution of the Company’s outstanding loans as of December 31, 2008. In addition, the table shows the distribution of such loans with floating interest rates and those with fixed interest rates. The table includes nonperforming loans of $20.5 million.

	As of December 31, 2008
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Real Estate
Construction	$57,069	$4,914	$—	$61,983
Commercial	350,117	700,026	84,650	1,134,793
Commercial	219,211	107,440	7,699	334,350
Trade Finance(20)	63,479	—	—	63,479
SBA	18,766	14,773	3,488	37,027
Consumer and other(21)	46,572	40,557	1,294	88,423

Total	$755,214	$867,710	$97,131	$1,720,055

Loans with predetermined (fixed) interest rates	$300,436	$579,191	$63,274	$942,901
Loans with variable (floating) interest rates	$454,778	$288,519	$33,857	$777,154

[20]	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted and documentary negotiable advances under commitments.
[21]	Other consists of transactions in process and overdrafts.

Nonperforming Assets

Nonperforming assets are defined as loans on non-accrual status, loans 90 days or more past due but not on non-accrual status, Other Real Estate Owned (“OREO”), and Troubled Debt Restructurings (“TDR”). Management generally places loans on non-accrual status when they become 90 days past due, unless they are both fully secured and in process of collection. OREO consists of real property acquired through foreclosure or similar means that Management intends to offer for sale. Loans may be restructured by Management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms, where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full.

Management’s classification of a loan as non-accrual is an indication that there is reasonable doubt as to the full collectibility of principal or interest on the loan. At this point, the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid. The remaining balance of the loan will be charged off if the loan deteriorates further due to a borrower’s bankruptcy or similar financial problems, unsuccessful collection efforts or a loss classification by regulators and/or internal credit examiners. These loans may or may not be collateralized, but collection efforts are continuously pursued.

The Company did not own any OREO property at December 31, 2008 compared to one residential property in the amount of $380,000 at December 31, 2007. The Company records the property at the lower of its carrying value or its fair value less anticipated disposal costs. Any write-down of OREO is charged to earnings. The Company may make loans to potential buyers of OREO to facilitate the sale of OREO. In those cases, all loans made to such buyers must be reviewed under the same guidelines as those used for making customary loans, and must conform to the terms and conditions consistent with the Company’s loan policy. Any deviations from this policy must be specifically noted and reported to the appropriate lending authority. The Company follows Statement of Financial Accounting Standards No. 66 (SFAS No. 66), Accounting for Sales of Real Estate, when accounting for loans made to facilitate the sale of OREO. In accordance with paragraph 5 of SFAS No. 66, profit on real estate sales transactions shall not be recognized by the full accrual method until all of the following criteria are met:

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

The restructuring of a debt is considered a TDR when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise grant. TDR may include changing repayment terms, reducing the stated interest rate or reducing the amounts of principal and/or interest due or extending the maturity date. The restructuring of a loan is intended to recover as much of the Company’s investment as possible and to achieve the highest yield possible. At December 31, 2008 and 2007, there were no TDRs.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans:
Construction - Real Estate	$1,951	$—	$—	$1,632	$1,746
Commercial - Real Estate	13,128	—	—	—	—
Commercial	2,272	1,775	1,502	598	957
Trade Finance	1,196	—	—	—	—
SBA	1,538	4,033	1,330	600	620
Consumer	369	457	429	113	108

Total nonperforming loans	20,454	6,265	3,261	2,943	3,431
Other real estate owned	—	380	—	—	—

Total nonperforming assets	20,454	6,645	3,261	2,943	3,431
SBA guarantee portion of nonperforming loans	2,110	2,740	973	271	541

Total nonperforming assets, net of SBA guarantee	$18,344	$3,905	$2,288	$2,672	$2,890

Nonperforming loans as a percent of total gross loans	1.19%	0.35%	0.21%	0.24%	0.34%
Nonperforming assets as a percent of total gross loans and other real estate owned	1.19%	0.37%	0.21%	0.24%	0.34%
Allowance for loan losses to nonperforming loans	187%	327%	534%	471%	327%

Nonperforming loans totaled $20.5 million at December 31, 2008, an increase of $14.2 million as compared to $6.3 million at December 31, 2007. Nonperforming loans as a percentage of total loans increased to 1.19% at December 31, 2008 as compared to 0.35% at December 31, 2007. The increase in 2008 resulted primarily from the increases in commercial real estate loans and construction loans during the year due to a weakening economy. The increase in the nonperforming commercial real estate loans was mainly due to two loans which were for a retail shopping center in the Inland Empire and an assisted living center in Pasadena, both in California. At December 31, 2008, SBA non-accrual loans represented 7.5% of total nonperforming loans. The guaranteed portion of nonperforming SBA loans of $2.1 million consists of $287,000 of SBA loans and $1.8 million of trade finance loans under the Export Working Capital Program (“EWCP”) through which a 75% guarantee is provided by SBA. At December 31, 2008, total nonperforming assets, net of the SBA guaranteed portion, were $18.3 million, representing 1.19% of total loans and other real estate owned.

Nonperforming loans totaled $6.3 million at December 31, 2007, an increase of $3.0 million as compared to $3.3 million at December 31, 2006. Nonperforming loans as a percentage of total loans increased to 0.35% at December 31, 2007 as compared to 0.21% at December 31, 2006. The increase in 2007 resulted from SBA loans that became nonperforming during the year due to a weakening economy. At December 31, 2007, SBA non-accrual loans represented 64% of total nonperforming loans. Nonperforming assets as a percentage of total loans and other real estate owned increased to 0.37% at December 31, 2007 as compared to 0.21% at December 31, 2006. However, $2.7 million of the total $4.0 million in nonperforming SBA loans consisted of the guaranteed portion of such loans. At December 31, 2007, total nonperforming assets, net of the SBA guaranteed portion, were $3.9 million, representing 0.22% of both total loans and total loans and other real estate owned.

The following table provides information on impaired loans for the periods indicated:

	As of December 31,
	2008	2007
	(Dollars in thousands)
Impaired loans with specific reserves	$44,001	$2,127
Impaired loans without specific reserves	17,429	1,150

Total impaired loans	61,430	3,277
Allowance on impaired loans	(12,467)	(100)

Net recorded investment in impaired loans	$48,963	$3,177

Average total recorded investment in impaired loans	$12,293	$8,181

Interest income recognized on impaired loans on a cash basis	$545	$1,361

The Company evaluates impairment of loans according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Under SFAS No. 114, loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest payments and contractual principal payments. The amount of impairment is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Loans are identified for specific allowances from information provided by several sources including asset classification, third party reviews, delinquency reports, periodic updates to financial statements, public records, and industry reports. All loan types are subject to impairment evaluation for a specific allowance once identified as impaired. During the second half of 2008, decline in overall economy was a major contributor to the increase in impaired loans. As of December 31, 2008, impaired loans with specific reserves in the amount of $44.0 million were comprised of commercial loans of $20.7 million, construction real estate loans of $16.1 million and commercial real estate loans of $7.2 million with specific reserves of $6.7 million, $4.3 million and $1.0 million, respectively. Specific reserves of each type of loans represented 32.6%, 29.4% and 13.8% of impaired loans in the respective type of loans. Total specific reserves of $12.5 million represented 28.3% of total impaired loans with specific reserves of $44.0 million.

Allowance for Loan Losses

The following table sets forth the composition of the allowance for loan losses as of dates indicated:

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Specific (impaired loans)	$12,467	$100	$329	$41	$398
Formula (non-homogeneous)	25,122	19,867	16,621	13,481	10,560
Homogeneous	583	510	462	349	269

Total allowance for loan losses	$38,172	$20,477	$17,412	$13,871	$11,227

The Company’s allowance for loan loss methodologies incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in the Company’s markets and, in particular, the state of certain industries. Size and complexity of individual credits, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in its methodologies. As the Company adds new products, increases the complexity of the loan portfolio, and expands the geographic coverage, the Company will enhance the methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have significant impact to the allowance for loan loss calculation. The Company believes that its methodologies continue to be appropriate given its size and level of complexity.

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

Formula Allowance for Identified Graded Loans. Non-homogenous loans such as commercial real estate, construction, commercial business, trade finance and SBA loans that are not subject to the allowance for specifically identified loans discussed above are reviewed individually and subject to a formula allowance. The formula allowance is calculated by applying loss factors to outstanding Pass, Special Mention, Substandard and Doubtful loans. The evaluation of the inherent loss for these loans involves a high degree of uncertainty, subjectivity and judgment because probable loan losses are not identified with a specific loan. In determining the formula allowance, the Company relies on a mathematical calculation that incorporates a six-quarter rolling average of historical losses, which has been adjusted from the twelve quarter analysis used historically. The Company started using the six-quarter rolling average beginning in the fourth quarter of 2008 to better reflect directional consistency in its allowance for loan losses, instead of the twelve-quarter rolling average that the Company has been historically applying. As a result, the two most recent quarters were weighted at 65% of the total loss factor as compared to 39% under the previous methodology. This shortening of the historical period is believed to properly reflect the current market environment and the loss trends in the loan portfolio. Current quarter losses are measured against previous quarter loan balances to develop the loss factor. Loans risk rated Pass, Special Mention and Substandard for the most recent three quarters are adjusted to an annual basis as follows:

•	the most recent quarter is weighted 4/1;

•	the second most recent is weighted 4/2;

•	the third most recent is weighted 4/3.

The formula allowance may be further adjusted to account for the following qualitative factors which have been established at a minimum of 50 basis points:

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

Allowance for Large Groups of Smaller Balance Homogenous Loans. The portion of the allowance allocated to large groups of smaller balance homogenous loans is focused on loss experience for the pool rather than on an analysis of individual loans. Large groups of smaller balance homogenous loans consist of consumer loans to individuals. The allowance for groups of performing loans is based on historical losses over a six-quarter period. In determining the level of allowance for delinquent groups of loans, the Company classifies groups of homogenous loans based on the number of days delinquent and other qualitative factors and trends.

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated.

	As of and For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balances
Average total loans outstanding during the period(22)	$1,800,972	$1,656,842	$1,356,169	$1,123,880	$878,819

Total loans outstanding at end of period(22)	$1,717,511	$1,810,112	$1,554,588	$1,234,615	$1,021,359

Allowance for Loan Losses:
Balance at beginning of period before reserve for losses on commitments at beginning of period	$20,477	$17,412	$13,871	$11,227	$8,804
Loan:
Charge-offs:
Real estate
Construction	402	—	—	—	435
Commercial	319	—	258	—	—
Commercial	4,403	2,725	1,635	623	967
Consumer	2,040	218	333	227	165
Trade finance	1,144	—	—	—	—
SBA	581	609	473	37	63

Total loan charge-offs	8,889	3,552	2,699	887	1,630

Recoveries
Real estate
Construction	—	—	424	—	—
Commercial	—	—	—	—	—
Commercial	128	34	43	102	696
Consumer	131	72	101	12	35
Trade finance	12	—	—	23	41
SBA	135	17	6	24	31

Total recoveries	406	123	574	161	803

Net loan charge-offs	8,483	3,429	2,125	726	827

Provision for loan losses	26,178	6,494	5,666	3,370	3,250

Balance at end of period	$38,172	$20,477	$17,412	$13,871	$11,227

Ratios:
Net loan charge-offs (recoveries) to average loans	0.47%	0.21%	0.16%	0.06%	0.09%
Provision for loan losses to average total loans	1.45	0.39	0.42	0.30	0.37
Allowance for loan losses to gross loans at end of period	2.22	1.13	1.12	1.12	1.10
Allowance for loan losses to total nonperforming loans	187	327	534	471	327
Net loan charge-offs (recoveries) to allowance for loan losses at end of period	22.22	16.75	12.20	5.23	7.37
Net loan charge-offs (recoveries) to provision for loan losses	32.41	52.80	37.50	21.54	25.45

[22]	Net of deferred loan fees and discount on SBA loans sold.

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

The balance of the allowance for loan losses increased to $38.2 million as of December 31, 2008 compared to $20.5 million as of December 31, 2007. This increase was mainly due to the higher credit risk, based on the management’s assessment, inherent in the portfolio resulting from the weak economy as indicated by the increases in charge-offs and nonperforming loans.

Total charge-offs increased to $8.9 million for 2008 from $3.6 million for 2007. Charge-offs for 2008 were primarily in the following industries: general merchandise wholesalers for 34.1%, restaurants for 15.5%, retail industry for 10.7%, grocery for 9.4%, and import/export businesses for 8.1%. The Company continued to provide loan loss provisions to adequately address the inherent credit risk in the loan portfolio as of December 31, 2008. The Company provides an allowance for the credits based on the migration analysis and other qualitative factors and trends. The ratio of the allowance for loan losses to nonperforming loans decreased to 187% at December 31, 2008 as compared to 327% and 534% in 2007 and 2006, respectively.

Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. As of December 31, 2008, management believes the allowance to be adequate based on its assessment of the estimated and known risks in the portfolio, migration analysis of charge-off history and other qualitative factors and trends.

However, no assurance can be given that economic conditions, which adversely affect the Company’s service areas or other circumstances, will not result in an increase in the loan loss provision or loan losses. Nonperforming assets were $20.5 million as of December 31, 2008 compared to $6.6 million as of December 31, 2007. The 2008 increase was primarily due to the weakening economic trends in our markets.

The provision for loan losses in 2008, 2007, and 2006 was $26.2 million, $6.5 million and $5.7 million, respectively. The increase in 2008, 2007 and 2006 was due to the increasing credit risk inherent in the loan portfolio. Total charge-offs in 2008, 2007 and 2006 were $8.9 million, $3.6 million and $2.7 million, respectively. The largest single charge-off during 2008 and 2007 was $1.0 million and $328,000, respectively. Net charge-offs were $8.5 million, $3.4 million and $2.1 million in 2008, 2007 and 2006, respectively.

Allocation of Allowance for Loan Losses

The following table provides a breakdown of the allowance for loan losses by category as of the dates indicated:

	As of December 31,
	2008		2007		2006		2005		2004
	(Dollars in thousands)
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
Real Estate
Construction	$6,913	3.6%	$807	3.8%	$422	2.8%	$332	0.4%	$313	1.7%
Commercial	16,338	66.0	12,781	66.0	10,457	66.9	8,131	62.80	5,954	59.3
Commercial	11,185	19.4	4,192	17.2	3,795	17.8	3,199	19.65	2,665	20.4
Trade Finance	1,828	3.7	790	3.7	762	4.3	943	7.30	875	8.2
SBA	731	2.2	943	3.9	1,190	3.2	535	3.97	487	4.8
Other	—	—	—	—	—	0.0	15	0.12	354	0.1
Consumer	1,177	5.1	964	5.5	786	5.0	716	5.78	579	5.7

	$38,172	100.0	$20,477	100.0%	$17,412	100.0%	$13,871	100.00%	$11,227	100.00%

During 2008 the allowance for loan losses increased by $17.7 million or 86.4% from 2007 as compared to the increase of $3.1 million or 17.6% from 2006 to 2007. The increases in 2008 were primarily due to the increases of $6.1 million or 756.6% for construction real estate loans, $3.6 million or 27.8% for commercial real estate loans, $7.0 million or 166.8% for commercial loans and $1.0 million or 131.4% for trade finance loans as compared to 2007. The allowance for loan provision provided by loan type at December 31, 2008 was 18.1% for construction real estate loans, 42.8% for commercial real estate loans, 29.3% for commercial loans, 4.8% for trade finance loans, 1.9% for SBA loans and 3.1% for consumer loans as compared to 3.9%, 62.4%, 20.5%, 3.9%, 4.6% and 4.7% at December 31, 2007, respectively.

The allocated allowance for construction real estate loans increased by $6.1 million, or 756.6%, to $6.9 million at December 31, 2008, compared to $807,000 at December 31, 2007. Real estate construction loans represented 3.6% of the loan portfolio and 18.1% of the allocated loan loss allowance at December 31, 2008. This disproportional allocation of the allowance for loan losses was a result of heightened concern and significant deterioration of construction real estate loans in the weakening economy and the inability of construction contractors in obtaining permanent financing and difficulties in leasing up the properties.

The allocated allowance for commercial real estate loans increased 27.8% to $16.3 million at December 31, 2008, compared to $12.8 million at December 31, 2007. Real estate commercial loans represented 66.0% of the loan portfolio and 42.8% of the allocated loan loss allowance at December 31, 2008.

The allocated allowance for commercial business loans increased by $7.0 million, or 166.8%, to $11.2 million at December 31, 2008, compared to $4.2 million at December 31, 2007. Commercial business loans represented 19.4% of the loan portfolio and 29.3% of the allocated loan loss allowance at December 31, 2008.

The allocated allowance for trade finance loans increased by $1.0 million, or 131.4%, to $1.8 million at December 31, 2008, compared to $790,000 at December 31, 2007. Trade finance loans represented 3.7% of the loan portfolio and 4.8% of allocated loan loss allowance at December 31, 2008.

The Company has considered and evaluated recent trends in the loan portfolio in the determination of its allocation of allowance for loan losses in the periods discussed above. The historical risk factors were reviewed based on six-quarter weighted average instead of twelve-quarter to better reflect directional consistency and adequately address the trends regarding the weakening economy including increasing unemployment and jobless claims.

Investment Portfolio

The following table summarizes the amortized cost, fair value, and distribution of the Company’s investment securities as of the dates indicated:

	As of December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$299	$300	$500	$504	$489	$488
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	23,997	24,510	35,998	36,315	65,995	65,545
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	117,814	119,137	55,165	55,272	58,008	57,178
U.S. Government sponsored enterprise preferred stock	—	—	3,537	3,537	4,865	5,744
Corporate trust preferred securities	1,111	1,111	11,000	10,230	11,000	11,132
Mutual Funds backed by adjustable rate mortgages	4,500	4,495	4,500	4,499	4,500	4,444
Fixed rate collateralized mortgage obligations	23,511	24,280	17,041	17,228	2,230	2,203
Corporate debt securities	—	—	1,199	1,193	2,197	2,179

Total available for sale	$171,232	$173,833	$128,940	$128,778	$149,284	$148,913

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$3,852	$3,861	$5,327	$5,303	$4,961	$4,909
Municipal securities	5,009	5,018	5,605	5,658	5,630	5,662

Total held to maturity	$8,861	$8,879	$10,932	$10,961	$10,591	$10,571

Total investment securities	$180,093	$182,712	$139,872	$139,739	$159,875	$159,484

The Company’s investment securities portfolio is classified into two categories: Held-to-Maturity or Available-for-Sale. Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), Accounting for Certain Investments in Debt and Equity Securities, also provides for a trading portfolio classification, but the Company had no investment securities in this category for any of the reported periods. The Company classifies securities that it has the ability and intent to hold to maturity as held-to-maturity securities, to be sold only in the event of concerns with an issuer’s credit worthiness, a change in tax law that eliminates their tax-exempt status or other infrequent situations as permitted by SFAS No. 115. All other securities are classified as available-for-sale. The securities classified as held-to-maturity are presented at net amortized cost and available-for-sale securities are carried at their estimated fair values.

The Company aims to maintain an investment portfolio with an adequate mix of fixed-rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. The Company’s investment securities portfolio consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise debt securities, mortgage-backed securities, corporate debt, and U.S. Government sponsored enterprise equity securities. The mortgage backed securities and collateralized mortgage obligations (“CMO”) are all agency-guaranteed residential mortgages. The Company regularly models, evaluates and analyzes each agency CMO’s to capture its unique allocation of principal and interest.

The Company performs regular impairment analyses on the investment securities portfolio. If the Company determines that a decline in fair value is other-than-temporary, an impairment write-down is recognized in current earnings. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security and the Company’s ability and intent on holding the securities until the fair values recover. The securities that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2008 had investment grade ratings upon purchase. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at December 31, 2008. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, the Company has the ability and the intention to hold these securities until their fair values recover to cost. Because the Company has the ability and the intent to hold these investments until recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

The Company owns collateralized debt obligation (“CDO”) securities that are backed by trust preferred securities issued by banks and thrifts. The market for these securities at December 31, 2008 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these CDO’s trade and then by a significant decrease in the volume of trades relative to historical level. There are currently very few market participants who are willing and able to transact for these securities. Moody’s downgraded these CDO’s to non-investment grade for credit impairment on November 13, 2008. As a result of the Company’s periodic review for impairment, the corporate trust preferred securities were written down by $9.9 million during 2008 and the book value of the securities held in the available-for-sale investment portfolio was adjusted to $1.1 million as of December 31, 2008.

As of December 31, 2008, investment securities totaled $182.7 million or 8.9% of total assets, compared to $139.7 million or 6.7% of total assets at December 31, 2007. The increase in the investment portfolio was primarily due to growth in the fixed maturity securities of $64 million and part of the Company’s strategy to mitigate interest rate risk, provide collateral for increased public funds, and to increase liquidity on the balance sheet.

As of December 31, 2008, available-for-sale securities totaled $173.8 million, compared to $128.8 million as of December 31, 2007. Available-for-sale securities as a percentage of total assets increased to 8.5% as of December 31, 2008 from 6.2% as of December 31, 2007. Held-to-maturity securities decreased to $8.9 million as of December 31, 2008, from $10.9 million as of December 31, 2007. This decrease was due to principal pay downs and maturities. The composition of available-for-sale and held-to-maturity securities was 95.1% and 4.9% as of December 31, 2008, compared to 92.2% and 7.8% as of December 31, 2007, respectively. For the year ended December 31, 2008, the yield on the average investment portfolio was 4.93%, representing an increase of 10 basis points as compared to 4.83% for 2007.

As of December 31, 2008, the Company had total fair value of $33.3 million of securities with unrealized losses of $0.7 million as compared to total fair value of $43.8 million and unrealized losses of $1.0 million at December 31, 2007. At December 31, 2008, the market value of securities which have been in a continuous loss position for 12 months or more totaled $7.6 million, with an unrealized loss of $276,000 compared to $28.9 million with an unrealized loss of $225,000, respectively, at December 31, 2008 and 2007, respectively.

The following table summarizes, as of December 31, 2008, the contractual maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

	Within one Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	$6,477	4.39%	$15,324	4.92%	$3,009	4.21%	$—	—%	$24,810	4.70%
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	519	3.90	1,579	4.41	14,319	4.94	102,720	4.90	119,137	4.89
U.S. Government sponsored enterprise preferred stock	—	—	—	—	—	—	—	—	—	—
Corporate trust preferred securities	—	—	—	—	—	—	1,111	5.28	1,111	5.28
Mutual Funds backed by adjustable rate mortgages	4,495	4.03	—	—	—	—	—	—	4,495	4.03
Fixed rate collateralized mortgage obligations	—	—	—	—	1,321	4.70	22,959	5.41	24,280	5.37
Corporate debt securities	—	—	—	—	—	—	—	—	—	—

Total available for sale	$11,491	4.23%	$16,903	4.88%	$18,649	4.81%	$126,790	4.99%	$173,833	4.91%

Held to Maturity (Amortized Cost):
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$—	—%	$—	—%	$—	—%	$3,852	4.83%	$3,852	4.83%
Municipal securities	—	—	1,952	3.93	2,246	3.72	811	3.89	5,009	3.83

Total held to maturity	$—	—%	$1,952	3.93%	$2,246	3.72%	$4,663	4.66%	$8,861	4.26%

Total investment securities	$11,491	4.23%	$18,855	4.78%	$20,895	4.69%	$131,453	4.98%	$182,694	4.88%

Interest Earning Short-Term Investments

The Company invests its short-term excess available funds in overnight Fed Funds and money market funds. As of December 31, 2008 and 2007, the Company had $50.4 million and $7.1 million, respectively, invested in overnight Fed Funds. As of December 31, 2008 and 2007, the amounts invested in money market funds and interest-bearing deposits in other banks were $2.6 million and $2.8 million, respectively. The investment in Fed Funds averaged $6.1 million and $4.6 million for the year ended December 31, 2008 and 2007, respectively. Interest earned on these funds was 1.71% and 5.53% in 2008 and 2007, respectively.

Other Assets

The Company’s investment in the FHLB stock totaled $15.6 million and $15.2 million as of December 31, 2008 and 2007, respectively. FHLB stock is required in order to utilize a borrowing facility when needed. The Company purchased $1.6 million of additional shares of FHLB stock during 2008 due to the FHLB’s minimum capital stock requirement for its member banks based on the member’s December 31 regulatory financial data and on current advances outstanding.

Many banks own investments in stocks issued by the FHLB. The FHLBs are government-sponsored entities (“GSE”). On January 8, 2009 the Federal Home Loan Bank of San Francisco announced that it will not pay a dividend for the fourth quarter of 2008 and will not repurchase excess capital stock on January 31, 2009, the next regularly scheduled repurchase date.

Federal Home Loan Bank stock is recorded at cost and is periodically reviewed for impairment based on the ultimate recovery of par value. No ready market exists for the FHLB stock and is only redeemable by the FHLB. It has no quoted market value and is carried at cost. The cost approximates fair market value based upon the redemption requirements of the FHLB, and this investment is not considered impaired at December 31, 2008. However, stricter capital requirements for the FHLB system could adversely impact the value of the FHLB stock in the future.

Pacific Coast Bankers Bank (“PCBB”) also requires its members to purchase PCBB stocks. No ready market exists for the PCBB stock and is only redeemable by PCBB. The Bank holds 4,000 shares at $15 (split 10 for 1 in October 2008) and the price was at $34.60 at December 31, 2008. There has not been any adverse change in the financial position or condition of PCBB and the investment is not considered impaired at December 31, 2008.

Other investments, totaling $12.9 million and $11.9 million as of December 31, 2008 and 2007, respectively, are comprised of limited partnership interests owned by the Company in affordable housing projects for lower income tenants. Investments in these projects enable the Company to obtain CRA credit and federal and state income tax credits, as previously discussed in “Provision for Income Taxes.”

In addition, the Company invested $10.0 million in bank owned life insurance (“BOLI”) in December 2003. The policies were purchased from MassMutual, Midland National Life, and New York Life, and totaled $10 million at purchase. BOLI is an insurance policy with a single premium paid at policy commencement. Its initial cash surrender value is equivalent to the premium paid, and the value grows through non-taxable increases in its cash surrender value through interest earned on the policy, net of the cost of insurance plus any death benefits ultimately received by the Company. The cash surrender value of BOLI as of December 31, 2008 and 2007 was $12.0 million and $11.6 million, respectively. The Company reviews the insurance carriers annually and based on the recent assessment, the investment is not considered impaired at December 31, 2008.

Carrier ratings at 12/31/08	Moody’s	S&P	Fitch
Mass Mutual	Aa1	AAA	AAA
Midland National Life	n/a	AA-	AA-
New York Life	Aaa	AAA	AAA

Even though BOLI and the investment in affordable housing partnerships generally enhance profitability, they are not classified as interest-earning assets.

Cash on hand and balances due from correspondent banks represent the largest component of the Company’s non-earning assets. Cash on hand and balances due from correspondent banks represented 2.2% and 2.8% of total assets at December 31, 2008 and 2007, respectively. The outstanding balance of cash and due from banks was $45.1 million and $58.3 million as of December 31, 2008 and 2007, respectively. The ratio of average cash and due from banks to average total assets declined to 2.5% for 2008 as compared to 3.5% for 2007. The Company maintained balances at correspondent banks to cover daily in-clearings and other activities. The average reserve balance requirements were approximately $6.3 million and $12.5 million as of December 31, 2008 and 2007, respectively, most of which was covered by cash on hand and vault cash held (no additional balances were maintained with the Federal Reserve Bank for this purpose).

A significant component of non-earning assets is Premises and Equipment, which is stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related leases, or the estimated useful lives of the improvements, whichever is shorter. Depreciation expenses were $2.1 million and $1.9 million in 2008 and 2007, respectively. The net book value of the Company’s premises and equipment totaled $14.7 million at December 31, 2008, an increase of $1.1 million, compared to $13.6 million at December 31, 2007.

Other assets increased by $4.2 million to $7.7 million as of December 31, 2008 compared to $3.5 million at December 31, 2007. The increase principally reflects $2.3 million in income tax receivable and $1.4 million in a long-term receivable as a result of the KEIC litigation settlement.

Deposits

The composition and cost of the Company’s deposit base are important components in analyzing its net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. Net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost core deposits, namely non-interest-bearing demand, NOW accounts, savings accounts and money market deposit accounts. Liquidity is impacted by the volatility of deposits or other funding instruments, or in other words their propensity to leave the institution for rate-related or other reasons. Potentially, the most volatile deposits in a financial institution are large certificates of deposit (e.g., generally time deposits with balances exceeding $100,000). Because these deposits (particularly when considered together with a customer’s other specific deposits) may exceed FDIC insurance limits, depositors may select shorter maturities to offset perceived risk elements associated with such deposits.

The Company offers a wide variety of retail deposit account products to both consumer and commercial deposit customers. Time deposits, which are the Company’s highest cost deposits, consist primarily of retail fixed-rate certificates of deposit, and comprised 49.5% and 58.1% of the deposit portfolio at December 31, 2008 and 2007, respectively. The ratio of non-interest- bearing deposits to total deposits was 19.3% and 23.0% at December 31, 2008, and 2007, respectively. All other deposits, which include interest-bearing checking accounts (NOW), savings and money market accounts, accounted for the remaining 31.2% and 19.0% of the deposit portfolio at December 31, 2008 and 2007, respectively.

Deposit growth remains challenging as the Company continues to experience heightened market competition. Deposits increased 1.6% to $1.60 billion at December 31, 2008, from $1.58 billion at December 31, 2007, largely due to $370.2 million in deposits acquired through brokered deposits. Deposit growth was comprised of increases in money market accounts of $203.0 million or 83.1% and time deposits of $25.8 million or 1.6%. These increases were partially offset by decreases in jumbo time deposits of $152.3 million or 19.0%, and non-interest-bearing demand deposits of $53.3 million or 14.7%. During the fourth quarter of 2008, the Company experienced loss of deposits totaling approximately $65.0 million when customers transferred deposits to South Korea as a result of the devaluation of South Korean currency to the U.S. dollar. Core deposits, or non-jumbo time deposit accounts, amounted to $953.3 million at December 31, 2008, representing 59.5% of total deposits, with jumbo time deposits representing the remaining 40.5%. This is higher than the Company’s core deposit ratio of 51.9% at December 31, 2007.

As of December 31, 2008 and 2007, time deposits of $100,000 or more totaled $650.2 million and $802.5 million, respectively, representing 40.5% and 50.9%, respectively, of the total deposit portfolio. These accounts, consisting primarily of consumer deposits and deposits from the State of California, had a weighted average interest rate of 3.98% and 5.22% at December 31, 2008 and 2007, respectively.

The following table provides the remaining maturities of the Company’s time deposits in denominations of $100,000 or greater as of December 31, 2008 and 2007:

	As of December 31,
	2008	2007
	(Dollars in thousands)
Three months or less	$327,766	$412,981
Over three months through six months	135,859	231,462
Over six months through twelve months	161,024	149,097
Over twelve months	25,528	8,984

Total	$650,177	$802,524

The Company’s average deposit cost decreased to 2.85% during 2008 from 3.59% in 2007.

Information concerning the average balance and average rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield table in the previous section entitled “Results of Operations—Net Interest Margin”.

Other Borrowed Funds

As of December 31, 2008, the Company borrowed $192.2 million as compared to $298.5 million at December 31, 2007 from the Federal Home Loan Bank of San Francisco with note terms from less than 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at the predetermined schedules over the life of the notes. Of the $192.2 million outstanding, $145.0 million is composed of six fixed rate term advances, each with an option to be called by the FHLB after the lockout dates varying from 6 months to 2 years. If market interest rates are higher than the advances’ stated rates at that time, the advances will be called by the FHLB and the Company will be required to repay the FHLB. If market interest rates are lower after the lockout period, then the advances will not be called by the FHLB. If the advances are not called by the FHLB, then they will mature on the maturity date ranging from 4 years to 10 years. The Company may repay the advances with a prepayment penalty at any time. If the advances are called by the FHLB, there is no prepayment penalty.

Under the FHLB borrowing agreement, the Company has pledged under a blanket lien all qualifying commercial and residential loans as collateral with a total carrying value of $1.0 billion at December 31, 2008 as compared to $1.2 billion at December 31, 2007.

Total interest expense on FHLB borrowings was $9.3 million and $11.2 million for the years ended December 31, 2008 and 2007, respectively, reflecting average interest rates of 3.62% and 5.01%, respectively.

The Company also regularly uses short-term borrowing from the U.S. Treasury to manage Treasury Tax and Loan payments. Notes issued to the U.S. Treasury amounted to $0.8 million as of December 31, 2008 compared to $1.1 million as of December 31, 2007. Interest expense on these borrowings was $9,000 and $25,000 in 2008 and 2007, respectively, reflecting average interest rates of 1.21% and 2.23%, respectively. The details of these borrowings for the years 2008, 2007, and 2006 are presented in Note 9 to the Consolidated Financial Statements in Item 8 herein.

In addition, the issuance of a long-term subordinated debenture at the end of 2004 in connection with the issuance of $18.6 million in “pass-through” trust preferred securities provided an additional source of funding. (See Note 11 to the Financial Statements in Item 8 herein).

Short-term borrowings principally include overnight fed funds purchased and advances from the FHLB. The details of these borrowings for the years 2008, 2007, and 2006 are presented below:

	2008	2007	2006
	(dollars in thousands)
Federal funds purchased:
Balance at December 31,	$—	$—	$5,000
Average amount outstanding	6,144	308	140
Maximum amount outstanding at any month end	—	—	5,000
Average interest rate for the year	1.71%	4.52%	5.36%
FHLB borrowings:
Balance at December 31,	$192,181	$151,000	$217,000
Average amount outstanding	255,928	154,020	76,026
Maximum amount outstanding at any month end	295,237	279,000	217,000
Average interest rate for the year	3.62%	5.26%	5.35%

Contractual Obligations

The following table presents, as of December 31, 2008, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Payments due by period
	2009	2010	2011	2012	2013 and thereafter	Total
	(Dollars in thousands)
Debt obligations(23)	$—	$—	$—	$—	$18,557	$18,557
FHLB advances	45,343	361	25,381	100,295	20,801	192,181
Deposits	782,259	33,797	7,269	3,975	4,215	831,515
Operating lease obligations	2,388	2,161	1,313	1,216	3,039	10,117

Total contractual obligations	$829,990	$36,319	$33,963	$105,486	$46,612	$1,052,370

[23]	Includes principal payments only.

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

Total unused commitments to extend credit were $220.1 million and $281.8 million at December 31, 2008 and 2007, respectively. Unused commitments represented 12.8% and 15.5% of outstanding gross loans at December 31, 2008 and 2007, respectively. The Company’s standby letters of credit and commercial letters of credit at December 31, 2008 were $11.3 million and $21.5 million, respectively, as compared to $8.2 million and $19.6 million, respectively, at December 31, 2007.

Liabilities for losses on outstanding commitments of $263,000 and $317,000 were reported separately in other liabilities at December 31, 2008 and 2007.

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

The Company’s strategy for asset and liability management is formulated and monitored by the Company’s Asset/Liability Board Committee (the “Board Committee”). This Board Committee is composed of four non-employee directors and the President. The Board Committee meets quarterly to review and adopt recommendations of the Asset/Liability Management Committee (“ALCO”).

The ALCO consists of executive and manager level officers from various areas of the Company including lending, investment, and deposit gathering, in accordance with policies approved by the board of directors. The primary goal of the Company’s ALCO is to manage the financial components of the Company’s balance sheet to optimize the net income under varying interest rate environments. The focus of this process is the development, analysis, implementation, and monitoring of earnings enhancement strategies, which provide stable earnings and capital levels during periods of changing interest rates.

The ALCO meets regularly to review, among other matters, the sensitivity of the Company’s assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, and maturities of investments and borrowings. The ALCO also approves and establishes pricing and funding decisions with respect to overall asset and liability composition, and reports regularly to the Board Committee and the board of directors.

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

The Company’s overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and economic value of equity. Economic value of equity (“EVE”) is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Company simulates the effect of instantaneous interest rate changes on net interest income and EVE on a quarterly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of December 31, 2008 and 2007, respectively, assuming a parallel shift of 100 to 300 basis points in both directions.

	Net Interest Income(24)		Economic Value of Equity (EVE)(25)
Change (In Basis Points)	December 31, 2008 % Change	December 31, 2007 % Change	December 31, 2008 % Change	December 31, 2007 % Change
+300	18.55%	5.14%	-19.12%	-31.64%
+200	19.92%	3.59%	-10.88%	-20.85%
+100	6.70%	1.88%	-4.79%	-9.46%
Level
-100	1.24%	-4.06%	1.75%	6.95%
-200	6.92%	-8.64%	3.31%	12.12%
-300	13.51%	-13.46%	4.75%	16.76%

[24]	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.
[25]	The percentage change represents economic value of equity of the Company in a stable interest rate environment versus economic value of equity in the various rate scenarios.

All interest-earning assets and interest-bearing liabilities are included in the interest rate sensitivity analysis at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, respectively, our estimated changes in net interest income and economic value of equity were within the ranges established by the Board of Directors. At December 31, 2008 and 2007, respectively, all interest-earning assets and interest-bearing liabilities are included in the interest rate sensitivity analysis. Our estimated changes in net interest income and economic value of equity were within the ranges established by the Board of Directors, with the exception of up 200 basis points and 300 basis points scenarios in the economic value of equity at December 31, 2008 and 2007, respectively. The increase in fixed rate loans as a percentage of the total loan portfolio from 48% at December 31, 2007 to 61% at December 31, 2008 had the most significant impact on the change in EVE.

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

Liquidity

The objective of liquidity risk management is to ensure that the Company has the continuing ability to maintain cash flows that are adequate to fund operations and meet its other obligations on a timely and cost-effective basis in various market conditions. Changes in the composition of its balance sheet, the ongoing diversification of its funding sources, risk tolerance levels and market conditions are among the factors that influence the Company’s liquidity profile. The Company establishes liquidity guidelines and maintains contingency liquidity plans that provide for specific actions and timely responses to liquidity stress situations.

As a means of augmenting the liquidity sources, the Company has available a combination of borrowing sources comprised of FHLB advances, federal funds lines with various correspondent banks, and access to the wholesale markets. The Company believes these liquidity sources to be stable and adequate. At December 31, 2008, the Company was not aware of any information that was reasonably likely to have a material adverse effect on our liquidity position.

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

	As of December 31, 2008	As of December 31, 2007
Net loans	$1,679,340	$1,789,635
Deposits	1,603,519	1,577,674
Net loan to deposit	104.7%	113.4%

As of December 31, 2008, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 8.0%, compared to 5.6% at December 31, 2007. The Company’s liquidity ratio increased as a result of a reduction in cash and other marketable assets during 2008 as investments matured and cash and due from banks accounts were more efficiently managed. Total available liquidity as of December 31, 2008 was $132.6 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available-for-sale securities. The Company’s net non-core fund dependence ratio was 52.7% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $290 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The net non-core fund dependence ratio was 35.8% assuming this $290 million is stable and core fund sources and certain portions of money market account as volatile. The net non-core fund dependence ratio is the ratio of net short-term investments less non-core liabilities divided by long-term assets. All of the ratios were in compliance with internal guidelines as of and for the year ended December 31, 2008. The Company is looking toward the growth of retail deposits, borrowings and brokered deposits to meet its liquidity needs in the future.

At December 31, 2008, the Company had available $100 million in federal funds lines, $321 million FHLB borrowings, and $25 million line of credit held at the holding company totaling $446 million of available funding sources. This does not include the Company’s ability to purchase wholesale brokered deposits. Additionally, $23 million in investment securities may be pledged as collateral for repurchase agreements and other credit facilities. The Company’s application for the Borrower In Custody arrangement has been approved by the Federal Reserve Bank of San Francisco in January 2009. Collateral held in such an arrangement may be used to secure advances and/or credit for the discount window program and will provide the Company with additional source of liquidity.

	FHLB	Fed Funds Facility	Holding Co. line	Total
	(Dollars in thousands)
Total capacity	$512,932	$100,000	$25,000	$637,932
Used	(192,181)	—	—	(192,181)

Available	$320,751	$100,000	$25,000	$445,751

Capital Resources

Shareholders’ equity as of December 31, 2008 was $214.6 million, compared to $157.5 million as of December 31, 2007. The increase in capital primarily resulted from issuance of preferred stock under the TARP Capital Purchase Program, issuance of common stock as part of KEIC litigation settlement, net income for the year, and proceeds and tax benefits from the exercise of employee and/or director stock options, offset by the cumulative effect from adoption of EITF 06-4 and dividends for the preferred stock issued under TARP Capital Purchase Program and common stock. The Company issued trust preferred securities of $18 million in 2004 through its wholly owned subsidiary, Center Capital Trust I. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements that represent Tier I capital would be limited to 25 percent of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 7.4% of the Company’s Tier I capital. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale and share-based compensation expense under SFAS 123R.

As part of the TARP Capital Purchase Program, the Company entered into a purchase agreement with the Treasury Department on December 12, 2008, pursuant to which the Company issued and sold 55,000 shares of fixed-rate cumulative perpetual preferred stock for a purchase price of $55 million and 10-year warrants to purchase 864,780 shares of the Company’s common stock at an exercise price of $9.54 per share. The Company will pay the Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed.

The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company is financially sound and able to support its growth from its retained earnings. Until October 2003, the Company had been reinvesting all of its earnings into its capital in order to support the Company’s continuous growth, and paid only stock rather than cash dividends. Beginning in October 2003 Center Financial commenced a new dividend policy of paying quarterly cash dividends to its shareholders. In accordance with this policy, the Company continued to pay quarterly cash dividends of 5 cents per share in 2008, for a total of $3.3 million.

On March 25, 2009, the Company’s board of directors suspended its quarterly cash dividend of $0.05 from the first quarter of 2009 based on adverse economic conditions and reduction in earnings of the Company. The Company has determined that this is a prudent, safe and sound practice to preserve capital. The Company would be required to obtain the Treasury Department’s approval to reestablish common stock dividend in the future until it has redeemed the preferred stock issued under TARP CPP.

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose Tier I risk based capital ratio, total risk based capital ratio and leverage ratio meet or exceed 6%, 10% and 5%, respectively, are deemed to be “well-capitalized.” As of December 31, 2008, all of the Company’s capital ratios were above the minimum regulatory requirements for a “well-capitalized” institution.

The following table compares Center Financial’s and the Bank’s actual capital ratios at December 31, 2008 and 2007, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Risk Based Ratios
2008
Total Capital (to Risk-Weighted Assets)	13.84%	13.13%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	12.58%	11.87%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	11.28%	10.64%	4.00%	5.00%

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Risk Based Ratios
2007
Total Capital (to Risk-Weighted Assets)	10.42%	10.19%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	9.31%	9.08%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	8.49%	8.28%	4.00%	5.00%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent registered public accounting firm’s reports are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Center Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Center Financial Corporation (a California corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Center Financial Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, Center Financial Corporation adopted EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” in 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Center Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2009 expressed an adverse opinion on the effectiveness of Center Financial Corporation’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Los Angeles, California

March 30, 2009

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2008	2007
	(Dollars in thousands)
ASSETS
Cash and due from banks	$45,129	$58,339
Federal funds sold	50,435	7,125
Money market funds and interest-bearing deposits in other banks	2,647	2,825

Cash and cash equivalents	98,211	68,289
Securities available for sale, at fair value	173,833	128,778
Securities held to maturity, at amortized cost (fair value of $8,879 as of December 31, 2008 and $10,961 as of December 31, 2007)	8,861	10,932
Federal Home Loan Bank and Pacific Coast Bankers Bank stock, at cost	15,673	15,219
Loans, net of allowance for loan losses of $38,172 as of December 31, 2008 and $20,477 as of December 31, 2007	1,669,476	1,748,143
Loans held for sale, at the lower of cost or market	9,864	41,492
Premises and equipment, net	14,739	13,585
Customers’ liability on acceptances	4,503	3,292
Other real estate owned, net	—	380
Accrued interest receivable	7,477	8,886
Deferred income taxes, net	19,855	13,142
Investments in affordable housing partnerships	12,936	11,911
Cash surrender value of life insurance	11,992	11,583
Goodwill	1,253	1,253
Intangible assets, net	213	267
Other assets	7,723	3,511

TOTAL	$2,056,609	$2,080,663

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$310,154	$363,465
Interest-bearing	1,293,365	1,214,209

Total deposits	1,603,519	1,577,674
Acceptances outstanding	4,503	3,292
Accrued interest payable	7,268	13,213
Other borrowed funds	193,021	299,606
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	15,174	10,868

Total liabilities	1,842,042	1,923,210
Commitments and Contingencies	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, par value of $1,000 per share; authorized 10,000,000 shares; issued and outstanding, 55,000 shares and none as of December 31, 2008 and 2007, respectively	52,959	—
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,789,080 shares and 16,366,791 shares (including 10,400 shares and 8,850 shares of unvested restricted stock) as of December 31, 2008 and December 31, 2007, respectively	74,254	67,006
Retained earnings	85,846	90,541
Accumulated other comprehensive income (loss), net of tax	1,508	(94)

Total shareholders’ equity	214,567	157,453

Total	$2,056,609	$2,080,663

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31,

	2008	2007	2006
	(Dollars in thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$122,424	$135,290	$114,238
Interest on federal funds sold	105	255	1,575
Interest on taxable investment securities	7,746	6,416	7,547
Interest on tax-advantaged investment securities	205	516	528
Dividends on equity stock	610	689	419
Money market funds and interest-earning deposits	117	75	422

Total interest and dividend income	131,207	143,241	124,729

INTEREST EXPENSE:
Interest on deposits	46,126	54,195	47,403
Interest expense on long-term subordinated debentures	1,187	1,493	1,455
Interest on borrowed funds	9,294	11,298	4,461

Total Interest expense	56,607	66,986	53,319

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	74,600	76,255	71,410
PROVISION FOR LOAN LOSSES	26,178	6,494	5,666

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	48,422	69,761	65,744
NONINTEREST INCOME:
Customer service fees	7,658	6,940	8,181
Fee income from trade finance transactions	2,520	2,621	3,412
Wire transfer fees	1,153	899	897
Gain on sale of loans	1,017	618	3,335
Net loss on sale of securities available for sale	—	—	(115)
Loan service fees	1,357	1,720	1,842
Insurance settlement—legal fees	—	—	2,520
Other income	1,671	2,065	2,154

Total noninterest income	15,376	14,863	22,226

NONINTEREST EXPENSE:
Salaries and employee benefits	23,726	25,650	23,684
Occupancy	4,480	4,176	3,653
Furniture, fixtures, and equipment	2,103	2,072	1,933
Data processing	2,169	2,062	2,100
Legal fees	2,203	1,493	2,709
Accounting and other professional service fees	1,362	1,730	1,478
Business promotion and advertising	1,900	2,390	2,572
Stationery and supplies	560	553	647
Telecommunications	757	637	650
Postage and courier service	789	738	731
Security service	1,131	1,031	991
Impairment loss on securities available for sale	9,889	1,328	—
Regulatory assessment	1,265	765	329
KEIC litigation settlement	7,522	—	—
Other operating expenses	5,369	4,410	3,850

Total noninterest expense	65,225	49,035	45,327

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(1,427)	35,589	42,643
INCOME TAX (BENEFIT) PROVISION	(1,647)	13,646	16,485

NET INCOME	220	21,943	26,158
PREFERRED STOCK DIVIDENDS AND ACCRETION OF PREFERRED STOCK DISCOUNT	(155)	—	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$65	$21,943	$26,158

EARNINGS PER SHARE:
Basic	$0.00	$1.32	$1.58

Diluted	$0.00	$1.31	$1.57

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

	Preferred Stock	Common Stock		Common Stock Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
		Number of Shares	Amount
	(Dollars and Share Numbers in thousands)
BALANCE, JANUARY 1, 2006	$—	16,439	$65,622	$—	$48,268	$(1,176)	$112,714
Comprehensive income
Net income	—	—	—	—	26,158	—	26,158
Other comprehensive income, net of tax
Change in unrealized gain on securities available for sale	—	—	—	—	—	961	961

Comprehensive income							27,119

Stock options exercised	—	194	2,305	—	—	—	2,305
Tax benefit from stock options exercised	—	—	523	—	—	—	523
Share-based compensation	—	—	722	—	—	—	722
Cash dividend ($0.16) per share	—	—	—	—	(2,649)	—	(2,649)

BALANCE, DECEMBER 31, 2006	—	16,633	69,172	—	71,777	(215)	140,734
Comprehensive income
Net income	—	—	—	—	21,943	—	21,943
Other comprehensive income, net of tax
Change in unrealized gain on securities available for sale	—	—	—	—	—	121	121

Comprehensive income							22,064

Stock options exercised	—	99	1,226	—	—	—	1,226
Restricted stock, net of forfeitures	—	9	18	—	—	—	18
Share-based compensation	—	—	1,198	—	—	—	1,198
Purchases of common stock	—	(374)	(4,608)	—	—	—	(4,608)
Cash dividend ($0.19) per share	—	—	—	—	(3,179)	—	(3,179)

BALANCE, DECEMBER 31, 2007	—	16,367	67,006	—	90,541	(94)	157,453

Cumulative effect from adoption of EITF 06-4	—	—	—	—	(1,445)	—	(1,445)

BALANCE, JANUARY 1, 2008	—	—	—	—	89,096	—	156,008
Comprehensive income
Net income	—	—	—	—	220	—	220
Other comprehensive income, net of tax
Change in unrealized gain on securities available for sale	—	—	—	—	—	1,602	1,602

Total Comprehensive income							1,822

Issuance of preferred stock (55,000 shares)	52,949	—	—	—	—	—	52,949
Issuance of common stock warrants (864,780 shares)	—	—	—	2,051	—	—	2,051
Accretion of preferred stock discount	10	—	—	—	(10)	—	—
Common stock issued	—	415	4,000	—	—	—	4,000
Stock options exercised	—	4	22	—	—	—	22
Restricted stock, net of forfeitures	—	3	29	—	—	—	29
Share-based compensation	—	—	1,146	—	—	—	1,146
Cash dividends:
Preferred stock (5% per share)	—	—	—	—	(145)	—	(145)
Common stock ($0.20 per share)	—	—	—	—	(3,315)	—	(3,315)

BALANCE, DECEMBER 31, 2008	$52,959	16,789	$72,203	$2,051	$85,846	$1,508	$214,567

(Continued)

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME—(Continued)

YEAR ENDED DECEMBER 31,

	2008	2007	2006
Disclosures of reclassification amounts for the years ended December 31,
Unrealized holding gain arising during period, net of tax expenses of $1,160 in 2008, $89 in 2007 and $649 in 2006	$1,602	$121	$895
Less reclassification adjustment for amounts included in net income, net of tax benefit of $0 in 2008, $0 in 2007, and $(48) in 2006	—	—	66

Net change in unrealized gain on securities available for sale, net of tax expense of $1,160 in 2008, $89 in 2007, and $697 in 2006	$1,602	$121	$961

(Concluded)

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,

	2008	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$220	$21,943	$26,158
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation expenses related to stock options and restricted stocks	1,175	1,216	722
Depreciation and amortization	3,539	2,763	2,429
Amortization of deferred fees	(1,406)	(2,101)	(1,253)
Mark to market adjustments on interest rate swaps	—	—	229
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	35	66	(196)
Provision for loan losses	26,178	6,494	5,666
Impairment loss on securities available for sale	9,889	1,328	—
Common stock issued for legal settlement	4,000	—	—
Net (gain) loss on sale of premises and equipment	—	(9)	125
Net loss on sale of securities available for sale	—	—	115
Net increase in loans held for sale	(11,198)	(30,479)	(64,127)
Gain on sale of loans	(1,017)	(618)	(3,335)
Proceeds from sale of loans	67,449	21,680	66,330
Net gain on sale of other real estate owned	(137)	—	—
Deferred tax provision	(7,874)	(1,949)	(2,216)
Federal Home Loan Bank stock dividend	(775)	(642)	(323)
Decrease (increase) in accrued interest receivable	1,409	(312)	(2,088)
Net increase in cash surrender value of life insurance policy	(409)	(400)	(378)
(Decrease) increase in other assets and servicing assets	(5,358)	2,273	(546)
(Increase) decrease in accrued interest payable	(5,945)	1,755	2,374
Increase in accrued expenses and other liabilities	3,927	927	2,252

Net cash provided by operating activities	83,702	23,935	31,938

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(98,826)	(54,448)	(9,090)
Proceeds from principal repayment, matured, or called available-for-sale securities	43,082	73,416	74,038
Proceeds from sale of available for sale securities	3,537	—	13,920
Purchase of securities held to maturity	—	(2,195)	(2,467)
Proceeds from matured, called or principal repayment on securities held to maturity	2,062	1,837	2,910
Redemption (purchase) of Federal Home Loan Bank and other equity stock	321	(3,512)	(5,308)
Payments from net swap settlement	—	—	(256)
Net decrease (increase) in loans	27,637	(248,256)	(321,883)
Proceeds from recoveries of loans previously charged off	406	123	574
Purchases of premises and equipment	(3,203)	(2,100)	(1,489)
Proceeds from disposal of equipment	1	12	252
Proceeds from sale of other real estate owned	2,383	—	—
Net increase in investments in affordable housing partnerships	(2,147)	(5,729)	(3,008)

Net cash used in investing activities	(24,747)	(240,852)	(251,807)

(Continued)

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

YEAR ENDED DECEMBER 31,

	2008	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	25,845	148,275	(51,156)
Net (decrease) increase in other borrowed funds	(106,585)	70,116	200,846
Proceeds from issuance of preferred stock	55,000	—	—
Proceeds from stock options exercised	22	1,226	2,305
Tax benefit in excess of recognized cumulative compensation costs	—	—	523
Payment of cash dividend	(3,315)	(3,179)	(2,649)
Purchases of common stock	—	(4,608)	—

Net cash (used in) provided by financing activities	(29,033)	211,830	149,869

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,922	(5,087)	(70,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	68,289	73,376	143,376

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$98,211	$68,289	$73,376

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$62,552	$65,232	$50,945
Income taxes paid	$8,350	$12,612	$19,370
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING, OPERATING, AND FINANCING ACTIVITIES:
Cash dividend accrual for common stock	$840	$840	$665
Cash dividend accrual for preferred stock	$145	$—	$—
Accretion of preferred stock discount	$10	$—	$—
Transfer of loans to other real estate owned	$2,246	$380	$—

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

The Bank is a California state-chartered and Federal Deposit Insurance Corporation (“FDIC”) insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters are located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank provides comprehensive financial services for small to medium sized business owners, primarily in Southern California. The Bank specializes in commercial loans, most of which are secured by real property, to small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans. The Bank’s primary market is the greater Los Angeles metropolitan area, including Los Angeles, Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has 19 full-service branch offices, 16 of which are located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all California branches as de novo branches, and one branch in Chicago, Illinois by acquisition in 2004. The Bank opened one new branch in the Seattle area of Washington in November 2007, and one new branch in Diamond Bar, California in March 2008. The Bank also operates six Loan Production Offices (“LPOs”) in Seattle, Denver, Washington D.C., Atlanta, Dallas and Northern California. Effective February 17, 2009, the Company closed five of its six LPOs including Denver, Washington D.C., Atlanta, Dallas and Northern California.

In December 2003, Center Financial formed a wholly owned subsidiary, Center Capital Trust I, a Delaware statutory business trust, for the exclusive purpose of issuing and selling trust preferred securities.

Center Financial’s principal source of income is generally dividends from the Bank and equity earnings in the Bank. The expenses of Center Financial, including interest on junior subordinated debenture issued to Center Capital Trust I, legal and accounting professional fees and NASDAQ listing fees have been and will generally be paid by the cash on hand or from dividends paid by the Bank.

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

Significant Group Concentration of Credit Risk

Most of the Company’s activities are with customers located within the greater Los Angeles region. Note 3 discusses the Company’s investment securities and Note 4 discusses the Company’s lending activities.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the valuation of investment securities, the allowance for loan losses, the valuation of foreclosed real estate, deferred tax assets and the results of litigation.

Reclassifications

Reclassifications have been made to the prior year financial statements to conform to the current presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, overnight federal funds sold, money market funds, and interest-bearing deposits in other banks, all of which have original maturities of less than 90 days.

The Company is required to maintain minimum reserve balances in cash with the Federal Reserve Bank. The average reserve balance requirement was approximately $6.3 million and $12.5 million during 2008 and 2007, respectively. The Company had a restricted balance in its due from banks in the amount of $0 and $2.0 million at December 31, 2008 and 2007, respectively.

Investment Securities

Investment securities are classified into three categories and accounted for as follows:

(i) securities the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost;

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

Federal Home Loan Bank and Other Equity Stock

As a member of the Federal Home Loan Bank (“FHLB”) of San Francisco, the Company is required to own common stock in the FHLB based upon the Company’s balance of residential mortgage loans, mortgage-backed

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities, and outstanding advances. The Company’s investment in FHLB stock totaled $15.6 million and $11.0 million as of December 31, 2008 and 2007, respectively. In addition, the Company had invested $60,000 in Pacific Coast Bankers’ Bank stock as of December 31, 2008 and 2007. The instruments are carried at cost in the Consolidated Statements of Financial Condition.

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

Servicing assets and servicing liabilities are recognized when loans are sold with servicing retained. The servicing assets, net of servicing liabilities, are included in other assets in the accompanying consolidated statements of financial condition and is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, using a discount rate of the related note rate plus 2 percent. The servicing asset is amortized in proportion to and over the period of estimated servicing income. Management periodically evaluates the servicing asset for impairment, which is the carrying amount of the servicing asset in excess of the related fair value. The fair value of servicing assets was determined using a weighted average discount rate of 10 percent and prepayments speed of 16.3 percent and 17.1 percent at December 31, 2008 and 2007, respectively. Impairment, if it occurs, is recognized in a valuation allowance in the period of the impairment.

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investments in Affordable Housing Partnerships

The Company owns limited partnership interests in projects of affordable housing for lower income tenants. The investments in which the Company has significant influence are recorded using the equity method of accounting. For those investments in limited partnerships for which the Company does not have a significant influence, such investments are accounted for using the cost method of accounting and the annual amortization is based on the proportion of tax credits received in the current year to the total estimated tax credits to be allocated to the Company. The tax credits are recognized in the consolidated financial statements to the extent they are utilized on the Company’s tax returns.

Long Term Subordinated Debentures

The Company established Center Capital Trust I in December 2003 (the “Trust”) as a statutory business trust, which is a wholly owned subsidiary of the Company. In the private placement transaction, the Trust issued $18.0 million of floating rate (3-month LIBOR plus 2.85%) capital securities representing undivided preferred

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock and Common Stock Warrants

The Company issued and sold 55,000 shares of fixed-rate cumulative perpetual preferred stock and a 10-year warrant to purchase 864,780 shares of the Company’s common stock at an exercise price of $9.54 per share to the Treasury Department on December 12, 2008. The Company will pay the Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed. The cumulative dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year.

Earnings per Common Share

Basic earnings per share (“EPS”) exclude dilution and are computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options, awards or warrants were exercised or vested which resulted in the issuance of common stock that then shared in the earnings. In the calculation of EPS, distribution to preferred shareholders including dividend to preferred shareholders and accretion of preferred stock discount is deducted from net earnings to arrive at the net income available to common shareholders.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted SFAS No. 157 as of January 1, 2008.

In September 2006, EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, was issued. The Task Force reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits under FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions or APB Opinion No. 12, Omnibus Opinion—1967 based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF Issue No. 06-4 as of January 1, 2008 and the cumulative effect of a change in accounting principle to recognize postretirement liability totaled to $1.4 million and was recorded as a reduction of equity.

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted subject to certain conditions including the adoption of SFAS No. 157 at the same time. The Company will adopt SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB No. 110”), Certain Assumptions Used in Valuation Methods, which extends the use of the “simplified” method, under certain circumstances, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. Prior to SAB No. 110, SAB No. 107 stated that the simplified method was only available for grants made up to December 31, 2007. The Company continued to use the simplified method in developing an estimate of expected term of stock options.

In October 2008, the FASB Staff issued a FASB Staff Position (“FSP”) related to SFAS No. 157, FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active. The provisions of FSP 157-3 are effective on issuance, or October 10, 2008. FSP 157-3 clarifies the application of SFAS No. 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The issuance of FSP 157-3 and the Company’s adoption of FSP 157-3 did not have an effect on the Company’s consolidated financial statements. Application issues addressed by the FSP include:

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. INVESTMENT SECURITIES

The following is a summary of the investment securities at December 31, 2008 and 2007:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
2008
Available for Sale:
U.S. Treasury	$299	$1	$—	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	23,997	513	—	24,510
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	117,814	1,932	(609)	119,137
Corporate trust preferred securities	1,111	—	—	1,111
Mutual Funds backed by adjustable rate mortgages	4,500	—	(5)	4,495
Fixed rate collateralized mortgage obligations	23,511	769	—	24,280

Total available for sale	$171,232	$3,215	$(614)	$173,833

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$3,852	$61	$(52)	$3,861
Municipal securities	5,009	70	(61)	5,018

Total held to maturity	$8,861	$131	$(113)	$8,879

2007
Available for Sale:
U.S. Treasury	$500	$4	$—	$504
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	35,998	325	(8)	36,315
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	55,165	309	(202)	55,272
U.S. Government sponsored enterprise preferred stock	3,537	—	—	3,537
Corporate trust preferred securities	11,000	—	(770)	10,230
Mutual Funds backed by adjustable rate mortgages	4,500	—	(1)	4,499
Fixed rate collateralized mortgage obligations	17,041	202	(15)	17,228
Corporate debt securities	1,199	—	(6)	1,193

Total available for sale	$128,940	$840	$(1,002)	$128,778

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$5,327	$4	$(28)	$5,303
Municipal securities	5,605	56	(3)	5,658

Total held to maturity	$10,932	$60	$(31)	$10,961

Accrued interest and dividends receivable on investment securities totaled $1.2 million and $1.2 million at December 31, 2008 and 2007, respectively. For the years ended December 31, 2008, 2007, and 2006, proceeds from sales of securities available for sale amounted to $3.5 million, $0 and $13.9 million, respectively, with gross realized loss of $0, $0 and $115,000, respectively.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2008, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2037, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the U.S. government sponsored enterprises, which issued preferred stock with no maturity, have the right to call these obligations at par.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Within 1 year	$6,299	$6,477	$—	$—
Over 1 year through 5 years	14,997	15,324	1,951	1,983
Over 5 years through 10 years	3,000	3,009	2,246	2,285
Over 10 years	1,111	1,111	812	750

	25,407	25,921	5,009	5,018
Mortgage-backed securities	117,814	119,137	3,852	3,861
Mutual Funds backed by adjustable rate mortgages	4,500	4,495	—	—
Collateralized Mortgage Obligations	23,511	24,280	—	—

	$171,232	$173,833	$8,861	$8,879

U.S. government agencies, U.S. Government sponsored enterprise securities, U.S. Treasury, and mortgage-backed securities with a total carrying value of $150.0 million (available-for-sale at fair market value of $146.1 million and held-to-maturity at amortized cost of $3.9 million) and $114.3 million (available-for-sale at fair market value of $109.0 million and held to maturity at amortized cost of $5.3 million), respectively, were pledged to secure deposits from the State of California, borrowing lines, and interest rate swap agreements, or were pledged for other purposes as required and permitted by law as of December 31, 2008 and 2007, respectively.

The following tables show the Company’s investment securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007.

	As of December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	$29,433	$(385)	$7,620	$(276)	$37,053	$(661)
Mutual Funds backed by adjustable rate mortgages	(4,495)	(5)			(4,495)	(5)
Municipal securities and corporate debt securities	750	(61)	—	—	750	(61)

Total	$25,688	$(451)	$7,620	$(276)	$33,308	$(727)

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental and U.S. Government sponsored enterprise agencies securities	$—	$—	$4,992	$(8)	$4,992	$(8)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	8,898	(35)	22,481	(211)	31,379	(246)
Mutual Funds backed by adjustable rate mortgages	(4,499)	(1)			(4,499)	(1)
Municipal securities and corporate debt securities	10,463	(772)	1,420	(6)	11,883	(778)

Total	$14,862	$(808)	$28,893	$(225)	$43,755	$(1,033)

As of December 31, 2008, the Company had total fair value of $33.3 million of securities with unrealized losses of $0.7 million as compared to total fair value of $43.8 million and unrealized losses of $1.0 million at December 31, 2007. At December 31, 2008, the market value of securities which have been in a continuous loss position for 12 months or more totaled $7.6 million with an unrealized loss of $276,000 compared to $28.9 million with an unrealized loss of $225,000, respectively, at December 31, 2007.

For investment securities in an unrealized loss position at December 31, 2008, the Company has the intent and ability to hold these investment securities until the full recovery of their carrying value.

All individual securities that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2008 had investment grade ratings upon purchase. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at December 31, 2008.

The Company owns collateralized debt obligation (“CDO”) securities that are backed by trust preferred securities issued by banks and thrifts. The market for these securities at December 31, 2008 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these CDO’s trade and then by a significant decrease in the volume of trades relative to historical level. There are currently very few market participants who are willing and able to transact for these securities.

Moody’s downgraded the securities to non-investment grade for credit impairment on November 13, 2008. As a result of the Company’s periodic reviews for impairment, the corporate trust preferred securities were written down by $9.9 million and charged to other-than-temporary-impairment (“OTTI”) during 2008 and the book value of the securities held in the available-for-sale investment portfolio was adjusted to $1.1 million as of December 31, 2008.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consist of the following at December 31, 2008 and 2007:

	2008	2007
	(Dollars in thousands)
Real Estate:
Construction	$61,983	$68,143
Commercial	1,134,793	1,197,104
Commercial	334,350	310,962
Trade Finance	63,479	66,964
SBA(1)	37,027	70,517
Other	27	26
Consumer	88,396	98,943

Total Gross Loans	1,720,055	1,812,659
Less:
Allowance for Losses	38,172	20,477
Deferred Loan Fees	1,359	1,847
Discount on SBA Loans Retained	1,184	700

Total Net Loans and Loans Held for Sale	$1,679,340	$1,789,635

[1]	This balance includes SBA loans held for sale of $9.9 million and $41.5 million at the lower of cost or fair value at December 31, 2008 and 2007, respectively.

As of December 31, 2008, the Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with Federal Home Loan Bank with a total carrying value of $1.0 billion.

At December 31, 2008 and 2007, the Company serviced loans sold to unaffiliated parties in the amounts of $131.2 million and $117.5 million, respectively. The Company recorded an addition to (reduction of) servicing assets of $434,000 and $(90,000) and net amortization of servicing assets of $390,000 and $608,000 during the years ended December 31, 2008, and 2007, respectively. There was no valuation allowance for the servicing assets at December 31, 2008 and 2007. The servicing assets, net of servicing liabilities, are included in other assets in the accompanying consolidated statements of financial condition. The net servicing assets balance as of December 31, 2008 and 2007 was $0.9 million.

Loan servicing assets and servicing liabilities represent the value associated with servicing loans sold. The value is determined through a discounted cash flow analysis which uses interest rates, prepayments speed and adequate compensation assumptions as inputs.

	December 31, 2007	Net Purchases, Sales and Settlements	Accretion (Amortization)	December 31, 2008
	(Dollars in thousands)
Servicing assets	$1,062	$678	$(496)	$1,244
Servicing liabilities	(195)	(244)	106	(333)

	$867	$434	$(390)	$911

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2006	Net Purchases, Sales and Settlements	Accretion (Amortization)	December 31, 2007
Servicing assets	$1,796	$—	$(734)	$1,062
Servicing liabilities	(231)	(90)	126	(195)

	$1,565	$(90)	$(608)	$867

The following is a summary of activity in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$20,477	$17,412	$13,871
Provision for loan losses	26,178	6,494	5,666
Charge-offs	(8,889)	(3,552)	(2,699)
Recoveries of charge-offs	406	123	574

Balance at end of period	$38,172	$20,477	$17,412

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

At December 31, 2008 the Company had $44.0 million of impaired loans with specific allowances of $12.5 million. At December 31, 2007 the Company had $2.1 million of impaired loans with specific allowances of $100,000. At December 31, 2008 and 2007 loans classified as impaired without specific allowances amounted to $17.4 million and $1.2 million, respectively. The average recorded investment in impaired loans during the years ended December 31, 2008 and 2007 was $12.3 million and $10.0 million, respectively. Interest income of $545,000, $872,000 and $3,000 was recognized on impaired loans, on a cash basis, for the years ended December 31, 2008, 2007 and 2006, respectively.

The following is an analysis of all loans to officers and directors of the Company and its affiliates as of December 31, 2008 and 2007. All such loans were made under terms that are consistent with the Company’s normal lending policies.

	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$10,324	$5,376
New loans or disbursements	652	5,015

	10,976	10,391
Less: repayments	(72)	(67)

Balance at end of period	$10,904	$10,324

Available lines of credit at end of year	$954	$1,427

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Directors of the Company guaranteed loan balances of $9.6 million and $8.8 million at December 31, 2008 and 2007, respectively.

5. PREMISES AND EQUIPMENT

The following is a summary of the major components of premises and equipment as of December 31, 2008 and 2007:

	2008	2007
	(Dollars in thousands)
Land	$3,333	$3,333
Building	5,009	4,992
Furniture, fixture, and equipment (FF&E)	11,214	9,705
Leasehold improvements	8,660	6,892
FF&E and construction in progress	49	205

	28,265	25,127
Accumulated depreciation	(13,526)	(11,542)

Premises and equipment, net	$14,739	$13,585

Depreciation and amortization expense for the years ended December 31, 2008, 2007, and 2006 amounted to $2.1 million, $1.9 million, and $1.9 million, respectively.

6. OTHER REAL ESTATE OWNED

As of December 31, 2008, there was no other real estate owned (“OREO”) property as compared to one property in the amount of $380,000 as of December 31, 2007. During 2008, two OREO properties were added and all of the three OREO properties were sold with net gain on sales of $137,000. Operating expense related to OREO of $173,000 was also recorded in 2008. For the years ended December 31, 2007 and 2006 there was no income or expense related to OREO.

7. INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

The Company has invested in certain limited partnerships that were formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout the State of California and other states. The Company’s ownership in each limited partnership varies from under 2% to 22%. At December 31, 2008 and 2007, the investments in these limited partnerships amounted to $12.9 million and $11.9 million, respectively. Two of the nine limited partnerships invested in by the Company are accounted for using the equity method of accounting, since the Company has significant influence over the partnership. For those investments in limited partnerships for which the Company does not have a significant influence, such investments are accounted for using the cost method of accounting and the annual amortization is based on the proportion of tax credits received in the current year to total estimated tax credits to be allocated to the Company. Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest.

The approximate remaining federal and state tax credits to be utilized over a multiple-year period are $11.4 million and $10.4 million at December 31, 2008 and 2007, respectively. The Company’s usage of tax credits was

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.2 million, $628,000, and $586,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Investment amortization amounted to $1.0 million, $696,000, and $612,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

8. DEPOSITS

Deposits consist of the following at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$310,154	$363,465
Money market accounts and NOW	447,275	244,233
Savings	52,692	54,838

	810,121	662,536
Time deposits
Less than $100,000	143,221	112,614
$100,000 or more	650,177	802,524

Total	$1,603,519	$1,577,674

Time deposits by maturity dates are as follows at December 31, 2008:

	$100,000 or greater	Less than $100,000	Total
	(Dollars in thousands)
2009	$624,649	$141,811	$766,460
2010	22,812	1,314	24,126
2011	596	71	667
2012	—	25	25
2013 and thereafter	2,120	—	2,120

Total	$650,177	$143,221	$793,398

A summary of interest expense on deposits is as follows for the years ended December 31:

	2008	2007	2006
	(Dollars in thousands)
Money market accounts and NOW	$10,674	$9,198	$6,081
Savings	1,832	2,177	3,044
Time deposits
Less than $100,000	4,815	4,694	4,142
$100,000 or more	28,805	38,126	34,136

Total	$46,126	$54,195	$47,403

The Company accepts deposits from the State of California. These deposits totaled $115.5 million and $75.0 million at December 31, 2008 and 2007, respectively. The Company has pledged U.S. government agencies and U.S. government sponsored enterprise securities and mortgage-backed securities with a total carrying value of

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$138.4 million (available–for-sale at fair market value of $136.3 million and held-to-maturity at amortized cost of $2.1 million) and $101.1million (available-for-sale at fair market value of $98.6 million and held-to-maturity at amortized cost of $2.4 million) as of December 31, 2008 and 2007, respectively, to secure such public deposits. Interest expense for the years ended December 31, 2008, 2007 and 2006 was $2.3 million, $3.7 million, $2.2 million, respectively.

In the ordinary course of business, the Company has received deposits from certain directors, executive officers and businesses with which they are associated. At December 31, 2008 and 2007, the total of these deposits amounted to $1.8 million and $964,000, respectively.

9. OTHER BORROWED FUNDS

The Company borrows funds from the FHLB and the Treasury, Tax, and Loan Investment Program. Other borrowed funds totaled $193.0 million and $299.6 million at December 31, 2008 and 2007, respectively. Interest expense on total borrowed funds was $9.3 million in 2008, $11.3 million in 2007, and $4.5 million in 2006, reflecting average interest rates of 3.61%, 5.01% and 5.31%, respectively.

As of December 31, 2008, the Company borrowed $192.2 million as compared to $298.5 million at December 31, 2007 from the FHLB with note terms from less than 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at the predetermined schedules over the life of the notes. Of the $192.2 million outstanding, $145.0 million is composed of six fixed rate term advances, each with an option to be called by the FHLB after the lockout dates varying from 6 months to 2 years. If market interest rates are higher than the advances’ stated rates at that time, the advances will be called by the FHLB and the Company will be required to repay the FHLB. If market interest rates are lower after the lockout period, then the advances will not be called by the FHLB. If the advances are not called by the FHLB, then they will mature on the maturity dates ranging from 4 years to 10 years. The Company may repay the advances with a prepayment penalty at any time. If the advances are called by the FHLB, there is no prepayment penalty.

The Company has pledged, under a blanket lien (all qualifying commercial and residential loans) as collateral under the borrowing agreement with Federal Home Loan Bank, with a total carrying value of $1.0 billion and $1.3 billion at December 31, 2008 and 2007, respectively. Total interest expense on the notes was $9.3 million, $11.2 million and $4.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, reflecting average interest rates of 3.62%, 5.01% and 5.27%, respectively.

Federal Home Loan Bank advances outstanding as of December 31, 2008, with an average interest rate of 4.02%, mature as follows:

(Dollars in thousands)
2009	$45,343
2010	361
2011	25,381
2012	100,295
2013	157
Thereafter	20,644

$192,181

Borrowings obtained from the Treasury Tax and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $2.7 million at December 31, 2008, as collateral to participate in the program. The total borrowed amount under the program, outstanding at December 31, 2008 and 2007, was $0.8 million and $1.1 million, respectively. Interest expense on notes was $9,000, $25,000, and $31,000 for the years ended December 31, 2008, 2007 and 2006, respectively, reflecting average interest rates of 1.21%, 3.25% and 3.81%, respectively.

10. INCOME TAXES

The following is a summary of income tax (benefit) expense for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(Dollars in thousands)
Current
Federal	$4,855	$12,266	$14,544
State	1,372	3,329	4,157

Total	$6,227	$15,595	$18,701

Deferred
Federal	$(5,782)	$(1,326)	$(1,673)
State	(2,092)	(623)	(543)

Total	$(7,874)	$(1,949)	$(2,216)

Total
Federal	$(927)	$10,940	$12,871
State	(720)	2,706	3,614

Total	$(1,647)	$13,646	$16,485

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008 and 2007, the cumulative temporary differences, as tax affected, are as follows:

	2008	2007
	(Dollars in thousands)
Deferred tax assets:
Statutory bad debt deduction less than financial statement provision	$15,254	$9,387
Deferred loan fees	618	860
Depreciation	647	333
State taxes	—	67
Impairment of securities available for sale	4,533	1,473
Affordable housing partnership income	36	36
Net unrealized loss on securities available for sale	—	67
Capital loss carryforwards	613	613
Mark to market adjustment on loans held for sale	226	951
Reserve for losses	135	160
Accrued non-qualified stock option expense	595	279
Reserve for uncollected interest	554	—
Net legal settlement expense payable	1,186	—
Other	43	164

Total deferred tax assets	24,440	14,390
Deferred tax liabilities:
Basis differences—1031 like-kind exchange	(239)	(239)
Federal Home Loan Bank stock	(923)	(568)
State taxes	(1,336)	—
Net unrealized gain on securities available for sale	(1,094)	—
Excess tax liability	(229)	—
Other	(151)	—

Total deferred tax liabilities	(3,972)	(807)

Net deferred tax asset before valuation allowance	20,468	13,583
Valuation allowance	(613)	(441)

Net deferred tax asset	$19,855	$13,142

In assessing the future realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax-planning strategies in making this assessment. During 2008 and 2007, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes the net deferred tax assets are more likely than not to be realized. The Company had capital loss carryforwards of $613,000 both at December 31, 2008 and 2007. Due to the uncertainty surrounding the realization of the benefits of these losses that may result from future capital gain, the Company reduced the related deferred tax asset with a valuation allowance of $613,000 and $441,000 as of December 31, 2008 and 2007, respectively. Additionally, for tax purposes the Company was unable to deduct approximately $115,000 and $1.2 million of capital losses generated in 2006 and 2005, respectively, which must be utilized for tax purposes by 2011 and 2010, respectively.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Applicable income taxes, in 2008, 2007, and 2006 resulted in effective tax rates of 115.4%, 38.3%, and 38.7%, respectively. The primary reasons for the differences from the federal statutory tax rate of 35.0% are as follows for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(Dollars in thousands)
Income tax (benefit) expense at federal statutory rate	$(500)	$12,456	$14,925
State franchise tax (benefit) expense, net of federal income tax (benefit) expense	(101)	2,507	3,004
Low income housing tax credit, federal	(1,042)	(626)	(586)
Tax-advantaged interest income	(62)	(59)	(86)
Bank-owned life insurance cash surrender value	(172)	(168)	(159)
Dividend received deduction for stock investments	(143)	(270)	(250)
Grant of incentive stock option	202	207	(280)
Other	171	(401)	(83)

Income tax (benefit) provision	$(1,647)	$13,646	$16,485

FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Company has concluded that neither it, nor the Bank and its subsidiary, has any uncertain tax positions that require recognition in the financial statements as defined by FIN No. 48. Therefore, no FIN No. 48 reserve is necessary as of December 31, 2008. This determination was based on tax years that remain subject to examination by the relevant tax authorities. The Internal Revenue Service (the “IRS”) and the Franchise Tax Board (the “FTB”) have examined the Company’s consolidated federal income tax returns for tax years up to and including 2003. Therefore, years 2004 through 2007 remain open for examination. As of December 31, 2008, the Company was under examination by the IRS for the 2005 tax year and the FTB had no open examinations.

Our policy is to record any interest or penalties paid in connection with income taxes on the appropriate line of the Statement of Operations.

11. LONG-TERM SUBORDINATED DEBENTURES

Center Capital Trust I is a Delaware business trust formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. During the fourth quarter of 2004, Center Capital Trust I issued 18,000 Capital Trust Preferred Securities (“TP Securities”), with liquidation value of $1,000 per security, for gross proceeds of $18,000,000. The entire proceeds of the issuance were invested by Center Capital Trust I in $18,000,000 of Junior Long-term Subordinated Debentures (the “Subordinated Debentures”) issued by the Company, with identical maturity, repricing and payment terms as the TP Securities. The Subordinated Debentures represent the sole assets of Center Capital Trust I. The Subordinated Debentures mature on January 7, 2034 and bear a current interest rate of 7.67% (based on 3-month LIBOR plus 2.85%), with repricing and payments due quarterly in arrears on January 7, April 7, July 7, and October 7 of each year commencing April 7, 2004. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank to the extent then required, on any January 7th, April 7th, July 7th, and October 7th on or after April 7, 2009 at the Redemption Price. Redemption Price means 100% of the principal amount of Subordinated Debentures being redeemed plus accrued and unpaid interest on such Subordinated Debentures to the Redemption Date, or in case of redemption due to the occurrence

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of a Special Event, to the Special Redemption Date if such Redemption Date is on or after April 7, 2009. The TP Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on January 7, 2034.

Holders of the TP Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at a current rate per annum of 7.67%. The distribution rate is a per annum rate which resets quarterly, equal to LIBOR (as in effect) immediately preceding each interest payment date (January 7, April 7, July 7, and October 7 of each year) plus 2.85%. The distributions on the TP Securities are treated as interest expense in the consolidated statements of operations. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TP Securities issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TP Securities.

On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements that could be included in Tier I capital would be limited to 25 percent of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 7.9% of the Company’s Tier I capital.

As of December 31, 2008 and 2007, in accordance with FIN 46R, as revised in December 2004, Center Capital Trust I is not reported on a consolidated basis. Therefore, the capital securities of $18,000,000 do not appear on the balance sheet. Instead, the long-term subordinated debentures of $18,557,000 issued by Center Financial to Center Capital Trust I and the investment in Center Capital Trust I’s common stock of $557,000 (included in other assets) are separately reported.

12. GOODWILL AND INTANGIBLES

In April 2004, the Company purchased the Chicago branch of Korea Exchange Bank and recorded goodwill of $1.3 million and a core deposit intangible of $462,000. The Company amortizes premiums on acquired deposits using the straight-line method over 5 to 9 years. Amortization expense for core deposit intangible was $53,000 for years ended December 31, 2008, 2007 and 2006, respectively. Core deposit intangible net of amortization was $213,000 and $267,000 at December 31, 2008 and 2007, respectively. Estimated amortization expense for core deposit intangible for five succeeding fiscal years and thereafter is as follows:

(Dollars in thousands)
2009	$53
2010	53
2011	53
2012	53
2013	1

$213

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. COMMITMENTS AND CONTINGENCIES

The Company leases its premises under noncancelable operating leases. At December 31, 2008, future minimum rental commitments under these leases are as follows:

(Dollars in thousands)
2009	$2,388
2010	2,161
2011	1,313
2012	1,216
2013	824
Thereafter	2,215

$10,117

Rental expense recorded under such leases amounted to approximately $2.5 million, $2.5 million, and $2.0 million in 2008, 2007 and 2006, respectively.

Litigation

From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. It is the management’s opinion that the resolution of any such claims or legal proceedings would not have a material adverse effect on the Company’s financial condition or results of operations.

On August 6, 2008 the Bank entered into a Settlement Agreement with KEIC (the “KEIC Settlement Agreement”). Pursuant to the KEIC Settlement Agreement, KEIC dismissed with prejudice its complaints against the Bank in both the Superior Court of the State of California and in federal court and to assign to Center Bank its rights and claims as against certain other defendants. In consideration of its dismissal of such claims and assignment of such rights, the Bank agreed to pay consideration of $10.5 million to KEIC, consisting of cash consideration of $6.5 million in scheduled installments over a three-year period and the issuance of 415,369 shares of the common stock of the Company valued at $4.0 million.

Pursuant to separate agreement, KEIC and nine Korean banks mutually dismissed all claims against one another arising out of or related to the KEIC Action. The Bank also entered into a settlement agreement with Korea Data Systems (USA), Inc (“KDS-USA”) and Lap Shun (John) Hui, pursuant to which KDS-USA agreed to pay the Bank a total of $2.5 million in cash payable in scheduled installments over a two-year period in consideration for Center Bank dismissing with prejudice all claims against KDS-USA.

The Company recognized net expense of $7.5 million based on present value of long-term receivables and payables during 2008. At December 31, 2008, the Company had long-term receivable of $1.4 million and long-term payable of $4.0 million.

Employment Agreement

On January 10, 2007, the board of directors of the Company named Mr. Jae Whan Yoo to the positions of President and Chief Executive Officer. Effective January 16, 2007, the Company and Center Bank entered into an employment agreement with Mr. Yoo (the “Agreement”) for a term of three years, at an annual base salary of $250,000 for the first year of the term, with annual increases thereafter based on increases in the applicable Consumer Price Index, not to exceed 7% per year. Mr. Yoo is also entitled to an incentive bonus equal to 4% of the amount by which the Company’s pre-tax earnings for any given year exceeded the Company’s pre-tax

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earnings for the previous year; provided, however, that in no event shall such bonus be less than $40,000 nor more than 75% of the amount of Mr. Yoo’s annual base salary. Mr. Yoo will also receive stock options to purchase 100,000 shares of the Company’s authorized but unissued common stock, at the fair market value on the date of grant, February 14, 2007. The options will be for a term of 10 years and will vest in installments of one-third per year commencing on the first anniversary of the date of grant. In the event of termination without cause (as defined in the Agreement) or if a “change in control” of Center Bank or the Company (as those terms are defined in the Agreement) occurs and the Company terminates Mr. Yoo without cause, or Mr. Yoo voluntarily terminates his employment within one year after the change in control, Mr. Yoo will be entitled to receive: (1) his salary for the balance of the term remaining under the Agreement or 12 months, whichever is less, and (2) the pro rata portion of any bonus earned for the partial year served until the date of termination; provided, however, that the amount of any benefits to be paid under the Agreement in the event of a change in control would be limited to the amounts allowed as deductible payments pursuant to Section 280G of the Internal Revenue Code.

Pursuant to the Securities Purchase Agreement with the Treasury Department, the Company agreed that, until such time as the Treasury Department ceases to own any securities acquired from the Company pursuant to the Securities Purchase Agreement, the Company will take all necessary action to ensure that the benefit plans with respect to the Company’s senior executive officers comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008 (“EESA”) as implemented by any guidance or regulation under Section 111(b) of EESA that has been issued and is in effect as of the date of issuance of the Series A Preferred Stock and the Warrants and not adopt any benefit plans with respect to, or which cover, our senior executive officers that do not comply with EESA. The Company’s five senior executive officers have consented to the foregoing, and the three applicable executives have executed either amendments to their employment agreement or agreements concerning their compensation arrangements in order to comply with EESA.

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

Quarterly Dividends—From the last quarter of 2003 through the fourth quarter of 2008, Center Financial paid cash dividends of 4 cents (adjusted for two-for-one stock split paid in March 2004) per share through the first quarter of 2007 and 5 cents per share from the second quarter of 2007. On March 25, 2009, the Company’s board of directors suspended its quarterly cash dividends based on adverse economic conditions and a reduction in the Company’s earnings. The board of directors determined that this is a prudent, safe and sound practice to preserve capital, and does not expect to resume the payment of cash dividends in the foreseeable future. Unless the preferred stock issued to the Treasury Department in the TARP Capital Purchase Program has been redeemed, the Company will not be permitted to resume paying cash dividends without the consent of the Treasury Department until December 2011. Once the Company is again permitted to pay cash dividends, the amount of any such dividend will be determined each quarter by the Company’s board of directors in its discretion, based on the factors described in the previous paragraph. No assurance can be given that the Bank’s

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the Company’s future performance will justify the payment of dividends in any particular quarter and any such dividend will be at the sole discretion of Center Financial’s board of directors.

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

The Company’s ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows dividends to the company’s shareholders if the company’s retained earnings equal at least the amount of the proposed dividend. If a California corporation does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if immediately after giving effect to the dividend the sum of the company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities. In addition, during any period in which the Company has deferred payment of interest otherwise due and payable on its subordinated debt securities, or any unpaid dividends on the preferred stock issued to the Treasury Department, it may not make any dividends or distributions with respect to its capital stock.

Stock-Based Compensation—The Company has a Stock Incentive Plan which was adopted by the Board of Directors in April 2006, approved by the shareholders in May 2006, and amended by the Board in June 2007 (the “2006 Plan”). The 2006 Plan provides for the granting of incentive stock options to officers and employees, and non-qualified stock options and restricted stock awards to employees (including officers) and non-employee directors. The 2006 Plan replaced the Company’s former stock option plan (the “1996 Plan”) which expired in February 2006, and all options under the 1996 Plan which were outstanding on April 12, 2006 were transferred to and made part of the 2006 Plan. The option prices of all options granted under the 2006 Plan (including options transferred from the 1996 Plan) must be not less than 100% of the fair market value at the date of grant. All options granted generally vest at the rate of 20% per year except that the options granted to the CEO and to the non-employee directors vest at the rate of 33 1/3% per year. All options not exercised generally expire ten years after the date of grant.

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s pre-tax compensation expense for stock-based employees and directors’ compensation was $1.2 million and $1.2 million ($876,000 and $959,000 after tax effect of non-qualified stock options) for the years ended December 31, 2008 and 2007, respectively.

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

Year ended December 31,
	2008	2007	2006
Risk-free interest rate	1.59% - 6.11%	2.05% - 5.07%	2.05% - 6.21%
Expected life	3 - 6.5 years	3 - 6.5 years	3 - 6.5 years
Expected volatility	28% - 36%	28% - 36%	32% - 35%
Expected dividend yield	0.00% - 3.50%	0.00% - 1.29%	0.00% - 1.05%

A summary of the Company’s stock option activity and related information for the years ended December 31, 2008, 2007 and 2006 is set forth in the following table:

	2008			2007			2006
	Shares Available For Grant	Options Outstanding	Weighted Average Exercise Price	Shares Available For Grant	Options Outstanding	Weighted Average Exercise Price	Shares Available For Grant	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	2,077,452	967,271	$17.05	2,670,290	473,593	$15.33	936,389	638,804	$13.38
Options authorized under new plan	—	—	—	—	—	—	1,762,250
Options granted	(3,000)	3,000	11.23	(696,000)	696,000	17.88	(68,000)	68,000	23.56
Options forfeited	115,800	(115,800)	19.35	103,162	(103,162)	19.72	39,651	(39,651)	14.62
Options exercised	—	(4,320)	5.00	—	(99,160)	12.42	—	(193,560)	11.91

Balance at end of period	2,190,252	850,151	$16.78	2,077,452	967,271	$17.05	2,670,290	473,593	$15.33

Options exercisable at year-end		340,286	$14.91		160,711	$11.59		141,115	$10.64
Weighted-average fair value of options granted during the year			$1.77			$6.82			$8.91

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information pertaining to stock options outstanding at December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 2.23 – $ 7.99	65,451	2.87	$4.98	65,451	3.86	$4.98
$ 8.00 – $20.00	580,700	7.88	$16.04	201,301	6.07	$15.20
$20.01 – $25.10	204,000	7.74	$22.69	73,534	8.01	$22.95

	850,151	7.46	$16.78	340,286	6.37	$14.91

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2008 was $78,000. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $6.17 as of December 31, 2008, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $36,000 and $557,000 for the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, the Company had approximately $1.9 million of unrecognized compensation costs related to unvested options. The Company expects to recognize these costs over a weighted average period of 2.67 years.

Restricted stock activity under the 2006 Plan as of December 31, 2008, and changes during the year ended December 31, 2008 are as follows:

	Year Ended
	December 31, 2008		December 31, 2007
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Nonvested, beginning of period	8,850	$16.92	—	$—
Granted	2,600	7.53	9,850	16.93
Vested	—	—	—	—
Cancelled and forfeited	(1,050)	15.81	(1,000)	17.00

Nonvested, at end of period	10,400	14.72	8,850	16.92

The Company recorded compensation cost of $30,000 and $18,000 related to the restricted stock granted under the 2006 Plan for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, the Company had approximately $110,000 of unrecognized compensation costs related to unvested restricted stocks.

Preferred Stock and Common Stock Warrants—The Company entered into a purchase agreement with the U.S. Treasury on December 12, 2008, pursuant to which the Company issued and sold 55,000 shares of the Company’s fixed-rate cumulative perpetual preferred stock for a total purchase price of $55 million, and a 10-year warrant to purchase 864,780 shares of the Company’s common stock at an exercise price of $9.54 per share. The Company will pay the Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed. The cumulative

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year.

The Company allocated total proceeds of $55 million, based on the relative fair value of preferred stock and common stock warrants, to preferred stock for $52.9 million and common stock warrants for $2.1 million, respectively, on December 12, 2008. The preferred stock discount will be accreted, on an effective yield method, to preferred stock over the 10 years.

Postretirement Split-dollar Arrangement—As of January 1, 2008, pursuant to EITF Issue No. 06-4, the Company recorded the cumulative effect of a change in the accounting principles for recognizing a liability for the postretirement cost of insurance for endorsement split-dollar life insurance coverage with split-dollar arrangement for employees and non-employee directors in the amount of $1.4 million as a reduction of equity. On a monthly basis, the Company records the benefit expense of such insurance coverage. Benefit expense during the year ended December 31, 2008 amounted to $98,000.

15. EARNINGS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the years ended December 31, 2008, 2007, and 2006.

	Net Income	Weighted Average Number of Shares	Per Share Amount
	(Dollars in thousands, except earnings per share)
2008
Basic EPS
Net income	$220	16,526	$0.01
Less: preferred stock dividends and accretion of preferred stock discount	(155)	—	—
Income available to common shareholders	65	16,526	0.00
Effect of dilutive securities:
Stock options, restricted stocks and warrants	—	34	—
Diluted EPS

Income available to common shareholders	$65	16,560	$0.00

2007
Basic EPS
Income available to common shareholders	$21,943	16,649	$1.32
Effect of dilutive securities:
Stock options and restricted stocks	—	83	(0.01)
Diluted EPS

Income available to common shareholders	$21,943	16,732	$1.31

2006
Basic EPS
Income available to common shareholders	$26,158	16,535	$1.58
Effect of dilutive securities:
Stock options	—	132	(0.01)
Diluted EPS

Income available to common shareholders	$26,158	16,667	$1.57

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options not included in the computation of diluted earnings per share because they would have had an antidilutive effect amounted to 840,000 shares, 766,000 shares and 82,000 shares for the years ended December 31, 2008, 2007 and 2006, respectively.

16. EMPLOYEE BENEFIT PLAN

The Company has an Employees’ Profit Sharing and Savings Plan (the “Plan”), for the benefit of substantially all of its employees who have reached a minimum age of 21 years. Each employee is allowed to contribute to the Plan up to the maximum percentage allowable, not to exceed the limits of IRS Code Sections 401(k), 404 and 415. The Company’s matching contribution equals the sum of 100 percent of the employee’s contribution up to 3 percent of his/her compensation plus 75 percent of the employee’s contribution that exceeds 3 percent and up to 5 percent of his/her compensation. The Company may also make a discretionary contribution, which is not limited to the current or accumulated net profit, as well as a qualified nonelective contribution, with both amounts determined by the Company. For the years ended December 31, 2008, 2007, and 2006, the Company made matching contributions of $369,000, $275,000, and $252,000, respectively, and no discretionary contributions.

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Loans	$220,094	$281,766
Standby letters of credit	11,282	8,200
Performance bonds	560	161
Commercial letters of credit	21,506	19,563

Liabilities for losses on outstanding commitments of $263,000 and $317,000 were separately reported in other liabilities at December 31, 2008 and 2007.

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

18. DERIVATIVE FINANCIAL INSTRUMENTS

There were no outstanding derivatives as of December 31, 2008 and 2007.

As of December 31, 2008 and 2007, the Company had no interest rate swap agreements as the Company’s only remaining interest rate swap matured in August 2006. Under the swap agreement, the Company received a fixed rate and paid a variable rate based on the Wall Street Journal’s published Prime Rate.

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

(Gains) or losses on interest rate swaps, recorded in non-interest expense, consist of the following:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Net swap settlement payments (receipts)	$—	$—	$255
(Increase) decrease in market value(2)	—	—	(229)

Net change in market value	$—	$—	$26

[2]	Including (gain) loss on sale of swaps.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. FAIR VALUE MEASUREMENTS

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

• Level 1 —	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

• Level 2 —	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

• Level 3 —	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets

Securities. Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, included certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. The Company’s current portfolio does not have level 3 securities as of December 31, 2008. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.

On September 16, 2008, Moody’s debt rating service announced that it has downgraded and left on review for further possible downgrade 36 tranches, and placed an additional 21 tranches on review for possible downgrade, across 14 Trust Preferred (“TRUP”) Collateralized Debt Obligations (“CDO”) of which the Company has an $11 million par value held in its investment portfolio at December 31, 2008. The downgrades are prompted by the exposure of these TRUP CDOs to trust preferred securities issued by eight banks taken over by their regulators in recent months. This rating action reflects Moody’s determination that that there will be no recovery on the trust preferred securities issued by these banks. In addition, Moody’s assumes recoveries will be low on some of the other trust preferred securities currently deferring coupon payments in the collateral pools backing these securitizations. While historically many banks that have deferred payment on trust preferred securities have ultimately resumed payment, Moody’s expects many banks deferring in the current environment are unlikely to become current again. The Company evaluated its investment security based on the downgrade and the banks that compose its underlying collateral. The Company utilized observable inputs, unobservable data and modeled the cash flows adjusted by appropriate liquidity risk adjusted discount rates in order to measure the fair value of the security. At December 31, 2008, the Company has valued the security at $1.1 million, and has written down the security by $9.9 million. This write-down has been reflected within noninterest expense for the year ended December 31, 2008.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans held for sale. Loans held for sale are measured at the lower of cost or fair value. Under SFAS No. 157, market value is intended to represent fair value. As of December 31, 2008, the Company has $9.9 million of loans held for sale. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At December 31, 2008, the entire balance of loans held for sale was recorded at its cost.

Impaired loans. A loan is considered impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impaired loans are measured at an observable market price if available or at the fair value of the loan’s collateral if the loan is collateral dependent. Fair value of the loan’s collateral when the loan is dependent on collateral, is determined by appraisals or independent valuation, which is then adjusted for the cost associated with liquidating the collateral. The Company records impaired loans as nonrecurring with Level 2 inputs.

Assets measured at fair value at December 31, 2008 are as follows:

	Fair Value Measurements at Reporting Date Using
	12/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description
Assets measured at fair value on a recurring basis
Available-for-sale securities:
U.S. Treasury	$300	$300	$—	$—
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	24,510	—	24,510	—
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	119,138	—	119,138	—
Corporate trust preferred securities	1,111	—	1,111	—
Mutual Funds backed by adjustable rate mortgages	4,495	—	4,495	—
Fixed rate collateralized mortgage obligations	24,280	—	24,280	—

Total available-for-sale securities	$173,834	$300	$173,534	$—

Assets measured at fair value on a non-recurring basis
Impaired Loans	$61,430	$—	$61,430	$—

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company, using available market information and appropriate valuation methodologies available to management at December 31, 2008 and 2007, has determined the estimated fair value of financial instruments. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Furthermore, fair values disclosed hereinafter do not reflect any premium or discount that could result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in the disclosed amounts.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$98,211	$98,211	$68,289	$68,289
Investment securities available for sale	171,232	173,833	128,778	128,778
Investment securities held to maturity	8,861	8,879	10,932	10,960
Loans receivable, net	1,679,340	1,687,476	1,789,635	1,796,887
Federal Home Loan Bank and other equity stock	15,673	15,673	15,219	15,219
Customers’ liability on acceptances	4,503	4,503	3,292	3,292
Accrued interest receivable	7,477	7,477	8,886	8,886
Liabilities
Deposits	1,603,519	1,599,082	1,577,674	1,532,988
Other borrowed funds	193,021	206,579	299,606	301,939
Acceptances outstanding	4,503	4,503	3,292	3,292
Accrued interest payable	7,268	7,268	13,213	13,213
Long-term subordinated debentures	18,557	13,279	18,557	19,459
Off-balance sheet items
Commitments to extend credit	$220,094	$282	$281,766	$2,113
Standby letter of credit	11,282	169	8,200	123
Commercial letters of credit	21,506	81	19,563	73
Performance bonds	560	8	161	2

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

Cash and Cash Equivalents—The carrying amounts approximate fair value due to the short-term nature of these instruments.

Securities—The fair value of securities is generally determined by the valuation techniques available under the market approach, income approach and/or cost approach are used. The Company’s evaluations are based on market data and combinations of these approaches for its valuation methods are used depending on the asset class.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans—Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed rate loans, as well as anticipated repayment schedules. The fair value of adjustable rate loans is based on the estimated discounted cash flows utilizing the discount rates that approximate the pricing of loans collateralized by similar properties or assets. The fair value of nonperforming loans at December 31, 2008 and 2007 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The estimated fair value is net of allowance for loan losses, deferred loan fees, and deferred gain on SBA loans.

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

21. REGULATORY MATTERS

Risk-Based Capital—The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies, including the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The most recent notification from the FDIC in June 2008 categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maintain specific total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes may have changed the category of the Bank.

On March 1, 2005, the Federal Reserve Board (“FRB”) adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 7.4% of the Company’s Tier I capital.

The actual and required capital amounts and ratios at December 31, 2008 and 2007 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2008
Total Capital (to Risk-Weighted Assets)
Center Financial Corporation	$252,168	13.84%	$145,762	8.00%	$182,202	10.00%
Center Bank	$239,118	13.13%	$145,693	8.00%	$182,116	10.00%
Tier 1 capital (to Risk-Weighted Assets)
Center Financial Corporation	$229,207	12.58%	$72,880	4.00%	$109,320	6.00%
Center Bank	$216,157	11.87%	$72,841	4.00%	$109,262	6.00%
Tier 1 capital (to Average Assets)
Center Financial Corporation	$229,207	11.28%	$81,279	4.00%	$101,599	5.00%
Center Bank	$216,157	10.64%	$81,262	4.00%	$101,578	5.00%

As of December 31, 2007
Total Capital (to Risk-Weighted Assets)
Center Financial Corporation	$194,528	10.42%	$149,296	8.00%	$186,620	10.00%
Center Bank	$190,223	10.19%	$149,280	8.00%	$186,600	10.00%
Tier 1 capital (to Risk-Weighted Assets)
Center Financial Corporation	$173,734	9.31%	$74,648	4.00%	$111,972	6.00%
Center Bank	$169,429	9.08%	$74,640	4.00%	$111,960	6.00%
Tier 1 capital (to Average Assets)
Center Financial Corporation	$173,734	8.49%	$81,848	4.00%	$102,310	5.00%
Center Bank	$169,429	8.28%	$81,819	4.00%	$102,274	5.00%

22. BUSINESS SEGMENT INFORMATION

The Company manages its activities as a single operating segment, and accordingly, the Company’s operations consist of a single reportable business segment.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
2008
Interest Income	$35,679	$33,298	$32,619	$29,611
Interest Expense	17,080	14,603	13,150	11,774
Net interest income before provision for loan losses	18,599	18,695	19,469	17,837
Provision for loan losses	2,162	2,047	2,121	19,848
Net income (loss)	4,220	5,279	(3,159)	(6,120)
Preferred stock dividend and accretion of preferred stock discount	—	—	—	(155)
Net income (loss) available to common shareholders	4,220	5,279	(3,159)	(6,275)
Earnings (loss) per common share:
Basic	0.26	0.32	(0.19)	(0.37)
Diluted	0.26	0.32	(0.19)	(0.37)
2007
Interest Income	$33,981	$35,429	$36,735	$37,096
Interest Expense	15,383	16,230	17,403	17,970
Net interest income before provision for loan losses	18,598	19,199	19,332	19,126
Provision for loan losses	1,270	1,100	2,000	2,125
Net income	5,857	6,482	5,698	3,906
Earnings per share:
Basic	0.35	0.39	0.34	0.23
Diluted	0.35	0.39	0.34	0.23
2006
Interest Income	$28,520	$29,717	$32,121	$34,371
Interest Expense	11,862	12,456	13,725	15,276
Net interest income before provision for loan losses	16,658	17,261	18,396	19,095
Provision for loan losses	257	1,518	2,494	1,397
Net income	5,769	7,679	6,360	6,350
Earnings per share:
Basic	0.35	0.47	0.38	0.38
Diluted	0.35	0.46	0.38	0.38

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

The information below is presented as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2008	2007
	(Dollars in thousands)
Assets:
Cash	$13,931	$4,786
Investment in subsidiaries	220,596	171,675
Other assets	93	287

Total assets	$234,620	$176,748

Liabilities:
Long-term subordinated debentures	$18,557	$18,557
Other liabilities	1,496	738

Total liabilities	20,053	19,295

Shareholders’ equity:
Preferred stock, par value of $1,000 per share; authorized 10,000,000 shares; issued and outstanding, 55,000 shares and none as of December 31, 2008 and 2007, respectively	52,959	—
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,789,080 shares and 16,366,791 shares (including 10,400 shares and 8,850 shares of unvested restricted stock) as of December 31, 2008 and December 31, 2007, respectively	74,254	67,006
Retained earnings	85,846	90,541
Accumulated other comprehensive income (loss), net of tax	1,508	(94)

Total shareholders’ equity	214,567	157,453

Total liabilities and shareholders’ equity	$234,620	$176,748

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Cash dividend from Center Bank	$—	$11,171	$4,435
Equity in undistributed earnings of Center Bank	4,242	14,337	24,816
Other operating expenses, net	(4,022)	(3,565)	(3,093)

Net income	$220	$21,943	$26,158

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$220	$21,943	$26,158
Adjustment to reconcile net income to net cash provided by operating activities
Equity in undistributed income of the Bank	(4,242)	(14,337)	(24,816)
Stock option compensation	1,175	1,216	722
(Increase) decrease in other assets	(331)	(143)	82
Increase in liabilities	616	32	56

Net cash provided by operating activities	(2,562)	8,711	2,202

Cash flows used in investing activities:
Payment for investments in and advances to subsidiary	(40,000)	—	—

Net cash used in investing activities	(40,000)	—	—

Cash flows provided by (used in) financing activities:
Proceeds from issuance of preferred stock	55,000	—	—
Proceeds from stock options exercised	22	1,226	2,305
Payment to repurchase common stock	—	(4,608)	—
Tax benefit in excess of recognized cumulative compensation costs	—	—	523
Payment of cash dividend	(3,315)	(3,004)	(2,638)

Net cash provided by (used in) financing activities	51,707	(6,386)	190

Net increase in cash	9,145	2,325	2,392
Cash, beginning of the year	4,786	2,461	69

Cash, end of the year	$13,931	$4,786	$2,461

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of December 31, 2008, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation and because of the material weakness described below, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2008, our controls and procedures were not effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported in accordance with the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Notwithstanding this material weakness, our management has concluded that the financial statements included in this Form 10-K fairly present in all material respects the Company’s consolidated financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based upon the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by COSO. Based upon this assessment, management believes that, as of December 31, 2008, there was a control deficiency that constituted a material weakness.

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of December 31, 2008, we did not maintain effective controls over the preparation and review of our allowance for loan losses. Specifically, we did not maintain effective internal controls over the review process on historical risk factors to reflect directional consistency in current loan loss provision. This control deficiency resulted in an increase in the Company’s allowance for loan losses and loan loss provision as of and for the year ended December 31, 2008. Accordingly, management determined that this control deficiency constitutes a material weakness in internal control over financial reporting as of December 31, 2008.

Remediation of Material Weakness

The Company is in the process of actively remediating this material weakness. The Company’s plans include the following:

•

Establishing an interdepartmental committee, which will be a subgroup of the Enterprise Risk Management Committee, amongst credit administration, enterprise risk management and finance department to review the overall loan loss provision process by assessing the historical risk factors, the recent trends, and economic forecasts, as appropriate. This enhanced collaborative process will help identify trends that should be recognized in the overall loan loss provision process while permitting the use of professional judgment necessary to interpret the complex data. The jointly compiled loan loss provision will be reported to and endorsed by the executive management including CEO and the Board of Directors.

•

Performing more frequent loan loss provision analysis than current quarterly analysis until otherwise decided in the future. Complete analysis as of the month-end prior to the quarter-end will be performed and reviewed by the aforementioned committee.

Management believes the additional control procedures, when implemented and validated, will remediate this material weakness. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that the Company’s internal control over financial reporting will prevent or detect all errors. The Company intends to continue to evaluate and strengthen its internal control over financial reporting system.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting during the quarter ended December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Center Financial Corporation

We have audited Center Financial Corporation’s (a California Corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Center Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Center Financial Corporation’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Center Financial Corporation did not maintain effective internal control over financial reporting for accounting for the allowance for loan losses.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Center Financial Corporation has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We do not express an opinion or any other form of assurance on management’s plan on remediation of the material weakness.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Center Financial Corporation as of

December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 30, 2009, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Los Angeles, California

March 30, 2009

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2009 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2008 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 12 with respect to securities authorized for issuance under equity compensation plans is set forth under “Item 5—Market for Registrant’s Common Equity and Issuer Repurchases of Equity Securities” above.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Amended and Restated Bylaws of Center Financial Corporation[2]

10.1	Employment Agreement between Center Financial Corporation and Jae Whan Yoo effective January 16, 2007[3]

10.2	2006 Stock Incentive Plan, as Amended and Restated June 13, 2007[4]

10.3	Lease for Corporate Headquarters Office[5]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[6]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[6]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[6]

10.7	Deferred compensation plan and list of participants[7]

10.8	Split dollar plan and list of participants[7]

10.9	Survivor income plan and list of participants[7]

11	Statement of Computation of Per Share Earnings (included in Note 15 to Consolidated Financial Statements included herein.)

21	Subsidiaries of Registrant[8]

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[1]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by reference
[2]	Filed as an Exhibit of the same number to the Form 8-K filed with the Commission on May 12, 2006 and incorporated herein by reference
[3]	Filed as an Exhibit of the same number to the Form 8-K filed with the Commission on February 1, 2007 and incorporated herein by reference
[4]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference
[5]

Filed as an Exhibit of the same number to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the “Commission”) on June 14, 2002 and incorporated herein by reference

[6]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference

[7]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference
[8]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference

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

Date: March 30, 2009	/S/ JAE WHAN YOO
Jae Whan Yoo President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and the dates indicated.

Signature	Title	Date

/S/ JAE WHAN YOO Jae Whan Yoo	Director, Chief Executive Officer & President (Principal Executive Officer)	March 30, 2009

/S/ PETER Y. S. KIM Peter Y. S. Kim	Chairman of the Board	March 30, 2009

/S/ DAVID Z. HONG David Z. Hong	Director	March 30, 2009

/S/ CHANG HWI KIM Chang Hwi Kim	Director	March 30, 2009

/S/ SANG HOON KIM Sang Hoon Kim	Director	March 30, 2009

/S/ CHUNG HYUN LEE Chung Hyun Lee	Director	March 30, 2009

/S/ JIN CHUL JHUNG Jin Chul Jhung	Director	March 30, 2009

/S/ KEVIN SUNG KIM Kevin Sung Kim	Director	March 30, 2009

/S/ LONNY D. ROBINSON Lonny D. Robinson	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	March 30, 2009

S-1