Form 10-Q
period 2009-03-31
CENTER FINANCIAL CORP
filed 2009-05-06
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes    ☐  No

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

As of April 30, 2009 there were 16,789,080 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1:	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

AS OF MARCH 31 AND DECEMBER 31

	2009	2008
	(Dollars in thousands)
ASSETS
Cash and due from banks	$44,766	$45,129
Federal funds sold	131,510	50,435
Money market funds and interest-bearing deposits in other banks	2,597	2,647

Cash and cash equivalents	178,873	98,211
Securities available for sale, at fair value	197,793	173,833
Securities held to maturity, at amortized cost (fair value of $0 as of March 31, 2009 and $8,879 as of December 31, 2008)	—	8,861
Federal Home Loan Bank and Pacific Coast Bankers Bank stock, at cost	15,673	15,673
Loans, net of allowance for loan losses of $49,778 as of March 31, 2009 and $38,172 as of December 31, 2008	1,601,324	1,669,476
Loans held for sale, at the lower of cost or fair value	11,070	9,864
Premises and equipment, net	14,549	14,739
Customers’ liability on acceptances	3,407	4,503
Accrued interest receivable	7,068	7,477
Deferred income taxes, net	23,612	19,855
Investments in affordable housing partnerships	12,455	12,936
Cash surrender value of life insurance	12,091	11,992
Goodwill	1,253	1,253
Intangible assets, net	200	213
Other assets	9,590	7,723

Total	$2,088,958	$2,056,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$306,112	$310,154
Interest-bearing	1,357,956	1,293,365

Total deposits	1,664,068	1,603,519
Acceptances outstanding	3,407	4,503
Accrued interest payable	7,061	7,268
Other borrowed funds	168,217	193,021
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	15,967	15,174

Total liabilities	1,877,277	1,842,042
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, par value of $1,000 per share; authorized 10,000,000 shares; issued and outstanding, 55,000 shares as of March 31, 2009 and December 31, 2008, respectively	53,010	52,959
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,789,080 shares (including 10,400 shares of unvested restricted stock) as of March 31, 2009 and December 31, 2008	74,493	74,254
Retained earnings	82,392	85,846
Accumulated other comprehensive income, net of tax	1,786	1,508

Total shareholders’ equity	211,681	214,567

Total	$2,088,958	$2,056,609

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31

	2009	2008
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$24,311	$33,610
Interest on federal funds sold	35	41
Interest on taxable investment securities	2,254	1,742
Interest on tax-advantaged investment securities	7	52
Dividends on equity stock	—	205
Money market funds and interest-earning deposits	30	29

Total interest and dividend income	26,637	35,679
Interest Expense:
Interest on deposits	8,725	14,037
Interest expense on long-term subordinated debentures	192	326
Interest on other borrowed funds	1,818	2,717

Total interest expense	10,735	17,080
Net interest income before provision for loan losses	15,902	18,599
Provision for loan losses	14,451	2,162

Net interest income after provision for loan losses	1,451	16,437

Noninterest Income:
Customer service fees	1,973	1,813
Fee income from trade finance transactions	548	601
Wire transfer fees	267	260
Gain on sale of loans	—	330
Net loss on sale of securities available for sale	(49)	—
Loan service fees	275	253
Other income	724	383

Total noninterest income	3,738	3,640
Noninterest Expense:
Salaries and employee benefits	4,289	7,120
Occupancy	1,182	1,041
Furniture, fixtures, and equipment	528	492
Data processing	595	522
Legal fees	243	630
Accounting and other professional fees	410	337
Business promotion and advertising	338	462
Stationery and supplies	109	131
Telecommunications	169	169
Postage and courier service	146	201
Security service	245	274
Regulatory assessment	592	288
Other operating expenses	1,302	1,570

Total noninterest expense	10,148	13,237

(Loss) income before income tax (benefit) provision	(4,959)	6,840
Income tax (benefit) provision	(2,233)	2,620

Net (loss) income	(2,726)	4,220
Preferred stock dividends and accretion of preferred stock discount	(395)	—

Net (loss) income available to common shareholders	(3,121)	4,220

Other comprehensive income—unrealized gain on available-for-sale securities, net of income tax expense of $201 and $557	278	769

Comprehensive (loss) income	$(2,448)	$4,989

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.19)	$0.26

Diluted	$(0.19)	$0.26

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31

	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$(2,726)	$4,220
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock option compensation	239	348
Depreciation and amortization	1,033	737
Amortization of deferred fees	(143)	(467)
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	841	11
Provision for loan losses	14,451	2,162
Net loss on sale of securities available for sale	49	—
Net increase in loans held for sale	(1,206)	(80,578)
Gain on sale of loans	—	(330)
Proceeds from sale of loans	—	12,661
Deferred tax provision	(3,958)	—
Federal Home Loan Bank stock dividend	—	(191)
Decrease in accrued interest receivable	409	55
Net increase in cash surrender value of life insurance policy	(99)	(101)
Increase in other assets and servicing assets	(879)	(1,199)
Decrease in accrued interest payable	(207)	(1,620)
Increase in accrued expenses and other liabilities	340	2,942

Net cash provided by (used in) operating activities	8,144	(61,350)

Cash flows from investing activities:
Purchase of securities available for sale	(34,087)	(36,512)
Proceeds from principal repayment, matured, or called securities available for sale	8,572	19,438
Proceeds from sale of securities available for sale	10,005	3,537
Proceeds from matured, called or principal repayment on securities held to maturity	—	722
Net decrease in loans	53,718	6,964
Proceeds from recoveries of loans previously charged-off	126	53
Purchases of premises and equipment	(370)	(1,176)
Net increase in investments in affordable housing partnerships	129	—

Net cash provided by (used in) investing activities	38,093	(6,974)

Cash flows from financing activities:
Net increase in deposits	60,549	100,267
Net decrease in other borrowed funds	(24,804)	(31,743)
Payment of cash dividends	(1,320)	(837)

Net cash provided by financing activities	34,425	67,687

Net increase (decrease) in cash and cash equivalents	80,662	(637)
Cash and cash equivalents, beginning of the period	98,211	68,289

Cash and cash equivalents, end of the period	$178,873	$67,652

Supplemental disclosure of cash flow information:
Interest paid	$10,942	$18,700
Income taxes paid	$2,300	$766
Supplemental schedule of noncash investing, operating, and financing activities:
Cash dividend accrual for preferred stock	$344	$—
Cash dividend accrual for common stock	$—	$820
Accretion of preferred stock discount	$51	$—

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. THE BUSINESS OF CENTER FINANCIAL CORPORATION

Center Financial Corporation (“Center Financial”) was incorporated on April 19, 2000 and acquired all of the issued and outstanding shares of Center Bank (the “Bank”) in October 2002. Currently, Center Financial’s direct subsidiaries include the Bank and Center Capital Trust I. Center Financial exists primarily for the purpose of holding the stock of the Bank and of the other subsidiary and providing access to capital and funding for the Bank. Center Financial, the Bank, and Center Capital Trust I are collectively referred to herein as the “Company.”

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank’s headquarters are located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank provides comprehensive financial services for small to medium sized business owners, primarily in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is Southern California including Los Angeles, Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has 19 full-service branch offices, 16 of which are located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all California branches as de novo branches. On April 26, 2004, the Bank completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch, the Bank’s first out-of-state branch, with a focus on the Korean-American market in Chicago. The Bank assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Bank opened two new branches in Federal Way, Washington and Diamond Bar, California in November 2007 and March 2008, respectively. At March 31, 2009, the Bank operates one Loan Production Office (“LPO”) in Seattle. Effective February 17, 2009, the Company closed five LPOs located in Denver, Washington D.C., Atlanta, Dallas, and Northern California.

In December 2003, the Company formed a wholly owned subsidiary, Center Capital Trust I, a Delaware statutory business trust, for the exclusive purpose of issuing and selling trust preferred securities.

Center Financial’s principal source of income is currently dividends from the Bank. Expenditures, including but not limited to the payment of dividends to shareholders, if and when declared by the board of directors, and the cost of servicing debt, will generally be paid from such payments made to Center Financial by the Bank. The Company’s liabilities include $18.6 million in debt obligations due to Center Capital Trust I, related to capital trust pass-through securities issued by that entity.

2. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Center Financial and the Bank. Center Capital Trust I is not consolidated as disclosed in Note 9.

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in Company’s annual report on Form 10-K for the year ended December 31, 2008.

Reclassifications

Reclassifications have been made to the prior year financial statements to conform to the current presentation.

3. SIGNIFICANT ACCOUNTING POLICIES

Accounting policies are fully described in Note 2 to the consolidated financial statements in Center Financial’s Annual Report on Form 10-K for the year ended December 31, 2008 and there have been no material changes noted.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB Staff issued a FASB Staff Position (“FSP”) related to SFAS No. 157, FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active. The provisions of FSP FAS 157-3 are effective on issuance, or October 10, 2008. FSP FAS 157-3 clarifies the application of SFAS No. 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The issuance of FSP FAS 157-3 and the Company’s adoption of FSP FAS 157-3 did not have an effect on the Company’s consolidated financial statements. Application issues addressed by the FSP include:

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

On April 9, 2009, the FASB Staff issued three FSP’s to clarify the application of SFAS No. 157 to fair value measurements in the current economic environments, modify the recognition and presentation of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. These FSP’s are FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.

The above FSP’s are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three FSP’s or both the FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 are adopted simultaneously. The Company did not elect to adopt these FSP’s early and is currently assessing the impact of these FSP’s on the consolidated financial statements of the Company.

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

The Company accounts for stock-based compensation in accordance with SFAS No. 123R. The Company’s pre-tax stock-based compensation expense for employees and directors was $239,000 and $348,000 ($182,000 and $265,000 after tax effect of non-qualified stock options) for the three months ended March 31, 2009 and 2008, respectively.

The Company granted 25,000 and 3,000 options with a weighted average grant-date fair value of $2.05 and $3.08 for the three months ended March 31, 2009 and 2008, respectively.

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

	Three Months Ended 3/31/2009	Three Months Ended 3/31/2008
Risk-free interest rate	1.71% - 6.11%	2.05% - 6.11%
Expected life	3 - 6.5 years	3 - 6.5 years
Expected volatility	28% - 42%	28% - 36%
Expected dividend yield	0.00% - 2.21%	0.00% - 2.21%

These assumptions were utilized in the calculation of the compensation expense noted above. These expenses are the result of previously granted stock options and those awarded during the three months ended March 31, 2009 and 2008, respectively.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2009 and 2008 is set forth in the following table:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2008	2,190,252	850,151	$16.78
Options granted	(25,000)	25,000	4.79
Options forfeited	4,500	(4,500)	17.00
Options exercised	—	—	—

Balance at March 31, 2009	2,169,752	870,651	16.43

Balance at December 31, 2007	2,077,452	967,271	$17.05
Options granted	(3,000)	3,000	11.23
Options forfeited	—	—	—
Options exercised	—	—	—

Balance at March 31, 2008	2,074,452	970,271	17.03

The stock options as of March 31, 2009 have been segregated into three ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
	Options Outstanding as of 3/31/2009	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Options Exercisable as of 3/31/2009	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
Range of Exercise Prices
$ 2.23 - $ 8.00	90,451	4.62	$4.93	65,451	2.63	$4.98
$ 8.01 - $ 20.00	576,200	7.62	16.03	216,401	6.68	15.07
$ 20.01 - $ 25.10	204,000	7.49	22.69	117,167	7.50	22.67

	870,651	7.28	16.43	399,019	6.25	15.65

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2009 was $0. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $2.82 as of March 31, 2009 and the exercise price multiplied by the number of options outstanding. No options were exercised during the three months ended March 31, 2009 and 2008.

As of March 31, 2009, the Company had approximately $1.6 million of unrecognized compensation costs related to non-vested options. The Company expects to recognize these costs over a weighted average period of 2.55 years.

Restricted stock activity under the 2006 Plan as of and changes during the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Nonvested, at beginning of period	10,400	$14.72	8,850	$16.92
Granted	—	—	550	11.23
Vested	—	—	—	—
Cancelled and forfeited	—	—	—	—

Nonvested, at end of period	10,400	14.72	9,400	16.59

The Company recorded compensation cost of $5,000 and $8,000 related to the restricted stock granted under the 2006 Plan for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, the Company had approximately $61,000 of unrecognized compensation costs related to unvested restricted stock.

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, included certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. The Company’s current portfolio does not have level 3 securities as of March 31, 2009. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.

Loans held for sale

Loans held for sale which is required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. As of March 31, 2009, the Company has $11.1 million of loans held for sale. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2009, the entire balance of loans held for sale was recorded at its cost.

Impaired loans

A loan is considered impaired when it is probable that all of the principal and interest due may not be collected according to the original underwriting terms of the loan. Impaired loans are measured at an observable market price if available or at the fair value of the loan’s collateral if the loan is collateral dependent. Fair value of the loan’s collateral when the loan is dependent on collateral, is determined by appraisals or independent valuation, which is then adjusted for the cost associated with liquidating the collateral. The Company records impaired loans as nonrecurring with Level 2 inputs.

Assets measured at fair value at March 31, 2009 are as follows:

	Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets measured at fair value on a recurring basis
Available-for-sale securities:
U.S. Treasury	$300	$300	$—	$—
U.S. Governmental agencies and U.S. Government sponsored enterprise securities	22,375	—	22,375	—
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	138,677	—	138,677	—
Corporate trust preferred securities	317	—	317	—
Mutual Funds backed by adjustable rate mortgages	4,542	—	4,542	—
Fixed rate collateralized mortgage obligations	31,283	—	31,283	—
Municipal securities	299	—	299	—

Total available-for-sale securities	$197,793	$300	$197,493	$—

Assets measured at fair value on a non-recurring basis
Impaired Loans	$49,071	$—	$49,071	$—

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

7. LOAN IMPAIRMENT AND ALLOWANCE FOR LOAN LOSSES

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

The following table provides information on impaired loans:

	As of and for the three months ended March 31, 2009	As of and for the twelve months ended December 31, 2008
	(Dollars in thousands)
Impaired loans with specific reserves	$49,071	$44,001
Impaired loans without specific reserves	29,291	17,429

Total impaired loans	78,362	61,430
Allowance on impaired loans	(16,244)	(12,467)

Net recorded investment in impaired loans	$62,118	$48,963

Average total recorded investment in impaired loans	$69,482	$12,293

Interest income recognized on impaired loans on a cash basis	$272	$545

During the first quarter of 2009, a decline in the overall economy was a major contributor to the increase in impaired loans, along with a weakening of the commercial real estate market in Southern California. As of March 31, 2009, fourteen loans were impaired in the amount of $49.1 million with specific reserves of $16.2 million or 33.1% of the loan balance. The breakdown by loan category was comprised of commercial loans of $23.8 million with specific reserves of $7.9 million or 33.2% of the loan balance, commercial real estate loans of $14.0 million with specific reserves of $4.0 million or 28.4% of the loan balance, construction real estate loans of $10.4 million with specific reserves of $4.2 million or 40.0% of the loan balance, and consumer loans of $839,000 with specific reserves of $183,000 or 21.8% of the loan balance.

The following table sets forth the composition of the allowance for loan losses as of March 31, 2009 and December 31, 2008:

	Three Months Ended March 31, 2009	Year Ended December 31, 2008	Three Months Ended March 31, 2008
	(Dollars in thousands)
Balances
Average total loans outstanding during the period	$1,678,518	$1,800,972	$1,837,574

Total loans outstanding at end of period	$1,662,172	$1,717,511	$1,870,698

Allowance for Loan Losses:
Balance at beginning of period	$38,172	$20,477	$20,477
Charge-offs	2,971	8,889	1,007
Recoveries	126	406	53

Net loan charge-offs	2,845	8,483	954
Provision for loan losses	14,451	26,178	2,162

Balance at end of period	$49,778	$38,172	$21,685

Ratios:
Net loan charge-offs to average loans	0.17%	0.47%	0.05%
Provision for loan losses to average total loans	0.86	1.45	0.12
Allowance for loan losses to gross loans at end of period	2.99	2.22	1.16
Allowance for loan losses to total nonperforming loans	88	187	339
Net loan charge-offs to allowance for loan losses at end of period	5.72	22.22	4.40
Net loan charge-offs to provision for loan losses	19.69	32.41	44.13

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Specific (Impaired loans)	$16,244	$12,467
Formula (non-homogeneous)	33,049	25,122
Homogeneous	485	583

Total allowance for loan losses	$49,778	$38,172

8. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank of San Francisco (“FHLB”) and the Treasury, Tax, and Loan Investment Program. Other borrowed funds totaled $168.2 million and $193.0 million at March 31, 2009 and December 31, 2008, respectively. Interest expense on other borrowed funds was $1.8 million and $2.7 million for the three months ended March 31, 2009 and 2008, respectively, reflecting average interest rates of 4.18% and 3.93%, respectively. The increase in the borrowing rate was a result of the decrease in utilization of overnight borrowings of which rates approximate the Fed Funds rates. The remaining borrowings were term borrowings which have higher rates.

As of March 31, 2009, the Company borrowed $167.1 million from the FHLB with note terms from less than 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of the notes. Of the $167.1 million outstanding, $145.0 million is composed of six fixed rate term advances, each with an option to be called by the FHLB after the lockout dates varying from 6 months to 2 years. If market interest rates are higher than the advances’ stated rates at that time, the advances will be called by the FHLB and the Bank will be required to repay the FHLB. If market interest rates are lower after the lockout period, then the advances will not be called by the FHLB. If the advances are not called by the FHLB, then they will mature on the maturity date ranging from 4 years to 10 years. We may repay the advances with a prepayment penalty at any time. If the advances are called by the FHLB, there is no prepayment penalty.

The Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with the FHLB, with a total carrying value of $989.3 million at March 31, 2009 as compared to $1.0 billion at December 31, 2008.

Subject to the right of the FHLB to require early repayment of the borrowings discussed above, FHLB advances outstanding, with an average interest rate of 4.22%, as of March 31, 2009, mature as follows:

(Dollars in thousands)
2009	$20,259
2010	361
2011	25,381
2012	100,295
2013	157
Thereafter	20,644

$167,097

Borrowings obtained from the Treasury Tax and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $2.6 million at March 31, 2009, as collateral to participate in the program. The total borrowed amount under the program, outstanding at March 31, 2009 and December 31, 2008 was $1.0 million and $408,000, respectively.

9. LONG-TERM SUBORDINATED DEBENTURES

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

Holders of the TP Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at a current rate per annum of 3.94%. Interest rate defined as per annum rate of interest, resets quarterly, equal to LIBOR immediately preceding each interest payment date (January 7, April 7, July 7, and October 7 of each year) plus 2.85%. The distributions on the TP Securities are treated as interest expense in the consolidated statements of operations. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TP Securities issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TP Securities.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill. As of March 31, 2009, trust preferred securities comprised 8.2% of the Company’s Tier I capital.

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

10. (LOSS) EARNINGS PER SHARE

The actual number of shares outstanding at March 31, 2009 was 16,789,080. Basic (loss) earnings per share are calculated on the basis of weighted average number of shares outstanding during the period. Diluted (loss) earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Diluted (loss) earnings per share do not include all potentially dilutive shares that may result from outstanding stock options and restricted stock awards that may eventually vest. Exercise of options is not assumed if the result would be anti-dilutive such as when a loss from continuing operations is reported.

The following table sets forth the Company’s (loss) earnings per share calculation for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009			2008
	Net (Loss)	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
	(Dollars in thousands, except earnings per share)
Basic (loss) earnings per share
Net (loss) income	$(2,726)	16,789	$(0.16)	$4,220	16,367	$0.26
Less : preferred stock dividends and accretion of preferred stock discount	(395)	—	(0.03)	—	—	—

(Loss) income available to common shareholders	(3,121)	16,789	(0.19)	4,220	16,367	0.26
Effect of dilutive securities:
Stock options and restricted stock awards	—	—	—	—	36	—
Diluted (loss) earnings per share

(Loss) income available to common shareholders	$(3,121)	16,789	$(0.19)	$4,220	16,403	$0.26

The number of common shares underlying stock options and shares of restricted stock which were outstanding but not included in the calculation of diluted (loss) earnings per share because they would have had an anti-dilutive effect amounted to approximately 851,000 and 901,000 shares for the three months ended March 31, 2009 and 2008, respectively.

11. COMMON AND PREFERRED STOCK CASH DIVIDENDS

On March 25, 2009, the Company’s board of directors suspended its quarterly cash dividends based on adverse economic conditions and the Company’s recent losses. The board of directors determined that this is a prudent, safe and sound practice to preserve capital, and does not expect to resume the payment of cash dividends in the foreseeable future. Unless the preferred stock issued to the Treasury Department in the TARP Capital Purchase Program has been redeemed, the Company will not be permitted to resume paying cash dividends without the consent of the Treasury Department until December 2011.

The Company paid a preferred stock dividend of approximately $481,000 on February 15, 2009 and accrued for the preferred stock dividends of approximately $344,000 at March 31, 2009 which will be included in the next payment scheduled on May 15, 2009.

12. GOODWILL AND INTANGIBLES

In April 2004, the Company purchased the Chicago branch of Korea Exchange Bank and recorded goodwill of $1.3 million and a core deposit intangible of $462,000. The Company amortizes premiums on acquired deposits using the straight-line method over 5 to 9 years. Core deposit intangible, net of amortization, was approximately $200,000 and $213,000 at March 31, 2009 and December 31, 2008, respectively. Estimated amortization expense for five succeeding fiscal years is as follows:

(Dollars in thousands)
2009 (remaining nine months)	$40
2010	53
2011	53
2012	53
2013	1

$200

13. COMMITMENTS AND CONTINGENCIES

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at March 31, 2009 and December 31, 2008 follows:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Loans	$210,516	$220,094
Standby letters of credit	15,333	11,282
Performance bonds	599	560
Commercial letters of credit	25,705	21,506

Liabilities for losses on outstanding commitments of $252,000 and $263,000 were reported separately in other liabilities at March 31, 2009 and December 31, 2008, respectively.

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

14. POSTRETIREMENT SPLIT-DOLLAR ARRANGEMENT

As of January 1, 2008, pursuant to EITF Issue No. 06-4, the Company recorded the cumulative effect of a change in accounting principle for recognizing a liability for postretirement cost of insurance for endorsement split-dollar life insurance coverage with split-dollar arrangement for employees and non-employee directors in the amount of $1.4 million as a reduction of equity. On a monthly basis, the Company records benefit expense of such insurance coverage. Benefit expense during the quarter ended March 31, 2009 and 2008 amounted to approximately $25,000 and $21,000, respectively.

15. PREFERRED STOCK AND COMMON STOCK WARRANTS

The Company entered into a purchase agreement with the U.S. Treasury on December 12, 2008, pursuant to which the Company issued and sold 55,000 shares of the Company’s fixed-rate cumulative perpetual preferred stock for a total purchase price of $55 million, and a 10-year warrant to purchase 864,780 shares of the Company’s common stock at an exercise price of $9.54 per share. The Company will pay the Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed. The cumulative dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year.

The Company allocated total proceeds of $55 million, based on the relative fair value of preferred stock and common stock warrants, to preferred stock for $52.9 million and common stock warrants for $2.1 million, respectively, on December 12, 2008. The preferred stock discount will be accreted, on an effective yield method, to preferred stock over 10 years.

16. RELATED PARTIES

Related parties are fully described in the consolidated statements in Center Financial’s Annual Report on Form 10-K for the year ended December 31, 2008 and there have been no material changes noted.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the major factors that influenced the Company’s consolidated results of operations for the three months ended March 31, 2009 and 2008 and financial condition as of March 31, 2008 and December 31, 2008. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and with the unaudited consolidated financial statements and notes as set forth in this report.

FORWARD-LOOKING STATEMENTS

Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are forward looking statements. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. Risks and uncertainties include, but not limited to, possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuers of such securities suffer financial losses; increased competition among depository institutions; successful completion of planned acquisitions and effective integration of the acquired entities; the economic and regulatory effects of the continuing war on terrorism and other events of war, including the wars in Iraq and Afghanistan; the effect of natural disasters, including earthquakes, fires and hurricanes; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, see “Interest Rate Risk Management” and “Liquidity and Capital Resources” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the year ended December 31, 2008, as supplemented by the information contained in this report.

Critical Accounting Policies

Accounting estimates and assumptions discussed in this section are those that the Company considers to be the most critical to an understanding of the Company’s financial statements because they inherently involve significant judgments and uncertainties. The financial information contained in these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. These critical accounting policies are those that involve subjective decisions and assessments and have the greatest potential impact on the Company’s results of operations. Management has identified its most critical accounting policies to be those relating to the following: investment securities, loan sales, allowance for loan losses, deferred income taxes and share-based compensation. The following is a summary of these accounting policies. In each area, the Company has identified the variables most important in the estimation process. The Company has used the best information available to make the estimations necessary to value the related assets and liabilities. Actual performance that differs from the Company’s estimates and future changes in the key variables could change future valuations and impact net income.

Investment Securities

Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on the Company’s ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise, whereas with respect to available-for-sale securities, they are recorded as a separate component of shareholders’ equity (accumulated comprehensive other income or loss) and do not affect earnings until realized. The fair values of the Company’s investment securities are generally determined by reference to quoted market prices and reliable independent sources. The Company is obligated to assess, at each reporting date, whether there is other-than-temporary impairment (OTTI) to the Company’s investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. The Company did not have any investment securities that were deemed to be “other-than-temporarily” impaired as of March 31, 2009.

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

Impaired Loans

Loans are measured for impairment when it is probable that not all amounts, including principal and interest, will be collected in accordance with the contractual terms of the loan agreement. The amount of impairment and any subsequent changes are recorded through the provision for loan losses as an adjustment to the allowance for loan losses. Impairment is measured either based on the present value of the loan’s expected future cash flows or the estimated fair value of the collateral less related liquidation costs. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The Company evaluates consumer loans for impairment on a pooled basis. These loans are considered to be smaller balance, homogeneous loans, and are evaluated on a portfolio basis accordingly.

Deferred Taxes

Deferred income taxes are provided for using an asset and liability approach. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements. As of March 31, 2009, the Company’s deferred tax assets were primarily due to allowance for loans losses and impairment losses on securities available for sale.

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

SUMMARY OF FINANCIAL DATA

Executive Overview

Consolidated net loss for the first quarter of 2009 was $2.7 million, or loss of $0.19 per share compared to consolidated net income of $4.2 million or $0.26 per diluted share in the first quarter of 2008. The following were significant highlights related to first quarter of 2009 results as compared to the corresponding period of 2008:

•

Net interest income before provision for loan losses was $15.9 million and $18.6 million for three months ended March 31, 2009 and 2008, respectively. Due to the decrease in market rates and the increase in non-accrual loans, the average yield on loans for the first quarter of 2009 decreased to 5.91% compared to

7.42% for the same quarter in 2008, a decrease of 151 basis points. The average investment portfolio for the first quarter of 2009 and 2008 was $205.2 million and $163.0 million, respectively. The average yields on the investment portfolio for the first quarter of 2009 and 2008 were 4.53% and 5.01%, respectively.

•

Net interest margin for the first quarter of 2009 decreased to 3.34% compared to 3.77% for the same quarter of 2008. Loan yields declined 151 basis points whereas the cost of deposits declined only 125 basis points. Interest income on all non-accrual loans amounting to $693,000 was not recognized during the first quarter of 2009 including the reversal of interest income on loans classified to non-accrual status during the quarter. The cost of interest-bearing liabilities decreased to 2.92% for the first quarter of 2009 as compared to 4.36% for the same period in 2008.

•

The provision for loan losses was $14.5 million for the three months ended March 31, 2009 compared to $2.2 million for the same period in 2008. The increase was primarily due to an increase in historical loss experience, an increase in the level of nonperforming loans, and the deterioration in the overall economy indicated by the elevated levels of unemployment and business failures negatively affecting the Company’s customers.

•

The Company’s efficiency ratio improved to 51.7% for the three months ended March 31, 2009, compared to 59.5% for the same period in 2008. The improvement relates to the decrease in noninterest expenses primarily salaries and benefits expenses, legal fees, business promotion and advertising expenses and other operating expenses offset by increases in the FDIC assessment and accounting and other professional fees.

•

Return on average assets and return on average equity decreased to (0.54)% and (4.94)%, respectively, for the three months ended March 31, 2009, compared to 0.79% and 10.47% during the same period in 2008. Return on average assets and the return on average equity decreased due to the consolidated net loss primarily resulting from the compression of net interest margin, and the increase in the loan loss provision, in spite of an increase in total noninterest income and a decrease in noninterest expense during the first quarter of 2009 as compared to the same period in 2008.

The following are important factors in understanding the Company’s financial condition and liquidity:

•

The Company’s gross loans decreased by $55.6 million, or 3.2%, during the three months ended March 31, 2009. Net loans and loans held for sale decreased by $66.9 million, or 4.0%, to $1.61 billion at March 31, 2009, as compared to $1.68 billion at December 31, 2008. The decrease in the loan portfolio was mainly the result of a lower levels of loan production and higher levels of loan pay-offs during the first quarter of 2009 compared to the same period in 2008. The weakening economy has adversely affected the ability to originate loans in the current quarter.

•

Total deposits increased $60.5 million or 3.8% to $1.66 billion at March 31, 2009 compared to $1.60 billion at December 31, 2008. The increases in deposits were mostly due to increases in customer deposits through a deposit campaign.

•

As a result of the aforementioned reduction in loan portfolio and the increase in deposits, the ratio of net loans to total deposits decreased to 96.9% at March 31, 2009 as compared to 104.7% at December 31, 2008.

•

Total nonperforming loans increased to $56.3 million as of March 31, 2009 from $20.5 million as of December 31, 2008 and $6.4 million as of March 31, 2008, respectively. The ratio of nonperforming loans to total gross loans increased to 3.38% at March 31, 2009 compared to 1.19% at December 31, 2008. The ratio of allowance for loan losses to total nonperforming loans decreased to 88% at March 31, 2009, as compared to 187% at December 31, 2008 and our allowance for losses to total gross loans increased to 2.99% at March 31, 2009 compared to 2.22% at December 31, 2008. The Company’s loan portfolio has experienced an increase in the migration of loans to non-accrual status over the past two quarters.

•	The Company suspended its quarterly cash dividend of $0.05 per share in March 2009 and does not expect to resume the payment of such dividend for the foreseeable future.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in the consolidated statements of operations, the Company recorded consolidated net loss of $2.7 million during the three months ended March 31, 2009 compared to consolidated net income of $4.2 million during the same period in 2008. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component:

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(1)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(1)
Assets:
Interest-earning assets:
Loans (2)	$1,668,873	$24,311	5.91%	$1,816,673	$33,610	7.42%
Federal funds sold	56,598	35	0.25	4,751	41	3.46
Investments (3) (4)	205,180	2,291	4.53	162,965	2,028	5.01

Total interest-earning assets (4)	1,930,651	26,637	5.60	1,984,389	35,679	7.23

Noninterest—earning assets:
Cash and due from banks	41,163			59,990
Bank premises and equipment, net	14,750			13,987
Customers’ acceptances outstanding	3,851			3,389
Accrued interest receivables	6,853			8,198
Other assets	45,940			38,658

Total noninterest-earning assets	112,557			124,222

Total assets	$2,043,208			$2,108,611

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$452,204	$2,221	1.99%	$297,569	$2,702	3.64%
Savings	51,343	451	3.56	53,830	445	3.32
Time certificates of deposit over $100,000	645,656	4,763	2.99	809,216	9,540	4.73
Other time certificates of deposit	147,355	1,290	3.55	116,478	1,350	4.65

	1,296,558	8,725	2.73	1,277,093	14,037	4.41
Other borrowed funds	176,864	1,818	4.17	277,136	2,717	3.93
Long-term subordinated debentures	18,557	192	4.20	18,557	326	7.05

Total interest-bearing liabilities	1,491,979	10,735	2.92	1,572,786	17,080	4.36

Noninterest-bearing liabilities:
Demand deposits	305,690			351,107

Total funding liabilities	1,797,669		2.42%	1,923,893		3.56%

Other liabilities	21,799			23,090

Total noninterest-bearing liabilities	327,489			374,197
Shareholders’ equity	223,740			161,628

Total liabilities and shareholders’ equity	$2,043,208			$2,108,611

Net interest income (4)		$15,902			$18,599

Cost of deposits			2.21%			3.46%

Net interest spread (5)			2.68%			2.88%

Net interest margin (6)			3.34%			3.77%

(1)	Average rates/yields for these periods have been annualized.

(2)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $143,000 for the three months ended March 31, 2009 and $467,000 for the same period in 2008. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

(3)	Investments include securities available for sale, securities held to maturity, FHLB and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.

(4)

Interest income on a tax equivalent basis for tax-advantaged investments was not included in the computation of yields. Such income amounted to $4,000 and $22,000 for the three months ended March 31, 2009 and 2008, respectively.

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

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume) and (ii) changes in interest rates (rate):

	Three Months Ended March 31, 2009 vs. 2008 Increase (Decrease) Due to Change In
	Volume	Rate(7)	Total
Earning assets:
Interest income:
Loans (8)	$(2,573)	$(6,726)	$(9,299)
Federal funds sold	65	(71)	(6)
Investments (9)	486	(223)	263

Total earning assets	(2,022)	(7,020)	(9,042)

Interest expense:
Deposits and borrowed funds:
Money market and super NOW accounts	1,063	(1,544)	(481)
Savings deposits	(21)	27	6
Time certificates of deposits	(1,362)	(3,474)	(4,836)
Other borrowings	(1,026)	126	(900)
Long-term subordinated debentures	—	(134)	(134)

Total interest-bearing liabilities	(1,346)	(4,999)	(6,345)

Net interest income	$(676)	$(2,021)	$(2,697)

(7)	Average rates/yields for these periods have been annualized.

(8)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $143,000 for the three months ended March 31, 2009 and $467,000 for the same period in 2008. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

(9)

Interest income on a tax equivalent basis for tax-advantaged investments was not included in the computation of yields. Such income amounted to $4,000 and $22,000 for the three months ended March 31, 2009 and 2008, respectively.

The Company’s net interest income depends on the yields, volume, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

Total interest and dividend income for the three months ended March 31, 2009 was $26.6 million compared to $35.7 million for the same period in 2008. The decrease was primarily due to market rate decreases and the reduction in earning assets. Average net loans decreased by $147.8 million or 8.1% for the three months ended March 31, 2009 compared to the same period in 2008. In addition, interest income on non-accrual loans amounting to $693,000 was not recognized during the first quarter of 2009 as a result of the significant increase in non-accruals loans starting from the fourth quarter of 2008.

Total interest expense for the three months ended March 31, 2009 decreased by $6.3 million or 37.1% compared to the same period in 2008. The decrease was primarily due to the decreases in market rates set by the FOMC and interest-bearing liabilities during the past year. Average interest bearing liabilities decreased by $80.8 million for the three months ended March 31, 2009 compared to the same period in 2008.

Net interest income before provision for loan losses was $15.9 million and $18.6 million for three months ended March 31, 2009 and 2008, respectively. Due to the decrease in market rates and the increase in non-accrual loans, the average yield on loans for the first quarter of 2009 decreased to 5.91% compared to 7.42% for the same period in 2008, a decrease of 151 basis points. The average investment portfolio for the first quarter of 2009 and 2008 was $205.2 million and $163.0 million, respectively. The average yields on the investment portfolio for the first quarter of 2009 and 2008 were 4.53% and 5.01%, respectively.

Net interest margin for the first quarter of 2009 decreased to 3.34% compared to 3.77% for the same period of 2008. Loan yields declined 151 basis points whereas the cost of deposits declined only 125 basis points. Interest income on non-accrual loans amounting to $693,000 was not recognized during the first quarter of 2009 in addition to the reversal of interest income on loans classified to non-accrual status during the quarter. The cost of interest-bearing liabilities decreased to 2.92% for the first quarter of 2009 as compared to 4.36% for the same period in 2008.

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

The provision for loan losses was $14.5 million for the three months ended March 31, 2009 compared to $2.2 million for the same period in 2008. The increase was primarily due to an increase in historical loss experience, an increase in the level of nonperforming loans and the deterioration in the overall economy indicated by the elevated levels of unemployment and business failures negatively affecting the Company’s customers. Management believes that the $14.5 million loan loss provision was adequate for the first quarter of 2009.

While management believes that the allowance for loan losses of 2.99% of total loans at March 31, 2009 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimated, inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	Three Months Ended March 31,
	2009		2008
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Customer service fees	$1,973	52.78%	$1,813	49.81%
Fee income from trade finance transactions	548	14.66	601	16.51
Wire transfer fees	267	7.14	260	7.14
Gain on sale of loans	—	—	330	9.07
Net loss on sale of securities available for sale	(49)	(1.31)	—	—
Loan service fees	275	7.36	253	6.95
Other income	724	19.37	383	10.52

Total noninterest income	$3,738	100.00%	$3,640	100.00%

As a percentage of average earning assets		0.79%		0.74%

For the three months ended March 31, 2009, noninterest income was $3.7 million compared to $3.6 million for the same period in 2008, and, as a percentage of average earning assets, increased to 0.79% from 0.74% for the same period in 2008. The increase in the amount was related to the increase in customer service fees and other income offset by the reduction of trade finance transactions fees and gain on sale of loans for the three months ended March 31, 2009 as compared to the same period in 2008. The primary sources of recurring noninterest income continued to be customer service fees and fee income from trade finance transactions.

Customer service fees for the three months ended March 31, 2009 increased by $160,000 or 8.8% as compared to the same period in 2008. This increase was due primarily to a nominal increase in customer accounts and the increases in fee charges during the past year.

Fee income from trade finance transactions for the three months ended March 31, 2009 decreased by $53,000, or 8.8% as compared to the same period in 2008. The decrease was due to less international trade activity by the Company’s customers. Several large customers recently paid down trade finance loans and the overall weakness in the global economy, specifically the Pacific Rim, has had a negative impact on the Company’s ability to grow this line of business.

The Company recorded gain on sale of loans of $0 and $330,000 for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, there were no SBA loan sales whereas the Company sold SBA loans of $12.2 million realizing gains of $330,000 during the same period in 2008. The decrease in sales of SBA loans was due to the market illiquidity in the secondary market which also resulted in substantial decline of premiums on the sale of SBA loans over the past year.

Other income increased by $341,000, or 89.0% for the three months ended March 31, 2009 as compared to the same period in 2008. During the first quarter of 2009, the Company entered into a settlement agreement with one of the original defendants in the KEIC litigation and received a settlement payment of $350,000. The Company entered into a settlement with other parties involved in the KEIC litigation during the third quarter of 2008.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
	2009		2008
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$4,289	42.26%	$7,120	53.79%
Occupancy	1,182	11.65	1,041	7.86
Furniture, fixtures, and equipment	528	5.20	492	3.72
Data processing	595	5.86	522	3.94
Legal fees	243	2.39	630	4.76
Accounting and other professional fees	410	4.04	337	2.55
Business promotion and advertising	338	3.33	462	3.49
Stationery and supplies	109	1.07	131	0.99
Telecommunications	169	1.67	169	1.28
Postage and courier service	146	1.44	201	1.52
Security service	245	2.41	274	2.07
Regulatory assessment	592	5.83	288	2.18
Other operating expenses	1,302	12.85	1,570	11.85

Total noninterest expense	$10,148	100.00%	$13,237	100.00%

As a percentage of average earning assets		2.13%		2.68%
Efficiency ratio		51.7%		59.5%

For the first quarter of 2009, noninterest expense decreased 23.3% to $10.1 million, compared to $13.2 million for the same period in 2008. The decrease in noninterest expense was primarily attributable to the decreases in salaries and employee benefits, legal fees, business promotion and advertising expenses and other operating expenses offset by the increases in the FDIC insurance premium, accounting and other professional fees. Noninterest expense as a percentage of average earning assets was 2.13% for the three months ended March 31, 2009 compared to 2.68% for the same period in 2008.

The Company’s efficiency ratio improved to 51.7% for the three months ended March 31, 2009, compared to 59.5% for the same period in 2008. The improvement relates to the decrease in noninterest expenses primarily salaries and benefits expenses, legal fees, business promotion and advertising expenses and other operating expenses offset by increases in the FDIC assessment and accounting and other professional fees.

Salaries and benefits expenses decreased 39.8% to $4.3 million for the three months ended March 31, 2009 compared to $7.1 million for the same period in 2008. This decrease was primarily due to the reversal of bonus accruals for employees which was suspended by the board during the first quarter of 2009. The bonus expenses of ($758,000) and $1.1 million were recorded during the three months ended March 31, 2009 and 2008, respectively. In addition, management has taken measures to reduce staff throughout 2008 and as a result full time equivalents (“FTE”) decreased 18.0% from 366 as of March 31, 2008 to 300 as of March 31, 2009.

Occupancy expenses increased by 13.5% to $1.2 million for the three months ended March 31, 2009 compared to $1.0 million for the same period in 2008. This increase was due mainly to increased rent expenses resulting from the opening of the Diamond Bar branch in March 2008 and depreciation expenses as a result of facility improvements made during the past year.

Legal fees decreased by 61.4% to $243,000 for the three months ended March 31, 2009 compared to $630,000 for the same period in 2008. The decrease was mainly due to an insurance reimbursement in the amount of $209,000 received from the insurance carrier in relation to litigation which was recently settled. In addition, the KEIC litigation settlement which was reached during the third quarter of 2008 contributed to the decrease in legal expenses.

Accounting and other professional fees slightly increased to $410,000 for the three months ended March 31, 2009 compared to $337,000 for the same period in 2008. The increase was primarily due to the increase in audit fees as a result of additional review of the loan portfolio and allowance for loan losses.

Regulatory assessment expense increased by 105.6% to $592,000 for the three months ended March 31, 2009 compared to $288,000 for the same period in 2008. The increase was mainly the result of the 7 basis points increase in the FDIC insurance premium for the first quarter of 2009. The FDIC will assess an additional 10 basis points to be calculated on June 30, 2009 deposits and paid on September 30, 2009.

For the three months ended March 31, 2009, other operating expenses decreased 17.1% to $1.3 million as compared to $1.6 million for the same period in 2008. The decreases were mainly due to the non-recurring charges incurred during the first quarter of 2008 in operational losses of $245,000, a court claim settlement of $179,000 and other real estate owned related valuation adjustment of $68,000. The decrease was offset by the increase in CRA investment loss of $132,000 due to increase in additional investment in affordable housing partnerships during the past year.

The remaining noninterest expenses include such items as furniture, fixture and equipment, data processing, business promotion and advertising, stationery and supplies, telecommunications, postage, courier service, and security service expenses. For the three months ended March 31, 2009, these noninterest expenses amounted to $2.1 million compared to $2.3 million for the same period in 2008.

Provision for Income Taxes

Income tax (benefit) expense consists of current and deferred tax (benefit) expense. Current tax (benefit) expense is the result of applying the current tax rate to current taxable (loss) income. The deferred portion is intended to reflect income or loss that differs from financial statement pre-tax income or loss because some items of income and expense are recognized in different years for income tax purposes than in the financial statements.

The income tax (benefit) provision amounted to $(2.2) million and $2.6 million for the three months ended March 31, 2009 and 2008, respectively, representing effective tax rates of (45.0)% and 38.3%, respectively. The primary reasons for the difference from the federal statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax favored investments in low-income housing, municipal obligations, dividend exclusions, treatment of SFAS 123R amortization, increase in cash surrender value of bank owned life insurance and California enterprise zone deductions. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $261,000 for the three months ended March 31, 2009 compared to $195,000 for the same period in 2008.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns. The Company’s deferred tax assets were $23.6 million as of March 31, 2009, and $19.9 million as of December 31, 2008. As of March 31, 2009, the Company’s deferred tax assets were primarily due to the allowance for loan losses and impairment losses on securities available for sale.

In accordance with FIN 48, it is management’s policy to separately disclose any penalties or interest arising from the application of federal or state income taxes. There were no penalties or interest assessed for the quarter ended March 31, 2009.

The Internal Revenue Service (the “IRS”) and the Franchise Tax Board (the “FTB”) have examined the Company’s consolidated federal income tax returns for tax years up to and including 2003. As of March 31, 2009, the Company was under examination by the IRS for the 2005 tax year and the FTB had no open examinations. The Company does not anticipate any material changes as a result of the examination. In addition, the Company does not have any unrecognized tax benefits subject to significant increase or decrease as a result of uncertainty.

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

Short-term Investments

The Company invests its excess available funds from daily operations primarily in overnight Fed Funds and Money Market Funds. Money Market Funds are composed of mostly government funds and high quality short-term commercial paper. The Company can redeem the funds at any time. As of March 31, 2009 and December 31, 2008, the amounts invested in Federal Funds were $131.5 million and $50.4 million, respectively. The average yield earned on these funds was 0.25% for the three months ended March 31, 2009 compared to 3.46% for the same period in 2008.

Investment Portfolio

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	As of March 31, 2009		As of December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$300	$300	$299	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	21,996	22,375	23,997	24,510
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	135,593	138,677	117,814	119,137
U.S. Government sponsored enterprise preferred stock	—	—	—	—
Corporate trust preferred securities	1,112	317	1,111	1,111
Mutual Funds backed by adjustable rate mortgages	4,500	4,542	4,500	4,495
Fixed rate collateralized mortgage obligations	30,912	31,283	23,511	24,280
Municipal securities	300	299	—	—

Total available for sale	$194,713	$197,793	$171,232	$173,833

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$—	$—	$3,852	$3,861
Municipal securities	—	—	5,009	5,018

Total held to maturity	$—	$—	$8,861	$8,879

Total investment securities	$194,713	$197,793	$180,093	$182,712

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

The Company performs regular impairment analyses on the investment securities portfolio. If the Company determines that a decline in fair value is other-than-temporary, an impairment write-down is recognized in current earnings. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security and the Company’s ability and intent on holding the securities until the fair values recover. Because the Company has the ability and the intent to hold these investments until recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

The Company owns collateralized debt obligation (“CDO”) securities that are backed by trust preferred securities issued by banks and thrifts. The market for these securities at March 31, 2009 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these CDO’s trade and then by a significant decrease in the volume of trades relative to historical level. There are currently very few market participants who are willing and able to transact for these securities. Moody’s downgraded these CDO’s to non-investment grade for credit impairment on November 13, 2008. The Company recognized OTTI impairment during 2008 of $9.9 million on an original par value of $11.0 million. There were no OTTI charges recognized during the three months ended March 31, 2009 and 2008.

In April 2009, the FASB finalized and issued three new accounting pronouncements regarding the application of fair value accounting standards. All three pronouncements were issued in the form of FASB Staff Positions (FSPs). The FSPs will be effective for periods ending after June 15, 2009 and early adoption is permitted for periods ending after March 15, 2009. FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. If a company does not have the intent to sell a debt security prior to recovery and it is more likely than not that it will not have to sell prior to recovery, the security would not be considered OTTI unless there is a credit loss. Under the new rules, once an OTTI is determined for a debt security, the portion of an asset write down attributed to credit losses may flow through earnings and the remaining portion may flow through other comprehensive income, depending on the situation and facts involved. An entity will also be required to recognize noncredit losses on held-to-maturity debt securities in other comprehensive income (OCI). The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

As of March 31, 2009, investment securities totaled $197.8 million or 9.5% of total assets, compared to $182.7 million or 8.9% of total assets as of December 31, 2008. The increase in the investment portfolio was part of the Company’s balance sheet restructuring, for interest rate risk and liquidity management purposes.

As of March 31, 2009, securities available for sale totaled $197.8 million, compared to $173.8 million as of December 31, 2008. Securities available for sale as a percentage of total assets increased to 9.5% as of March 31, 2009 compared to 8.5% at December 31, 2008. Securities held to maturity decreased to $0 as of March 31, 2009, compared to $8.9 million as of December 31, 2008. The Company sold $4.7 million (at book value) of its municipal holdings in the held-to- maturity category and reclassified the remaining $3.8 million (at fair value) to available-for-sale category during the three months ended March 31, 2009. The Company decided to sell municipal securities due to concerns about declining credit quality in the municipal securities market and to improve liquidity in the investment portfolio.

The composition of available-for-sale and held-to-maturity securities was 100.0% and 0% as of March 31, 2009, compared to 95.1% and 4.9% as of December 31, 2008, respectively. For the three months ended March 31, 2009, the yield on the average investment portfolio was 4.53% as compared to 5.05% for the same period in 2008.

The following table summarizes, as of March 31, 2009, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	Within one Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	$6,430	4.39%	$16,245	4.10%	$—	—%	$—	—%	$22,675	4.18%
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	439	3.68	3,396	4.72	18,623	4.51	116,219	4.78	138,677	4.74
Corporate trust preferred securities	—	—	—	—	—	—	317	32.49	317	32.49
Mutual Funds backed by adjustable rate mortgages	4,542	3.92	—	—	—	—	—	—	4,542	3.92
Fixed rate collateralized mortgage obligations	—	—	—	—	3,900	4.42	27,383	4.96	31,283	4.89
Municipal securities	—	—	299	3.40	—	—	—	—	299	3.40

Total available for sale	$11,411	4.18	$19,940	4.14	$22,523	4.49	$143,919	4.88	$197,793	4.72

Total investment securities	$11,411	4.18%	$19,940	4.14%	$22,523	4.49%	$143,919	4.88%	$197,793	4.72%

The following table shows the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2009.

	As of March 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	$17,531	$(110)	$7,957	$(66)	$25,488	$(176)
Municipal securities and corporate debt securites	616	(794)	—	—	616	(794)

Total	$18,147	$(904)	$7,957	$(66)	$26,104	$(970)

As of March 31, 2009, the Company had a total fair value of $26.1 million of securities, with unrealized losses of $970,000. We believe these unrealized losses are due to a temporary condition, primarily changes in interest rates, and do not reflect a deterioration of credit quality of the issuer. The market value of securities that have been in a continuous loss position for 12 months or more totaled $8.0 million, with unrealized losses of $66,000.

All individual securities that have been in a continuous unrealized loss position at March 31, 2009 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at March 31, 2009. These securities have decreased in value since their purchase dates as market interest rates have changed. However, the Company has the ability, and management intends, to hold these securities until their fair values recover to cost.

Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio, including loans held for sale, as of the dates indicated:

	March 31, 2009		December 31, 2008
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$53,072	3.2%	$61,983	3.6%
Commercial (10)	1,131,682	68.0	1,134,793	66.0
Commercial	313,065	18.8	334,350	19.4
Trade Finance (11)	48,813	2.9	63,479	3.7
SBA (12)	37,962	2.3	37,027	2.2
Other (13)	15	0.0	27	0.0
Consumer	79,853	4.8	88,396	5.1

Total Gross Loans	1,664,462	100.00%	1,720,055	100.00%
Less:
Allowance for Loan Losses	49,778		38,172
Deferred Loan Fees	1,188		1,359
Discount on SBA Loans Retained	1,102		1,184

Total Net Loans and Loans Held for Sale	$1,612,394		$1,679,340

(10)	Real estate commercial loans are loans secured by deeds of trust on real estate.

(11)	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.

(12)	Balance includes SBA loans held for sale of $11.1 million and $9.9 million, at the lower of cost or fair value, at March 31, 2009 and December 31, 2008, respectively.

(13)	Consists of transactions in process and overdrafts.

The Company’s gross loans decreased by $55.6 million, or 3.2%, to $1.66 billion at March 31, 2009, as compared to $1.72 billion at December 31, 2008. Net loans and loans held for sale decreased by $66.9 million, or 4.0%, to $1.61 billion at March 31, 2009, as compared to $1.68 billion at December 31, 2008. The decrease in the loan portfolio was mainly the result of lower levels of loan production and higher levels of loan pay-offs during the first quarter of 2009 compared to the same period in 2008. Net loans and loans held for sale as of March 31, 2009 represented 77.2% of total assets, compared to 81.7% as of December 31, 2008.

The decrease in gross loans is comprised primarily of net decreases in commercial business loans of $21.3 million or 6.4%, trade finance loans of $14.7 million, or 23.1%, construction real estate loans of $8.9 million or 14.4%, consumer loans of $8.5 million or 9.7% and commercial real estate loans of $3.1 million or 0.3% offset by an increase in SBA loans of $0.9 million or 2.5%.

Construction real estate loans decreased to $53.1 million representing 3.2% of total loans as of March 31, 2009 compared to $62.0 million representing 3.6% of total loans as of December 31, 2008.

As of March 31, 2009, commercial real estate loans remained the largest component of the Company’s total loan portfolio. Commercial real estate loans remained at $1.1 billion and represented 68.0% and 66.0% of total loans at March 31, 2009 and December 31, 2008, respectively.

Commercial business loans decreased to $313.1 million as of March 31, 2009 compared to $334.4 million at December 31, 2008. The weak economy has limited the Company’s ability to grow commercial loans.

Trade finance loans decreased to $48.8 million as of March 31, 2009 from $63.5 million at December 31, 2008. This decrease in trade finance loans was mainly due to decreased loan activity in commercial lines related to letters of credit for correspondent banks. Several large customers recently paid down trade finance loans and the overall weakness in the global economy, more specifically the Pacific Rim, has had a negative impact on the Company’s ability to grow this line of business.

During the three months ended March 31, 2009, there were no SBA loan sales as compared to sales of $12.2 million while retaining the obligation to service the loans for a servicing fee and to maintain customer relations during the same period in 2008. As of March 31, 2009, the Company was servicing $126.5 million of sold SBA loans, compared to $131.2 million of sold SBA loans as of December 31, 2008. The Company’s SBA portfolio increased to $38.0 million at March 31, 2009 compared to $37.0 million at December 31, 2008.

The Company has determined it has no reportable foreign credit risk.

Nonperforming Assets

Nonperforming assets are defined as loans on non-accrual status, loans 90 days or more past due but not on non-accrual status, Other Real Estate Owned (“OREO”), and Troubled Debt Restructurings (“TDR”). The Company generally places loans on non-accrual status when they become 90 days past due, unless they are both fully secured and in process of collection. OREO consists of real property acquired through foreclosure or similar means that the Company intends to offer for sale. Loans may be restructured by the Company when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms, where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full.

The Company’s classification of a loan as non-accrual is an indication that there is reasonable doubt as to the full collectibility of principal or interest on the loan. At this point, the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid. The remaining balance of the loan will be charged off if the loan deteriorates further due to a borrower’s bankruptcy or similar financial problems, unsuccessful collection efforts or a loss classification by regulators and/or internal credit examiners. These loans may or may not be collateralized, but collection efforts are continuously pursued. Subsequent collection of payments will reduce the principal balance of the loan until the collateral is liquidated or the loan is paid off.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in thousands)
Nonperforming loans:
Real estate:
Construction	$15,451	$1,951	$—
Commercial	18,870	13,128	—
Commercial	18,582	2,272	2,471
Consumer	416	369	512
Trade Finance	1,196	1,196	—
SBA	1,774	1,538	3,410

Total nonperforming loans	56,289	20,454	6,393
Other real estate owned	—	—	309

Total nonperforming assets	$56,289	$20,454	$6,702

SBA Guaranteed portion of nonperforming loans	$2,408	$2,110	$2,545

Total nonperforming assets, net of SBA guarantee	$53,881	$18,344	$4,157

Nonperforming loans as a percent of total gross loans	3.38%	1.19%	0.34%
Nonperforming assets as a percent of total loans and other real estate owned	3.38%	1.19%	0.36%
Allowance for loan losses to nonperforming loans	88%	187%	339%

Total nonperforming loans increased to $56.3 million as of March 31, 2009 from $20.5 million as of December 31, 2008 and $6.4 million as of March 31, 2008, respectively. The increase from December 31, 2008 to March 31, 2009 resulted from the increases in construction real estate loans of $13.5 million, commercial real estate loans of $5.7 million, commercial business loans of $16.3 million and SBA loans of $236,000.

The guaranteed portion of nonperforming loans of $2.4 million consists of $1.2 million of SBA loans with SBA guarantees of up to 85% and $1.2 million of trade finance loans under the Export Working Capital Program (“EWCP”) through which a 90% guarantee is provided by SBA. The Company has charged off the unguaranteed portion of the trade finance loans of approximately $400,000 which was deemed uncollectible during the fourth quarter of 2008 and is anticipating the guarantee to be collected from the SBA during the second quarter of 2009. At March 31, 2009, total nonperforming assets, net of the SBA guaranteed portion, were $53.9 million. Total nonperforming assets were $56.3 million, representing 3.38% of total loans at March 31 2009. The increase was a result of weakening economic conditions in the Southern California economy and its impact on the Company’s commercial real estate, construction real estate, and commercial business loans. The weakening economy has impacted the Company’s level of nonperforming assets significantly during the fourth quarter of 2008 and the first quarter of 2009.

Loan impairment

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

The following table provides information on impaired loans:

	As of and for the three months ended March 31, 2009	As of and for the twelve months ended December 31, 2008
	(Dollars in thousands)
Impaired loans with specific reserves	$49,071	$44,001
Impaired loans without specific reserves	29,291	17,429

Total impaired loans	78,362	61,430
Allowance on impaired loans	(16,244)	(12,467)

Net recorded investment in impaired loans	$62,118	$48,963

Average total recorded investment in impaired loans	$69,482	$12,293

Interest income recognized on impaired loans on a cash basis	$272	$545

During the first quarter of 2009, a decline in the overall economy was a major contributor to the increase in impaired loans, along with a weakening of the commercial real estate market in Southern California. As of March 31, 2009, fourteen loans were impaired in the amount of $49.1 million with specific reserves of $16.2 million or 33.1% of the loan balance. The breakdown by loan category was comprised of commercial loans of $23.8 million with specific reserves of $7.9 million or 33.2% of the loan balance, commercial real estate loans of $14.0 million with specific reserves of $4.0 million or 28.4% of the loan balance, construction real estate loans of $10.4 million with specific reserves of $4.2 million or 40.0% of the loan balance, and consumer loans of $839,000 with specific reserves of $183,000 or 21.8% of the loan balance.

Allowance for Loan Losses

The Company’s allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and to quantifiable external factors including commodity and finished goods prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in the Company’s markets and, in particular, the state of certain industries. The size and complexity of individual credits, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in its methodologies. As the Company adds new products, increases the complexity of the loan portfolio, and expands the geographic coverage, the Company will enhance the methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have significant impact to the loan loss calculation. The Company believes that its methodologies continue to be appropriate given its size and level of complexity.

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

Formula Allowance for Identified Graded Loans. Non-homogenous loans such as commercial real estate, construction, commercial business, trade finance and SBA loans that are not subject to the allowance for specifically identified loans discussed above are reviewed individually and subject to a formula allowance. The formula allowance is calculated by applying loss factors to outstanding Pass, Special Mention, Substandard and Doubtful loans. The evaluation of the inherent loss for these loans involves a high degree of uncertainty, subjectivity and judgment because probable loan losses are not identified with a specific loan. In determining the formula allowance, the Company relies on a mathematical formulation that incorporates a six-quarter rolling average of historical losses, which has been adjusted from the twelve quarter analysis used previously. With the recent substantial decline in the Southern California economy and higher unemployment levels, the Company began using the six-quarter rolling average beginning in the fourth quarter of 2008 to better reflect directional consistency in its allowance for loan losses, instead of the twelve-quarter rolling average that the Company had historically applied. As a result, the two most recent quarters were weighted at 65% of the total loss factor as compared to 39% under the methodology used prior to the fourth quarter of 2008. This shortening of the historical period is believed to properly reflect the current market environment including the weakening economy and higher level of unemployment and the loss trends in the loan portfolio. Current quarter losses are measured against previous quarter loan balances to develop the loss factor. Loans risk rated Pass, Special Mention and Substandard for the most recent three quarters are adjusted to an annual basis as follows:

•	the most recent quarter is weighted 4/1;

•	the second most recent is weighted 4/2;

•	the third most recent is weighted 4/3.

The formula allowance may be further adjusted to account for the following qualitative factors which have been established at a minimum of 100 basis points, a 100% increase from December 31, 2008:

•	Changes in national and local economic and business conditions and developments, including the condition of various market segments;

•	Changes in the trend of the volume and severity of past due and classified loans, and trends in the volume of non-accrual loans and troubled debt restructurings, and other loan modifications;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations;

•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated losses in the Company’s loan portfolio;

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;

•	Changes in the nature and volume of the loan portfolio;

•	Changes in the experience, ability, and depth of lending management and staff; and

•	Changes in the quality of the Company’s loan review system and the degree of oversight by the directors.

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

The following table sets forth the composition of the allowance for loan losses as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Specific (Impaired loans)	$16,244	$12,467
Formula (non-homogeneous)	33,049	25,122
Homogeneous	485	583

Total allowance for loan losses	$49,778	$38,172

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

	Three Months Ended March 31, 2009	Year Ended December 31, 2008	Three Months Ended March 31, 2008
	(Dollars in thousands)
Balances
Average total loans outstanding during the period (14)	$1,678,518	$1,800,972	$1,837,574

Total loans outstanding at end of period (14)	$1,662,172	$1,717,511	$1,870,698

Allowance for Loan Losses:
Balance at beginning of period	$38,172	$20,477	$20,477

Charge-offs:
Real estate
Construction	931	402	—
Commercial	70	319	—
Commercial	1,236	4,403	817
Consumer	605	2,040	117
Trade finance	—	1,144	—
SBA	129	581	73

Total charge-offs	2,971	8,889	1,007

Recoveries
Real estate	—	—	—
Commercial	25	128	10
Consumer	78	131	21
Trade finance	1	12	—
SBA	22	135	22

Total recoveries	126	406	53

Net loan charge-offs	2,845	8,483	954
Provision for loan losses	14,451	26,178	2,162

Balance at end of period	$49,778	$38,172	$21,685

Ratios:
Net loan charge-offs to average loans	0.17%	0.47%	0.05%
Provision for loan losses to average total loans	0.86	1.45	0.12
Allowance for loan losses to gross loans at end of period	2.99	2.22	1.16
Allowance for loan losses to total nonperforming loans	88	187	339
Net loan charge-offs to allowance for loan losses at end of period	5.72	22.22	4.40
Net loan charge-offs to provision for loan losses	19.69	32.41	44.13

(14)	Total loans are net of deferred loan fees and discount on SBA loans sold.

Based on a quarterly migration and qualitative analysis which evaluates the loan portfolio credit quality, the allowance for loan losses grew to $49.8 million as of March 31, 2009 compared to $38.2 million at December 31, 2008. The Company recorded a provision of $14.5 million for the three months ended March 31, 2009 compared to $2.2 million for the same period of 2008. For the three months ended March 31, 2009, the Company charged off $3.0 million and recovered $126,000 resulting in net loan charge-offs of $2.8 million, compared to net loan charge-offs of $1.0 million for the same period in 2008.

Loan charge-offs for the quarter ended March 31, 2009 were comprised of construction real estate loans at 32%, commercial business loans at 31%, consumer loans at 23%, B2B at 10% and SBA loans at 4% of the total charge-offs. Service businesses represented 42% of total loan charge-offs, retail stores 33% wholesalers 16% and restaurants 9%. Approximately 9% of the net charge-offs for the quarter ended March 31, 2009 were outside of the Southern California market.

The Company is operating in a challenging and uncertain economic environment, including uncertain national and local conditions. Financial institutions continue to be adversely affected by the softening commercial real estate market and the constrained financial markets and have resulted in illiquidity in these markets specific to the Southern California region in which the Company has significant geographic exposure. As a result, continued declines in commercial real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including higher unemployment levels and, increase in small business failures and other factors which could have adverse effects on the Company’s borrowers and as a result of this deterioration in economic conditions especially in Southern California, the Company’s allowance for loan losses were 2.99% at March 31, 2009 and 2.22% at December 31, 2008, respectively, of gross loans.

Management believes the level of the allowance as of March 31, 2009 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require increased provisions for loan losses in the future.

The ratio of the allowance for loan losses to total nonperforming loans decreased to 88% as of March 31, 2009 compared to 187% as of December 31, 2008. Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. Commercial real estate is the principal collateral for the Company’s loans.

Deposits

The composition and cost of the Company’s deposit base are important components in analyzing its net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. Net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost core deposits, namely noninterest-bearing demand, NOW accounts, savings accounts and money market deposit accounts. Liquidity is impacted by the volatility of deposits or other funding instruments, or in other words their propensity to leave the institution for rate-related or other reasons. Potentially, the most volatile deposits in a financial institution are large certificates of deposit (e.g., generally time deposits with balances exceeding $250,000). Because these deposits (particularly when considered together with a customer’s other specific deposits) may exceed FDIC insurance limits, depositors may select shorter maturities to offset perceived risk elements associated with such deposits.

The Company’s average interest bearing deposit cost decreased to 2.73% for the three months ended March 31, 2009, compared to 4.41% for the same period in 2008. This decrease is primarily due to the decreases in short term rates set by the FOMC, which caused the average rates paid on deposits and other liabilities to decrease.

The Company can deter, to some extent, the rate sensitive customers who demand high cost certificates of deposit because of local market competition by using wholesale funding sources. As of March 31, 2009, the Company held brokered deposits in the amount of $367.4 million. The Company also had certificates of deposit with a state in the amount of $115.0 million as of March 31, 2009 and $115.5 million as of December 31, 2008.

Deposits consist of the following:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$306,112	$310,154
Money market accounts and NOW	470,741	447,275
Savings	52,683	52,692

	829,536	810,121
Time deposits
Less than $100,000	156,611	143,221
$100,000 or more	677,921	650,177

Total	$1,664,068	$1,603,519

Total deposits increased $60.5 million or 3.8% to $1.66 billion at March 31, 2009 compared to $1.60 billion at December 31, 2008. During the first quarter of 2009, noninterest-bearing demand deposits fell by $4.0 million, or 1.3%, and represented 18.4% of total deposits at March 31, 2009 compared to 19.3% at December 31, 2008. MMDA and NOW increased by $23.5 million, or 5.2%, rising to 28.3% of total deposits at March 31, 2009 from 27.9% at December 31, 2008. Savings account balances remained virtually unchanged representing 3.2% and 3.3% of total deposits at March 31, 2009 and December 31, 2008, respectively. Time deposits under $100,000, which are classified as core deposits, increased by $13.4 million, or 9.3%, while jumbo time deposits, or time deposits greater than or equal to $100,000, increased by $27.7 million, or 4.3%. The increases in deposits were mostly due to increases in customer deposits through a deposit campaign.

The following table summarizes the composition of deposits as a percentage of total deposits as of the dates indicated:

	March 31, 2009	December 31, 2008
Demand deposits (noninterest-bearing)	18.40%	19.34%
Money market accounts and NOW	28.29	27.89
Savings	3.17	3.29
Time deposit less than $100,000	9.41	8.93
Time deposit of $100,000 or more	40.73	40.55

Total	100.00%	100.00%

Time deposits by maturity dates are as follows at March 31, 2009:

	$100,000 or Greater	Less Than $100,000	Total
	(Dollars in thousands)
2009	$521,163	$126,880	$648,043
2010	132,232	28,659	160,891
2011	21,689	799	22,488
2012	500	222	722
2013 and thereafter	2,337	51	2,388

Total	$677,921	$156,611	$834,532

Information concerning the average balance and average rates paid on deposits by deposit type for the three months ended March 31, 2009 and 2008 is contained in the tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses FHLB advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowings were $167.1 million and $192.2 million at March 31, 2009 and December 31, 2008, respectively. This decrease was due to matured advances and deposit growth which gave the Company the ability to reduce its borrowings from the FHLB. Notes issued to the U.S. Treasury amounted to $1.0 million as of March 31, 2009 compared to $0.8 million as of December 31, 2008. The total borrowed amount outstanding at March 31, 2009 and December 31, 2008 was $168.2 million and $193.0 million, respectively.

In addition, the issuance of long-term subordinated debentures at the end of 2003 of $18.0 million in “pass-through” trust preferred securities created another source of funding.

Contractual Obligations

The following table presents, as of March 31, 2009, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Remaining 9 months in 2009	2010	2011	2012	2013 & thereafter	Total
	(Dollars in thousands)
Debt obligations (15)	$—	$—	$—	$—	$18,557	$18,557
FHLB advances	20,259	361	25,381	100,295	20,801	167,097
Deposits	661,407	172,034	29,796	4,609	5,377	873,223
Operating lease obligations	1,768	2,159	1,313	1,216	3,038	9,494

Total contractual obligations	$683,434	$174,554	$56,490	$106,120	$47,773	$1,068,371

(15)	Includes principal payment only and may be redeemed quarterly by the issuer on or after January 7, 2009.

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

As a means of augmenting the liquidity sources, the Company has available a combination of borrowing sources comprised of FHLB advances, a holding company line of credit, federal funds lines with various correspondent banks, and access to the wholesale markets. The Company believes these liquidity sources to be stable and adequate. At March 31, 2009, the Company was not aware of any information that was reasonably likely to have a material adverse effect on our liquidity position.

The liquidity of the Company is primarily dependent on the payment of cash dividends by its subsidiary, Center Bank, subject to limitations imposed by the laws of the State of California. The holding company held $12.0 million in liquid funds with Center Bank at March 31, 2009 which can be used to pay dividends on Center Financial’s preferred stock, interest on its capital trust pass-through securities and other expenses as needed.

As part of the Company’s liquidity management, the Company utilizes FHLB borrowings to supplement our deposit source of funds. Therefore, there could be fluctuations in these balances depending on the short-term liquidity and longer-term financing need of the Company. The Company’s primary sources of liquidity are derived from financing activities, which include customer and brokered deposits, federal funds facilities, and advances from the FHLB.

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

	At March 31, 2009	At December 31, 2008
Net loans	$1,612,394	$1,679,340
Deposits	1,664,068	1,603,519
Net loan to deposit ratio	96.9%	104.7%

As of March 31, 2009, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 14.0%, compared to 8.0% at December 31, 2008. The Company’s liquidity ratio increased as a result of an increase in cash and other short-term marketable assets during the first quarter of 2009. Total available on balance sheet liquidity as of March 31, 2009 was $235.5 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available-for-sale securities.

The Company’s net non-core fund dependence ratio was 50.0% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $290 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The net non-core fund dependence ratio was 32.4% assuming this $290 million is stable and core fund sources and certain portions of money market account as volatile. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by long-term assets. All of the ratios were in compliance with internal guidelines as of and for the three months ended March 31, 2009. In addition to the Company’s on balance sheet liquidity, the Company is looking toward the growth of retail core and time deposits, borrowings and brokered deposits to meet its liquidity needs in the future.

At March 31, 2009, the Company had $85.0 million available in federal funds lines, $55.0 million available in FRB Borrower In Custody Program, $330.8 million in FHLB borrowings and a $25.0 million line of credit held at the holding company totaling $495.8 million of available funding sources. The Company periodically tests these federal funds lines to ensure that they are available during this difficult liquidity market. This total available funding availability does not include the Company’s ability to purchase brokered deposits, which is limited by internal management policy to 30% of total deposits.

	FHLB	FRB (16)	Federal Funds Facility	Holding Company Line of Credit	Total
	(Dollars in thousands)
Total capacity	$497,862	$54,985	$85,000	$25,000	$662,847
Used	(167,097)	—	—	—	(167,097)

Available	$330,765	$54,985	$85,000	$25,000	$495,750

(16)	The FRB will adjust its collateral requirement on April 27, 2009, and our borrowing capacity will be reduced approximately $9.0 million on that date.

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

The Company’s overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and economic value of equity. Economic value of equity is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Company simulates the effect of instantaneous interest rate changes on net interest income and economic value of equity (“EVE”) on a quarterly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of March 31, 2009 and December 31, 2008, respectively, assuming a parallel shift of 100 to 300 basis points in both directions.

	Net Interest Income (NII)(17)		Economic Value of Equity (EVE)(18)
Change in Interest Rates (In Basis Points)	March 31, 2009 % Change	December 31, 2008 % Change	March 31, 2009 % Change	December 31, 2008 % Change
+300	25.98%	18.55%	-11.48%	-19.12%
+200	17.13%	19.92%	-6.23%	-10.88%
+100	8.60%	6.70%	-2.65%	-4.79%
-100	-0.12%	1.24%	1.03%	1.75%
-200	4.22%	6.92%	2.30%	3.31%
-300	11.14%	13.51%	3.52%	4.75%

(17)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios

(18)	The percentage change represents economic value of equity of the Company in a stable interest rate environment versus economic value of equity in the various rate scenarios

All interest-earning assets and interest-bearing liabilities are included in the interest rate sensitivity analysis at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009 and December 31, 2008, respectively, our estimated changes in net interest income and economic value of equity were within the ranges established by the Board of Directors,. The decrease in fixed rate loans as a percentage of the total loan portfolio from 61% at December 31, 2008 to 55% at March 31, 2009 had the most significant impact on the change in EVE.

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

CAPITAL RESOURCES

Shareholders’ equity as of March 31, 2009 was $211.7 million, compared to $214.6 million as of December 31, 2008. The decline was due to the net loss reported in the first quarter of 2009. The primary sources of capital have been retained earnings and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale.

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

On March 25, 2009, the Company’s board of directors suspended its quarterly cash dividend of $0.05 from the first quarter of 2009 based on the current adverse economic conditions and the Company’s recent losses. The Company has determined that this is a prudent, safe and sound practice to preserve capital. The Company would be required to obtain the Treasury Department’s approval to reestablish common stock dividend in the future until it has redeemed the preferred stock issued under TARP Capital Purchase Program.

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

The following table compares the Company’s and Bank’s actual capital ratios at March 31, 2009, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	13.80%	13.08%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	12.53%	11.81%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	11.04%	10.41%	4.00%	5.00%

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Management previously disclosed a material weakness in internal control over financial reporting in its annual report on Form 10-K, filed on March 30, 2009 for the year ended December 31, 2008, relating to our internal controls over the review process on historical risk factors to reflect directional consistency in current loan loss provision.

An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on the evaluation, our CEO and CFO have concluded that the previously identified deficiency in internal control over financial reporting could cause our disclosure controls and procedures to be not fully effective at the reasonable assurance level.

Remediation of Material Weakness

The Company is in the process of actively remediating this material weakness. The Company’s plans include the following:

•

Establishing an interdepartmental committee, which will be a subgroup of the Enterprise Risk Management Committee, amongst credit administration, enterprise risk management and finance departments to review the overall loan loss provision process by assessing the historical risk factors, the recent trends, and economic forecasts, as appropriate. This enhanced collaborative process will help identify trends that should be recognized in the overall loan loss provision process while permitting the use of professional judgment necessary to interpret the complex data. The jointly compiled loan loss provision will be reported to and endorsed by the executive management including the CEO and the Board of Directors.

•

Performing more frequent loan loss provision analysis than the current quarterly analysis until otherwise decided in the future. Complete analysis as of the month-end prior to the quarter-end will be performed and reviewed by the aforementioned committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the process to remediate the material weakness described above. As a result of these actions, management of the Company anticipates this material weakness will be remediated by the end of the second quarter of 2009.

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

Item 1A:	RISK FACTORS

There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5:	OTHER INFORMATION

Not applicable

Item 6:	EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Amended and Restated Bylaws of Center Financial Corporation[2]

10.1	Employment Agreement between Center Financial Corporation and Jae Whan Yoo effective January 16, 2007[3]

10.2	2006 Stock Incentive Plan[4]

10.3	Lease for Corporate Headquarters Office[5]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[6]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[6]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[6]

10.7	Deferred compensation plan and list of participants[7]

10.8	Split dollar plan and list of participants[7]

10.9	Survivor income plan and list of participants[7]

11	Statement of Computation of Per Share Earnings (included in Note 10 to Interim Consolidated Financial Statements included herein.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[1]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by reference

[2]	Filed as an Exhibit to the Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on May 12, 2006 and incorporated herein by reference

[3]	Filed as an Exhibit to the Form 8-K filed with the Commission on February 1, 2007 and incorporated herein by reference

[4]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference

[5]	Filed as an Exhibit of the same number to the Company’s Registration Statement on Form S-4 filed with the Commission on June 14, 2002 and incorporated herein by reference

[6]	Filed as an Exhibit to the Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference

[7]	Filed as an Exhibit to the Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Center Financial Corporation

Date: May 6, 2009	By:	/s/ JAE WHAN YOO
Jae Whan Yoo President & Chief Executive Officer

Date: May 6, 2009	By:	/s/ LONNY D. ROBINSON
Lonny D. Robinson Executive Vice President & Chief Financial Officer