Form 10-Q
period 2009-06-30
CENTER FINANCIAL CORP
filed 2009-08-10
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 22, 2009 there were 16,789,080 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1:	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

AS OF JUNE 30 AND DECEMBER 31

	6/30/2009	12/31/2008
	(Dollars in thousands)
ASSETS
Cash and due from banks	$37,153	$45,129
Federal funds sold	263,240	50,435
Money market funds and interest-bearing deposits in other banks	53,047	2,647

Cash and cash equivalents	353,440	98,211
Securities available for sale, at fair value	219,368	173,833
Securities held to maturity, at amortized cost (fair value of $0 as of June 30, 2009 and $8,879 as of December 31, 2008)	—	8,861
Federal Home Loan Bank and Pacific Coast Bankers Bank stock, at cost	15,673	15,673
Loans, net of allowance for loan losses of $65,197 as of June 30, 2009 and $38,172 as of December 31, 2008	1,568,298	1,669,476
Loans held for sale, at the lower of cost or fair value	12,477	9,864
Premises and equipment, net	14,095	14,739
Customers’ liability on acceptances	2,927	4,503
Other real estate owned, net	4,567	—
Accrued interest receivable	7,668	7,477
Deferred income taxes, net	27,472	19,855
Investments in affordable housing partnerships	12,229	12,936
Cash surrender value of life insurance	12,190	11,992
Income tax receivable	9,221	2,327
Goodwill	1,253	1,253
Intangible assets, net	187	213
Other assets	6,573	5,396

Total	$2,267,638	$2,056,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$314,621	$310,154
Interest-bearing	1,540,327	1,293,365

Total deposits	1,854,948	1,603,519
Acceptances outstanding	2,927	4,503
Accrued interest payable	7,681	7,268
Other borrowed funds	168,321	193,021
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	15,411	15,174

Total liabilities	2,067,845	1,842,042
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, par value of $1,000 per share; authorized 10,000,000 shares; issued and outstanding, 55,000 shares as of June 30, 2009 and December 31, 2008, respectively	53,061	52,959
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,789,080 shares (including 11,550 shares and 10,400 shares of unvested restricted stock) as of June 30, 2009 and December 31, 2008	74,732	74,254
Retained earnings	68,866	85,846
Accumulated other comprehensive income, net of tax	3,134	1,508

Total shareholders’ equity	199,793	214,567

Total	$2,267,638	$2,056,609

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$24,742	$31,369	$49,053	$64,979
Interest on federal funds sold	114	25	149	66
Interest on taxable investment securities	2,321	1,868	4,576	3,610
Interest on tax-advantaged investment securities	3	48	9	100
Dividends on equity stock	4	220	4	425
Money market funds and interest-earning deposits	15	32	45	61

Total interest and dividend income	27,199	33,562	53,836	69,241
Interest Expense:
Interest on deposits	9,913	12,157	18,637	26,194
Interest on borrowed funds	1,782	2,188	3,600	4,905
Interest expense on trust preferred securities	181	258	373	584

Total interest expense	11,876	14,603	22,610	31,683
Net interest income before provision for loan losses	15,323	18,959	31,226	37,558
Provision for loan losses	29,835	2,047	44,287	4,209

Net interest (loss) income after provision for loan losses	(14,512)	16,912	(13,061)	33,349

Noninterest Income:
Customer service fees	2,022	1,913	3,996	3,726
Fee income from trade finance transactions	587	672	1,136	1,273
Wire transfer fees	279	293	546	553
Gain on sale of loans	—	630	—	960
Net loss on sale of securities available for sale	—	—	(49)	—
Loan service fees	185	48	459	301
Other income	401	387	1,124	770

Total noninterest income	3,474	3,943	7,212	7,583
Noninterest Expense:
Salaries and employee benefits	4,684	5,924	8,973	13,044
Occupancy	1,248	1,119	2,430	2,160
Furniture, fixtures, and equipment	517	500	1,045	992
Data processing	522	577	1,117	1,099
Legal fees	408	971	650	1,601
Accounting and other professional fees	352	381	762	718
Business promotion and advertising	344	494	682	956
Stationery and supplies	105	157	214	288
Telecommunications	152	179	321	348
Postage and courier service	47	191	193	392
Security service	261	294	506	568
Regulatory assessment	1,642	352	2,235	640
Other operating expenses	1,463	1,112	2,765	2,682

Total noninterest expense	11,745	12,251	21,893	25,488

(Loss) income before income tax (benefit) provision	(22,783)	8,604	(27,742)	15,444
Income tax (benefit) provision	(9,996)	3,325	(12,229)	5,945

Net (loss) income	(12,787)	5,279	(15,513)	9,499
Preferred stock dividends and accretion of preferred stock discount	(739)	—	(1,470)	—

Net (loss) income available to common shareholders	(13,526)	5,279	(16,983)	9,499

Other comprehensive income (loss)—unrealized gain (loss) on available-for-sale securities, net of income tax (expense) benefit of ($1,644), $1,532, ($1,845) and $975, respectively	2,270	(2,115)	1,226	(1,346)

Comprehensive (loss) income	$(10,517)	$3,164	$(14,287)	$8,153

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.81)	$0.32	$(1.01)	$0.58

Diluted	$(0.81)	$0.32	$(1.01)	$0.58

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30

	6/30/2009	6/30/2008
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$(15,513)	$9,499
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Compensation expenses related to stock options and restricted stock	478	653
Depreciation and amortization	2,062	1,357
Amortization of deferred fees	(695)	(896)
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	1,560	24
Provision for loan losses	44,287	4,209
Net (gain) loss on sale of securities available for sale	49
Net increase of loans held for sale	(2,613)	(7,902)
Gain on sale of loans	—	(960)
Proceeds from sale of loans held for sale	—	39,350
Deferred tax (benefit) expense provision	(8,793)	—
Federal Home Loan Bank stock dividend	—	(405)
(Increase) decrease in accrued interest receivable	(191)	921
Net increase in cash surrender value of life insurance policy	(198)	(205)
Increase in other assets and servicing assets	(11,276)	(4,377)
Increase (decrease) in accrued interest payable	413	(3,401)
(Decrease) increase in accrued expenses and other liabilities	(696)	3,376

Net cash provided by operating activities	8,874	41,243

Cash flows from investing activities:
Purchase of securities available for sale	(71,529)	(63,664)
Proceeds from principal repayment, matured, or called securities available for sale	18,117	27,490
Proceeds from sale of securities available for sale	17,931	3,537
Proceeds from matured, called or principal repayment on securities held to maturity	—	1,414
Redemption of Federal Home Loan Bank and other equity stock	—	893
Net decrease (increase) in loans	57,372	(49,441)
Proceeds from sale of loans held for investment	—	11,297
Proceeds from recoveries of loans previously charged off	214	206
Purchases of premises and equipment	(471)	(1,932)

Net cash provided by (used in) investing activities	21,634	(70,200)

Cash flows from financing activities:
Net increase in deposits	251,429	81,016
Net decrease in other borrowed funds	(24,700)	(42,829)
Payment of cash dividend	(2,008)	(1,673)

Net cash provided by financing activities	224,721	36,514

Net increase in cash and cash equivalents	255,229	7,557
Cash and cash equivalents, beginning of the year	98,211	68,289

Cash and cash equivalents, end of the period	$353,440	$75,846

Supplemental disclosure of cash flow information:
Interest paid	$22,197	$35,084
Income taxes paid	$2,300	$5,771
Supplemental schedule of noncash investing, operating, and financing activities:
Cash dividend accrual for preferred stock	$344	$—
Cash dividend accrual for common stock	$—	$820
Accretion of preferred stock discount	$102	$—
Transfer of loans to other real estate owned	$4,567	$—

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

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank’s headquarters are located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank provides comprehensive financial services for small to medium sized business owners, primarily in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is Southern California including Los Angeles, Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has 19 full-service branch offices, 16 of which are located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all California branches as de novo branches. On April 26, 2004, the Bank completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch, the Bank’s first out-of-state branch, with a focus on the Korean-American market in Chicago. The Bank assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Bank opened two new branches in Federal Way, Washington and Diamond Bar, California in November 2007 and March 2008, respectively. At June 30, 2009, the Bank operates one Loan Production Office (“LPO”) in Seattle. Effective February 17, 2009, the Company closed five LPOs located in Denver, Washington D.C., Atlanta, Dallas, and Northern California.

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

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4. FSP FAS 157-4 provides guidance on how to determine fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. FSP FAS 157-4 also provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. FSP FAS 157-4 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted the provisions of this FSP during the second quarter of 2009. The Company’s adoption of this FSP did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which clarify the factors that should be considered when determining whether a debt security is other-than temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. In instances where a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 require the other-than temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted the provisions of this FSP during the second quarter of 2009 and recorded a cumulative effect adjustment of $0.9 million as an increase to the beginning balance of retained earnings and accumulated other comprehensive income as of April 1, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted the provisions of this FSP during the second quarter of 2009 as disclosed in Note 6.

FASB Statement No. 165, Subsequent Events, addresses accounting and disclosure requirements related to subsequent events. Statement 165 requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on the company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users. Companies are required to disclose the date through which subsequent events have been evaluated. Statement 165 is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. The Company adopted this pronouncement as disclosed in Note 16.

FASB Statement No. 166, Accounting for Transfers of Financial Assets, amends the guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It eliminates the QSPE concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. This Statement requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The Statement is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies), and for subsequent interim and annual reporting periods. Statement 166’s disclosure requirements must be applied to transfers that occurred before and after its effective date. Early adoption is prohibited. The Company is currently in the process of assessing the impact of this statement on the consolidated financial statements.

FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), amends the guidance in FASB Interpretation 46R related to the consolidation of variable interest entities. It requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE.

This Statement requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The Statement is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies), and for subsequent interim and annual reporting periods. All QSPEs and entities currently subject to FIN 46R will need to be reevaluated under the amended consolidation requirements as of the beginning of the first annual reporting period that begins after November 15, 2009. Early adoption is prohibited. The Company is currently in the process of assessing the impact of this statement on the consolidated financial statements.

The FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, was released on July 1, 2009. The Codification will become the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The change was established by Statement 168, which divides nongovernmental U.S. GAAP into the authoritative Codification and guidance that is nonauthoritative. The contents of the Codification will carry the same level of authority, eliminating the four-level GAAP hierarchy previously set forth in Statement 162, which has been superseded by Statement 168. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Company is currently in the process of assessing the impact of this statement on the consolidated financial statements.

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

The Company accounts for stock-based compensation in accordance with SFAS No. 123R. The Company’s pre-tax stock-based compensation expense for employees and directors was $239,000 and $478,000 ($177,000 and $359,000 after tax effect of non-qualified stock options) for the three and six months ended June 30, 2009, respectively, as compared to $305,000 and $653,000 ($229,000 and $501,000 after tax effect of non-qualified stock options) for the three and six months ended June 30, 2008, respectively.

The Company granted 25,000 and 3,000 options with a weighted average grant-date fair value of $2.05 and $3.08 for the six months ended June 30, 2009 and 2008, respectively. No options were granted during the three months ended June 30, 2009 and 2008.

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

Six Months Ended June 30,
	2009	2008
Risk-free interest rate	1.71% - 3.71%	2.05% - 6.11%
Expected life	3 - 6.5 years	3 - 6.5 years
Expected volatility	86% - 111%	28% - 36%
Expected dividend yield	0.00% - 2.21%	0.00% - 2.21%

These assumptions were utilized in the calculation of the compensation expense noted above. These expenses are the result of previously granted stock options and those awarded during the three and six months ended June 30, 2009 and 2008, respectively.

A summary of the Company’s stock option activity and related information for the three and six months ended June 30, 2009 and 2008 is set forth in the following table:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2009	2,169,752	870,651	$16.43
Options granted	—	—	—
Options forfeited	5,000	(5,000)	14.89
Options exercised	—	—	—

Balance at June 30, 2009	2,174,752	865,651	16.44

Balance at March 31, 2008	2,074,452	970,271	$17.03
Options granted	—	—	—
Options forfeited	91,300	(91,300)	20.40
Options exercised	—	—	—

Balance at June 30, 2008	2,165,752	878,971	16.68

Balance at December 31, 2008	2,190,252	850,151	$16.78
Options granted	(25,000)	25,000	4.79
Options forfeited	9,500	(9,500)	15.89
Options exercised	—	—	—

Balance at June 30, 2009	2,174,752	865,651	16.44

Balance at December 31, 2007	2,077,452	967,271	$17.05
Options granted	(3,000)	3,000	11.23
Options forfeited	91,300	(91,300)	20.40
Options exercised	—	—	—

Balance at June 30, 2008	2,165,752	878,971	16.68

The stock options as of June 30, 2009 have been segregated into three ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
	Options Outstanding as of 6/30/2009	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Options Exercisable as of 6/30/2009	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
Range of Exercise Prices
$ 2.61 - $ 8.00	90,451	4.37	$4.93	65,451	2.38	$4.98
$ 8.01 - $ 20.00	571,200	7.37	16.04	321,801	6.89	15.73
$ 20.01 - $ 25.10	204,000	7.24	22.69	119,167	7.22	22.64

	865,651	7.03	16.44	506,419	6.38	15.97

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2009 was $0. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $2.52 as of June 30, 2009 and the exercise price multiplied by the number of options outstanding. No options were exercised during the three and six months ended June 30, 2009 and 2008. The number of options that were not vested as of June 30, 2009 and December 31, 2009 was 359,232 and 509,865, respectively.

As of June 30, 2009, the Company had approximately $1.4 million of unrecognized compensation costs related to non-vested options. The Company expects to recognize these costs over a weighted average period of 2.37 years.

Restricted stock activity under the 2006 Plan as of and changes during the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Nonvested, beginning of period	10,400	$14.72	10,400	$14.72
Granted	1,150	3.07	1,150	3.07
Vested	—	—	—	—
Cancelled and forfeited	—	—	—	—

Nonvested, at end of period	11,550	13.93	11,550	13.93

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Nonvested, beginning of period	9,400	$16.59	8,850	$16.92
Granted	1,550	8.65	2,100	9.33
Vested	—	—	—	—
Cancelled and forfeited	(750)	17.00	(750)	17.00

Nonvested, at end of period	10,200	15.35	10,200	15.35

The Company recorded compensation cost of $5,000 and $10,000, respectively, related to the restricted stock granted under the 2006 Plan for the three and six months ended June 30, 2009 and $5,000 and $8,000, respectively, for the same periods in 2008. At June 30, 2009, the Company had approximately $61,000 of unrecognized compensation costs related to unvested restricted stock.

6. FAIR VALUE MEASUREMENTS

Fair Value—SFAS No. 107

The Company, using available market information and appropriate valuation methodologies available to management at June 30, 2009 and December 31, 2008, has determined the estimated fair value of financial instruments. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Furthermore, fair values do not reflect any premium or discount that may result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$353,440	$353,440	$98,211	$98,211
Securities available for sale	219,368	219,368	173,833	173,833
Securities held to maturity	—	—	8,861	8,879
Loans, net	1,580,775	1,571,191	1,679,340	1,687,476
Federal Home Loan Bank and Pacific Coast Bankers Bank stock	15,673	15,673	15,673	15,673
Customers’ liability on acceptances	2,927	2,927	4,503	4,503
Accrued interest receivable	7,668	7,668	7,477	7,477

Liabilities
Deposits	1,854,948	1,824,825	1,603,519	1,599,082
Other borrowed funds	168,321	177,803	193,021	206,579
Acceptances outstanding	2,927	2,927	4,503	4,503
Accrued interest payable	7,681	7,681	7,268	7,268
Long-term subordinated debentures	18,557	18,787	18,557	13,279

Off-balance sheet items
Commitments to extend credit	$179,299	$230	$220,094	$282
Standby letter of credit	16,346	245	11,282	169
Commercial letters of credit	24,289	91	21,506	81
Performance bonds	629	9	560	8

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate as follows:

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

Loans—Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed rate loans, as well as anticipated repayment schedules. The fair value of adjustable rate loans is based on the estimated discounted cash flows utilizing the discount rates that approximate the pricing of loans collateralized by similar properties or assets. The fair value of nonperforming loans at June 30, 2009 and December 31, 2008 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The estimated fair value is net of allowance for loan losses, deferred loan fees, and deferred gain on SBA loans.

Federal Home Loan Bank and Pacific Coast Bankers Bank stock—The carrying amounts approximate fair value, as the stocks may be sold back to the Federal Home Loan Bank and other bank at carrying value.

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

Other Borrowed Funds—These funds mostly consist of FHLB advances. The fair values of FHLB advances are estimated based on the discounted value of contractual cash flows, using rates currently offered by the Federal Home Loan Bank of San Francisco for fixed-rate credit advances with similar remaining maturities.

Long-term Subordinated Debentures—The fair value of long-term subordinated debentures are estimated by discounting the cash flows through maturity based on prevailing rates offered on the 30-year Treasury bonds.

Loan Commitments, Letters of Credit, and Performance Bond—The fair value of loan commitments, standby letters of credit, commercial letters of credit and performance bonds is estimated using the fees currently charged to enter into similar agreements.

Fair Value—SFAS No. 157

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets

Securities

U.S. Government Agencies—The Company measures fair value of U.S. Government agency securities by using quoted market prices for similar securities or dealer quotes, a level 2 measurement.

Municipal securities—The Company measures fair value of state and municipal securities by using quoted market prices for similar securities or dealer quotes, a level 2 measurement.

Residential mortgage-backed securities—The Company measures fair value of residential mortgage-backed securities by using quoted market prices for similar securities or dealer quotes, a level 2 measurement.

Collateralized mortgage obligations—The Company measures fair value of collateralized mortgage obligations by using quoted market prices for similar securities or dealer quotes, a level 2 measurement.

The Trust Preferred market for the past several quarters have been severely impacted by the liquidity crunch and concern over the banking industry. If the weight of the evidence indicates the market is not orderly, a reporting entity shall place little, if any, weight compared with other indications of fair value on that transaction price when estimating fair value or market risk premiums. Factors that were considered to determine whether there has been a significant decrease in the volume and level of activity for the CDO TRUPS securities market when compared with normal activity include:

•	There are few recent transactions.

•	Price quotations are not based on current information.

•	Price quotations vary substantially either over time or among market makers.

•	Indexes that were previously highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability.

•

There is a significant increase in implied liquidity risk premiums. Yields or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the reporting entity’s estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability

•	There is a wide bid-ask spread or significant increase in the bid-ask spread.

•	There is a significant decline or absence of new market issuances for the asset or liability.

•	Little information is publicly available.

The Company’s CDO TRUPS security exhibits a number of these factors. There is no orderly market for this security. The Company’s cash flow fair valuation is first evaluated for the credit quality of the collateral and the structure of the CDO TRUPS security called the “credit component of the discount rate.” The expected cash flows are then discounted at 3 month LIBOR index plus 200 basis points called the “risk free rate plus a premium for illiquidity.” This is utilized to produce a discounted cash valuation. There are three targeted prepayment and maturity date horizons 10, 20 and 30 years from the original issue date. This discount rate is all inclusive since it includes the risk free rate, a credit component and a spread for illiquidity. The pricing is then averaged for the discounted cash flow analysis applied for the level 3 valuation for the Company’s CDO TRUPS security.

Loans held for sale

Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. As of June 30, 2009, the Company has $12.5 million of loans held for sale. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2009, all loans held for sale were recorded at its cost.

Impaired loans

A loan is considered impaired when it is probable that all of the principal and interest due may not be collected according to the original underwriting terms of the loan. Impaired loans are measured at the lower of its carrying value or at an observable market price if available or at the fair value of the loan’s collateral if the loan is collateral dependent. Fair value of the loan’s collateral when the loan is dependent on collateral, is determined by appraisals or independent valuation, which is then adjusted for the cost associated with liquidating the collateral. The Company records impaired loans as nonrecurring with Level 2 inputs.

OREO

OREO is recorded at the lower of its carrying value or its fair value less anticipated disposal cost. Fair value of the OREO is determined by appraisals or independent valuation, which is then adjusted for the cost associated with liquidating the property.

Assets measured at fair value at June 30, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
Description	6/30/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets measured at fair value on a recurring basis
U.S. Treasury	$300	$300	$—	$—
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	25,207	—	25,207	—
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	154,660	—	154,660	—
Corporate trust preferred securities	3,584	—	—	3,584
Mutual Funds backed by adjustable rate mortgages	4,529	—	4,529	—
Municipal securities	302		302
Fixed rate collateralized mortgage obligations	30,786	—	30,786	—

Total available-for-sale securities	$219,368	$300	$215,484	$3,584

Assets measured at fair value on a non-recurring basis
Impaired Loans	$147,410	$—	$147,410	$—
OREO	$4,567	$—	$4,567	$—

The following table presents the Company’s reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2009.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Beginning Balance as of 4/1/09	Purchases, Issuance and Settlements	Realized Gains or Losses in Earnings (Expenses)	Unrealized Gains or Losses in Other Comprehensive Income	Ending Balance as of 6/30/09
	(Dollars in thousands)
ASSETS
Available-for-sale securities:
Corporate trust preferred securities	$2,703	$—	$—	$881	$3,584

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

7. LOAN IMPAIRMENT AND ALLOWANCE FOR LOAN AND LEASE LOSSES

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

The following table provides information on impaired loans:

	As of and for the six months ended June 30, 2009	As of and for the twelve months ended December 31, 2008
	(Dollars in thousands)
Impaired loans with specific reserves	$142,237	$44,001
Impaired loans without specific reserves	5,173	17,429

Total impaired loans	147,410	61,430
Allowance on impaired loans	(26,612)	(12,467)

Net recorded investment in impaired loans	$120,798	$48,963

Average total recorded investment in impaired loans	$87,924	$12,293

Interest income recognized on impaired loans on a cash basis	$828	$545

During the first six months of 2009, a continued decline in the overall economy, increase in unemployment and business failures were major contributors to the increase in impaired loans, along with a continued weakening of the commercial real estate market in Southern California. As of June 30, 2009, impaired loans increased by 239% from December 31, 2008.

The following table sets forth the composition of the allowance for loan losses as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Specific (Impaired loans)	$26,612	$12,467
Formula (non-homogeneous)	38,135	25,122
Homogeneous	450	583

Total allowance for loan losses	$65,197	$38,172

The formula allowance attributable to qualitative factors as of June 30, 2009 and December 31, 2008 amounted to $19.8 million and $7.4 million, respectively, while the remaining balances of $18.3 million and $17.7 million were attributable to quantitative factors at respective dates.

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

	Six Months Ended June 30, 2009	Year Ended December 31, 2008	Six Months Ended June 30, 2008
	(Dollars in thousands)
Balances
Average total loans outstanding during the period (20)	$1,682,918	$1,800,972	$1,838,280

Total loans outstanding at end of period (20)	$1,645,972	$1,717,511	$1,815,271

Allowance for Loan Losses:
Balance at beginning of period	$38,172	$20,477	$20,477

Charge-offs:
Real estate
Construction	2,727	402	201
Commercial	4,448	319	319
Commercial	8,780	4,403	2,257
Consumer	1,104	2,040	472
Trade finance	—	1,144	—
SBA	417	581	144

Total charge-offs	17,476	8,889	3,393

Recoveries
Real estate	—	—	—
Commercial	43	128	74
Consumer	140	131	56
Trade finance	1	12	—
SBA	30	135	76

Total recoveries	214	406	206

Net loan charge-offs	17,262	8,483	3,187
Provision for loan losses	44,287	26,178	4,209

Balance at end of period	$65,197	$38,172	$21,499

Ratios:
Net loan charge-offs to average total loans	1.03%	0.47%	0.17%
Provision for loan losses to average total loans	2.63	1.45	0.23
Allowance for loan losses to gross loans at end of period	3.96	2.22	1.18
Allowance for loan losses to total nonperforming loans	167.5	186.6	247.2
Net loan charge-offs to allowance for loan losses at end of period	26.48	22.22	14.82
Net loan charge-offs to provision for loan losses	38.98	32.41	75.72

8. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank of San Francisco (“FHLB”) and the Treasury, Tax, and Loan Investment Program. Other borrowed funds totaled $168.3 million and $193.0 million at June 30, 2009 and December 31, 2008, respectively. Interest expense on other borrowed funds was $3.6 million and $4.9 million for the six months ended June 30, 2009 and 2008, respectively, reflecting average interest rates of 4.21% and 3.81%, respectively. The increase in the borrowing rate was a result of a decrease in the utilization of overnight borrowings where the rates approximate the Fed Funds rates. The remaining borrowings were term borrowings which have higher rates.

As of June 30, 2009, the Company borrowed $167.0 million from the FHLB with note terms from less than 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of the notes. Of the $167.0 million outstanding, $145.0 million is composed of six fixed rate term advances, each with an option to be called by the FHLB after the lockout dates varying from 6 months to 2 years. If market interest rates are higher than the advances’ stated rates at that time, the advances will be called by the FHLB and the Company will be required to repay the FHLB. If market interest rates are lower after the lockout period, then the advances will not be called by the FHLB. If the advances are not called by the FHLB, then they will mature on the maturity date ranging from 4 years to 10 years. We may repay the advances with a prepayment penalty at any time. If the advances are called by the FHLB, there is no prepayment penalty.

The Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with the FHLB, with a total carrying value of $969.5 million at June 30, 2009 as compared to $1.0 billion at December 31, 2008.

Subject to the right of the FHLB to require early repayment of the borrowings discussed above, FHLB advances outstanding, with an average interest rate of 4.22%, as of June 30, 2009, mature as follows:

(Dollars in thousands)
2009	$20,174
2010	361
2011	25,381
2012	100,295
2013 and thereafter	20,801

$167,012

Borrowings obtained from the Treasury Tax and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $2.4 million at June 30, 2009, as collateral to participate in the program. The total borrowed amount under the program, outstanding at June 30, 2009 and December 31, 2008 was $1.3 million and $408,000, respectively.

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

Holders of the TP Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at a current rate per annum of 3.98%. Interest rate defined as per annum rate of interest, resets quarterly, equal to LIBOR immediately preceding each interest payment date (January 7, April 7, July 7, and October 7 of each year) plus 2.85%. The distributions on the TP Securities are treated as interest expense in the consolidated statements of operations. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TP Securities issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TP Securities.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill. As of June 30, 2009, trust preferred securities comprised 8.7% of the Company’s Tier I capital.

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

10. (LOSS) EARNINGS PER SHARE

The actual number of shares outstanding at June 30, 2009 was 16,789,080. Basic (loss) earnings per share are calculated on the basis of weighted average number of shares outstanding during the period. Diluted (loss) earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Diluted (loss) earnings per share do not include all potentially dilutive shares that may result from outstanding stock options and restricted stock awards that may eventually vest. Exercise of options is not assumed if the result would be anti-dilutive such as when a loss from continuing operations is reported.

The following table sets forth the Company’s (loss) earnings per share calculation for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009			2008
	Net Loss	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
	(Dollars in thousands, except earnings per share)
Basic (loss) earnings per share
Net (loss) income	$(12,787)	16,789	$(0.76)	$5,279	16,367	$0.32
Less : preferred stock dividends and accretion of preferred stock discount	(739)	—	(0.05)	—	—	—

(Loss) income available to common shareholders	(13,526)	16,789	(0.81)	5,279	16,367	0.32
Effect of dilutive securities:
Stock options and restricted stock awards	—	—	—	—	32	—
Diluted (loss) earnings per share

(Loss) income available to common shareholders	$(13,526)	16,789	$(0.81)	$5,279	16,399	$0.32

	Six Months Ended June 30,
	2009			2008
	Net Loss	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
	(Dollars in thousands, except earnings per share)
Basic (loss) earnings per share
Net (loss) income	$(15,513)	16,789	$(0.92)	$9,499	16,368	$0.58
Less : preferred stock dividends and accretion of preferred stock discount	(1,470)	—	(0.09)	—	—	—

(Loss) income available to common shareholders	(16,983)	16,789	(1.01)	9,499	16,368	0.58
Effect of dilutive securities:
Stock options and restricted stock awards	—	—	—	—	34	—
Diluted (loss) earnings per share

(Loss) income available to common shareholders	$(16,983)	16,789	$(1.01)	$9,499	16,402	$0.58

The number of common shares underlying stock options and shares of restricted stock which were outstanding but not included in the calculation of diluted (loss) earnings per share because they would have had an anti-dilutive effect amounted to approximately 866,000 and 852,000 shares for the three and six months ended June 30, 2009, respectively, and 839,000 and 884,000 shares for the same periods in 2008, respectively.

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

The Company paid a preferred stock dividend of approximately $688,000 on May 15, 2009 and accrued for the preferred stock dividends of approximately $344,000 at June 30, 2009 which will be included in the next payment scheduled on August 15, 2009.

12. GOODWILL AND INTANGIBLES

In April 2004, the Company purchased the Chicago branch of Korea Exchange Bank and recorded goodwill of $1.3 million and a core deposit intangible of $462,000. The Company amortizes premiums on acquired deposits using the straight-line method over 5 to 9 years. Core deposit intangible, net of amortization, was approximately $187,000 and $213,000 at June 30, 2009 and December 31, 2008, respectively. Estimated amortization expense for five succeeding fiscal years is as follows:

(Dollars in thousands)
2009 (remaining six months)	$27
2010	53
2011	53
2012	53
2013	1

$187

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at June 30, 2009 and December 31, 2008 follows:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Loans	$179,299	$220,094
Standby letters of credit	16,346	11,282
Performance bonds	629	560
Commercial letters of credit	24,289	21,506

Liabilities for losses on outstanding commitments of $233,000 and $263,000 were reported separately in other liabilities at June 30, 2009 and December 31, 2008, respectively.

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

14. POSTRETIREMENT SPLIT-DOLLAR ARRANGEMENT

As of January 1, 2008, pursuant to EITF Issue No. 06-4, the Company recorded the cumulative effect of a change in accounting principle for recognizing a liability for postretirement cost of insurance for endorsement split-dollar life insurance coverage with split-dollar arrangement for employees and non-employee directors in the amount of $1.4 million as a reduction of equity. On a monthly basis, the Company records benefit expense of such insurance coverage. Benefit expense for the three and six months ended June 30, 2009 amounted to approximately $24,000 and $49,000, respectively, as compared to $21,000 and $43,000, respectively, for the same periods in 2008.

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

In the calculation of the fair value of preferred stock and common stock warrants, certain assumptions were made. The following assumptions were used for common stock warrants:

Risk-free interest rate: The constant maturities par yield curve based on Treasury yields provided by Federal Reserve, after interpolating the yield curve beyond the maturities provided in the release data, was used to derive a risk-free interest rate curve.

Stock price volatility: The volatility assumption utilized in the valuation should represent the “expected” volatility, which may or may not be the same as historical volatility. Since market events of the second half of 2008 are not likely to repeat given the current government ownership of major banks, the high market volatility during the second half of the year should be assigned a lower weighting in the 10-year term of the historical volatility. As a result of this adjustment, expected volatility of 32.0% was used in the valuation as compared to 36.5% of historical volatility.

Dividend rate: The Company utilized a constant dividend payment assumption in the model. The $0.05 per quarter constant payment is consistent with the Company’s then current policy and Management’s intention.

For preferred stock, the Company used the discount cash flow model to calculate the fair value with the following assumptions: Dividend rate of 5% from year 1 to year 5 and 9% thereafter was used in accordance with the terms and conditions of the preferred stock. Expected life was assumed 10 years, considering the contractual term of 10 years. Risk-free interest rate was assumed at 3.66%, which is the 10-year U.S. Treasury Constant Maturity Rate for 2008. The assumed discount rate was 12% based on review of certain references. Certain actual preferred equity offerings rates in 2008 ranged from 7% to 12%. TARP is considered cheaper financing for capital and one of the objectives of the TARP is providing cheaper financing to help the capital situation in the banking sector. In this regard, the assumed discount rate should be higher than the coupon rate of 9%.

Using these assumptions, the fair value of common stock warrants amounted to $1.4 million and the fair value of the preferred stock amounted to $37.2 million. The relative fair values of preferred stock and common stock warrants were 96.3% and 3.7%, respectively. The total proceeds of $55 million were allocated, based on the relative fair value, to preferred stock in the amount of $52.9 million and $2.1 million common stock warrants on December 12, 2008, respectively.

16. SUBSEQUENT EVENTS

The Company evaluated subsequent events through August 7, 2009 and determined there were no significant subsequent events through the evaluation date that required disclosure.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the major factors that influenced the Company’s consolidated results of operations for the three and six months ended June 30, 2009 and 2008 and financial condition as of June 30, 2009 and December 31, 2008. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and with the unaudited consolidated financial statements and notes as set forth in this report.

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

Critical Accounting Policies

Accounting estimates and assumptions discussed in this section are those that the Company considers to be the most critical to an understanding of the Company’s financial statements because they inherently involve significant judgments and uncertainties. The financial information contained in these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. These critical accounting policies are those that involve subjective decisions and assessments and have the greatest potential impact on the Company’s results of operations. Management has identified its most critical accounting policies to be those relating to the following: investment securities, loan sales, allowance for loan losses, OREO, impaired loans, deferred income taxes and share-based compensation. The following is a summary of these accounting policies. In each area, the Company has identified the variables most important in the estimation process. The Company has used the best information available to make the estimations necessary to value the related assets and liabilities. Actual performance that differs from the Company’s estimates and future changes in the key variables could change future valuations and impact net income.

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

Under FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which clarify the factors that should be considered when determining whether a debt security is other-than temporarily impaired, for debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. In instances where a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 require the other-than temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. The Company adopted this FSP during the second quarter of 2009 and recorded a cumulative effect adjustment of $0.9 million as an increase to the beginning balance of retained earnings and accumulated other comprehensive income as of April 1, 2009.

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

OREO

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

Deferred Taxes

Deferred income taxes are provided for using an asset and liability approach. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements. As of June 30, 2009, the Company’s deferred tax assets were primarily due to allowance for loans losses and impairment losses on securities available for sale.

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

SUMMARY OF FINANCIAL DATA

Executive Overview

The consolidated net loss for the three and six months ended June 30, 2009 was $12.8 million and $15.5 million, or loss of $0.81 and $1.01 per diluted common share, respectively, compared to consolidated net income of $5.3 million and $9.5 million or $0.32 and $0.58 per diluted common share during the same periods in 2008. The following are highlights related to the results during the three and six months ended June 30, 2009 results as compared to the corresponding periods of 2008:

•

Net interest income before provision for loan losses was $15.3 million and $31.2 million for three and six months ended June 30, 2009, respectively, as compared to $19.0 million and $37.6 million for the same periods in 2008, respectively. Due to the decrease in market rates and the increase in non-accrual loans, the average yield on loans for the three and six months ended June 30, 2009 decreased to 6.12% and 6.01% compared to 6.94% and 7.19% for the same periods in 2008. The average investment portfolio for the three and six months ended June 30, 2009 were $227.0 million and $216.1 million compared to $179.8 million and $171.4 million, respectively. The average yields on the investment portfolio for three and six months ended June 30, 2009 were 4.14% and 4.32% compared to 4.85% and 4.92%, respectively.

•

Net interest margin for the three and six months ended June 30, 2009 decreased to 2.96% and 3.14% compared to 3.81% and 3.79% for the same periods of 2008, respectively. Loan yields declined 82 and 118 basis points whereas the cost of deposits declined 104 and 136 basis points, respectively. The loan yield decline was a result of lower interest income from loans that are non-accrual of $0.5 million and $1.2 million for three and six months ended June 30, 2009. The Company’s ability to increase loan production to better balance the mix of loan and liquidity investments on its balance sheet has been challenging in the past several quarters due to the adverse economic condition and limited qualified borrowers in the market place. The cost of interest-bearing liabilities decreased to 2.85% and 2.88% for the three and six months ended June 30, 2009 compared to 3.72% and 4.04% for the same periods in 2008, respectively. The Korean-American deposit market has continued to be very competitive in pricing deposits which has impacted the Company’s cost of deposits in recent quarters.

•

The provision for loan losses was $29.8 million and $44.3 million for the three and six months ended June 30, 2009 compared to $2.0 million and $4.2 million for the same periods in 2008. The increases were primarily due to an increase in historical loss experience, an increase in the level of nonperforming loans and impaired loans, and the deterioration in the overall economy indicated by the elevated levels of unemployment and business failures negatively affecting the Company’s customers.

•

The Company’s efficiency ratio increased to 62.5% and 57.0% for the three and six months ended June 30, 2009, respectively, compared to 53.5% and 56.5% for the same periods in 2008. The deterioration mainly relates to the increases in the regulatory assessment offset by the decrease in noninterest expenses, primarily salaries and benefits expenses, legal fees, business promotion and advertising expenses and other operating expenses.

•

Return on average assets and return on average equity decreased to (2.32)% and (23.95)%, respectively, for the three months ended June 30, 2009, compared to 1.00% and 12.97% during the same period in 2008. Return on average assets and return on average equity decreased to (1.47)% and (14.29)%, respectively, for the six months ended June 30, 2009, compared to 0.90% and 11.74% during the same period in 2008. Return on average assets and the return on average equity decreased due to the consolidated net loss primarily resulting from the compression of net interest margins, the increase in the loan loss provision, and the decrease in noninterest income.

The following are important factors in understanding the Company’s financial condition and liquidity:

•

The Company’s gross loans decreased by $72.5 million, or 4.2%, during the six months ended June 30, 2009. Net loans and loans held for sale decreased by $98.6 million, or 5.9%, to $1.58 billion at June 30, 2009, as compared to $1.68 billion at December 31, 2008. The decrease in the loan portfolio was mainly the result of a lower levels of loan production and higher levels of loan pay-offs and charge-offs during the first six months of 2009 compared to the same period in 2008. The weakening economy has adversely affected the ability to originate loans during the period.

•

Total nonperforming loans increased to $38.9 million as of June 30, 2009 from $20.5 million as of December 31, 2008 and $8.7 million as of June 30, 2008, respectively. The ratio of nonperforming loans to total gross loans increased to 2.36% at June 30, 2009 compared to 1.19% at December 31, 2008. The ratio of allowance for loan losses to total nonperforming loans decreased to 167% at June 30, 2009, as compared to 187% at December 31, 2008 and the ratio of allowance for losses to total gross loans increased to 3.96% at June 30, 2009 compared to 2.22% at December 31, 2008. The Company’s loan portfolio has experienced an increase in the migration of loans to non-accrual and impairment status over the past three quarters.

•

Total deposits increased $251.4 million or 15.7% to $1.85 billion at June 30, 2009 compared to $1.60 billion at December 31, 2008. The increases in deposits were mostly due to increases in customer deposits through a deposit campaign.

•

As a result of the aforementioned reduction in loan portfolio and the increase in deposits, the ratio of net loans to total deposits decreased to 85.2% at June 30, 2009 as compared to 104.7% at December 31, 2008.

•

The Company suspended its quarterly cash dividend in March 2009 and does not expect to resume the payment of such dividend for the foreseeable future. The Company would be required to obtain the Treasury Department’s approval to reestablish the common stock dividend in the future until it has redeemed the preferred stock issued under TARP Capital Purchase Program.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in the consolidated statements of operations, the Company recorded consolidated net loss of $12.8 million and $15.5 million during the three and six months ended June 30, 2009 compared to consolidated net income of $5.3 million and $9.5 million during the same periods in 2008. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(1)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(1)
Assets:
Interest-earning assets:
Loans (2)	$1,622,366	$24,742	6.12%	$1,816,960	$31,369	6.94%
Federal funds sold	227,678	114	0.20	4,745	25	2.12
Investments (3) (4)	227,014	2,343	4.14	179,755	2,168	4.85

Total interest-earning assets	2,077,058	27,199	5.25	2,001,460	33,562	6.74

Noninterest—earning assets:
Cash and due from banks	53,934			56,875
Bank premises and equipment, net	14,382			14,526
Customers’ acceptances outstanding	3,073			5,411
Accrued interest receivables	7,037			7,499
Other assets	53,653			37,762

Total noninterest-earning assets	132,079			122,073

Total assets	$2,209,137			$2,123,533

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$492,730	$2,572	2.09%	$358,778	$2,574	2.89%
Savings	63,569	552	3.48	54,429	453	3.35
Time certificates of deposit over $100,000	582,390	4,219	2.91	697,414	7,066	4.07
Other time certificates of deposit	344,761	2,570	2.99	204,480	2,064	4.06

	1,483,450	9,913	2.68	1,315,101	12,157	3.72
Other borrowed funds	168,147	1,782	4.25	244,631	2,188	3.60
Long-term subordinated debentures	18,557	181	3.91	18,557	258	5.59

Total interest-bearing liabilities	1,670,154	11,876	2.85	1,578,289	14,603	3.72

Noninterest-bearing liabilities:
Demand deposits	304,931			356,309

Total funding liabilities	1,975,085		2.41%	1,934,598		3.04%

Other liabilities	19,937			25,262

Total noninterest-bearing liabilities	324,868			381,571
Shareholders’ equity	214,115			163,673

Total liabilities and shareholders’ equity	$2,209,137			$2,123,533

Net interest income		$15,323			$18,959

Cost of deposits			2.22%			2.93%

Net interest spread (5)			2.40%			3.02%

Net interest margin (6)			2.96%			3.81%

(1)	Average rates/yields for these periods have been annualized.

(2)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $552,000 for the three months ended June 30, 2009 and $429,000 for the same period in 2008. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

(3)	Investments include securities available for sale, securities held to maturity, FHLB and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.

(4)

Interest income on a tax equivalent basis for tax-advantaged investments was not included in the computation of yields. Such income amounted to $1,000 and $25,000 for the three months ended June 30, 2009 and 2008, respectively.

(5)	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

(6)	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets as adjusted for tax equivalent basis for any tax advantaged income.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(7)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield(7)
Assets:
Interest-earning assets:
Loans (8)	$1,645,491	$49,053	6.01%	$1,816,817	$64,979	7.19%
Federal funds sold	142,610	149	0.21	4,748	66	2.80
Investments (9) (10)	216,157	4,634	4.32	171,359	4,196	4.92

Total interest-earning assets	2,004,258	53,836	5.42	1,992,924	69,241	6.99

Noninterest—earning assets:
Cash and due from banks	47,584			58,432
Bank premises and equipment, net	14,565			14,257
Customers’ acceptances outstanding	3,460			4,400
Accrued interest receivables	6,946			7,849
Other assets	49,818			38,210

Total noninterest-earning assets	122,373			123,148

Total assets	$2,126,631			$2,116,072

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$472,579	$4,794	2.05%	$328,173	$5,275	3.23%
Savings	57,490	1,004	3.52	54,129	898	3.34
Time certificates of deposit over $100,000	533,662	7,889	2.98	710,889	15,655	4.41
Other time certificates of deposit	326,789	4,950	3.05	202,905	4,366	4.36

	1,390,520	18,637	2.70	1,296,096	26,194	4.06
Other borrowed funds	172,481	3,600	4.21	260,884	4,905	3.78
Long-term subordinated debentures	18,557	373	4.05	18,557	584	6.33

Total interest-bearing liabilities	1,581,558	22,610	2.88	1,575,537	31,683	4.04

Noninterest-bearing liabilities:
Demand deposits	305,308			353,708

Total funding liabilities	1,886,866		2.42%	1,929,245		3.30%

Other liabilities	20,864			24,176

Total noninterest-bearing liabilities	326,172			377,884
Shareholders’ equity	218,901			162,651

Total liabilities and shareholders’ equity	$2,126,631			$2,116,072

Net interest income		$31,226			$37,558

Cost of deposits			2.22%			3.19%

Net interest spread (11)			2.53%			2.94%

Net interest margin (12)			3.14%			3.79%

(7)	Average rates/yields for these periods have been annualized.

(8)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $695,000 for the six months ended June 30, 2009 and $896,000 for the same period in 2008. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

(9)	Investments include securities available for sale, securities held to maturity, FHLB and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.

(10)

Interest income on a tax equivalent basis for tax-advantaged investments was not included in the computation of yields. Such income amounted to $5,000 and $46,000 for the six months ended June 30, 2009 and 2008, respectively.

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

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume) and (ii) changes in interest rates (rate):

	Three Months Ended June 30, 2009 vs. 2008 Increase (Decrease) Due to Change In			Six Months Ended June 30, 2009 vs. 2008 Increase (Decrease) Due to Change In
	Volume	Rate(13)	Total	Volume	Rate(13)	Total
Interest income:
Loans (14)	$(3,172)	$(3,455)	$(6,627)	$(5,759)	$(10,167)	$(15,926)
Federal funds sold	132	(43)	89	199	(116)	83
Investments (15)	517	(342)	175	1,004	(566)	438

Total earning assets	(2,523)	(3,840)	(6,363)	(4,556)	(10,849)	(15,405)

Interest expense:
Money market and super NOW accounts	811	(813)	(2)	1,856	(2,336)	(480)
Savings deposits	78	20	98	58	48	106
Time Certificates of deposits	105	(2,445)	(2,340)	(1,215)	(5,968)	(7,183)
Other borrowings	(764)	358	(406)	(1,801)	496	(1,305)
Long-term subordinated debentures	—	(77)	(77)	—	(211)	(211)

Total interest-bearing liabilities	230	(2,957)	(2,727)	(1,102)	(7,971)	(9,073)

Net interest income before provision for loan losses	$(2,753)	$(883)	$(3,636)	$(3,454)	$(2,878)	$(6,332)

(13)	Average rates/yields for these periods have been annualized.

(14)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $552,000 and $695,000, respectively, for the three and six months ended June 30, 2009 and $429,000 and $896,000, respectively, for the same periods in 2008. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

(15)

Interest income on a tax equivalent basis for tax-advantaged investments of $1,000 and $25,000 for the three months and $5,000 and $46,000 for the six months ended June 30, 2009 and 2008, respectively, were not included in the computation of yields.

The Company’s net interest income depends on the yields, volume, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. Total interest and dividend income for the three and six months ended June 30, 2009 were $27.2 million and $53.8 million compared to $33.6 million and $69.2 million for the same periods in 2008, respectively. The decreases were primarily due to market rate decreases and the reduction in earning assets. Average net loans decreased by $194.4 million or 10.7% and by $171.2 million or 9.4%, respectively, for the three and six months ended June 30, 2009 compared to the same periods in 2008.

Total interest expense for the three and six months ended June 30, 2009 decreased by $2.7 million or 18.7% and $9.1 million or 28.6%, respectively, compared to the same periods in 2008. The decreases were primarily due to the decreases in market rates set by the FOMC and interest-bearing liabilities during the past year. Average interest bearing liabilities increased by $91.9 million and $6.0 million, respectively, for the three and six months ended June 30, 2009 compared to the same periods in 2008.

Net interest income before provision for loan losses was $15.3 million and $31.2 million for the three and six months ended June 30, 2009 compared to $19.0 million and $37.6 million for the same periods in 2008, respectively. Due to the decrease in market rates and the increase in non-accrual loans, the average yield on loans for the three and six months ended June 30, 2009 decreased to 6.12% and 6.01% compared to 6.94% and 7.19% for the same periods in 2008, respectively. The average investment portfolio for the three and six months ended June 30, 2009 was $227.0 million and $216.1 million compared to $179.8 million and $171.4 million, respectively. The average yields on the investment portfolio for three and six months ended June 30, 2009 were 4.14% and 4.32% compared to 4.85% and 4.92%, respectively.

Net interest margin for the three and six months ended June 30, 2009 decreased to 2.96% and 3.14% compared to 3.81% and 3.79% for the same periods of 2008, respectively. Loan yields declined 82 and 118 basis points whereas the cost of deposits declined 104 and 136 basis points, respectively. Interest income on non-accrual loans amounting to $1.2 million was not recognized during the six months ended June 30, 2009. The cost of interest-bearing liabilities decreased to 2.85% and 2.88% for the three and six months ended June 30, 2009 compared to 3.72% and 4.04% for the same periods in 2008, respectively.

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

The provision for loan losses was $29.8 million and $44.3 million for the three and six months ended June 30, 2009 compared to $2.0 million and $4.2 million for the same periods in 2008. The increases were primarily due to an increase in historical loss experience, an increase in the level of nonperforming loans, impaired loans and the deterioration in the overall economy indicated by the elevated levels of unemployment and business failures negatively affecting the Company’s customers. Management believes that the $44.3 million loan loss provision for the six months ended June 30, 2009 or allowance for loan losses of $65.2 million as of June 30, 2009 is adequate.

While management believes that the allowance for loan losses of 3.96% of total loans at June 30, 2009 is adequate at this time, future additions to the allowance will be subject to continuing evaluation of the estimated, inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)				(Dollars in thousands)
Customer service fees	$2,022	58.20%	$1,913	48.52%	$3,996	55.41%	$3,726	49.14%
Fee income from trade finance transactions	587	16.90	672	17.04	1,136	15.75	1,273	16.79
Wire transfer fees	279	8.03	293	7.43	546	7.57	553	7.29
Net gain on sale of loans	—	—	630	15.98	—	—	960	12.66
Net (loss) gain on sale of securities available for sale	—	—	—	—	(49)	(0.68)	—	—
Loan service fees	185	5.33	48	1.22	459	6.36	301	3.97
Other income	401	11.54	387	9.81	1,124	15.59	770	10.15

Total noninterest income	$3,474	100.00%	$3,943	100.00%	$7,212	100.00%	$7,583	100.00%

As a percentage of average earning assets		0.67%		0.79%		0.73%		0.77%

For the three and six months ended June 30, 2009, noninterest income was $3.5 million and $7.2 million compared to $3.9 million and $7.6 million for the same periods in 2008, respectively. Noninterest income as a percentage of average earning assets decreased to 0.67% and 0.73% from 0.79% and 0.77% for the same periods in 2008, respectively. The decrease in the amounts was related to the reduction of trade finance transactions fees and gain on sale of loans offset by the increase in customer service fees and other income for the three and six months ended June 30, 2009 as compared to the same periods in 2008. The primary sources of recurring noninterest income continued to be customer service fees and fee income from trade finance transactions.

Customer service fees for the three and six months ended June 30, 2009 increased by $109,000 or 5.7% and $270,000 or 7.3%, respectively, as compared to the same periods in 2008. These increases were due primarily to a nominal increase in customer accounts and the increases in fee charges during the past year.

Fee income from trade finance transactions for the three and six months ended June 30, 2009 decreased by $85,000, or 12.7% and $137,000, or 10.8% as compared to the same periods in 2008. The decreases were due to less international trade activity by the Company’s customers. Several large customers recently paid down trade finance loans and in addition the overall weakness in the global economy, specifically the Pacific Rim, has had a negative impact on the Company’s ability to grow fee income from trade finance transactions.

There was no gain on sale of loans for the three and six months ended June 30, 2009 as compared to $630,000 and $960,000 during the same periods in 2008, respectively. For the three and six months ended June 30, 2009, there were no SBA loan sales whereas the Company sold SBA loans of $25.6 million and $37.8 million during the same periods in 2008. The decrease in sales of SBA loans was due to the market illiquidity in the secondary market which also resulted in substantial decline of premiums on the sale of SBA loans over the past year.

Other income increased by $14,000, or 3.6% and $354,000, or 46.0% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. During the first quarter of 2009, the Company entered into a settlement agreement with one of the original defendants in the KEIC litigation and received a settlement payment of $350,000. The Company entered into a settlement with other parties involved in the KEIC litigation during the third quarter of 2008.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)				(Dollars in thousands)
Salaries and employee benefits	$4,684	39.88%	$5,924	48.36%	$8,973	40.99%	$13,044	51.18%
Occupancy	1,248	10.63	1,119	9.13	2,430	11.10	2,160	8.47
Furniture, fixtures, and equipment	517	4.40	500	4.08	1,045	4.77	992	3.89
Data processing	522	4.44	577	4.71	1,117	5.10	1,099	4.31
Legal fees	408	3.47	971	7.93	650	2.97	1,601	6.28
Accounting and other professional fees	352	3.00	381	3.11	762	3.48	718	2.82
Business promotion and advertising	344	2.93	494	4.03	682	3.12	956	3.75
Stationery and supplies	105	0.89	157	1.28	214	0.98	288	1.13
Telecommunications	152	1.29	179	1.46	321	1.47	348	1.37
Postage and courier service	47	0.40	191	1.56	193	0.88	392	1.54
Security service	261	2.22	294	2.40	506	2.31	568	2.23
Regulatory assessment	1,642	13.98	352	2.87	2,235	10.21	640	2.51
Other operating expenses	1,463	12.46	1,112	9.08	2,765	12.63	2,682	10.52

Total noninterest expenses	$11,745	100.00%	$12,251	100.00%	$21,893	100.00%	$25,488	100.00%

As a percentage of average earning assets		2.27%		2.46%		2.20%		2.57%
Efficiency ratio		62.48%		53.49%		56.96%		56.46%

For the three and six months ended June 30, 2009, noninterest expense decreased by 4.1% and 14.1% to $11.7 million and $21.9 million, respectively, compared to $12.3 million and $25.5 million for the same periods in 2008. The decreases in noninterest expense were primarily attributable to the decreases in salaries and employee benefits, legal fees and business promotion and advertising expenses offset by the increases in the regulatory assessment. Noninterest expense as a percentage of average earning assets was 2.27% and 2.20% for the three and six months ended June 30, 2009, respectively, compared to 2.46% and 2.57% for the same periods in 2008.

The Company’s efficiency ratio increased to 62.5% and 57.0% for the three and six months ended June 30, 2009, respectively, compared to 53.5% and 56.5% for the same periods in 2008. The deterioration mainly relates to the increases in the regulatory assessment offset by the decrease in noninterest expenses, primarily salaries and benefits expenses, legal fees, business promotion and advertising expenses and other operating expenses.

Salaries and benefits expenses decreased by 20.9% and 31.2% to $4.7 million and $9.0 million for the three and six months ended June 30, 2009, respectively, compared to $5.9 million and $13.0 million for the same periods in 2008. The decreases were primarily due to the reduction of staff throughout 2008 and the elimination of employee bonus. The number of full time equivalent employees decreased 15.6% from 353 as of June 30, 2008 to 298 as of June 30, 2009.

Occupancy expenses increased by 11.5% and 12.5% to $1.2 million and $2.4 million for the three and six months ended June 30, 2009, respectively, compared to $1.1 million and $2.2 million for the same periods in 2008. This increase was due mainly to increased rent expenses resulting from the opening of the Diamond Bar branch in March 2008 and depreciation expenses as a result of facility improvements made during the past year.

Legal fees decreased by 58.0% and 59.4% to $408,000 and $650,000 for the three and six months ended June 30, 2009, respectively, compared to $971,000 and $1.6 million for the same periods in 2008. The decrease was mainly due to the KEIC litigation and related settlement that was reached during the third quarter of 2008 that resulted in significant legal fees in 2008.

Accounting and other professional fees remained virtually unchanged amounting to $352,000 and $762,000 for the three and six months ended June 30, 2009, respectively, compared to $381,000 and $718,000 for the same periods in 2008. The slight increase for the first six months in 2009 compared to the same period in 2008 was primarily due to the increase in audit fees.

Regulatory assessment expense increased by 366.5% and 249.2% to $1.6 million and $2.2 million, respectively, for the three and six months ended June 30, 2009 compared to $352,000 and $640,000, respectively, for the same periods in 2008. The increase was mainly the result of the 7 basis points increase in the FDIC insurance premium from the first quarter of 2009. The Company also accrued for the one-time special assessment for the second quarter of 2009 which is payable in September 2009.

For the three and six months ended June 30, 2009, other operating expenses increased 31.6% and 3.1% to $1.5 million and $2.8 million, respectively, as compared to $1.1 million and $2.7 million for the same periods in 2008. The increase for the three months ended June 30, 2009 compared to the same period in 2008 was mainly due to the increase in CRA investment loss resulting from additional investment in affordable housing partnerships during the past year and the increase in OREO expenses. The increase for the second quarter was offset by the decrease for the first quarter expenses related to the non-recurring charges incurred during the first quarter of 2008 in operational losses of $245,000, a court claim settlement of $179,000 and other real estate owned related valuation adjustment of $68,000, resulting in the slight increase for the six months ended June 30, 2009 as compared to the same period in 2008.

The remaining noninterest expenses include such items as furniture, fixture and equipment, data processing, business promotion and advertising, stationery and supplies, telecommunications, postage, courier service, and security service expenses. For the six months ended June 30, 2009, these noninterest expenses amounted to $4.1 million compared to $4.6 million for the same period in 2008. The decrease was mainly achieved by the decrease in business promotion and advertising expenses and postage and courier services which accounted for the decrease of $473,000.

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

The income tax benefit amounted to $10.0 million and $12.2 million for the three and six months ended June 30, 2009 representing effective tax rates of (43.9)% and (44.1)% compared to provisions of $3.3 million and $5.9 million for the same periods in 2008 representing effective tax rates of 38.6% and 38.5%, respectively. The primary reasons for the difference from the federal statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax favored investments in low-income housing, municipal obligations, dividend exclusions, treatment of SFAS 123R amortization, increase in cash surrender value of bank owned life insurance and California enterprise zone deductions. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $521,000 for the six months ended June 30, 2009 compared to $389,000 for the same period in 2008. The Company’s net loss in the second quarter ended June 30, 2009 has generated a net operating loss carry back to 2007, which has generated income tax receivable of $9.2 million as of June 30, 2009.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns. The Company’s deferred tax assets were $27.5 million as of June 30, 2009 and $19.9 million as of December 31, 2008. As of June 30, 2009, the Company’s deferred tax assets were primarily due to the allowance for loan losses and impairment losses on securities available for sale.

In accordance with FIN 48, it is management’s policy to separately disclose any penalties or interest arising from the application of federal or state income taxes. There were no penalties or interest assessed for the six months ended June 30, 2009.

The Internal Revenue Service (the “IRS”) and the California Franchise Tax Board (the “FTB”) have examined the Company’s consolidated federal income tax returns for tax years up to and including 2003. As of June 30, 2009, the Company was under examination by the IRS for 2005 tax year, by the FTB for the 2005-2006 tax years, and by State of Illinois for 2006-2007 tax years. The Company does not anticipate any material changes as a result of the examinations. In addition, the Company does not have any unrecognized tax benefits subject to significant increase or decrease as a result of uncertainty.

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

Short-term Investments

The Company invests its excess available funds from daily operations primarily in overnight Federal (“Fed”) Funds and Money Market Funds. Money Market Funds are composed of mostly government funds and high quality short-term commercial paper. The Company can redeem the funds at any time. As of June 30, 2009 and December 31, 2008, the amounts invested in Fed Funds were $263.2 million and $50.4 million, respectively. The average yield earned on these funds was 0.21% for the six months ended June 30, 2009 compared to 2.79% for the same period in 2008. In addition to overnight Fed Funds, the Company has invested $20 millions in 90 days term Fed Funds which has been classified as other loans consistent with the regulatory classification.

Investment Portfolio

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	As of June 30, 2009		As of December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$300	$300	$299	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	24,992	25,207	23,997	24,510
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	152,371	154,660	117,814	119,137
Corporate trust preferred securities	2,702	3,584	1,111	1,111
Mutual Funds backed by adjustable rate mortgages	4,500	4,529	4,500	4,495
Fixed rate collateralized mortgage obligations	30,385	30,786	23,511	24,280
Municipal securities	300	302	—	—

Total available for sale	$215,550	$219,368	$171,232	$173,833

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$—	$—	$3,852	$3,861
Municipal securities	—	—	5,009	5,018

Total held to maturity	$—	$—	$8,861	$8,879

Total investment securities	$215,550	$219,368	$180,093	$182,712

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

The Company owns collateralized debt obligation (“CDO”) securities that are backed by trust preferred securities (“TRUPS”) issued by banks and thrifts. The Company recognized OTTI impairment during 2008 of $9.9 million on an original par value of $11.0 million. The trust preferred securities market for the past several quarters have been severely impacted by the liquidity crunch and concern over the banking industry. If the weight of the evidence indicates the market is not orderly, a reporting entity shall place little, if any, weight compared with other indications of fair value on that transaction price when estimating fair value or market risk premiums. Factors that were considered to determine whether there has been a significant decrease in the volume and level of activity for the CDO TRUPS securities market when compared with normal activity include:

•	There are few recent transactions.

•	Price quotations are not based on current information.

•	Price quotations vary substantially either over time or among market makers.

•	Indexes that were previously highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability.

•

There is a significant increase in implied liquidity risk premiums. Yields or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the reporting entity’s estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability.

•	There is a wide bid-ask spread or significant increase in the bid-ask spread.

•	There is a significant decline or absence of new market issuances for the asset or liability.

•	Little information is publicly available.

The Company’s CDO TRUPS security exhibits a number of these factors. There is no orderly market for this security. The Company’s cash flow fair valuation is first evaluated for the credit quality of the collateral and the structure of the CDO TRUPS security called the “credit component of the discount rate.” The expected cash flows are then discounted at 3 month LIBOR index plus 200 basis points called the “risk free rate plus a premium for illiquidity.” This is utilized to produce a discounted cash valuation. There are three targeted prepayment and maturity date horizons 10, 20 and 30 years from the original issue date. This discount rate is all inclusive since it includes the risk free rate, a credit component and a spread for illiquidity. The pricing is then averaged for the discounted cash flow analysis applied for the level 3 valuation for the Company’s CDO TRUPS security.

As of April 1, 2009, in accordance with the provisions under FSP FAS 115-2 and FAS 124-2, the Company adopted the accounting guideline and applied a discounted cash flow model and determined that the securities had a non-credit related other-than-temporary-impairment which was previously charged to retained earnings and recorded $0.9 million as an adjustment to the beginning balance of retained earnings and other comprehensive income.

As of June 30, 2009, investment securities totaled $219.4 million or 9.7% of total assets, compared to $182.7 million or 8.9% of total assets as of December 31, 2008. The increase in the investment portfolio was part of the Company’s balance sheet restructuring, for interest rate risk and liquidity management purposes.

As of June 30, 2009, securities available for sale totaled $219.4 million, compared to $173.8 million as of December 31, 2008. Securities available for sale as a percentage of total assets increased to 9.7% as of June 30, 2009 compared to 8.5% at December 31, 2008. Securities held to maturity decreased to $0 as of June 30, 2009, compared to $8.9 million as of December 31, 2008. The Company sold $4.7 million (at book value) of its municipal holdings in the held-to-maturity category and reclassified the remaining $3.8 million (at fair value) to available-for-sale category during the first quarter of 2009. The Company decided to sell municipal securities due to concerns about declining credit quality in the municipal securities market and to improve liquidity in the investment portfolio.

The composition of available-for-sale and held-to-maturity securities was 100.0% and 0% as of June 30, 2009, compared to 95.1% and 4.9% as of December 31, 2008, respectively. For the three and six months ended June 30, 2009, the yield on the average investment portfolio were 4.14% and 4.32%, respectively, as compared to 4.85% and 4.92% for the same periods in 2008.

The following table summarizes, as of June 30, 2009, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	$11,563	4.64%	$13,944	3.09%	$—	—%	$—	—%	$25,507	3.79%
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	231	3.10	3,050	4.72	21,008	4.20	130,371	4.46	154,660	4.43
Corporate trust preferred securities	—	—	—	—	—	—	3,584	30.23	3,584	30.23
Mutual Funds backed by adjustable rate mortgages	4,529	3.88	—	—	—	—	—	—	4,529	3.88
Fixed rate collateralized mortgage obligations	—	—	—	—	3,524	4.14	27,262	4.72	30,786	4.65
Municipal securities	—	—	302	3.40	—	—	—	—	302	3.40
Corporate debt securities	—	—	—	—	—	—	—	—	—

Total available for sale	$16,323	4.41	$17,296	3.32	$24,532	4.19	$161,217	5.08	$219,368	4.79

Held to Maturity (Amortized Cost):
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Municipal securities	—	—	—	—	—	—	—	—	—	—

Total held to maturity	$—	—	$—	—	$—	—	$—	—	$—	—

Total investment securities	$16,323	4.41%	$17,296	3.32%	$24,532	4.19%	$161,217	5.08%	$219,368	4.79%

The following table shows the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009.

	As of June 30, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental and U.S Government sponsored enterprise agencies securities	$6,218	$(74)	$—	$—	$6,218	$(74)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	33,024	(676)	1,309	(27)	34,333	(703)
Mutual Funds backed by adjustable rate mortgages	—	—	—	—	—	—
Municipal securities and corporate debt securities	—	—	—	—	—	—

Total	$39,242	$(750)	$1,309	$(27)	$40,551	$(777)

As of June 30, 2009, the Company had a total fair value of $40.6 million of securities, with unrealized losses of $777,000. We believe these unrealized losses are due to a temporary condition, primarily changes in interest rates, and do not reflect a deterioration of credit quality of the issuer. The market value of securities that have been in a continuous loss position for 12 months or more totaled $1.3 million, with unrealized losses of $27,000.

All individual securities that have been in a continuous unrealized loss position at June 30, 2009 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at June 30, 2009. These securities have decreased in value since their purchase dates as market interest rates have changed. However, the Company has the ability, and management intends, to hold these securities until their fair values recover to cost.

Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio, including loans held for sale, as of the dates indicated:

	June 30, 2009		December 31, 2008
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$37,224	2.3%	$61,983	3.6%
Commercial (16)	1,104,496	67.0	1,134,793	66.0
Commercial	320,005	19.4	334,350	19.4
Trade Finance (17)	52,000	3.2	63,479	3.7
SBA (18)	38,401	2.3	37,027	2.2
Other (19)	20,013	1.2	27	0.0
Consumer	75,404	4.6	88,396	5.1

Total Gross Loans	1,647,543	100.0%	1,720,055	100.0%
Less:
Allowance for Loan Losses	65,197		38,172
Deferred Loan Fees	555		1,359
Discount on SBA Loans Retained	1,016		1,184

Total Net Loans and Loans Held for Sale	$1,580,775		$1,679,340

(1 6)	Real estate commercial loans are loans secured by deeds of trust on real estate.

(1 7)	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.

(1 8)	Balance includes SBA loans held for sale of $12.5 million and $9.9 million, at the lower of cost or fair value, at June 30, 2009 and December 31, 2008, respectively.

(1 9)	Consists of term fed funds sold for maturity of greater than 1 day, transactions in process and overdrafts.

The Company’s gross loans decreased by $72.5 million, or 4.2%, to $1.65 billion at June 30, 2009, as compared to $1.72 billion at December 31, 2008. Net loans and loans held for sale decreased by $98.6 million, or 5.9%, to $1.58 billion at June 30, 2009, as compared to $1.68 billion at December 31, 2008. The decrease in the loan portfolio was mainly the result of lower levels of loan production and higher levels of loan pay-offs and charge-offs during the first six months of 2009 compared to the same period in 2008. Net loans and loans held for sale as of June 30, 2009 represented 69.7% of total assets, compared to 81.7% as of December 31, 2008.

The decrease in gross loans is comprised primarily of net decreases in commercial real estate loans of $30.3 million or 2.7%, construction real estate loans of $24.8 million or 39.9%, commercial business loans of $14.3 million or 4.3%, trade finance loans of $11.5 million, or 18.1%, consumer loans of $13.0 million or 14.7% and offset by an increase in SBA loans of $1.4 million or 3.7%.

Construction real estate loans decreased to $37.2 million representing 2.3% of total loans as of June 30, 2009 compared to $62.0 million representing 3.6% of total loans as of December 31, 2008.

As of June 30, 2009, commercial real estate loans remained the largest component of the Company’s total loan portfolio. Commercial real estate loans remained at $1.1 billion and represented 67.0% and 66.0% of total loans at June 30, 2009 and December 31, 2008, respectively.

Commercial business loans decreased to $320.0 million as of June 30, 2009 compared to $334.4 million at December 31, 2008. The weak economy has limited the Company’s ability to grow commercial loans.

Trade finance loans decreased to $52.0 million as of June 30, 2009 from $63.5 million at December 31, 2008. This decrease in trade finance loans was mainly due to decreased loan activity in commercial lines related to letters of credit for correspondent banks. Several large customers recently paid down trade finance loans and the overall weakness in the global economy, more specifically the Pacific Rim, has had a negative impact on the Company’s ability to grow this line of business.

As of June 30, 2009, the Company was servicing $121.6 million of sold SBA loans, compared to $131.2 million of sold SBA loans as of December 31, 2008. The Company’s SBA portfolio increased to $38.4 million at June 30, 2009 compared to $37.0 million at December 31, 2008.

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

The restructuring of a debt is considered a TDR when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise grant. TDR may include changing repayment terms, reducing the stated interest rate or reducing the amounts of principal and/or interest due or extending the maturity date. The restructuring of a loan is intended to recover as much of the Company’s investment as possible and to achieve the highest yield possible. TDR’s totaled $1.4 million as of June 30, 2009 as compared to none as of December 31, 2009.

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

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	June 30, 2009	December 31, 2008	June 30, 2008
	(Dollars in thousands)
Nonperforming loans:
Real estate:
Construction	$16,973	$1,951	$2,152
Commercial	4,516	13,128	—
Commercial	13,577	2,272	1,434
Consumer	889	369	380
Trade Finance	1,196	1,196	2,276
SBA	1,774	1,538	2,454

Total nonperforming loans	38,925	20,454	8,696
Other real estate owned (OREO)	4,567	—	—

Total nonperforming assets	$43,492	$20,454	$8,696

Guaranteed portion of nonperforming loans through SBA	$2,448	$2,110	$2,755

Total nonperforming assets, net of SBA guarantee	$41,044	$18,344	$5,941

Nonperforming loans as a percent of total gross loans	2.36%	1.19%	0.48%
Nonperforming assets as a percent of total gross loans and OREO	2.63%	1.19%	0.48%
Allowance for loan losses to nonperforming loans	167.5%	186.6%	247.2%

Total nonperforming loans increased to $38.9 million as of June 30, 2009 from $20.5 million as of December 31, 2008 and $8.7 million as of June 30, 2008, respectively. The increase from December 31, 2008 to June 30, 2009 resulted from the increases in construction real estate loans of $15.0 million, commercial real estate loans of $11.3 million, consumer loans of $520,000 and SBA loans of $236,000 offset by the decrease in commercial business loans of $8.6 million.

The guaranteed portion of nonperforming loans of $2.5 million consists of $1.3 million of SBA loans with SBA guarantees of up to 85% and $1.2 million of trade finance loans under the Export Working Capital Program (“EWCP”) through which a 90% guarantee is provided by SBA. The Company has charged off the unguaranteed portion of the trade finance loans of approximately $400,000 which was deemed uncollectible during the fourth quarter of 2008 and is anticipating the guarantee to be collected from the SBA during the third quarter of 2009. At June 30, 2009, total nonperforming assets, net of the SBA guaranteed portion, were $41.0 million. Total nonperforming assets were $43.5 million, representing 2.63% of total loans and OREO at June 30, 2009. The increase was a result of weakening economic conditions in the Southern California economy and its impact on the Company’s commercial real estate, construction real estate, and commercial business loans. The weakening economy has impacted the Company’s level of nonperforming assets significantly since the fourth quarter of 2008.

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

The following table provides information on impaired loans:

	As of and for the six months ended June 30, 2009	As of and for the twelve months ended December 31, 2008
	(Dollars in thousands)
Impaired loans with specific reserves	$142,237	$44,001
Impaired loans without specific reserves	5,173	17,429

Total impaired loans	147,410	61,430
Allowance on impaired loans	(26,612)	(12,467)

Net recorded investment in impaired loans	$120,798	$48,963

Average total recorded investment in impaired loans	$87,924	$12,293

Interest income recognized on impaired loans on a cash basis	$828	$545

During the first six months of 2009, a decline in the overall economy was a major contributor to the increase in impaired loans, along with a weakening of the commercial real estate market in Southern California. As of June 30, 2009, 104 loans were impaired in the aggregate amount of $142.2 million with specific reserves of $26.6 million or 18.7% of the loan balance. The breakdown by loan category was comprised of commercial real estate loans of $78.4 million with specific reserves of $10.1 million or 12.9% of the loan balance, commercial loans of $44.9 million with specific reserves of $11.5 million or 25.6% of the loan balance, construction real estate loans of $18.1 million with specific reserves of $4.8 million or 26.2% of the loan balance, SBA loans of $440,000 with specific reserves of $53,000 or 12.0% and consumer loans of $314,000 with specific reserves of $114,000 or 36.3% of the loan balance. The Company recently invested in modeling software which analyzes stress testing of the commercial real estate loan portfolio to evaluate credit weaknesses at loan level.

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

Formula Allowance for Identified Graded Loans. Non-homogenous loans such as commercial real estate, construction, commercial business, trade finance and SBA loans that are not subject to the allowance for specifically identified loans discussed above are reviewed individually and subject to a formula allowance. The formula allowance is calculated by applying loss factors to outstanding Pass, Special Mention, Substandard and Doubtful loans. The evaluation of the inherent loss for these loans involves a high degree of uncertainty, subjectivity and judgment because probable loan losses are not identified with a specific loan. In determining the formula allowance, the Company relies on a mathematical formulation that incorporates a six-quarter rolling average of historical losses, which has been adjusted from the twelve quarter analysis used previously. With the recent substantial decline in the Southern California economy and higher unemployment levels, the Company began using the six-quarter rolling average beginning in the fourth quarter of 2008 to better reflect directional consistency in its allowance for loan losses, instead of the twelve-quarter rolling average that the Company had historically applied. As a result, the two most recent quarters were weighted at 65% of the total loss factor as compared to 39% under the calculation used prior to the fourth quarter of 2008. This shortening of the historical period is believed to properly reflect the current market environment including the weakening economy and higher level of unemployment and the loss trends in the loan portfolio. Current quarter losses are measured against previous quarter loan balances to develop the loss factor. Loans risk rated Pass, Special Mention and Substandard for the most recent three quarters are adjusted to an annual basis as follows:

•	the most recent quarter is weighted 4/1;

•	the second most recent is weighted 4/2;

•	the third most recent is weighted 4/3.

The formula allowance may be further adjusted to account for the following qualitative factors which have been established at a minimum of 150 basis points, a 300% increase from December 31, 2008:

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

The following table sets forth the composition of the allowance for loan losses as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Specific (Impaired loans)	$26,612	$12,467
Formula (non-homogeneous)	38,135	25,122
Homogeneous	450	583

Total allowance for loan losses	$65,197	$38,172

The formula allowance attributable to qualitative factors as of June 30, 2009 and December 31, 2008 amounted to $19.8 million and $7.4 million, respectively, while the remaining balances of $18.3 million and $17.7 million were attributable to quantitative factors at respective dates.

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

	Six Months Ended June 30, 2009	Year Ended December 31, 2008	Six Months Ended June 30, 2008
	(Dollars in thousands)
Balances
Average total loans outstanding during the period (20)	$1,682,918	$1,800,972	$1,838,280

Total loans outstanding at end of period (20)	$1,645,972	$1,717,511	$1,815,271

Allowance for Loan Losses:
Balance at beginning of period	$38,172	$20,477	$20,477

Charge-offs:
Real estate
Construction	2,727	402	201
Commercial	4,448	319	319
Commercial	8,780	4,403	2,257
Consumer	1,104	2,040	472
Trade finance	—	1,144	—
SBA	417	581	144

Total charge-offs	17,476	8,889	3,393

Recoveries
Real estate	—	—	—
Commercial	43	128	74
Consumer	140	131	56
Trade finance	1	12	—
SBA	30	135	76

Total recoveries	214	406	206

Net loan charge-offs	17,262	8,483	3,187
Provision for loan losses	44,287	26,178	4,209

Balance at end of period	$65,197	$38,172	$21,499

Ratios:
Net loan charge-offs to average total loans	1.03%	0.47%	0.17%
Provision for loan losses to average total loans	2.63	1.45	0.23
Allowance for loan losses to gross loans at end of period	3.96	2.22	1.18
Allowance for loan losses to total nonperforming loans	167.5	186.6	247.2
Net loan charge-offs to allowance for loan losses at end of period	26.48	22.22	14.82
Net loan charge-offs to provision for loan losses	38.98	32.41	75.72

(20)	Total loans are net of deferred loan fees and discount on SBA loans sold.

Based on a quarterly migration and qualitative analysis which evaluates the loan portfolio credit quality, the allowance for loan losses grew to $65.2 million as of June 30, 2009 compared to $38.2 million at December 31, 2008. The Company recorded a provision of $44.3 million for the six months ended June 30, 2009 compared to $4.2 million for the same period in 2008. For the six months ended June 30, 2009, the Company charged off $17.5 million and recovered $214,000 resulting in net loan charge-offs of $17.3 million, compared to net loan charge-offs of $3.2 million for the same period in 2008.

Loan charge-offs for the six months ended June 30, 2009 were comprised of commercial business loans at 45%, commercial real estate loans at 29%, construction real estate loans at 16%, B2B loans at 5%, consumer loans at 3% and SBA loans at 2% of the total charge-offs. Broken down by industry, Real estate development represented 31% of total loan charge-offs, warehouse business lines 30%, hospitality 16%, service business 13% and wholesalers 10%. Approximately 5% of the net charge-offs for the quarter ended June 30, 2009 were outside of the Southern California market. Charge-offs broken down by the year of loan origination is 2008 at 6%, 2007 at 11%, 2006 at 51%, 2005 at 31% and 2004 and prior at 1%.

The Company is operating in a challenging and uncertain economic environment, including uncertain national and local conditions. Financial institutions continue to be adversely affected by the softening commercial real estate market and the constrained financial markets and have resulted in illiquidity in these markets specific to the Southern California region in which the Company has significant geographic exposure. As a result, continued declines in commercial real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including higher unemployment levels and, increase in small business failures and other factors which could have adverse effects on the Company’s borrowers and as a result of this deterioration in economic conditions especially in Southern California, the Company’s allowance for loan losses was 3.96% at June 30, 2009 and 2.22% at December 31, 2008, respectively, of gross loans.

Management believes the level of the allowance as of June 30, 2009 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require increased provisions for loan losses in the future.

The ratio of the allowance for loan losses to total nonperforming loans decreased to 167% as of June 30, 2009 compared to 187% as of December 31, 2008. Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. Commercial real estate is the principal collateral for the Company’s loans.

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

The Company’s average interest bearing deposit cost decreased to 2.70% for the six months ended June 30, 2009, compared to 4.06% for the same period in 2008. This decrease is primarily due to the decreases in short term rates set by the FOMC, which caused the average rates paid on deposits and other liabilities to decrease.

The Company can deter, to some extent, the rate sensitive customers who demand high cost certificates of deposit because of local market competition by using wholesale funding sources. As of June 30, 2009, the Company held brokered deposits in the amount of $325.4 million as compared to $372.2 million as of December 31, 2009. The Company also had certificates of deposit with the State of California in the amount of $115.0 million as of June 30, 2009 and $115.5 million as of December 31, 2008.

Deposits consist of the following as of the dates indicated:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$314,621	$310,154
Money market accounts and NOW	530,410	447,275
Savings	77,958	52,692

	922,989	810,121
Time deposits
Less than $100,000	335,440	312,136
$100,000 or more	596,519	481,262

Total	$1,854,948	$1,603,519

Total deposits increased $251.4 million or 15.7% to $1.85 billion at June 30, 2009 compared to $1.60 billion at December 31, 2008. During the six months ended June 30, 2009, noninterest-bearing demand deposits increased by $4.5 million, or 1.4%, and represented 17.0% of total deposits at June 30, 2009 compared to 19.3% at December 31, 2008. MMDA and NOW increased by $83.1 million, or 18.6%, rising to 28.6% of total deposits at June 30, 2009 from 27.9% at December 31, 2008. Savings account balances also increased by $25.3 million, or 48.0% representing 4.2% of total deposits at June 30, 2009 as compared to 3.3% at December 31, 2008. Time deposits under $100,000 increased by $23.3 million, or 7.5%, and jumbo time deposits, or time deposits greater than or equal to $100,000, increased by $115.3 million, or 23.9%. The increases in deposits were mostly due to increases in customer deposits through a deposit campaign.

The following table summarizes the composition of deposits as a percentage of total deposits as of the dates indicated:

	June 30, 2009	December 31, 2008
Demand deposits (noninterest-bearing)	17.0%	19.3%
Money market accounts and NOW	28.6	27.9
Savings	4.2	3.3
Time deposit less than $100,000	18.1	19.5
Time deposit of $100,000 or more	32.2	30.0

Total	100.0%	100.0%

Time deposits by maturity dates are as follows at June 30, 2009:

	$100,000 or Greater	Less Than $100,000	Total
	(Dollars in thousands)
2009	$401,904	$181,101	$583,005
2010	190,115	125,149	315,264
2011	1,663	28,962	30,625
2012	500	228	728
2013 and thereafter	2,337	—	2,337

Total	$596,519	$335,440	$931,959

Information concerning the average balance and average rates paid on deposits by deposit type for the three and six months ended June 30, 2009 and 2008 is contained in the tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses FHLB advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowings were $167.0 million and $192.2 million at June 30, 2009 and December 31, 2008, respectively. This decrease was due to matured advances and deposit growth which gave the Company the ability to reduce its borrowings from the FHLB. Notes issued to the U.S. Treasury amounted to $1.3 million as of June 30, 2009 compared to $0.8 million as of December 31, 2008. The total borrowed amount outstanding at June 30, 2009 and December 31, 2008 was $168.3 million and $193.0 million, respectively.

In addition, the issuance of long-term subordinated debentures at the end of 2003 of $18.0 million in “pass-through” trust preferred securities created another source of funding.

Contractual Obligations

The following table presents, as of June 30, 2009, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Remaining 6 months in 2009	2010	2011	2012	2013 & thereafter	Total
	(Dollars in thousands)
Debt obligations (21)	$—	$—	$—	$—	$18,557	$18,557
FHLB advances	20,174	361	25,381	100,295	20,801	167,012
Deposits	592,256	328,792	38,919	5,466	6,440	971,873
Operating lease obligations	1,208	2,243	1,400	1,306	3,163	9,320

Total contractual obligations	$613,638	$331,396	$65,700	$107,067	$48,961	$1,166,762

(21)	Includes principal payment only and may be redeemed quarterly by the issuer on or after January 7, 2009.

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

As a means of augmenting the liquidity sources, the Company has available a combination of borrowing sources comprised of FHLB advances, a holding company line of credit, federal funds lines with various correspondent banks, and access to the wholesale markets. The Company believes these liquidity sources to be stable and adequate. At June 30, 2009, the Company was not aware of any information that was reasonably likely to have a material adverse effect on our liquidity position.

The liquidity of the Company is primarily dependent on the payment of cash dividends by its subsidiary, Center Bank, subject to limitations imposed by the laws of the State of California. The holding company held $10.9 million in liquid funds with Center Bank at June 30, 2009 which can be used to pay dividends on Center Financial’s preferred stock, interest on its capital trust pass-through securities and other expenses as needed.

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

	At June 30, 2009	At December 31, 2008
Net loans	$1,580,775	$1,679,340
Deposits	1,854,948	1,603,519
Net loan to deposit ratio	85.2%	104.7%

As of June 30, 2009, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 22.9%, compared to 8.0% at December 31, 2008. The Company’s liquidity ratio increased as a result of an increase in cash and other short-term marketable assets during the first quarter of 2009. Total available on balance sheet liquidity as of June 30, 2009 was $430.0 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available-for-sale securities.

The Company’s net non-core funding dependence ratio was 44.9% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $290 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The net non-core fund dependence ratio was 27.5% assuming this $290 million is stable and core fund sources and certain portions of money market account as volatile. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by long-term assets. All of the ratios were in compliance with internal guidelines as of and for the six months ended June 30, 2009. In addition to the Company’s on balance sheet liquidity, the Company is looking toward the growth of retail core and time deposits, borrowings and brokered deposits to meet its liquidity needs in the future.

At June 30, 2009, the Company had $85.0 million available in federal funds lines, $41.6 million available in FRB Borrower In Custody Program, and $320.1 million in FHLB borrowings totaling $446.7 million of available funding sources. The Company periodically tests these federal funds lines to ensure that they are available during this difficult liquidity market. This total available funding availability does not include the Company’s ability to purchase brokered deposits, which is limited by internal management policy to 30% of total deposits.

	FHLB	FRB	Federal Funds Facility	Total
	(Dollars in thousands)
Total capacity	$487,129	$41,617	$85,000	$613,746
Used	(167,012)	—	—	(167,012)

Available	$320,117	$41,617	$85,000	$446,734

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

The Company’s overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and economic value of equity. Economic value of equity is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Company simulates the effect of instantaneous interest rate changes on net interest income and economic value of equity (“EVE”) on a quarterly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of June 30, 2009 and March 31, 2009, respectively, assuming a parallel shift of 100 to 300 basis points in both directions.

	Net Interest Income (NII)(23)		Economic Value of Equity (EVE)(24)
Change in Interest Rates (In Basis Points)	June 30, 2009 % Change	March 31, 2009 % Change	June 30, 2009 % Change	March 31, 2009 % Change
+300	31.19%	25.98%	-14.05%	-11.48%
+200	18.55%	17.13%	-8.17%	-6.23%
+100	9.21%	8.60%	-3.37%	-2.65%
-100	-0.62%	-0.12%	1.24%	1.03%
-200	1.60%	4.22%	2.34%	2.30%
-300	5.24%	11.14%	3.98%	3.52%

(23)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios

(24)	The percentage change represents economic value of equity of the Company in a stable interest rate environment versus economic value of equity in the various rate scenarios

All interest-earning assets and interest-bearing liabilities are included in the interest rate sensitivity analysis at June 30, 2009 and March 31, 2009, respectively. At June 30, 2009 and March 31, 2009, respectively, our estimated changes in net interest income and economic value of equity were within the ranges established by the Board of Directors.

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

CAPITAL RESOURCES

Shareholders’ equity as of June 30, 2009 was $199.8 million, compared to $214.6 million as of December 31, 2008. The decline was due to the net losses reported during the six months ended June 30, 2009. Historically, the primary sources of capital have been retained earnings and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale.

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

The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company is financially sound and able to support its growth from its retained earnings. Until October 2003, the Company had been reinvesting all of its earnings into its capital in order to support the Company’s continuous growth, and paid only stock rather than cash dividends. Beginning in October 2003 Center Financial commenced a new dividend policy of paying quarterly cash dividends to its shareholders. In accordance with this policy, the Company continued to pay quarterly cash dividends of 5 cents per share in 2008 for a total of $3.3 million.

On March 25, 2009, the Company’s board of directors suspended its quarterly cash dividend of $0.05 from the first quarter of 2009 based on the current adverse economic conditions and the Company’s recent losses. The Company has determined that this is a prudent, safe and sound practice to preserve capital. The Company would be required to obtain the Treasury Department’s approval to reestablish the common stock dividend in the future until it has redeemed the preferred stock issued under TARP Capital Purchase Program.

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

The following table compares the Company’s and Bank’s actual capital ratios at June 30, 2009, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	12.87%	12.21%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	11.59%	10.93%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	9.38%	8.88%	4.00%	5.00%

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on the evaluation, our CEO and CFO have concluded that the previously identified deficiency in internal control over financial reporting relating to the material weakness over the allowance for loan loss process has caused our disclosure controls and procedures to be not effective.

Remediation of Material Weakness

The Company is in the process of actively remediating this material weakness. The Company’s remediation efforts include the following:

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

•

Performing a more frequent loan loss provision analyses than the current quarterly analysis until otherwise decided in the future. Complete analysis as of the month-end prior to the quarter-end will be performed and reviewed by the aforementioned committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the process to remediate the material weakness described above. As a result of these actions, management of the Company anticipates this material weakness will be remediated by the end of the third quarter of 2009.

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

The Company’s annual meeting of shareholders was held on May 27, 2009. A total of 11,972,269 shares were represented in person or by proxy at the meeting, constituting 71.3% of the 16,788,030 issued and outstanding shares entitled to vote at the meeting. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to the Board of Directors’ nominees for directors as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of shareholders.

The directors were elected to one-year term. The votes tabulated were:

	Authority Given	Authority Withheld	Broker Non-Votes
David Z. Hong	9,701,646	2,270,623	0
Jin Chul Jhung	9,712,035	2,260,234	0
Chang Hwi Kim	9,881,373	2,090,896	0
Kevin S. Kim	11,349,370	622,899	0
Peter Y. S. Kim	11,143,607	828,662	0
Sang Hoon Kim	11,294,807	677,462	0
Chung Hyun Lee	9,729,673	2,242,596	0
Jae Whan Yoo	11,322,316	649,953	0

The ratification of the appointment of Grant Thornton, LLP as the Company’s independent registered public accounting firm for 2008 was approved at the meeting of shareholders by the following vote:

For	Against	Abstain	Broker Non-Votes
11,949,958	12,839	9,472	0

The advisory vote on executive compensation was approved at the meeting of shareholders by the following vote:

For	Against	Abstain	Broker Non-Votes
9,815,533	1,830,945	325,791	0

Item 5:	OTHER INFORMATION

Not applicable

Item 6:	EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Amended and Restated Bylaws of Center Financial Corporation[2]

10.1	Employment Agreement between Center Financial Corporation and Jae Whan Yoo effective January 16, 2007[3]

10.2	2006 Stock Incentive Plan[4]

10.3	Lease for Corporate Headquarters Office[5]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[6]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[6]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[6]

10.7	Deferred compensation plan and list of participants[7]

10.8	Split dollar plan and list of participants[7]

10.9	Survivor income plan and list of participants[7]

11	Statement of Computation of Per Share Earnings (included in Note 10 to Interim Consolidated Financial Statements included herein.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[1]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by reference

[2]	Filed as an Exhibit to the Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on May 12, 2006 and incorporated herein by reference

[3]	Filed as an Exhibit to the Form 8-K filed with the Commission on February 1, 2007 and incorporated herein by reference

[4]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference

[5]	Filed as an Exhibit of the same number to the Company’s Registration Statement on Form S-4 filed with the Commission on June 14, 2002 and incorporated herein by reference

[6]	Filed as an Exhibit to the Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference

[7]	Filed as an Exhibit to the Form 10-Q for the quarterly period ended June 30, 2006 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Center Financial Corporation

Date: August 7, 2009	By:	/s/ JAE WHAN YOO
Jae Whan Yoo President & Chief Executive Officer

Date: August 7, 2009	By:	/s/ LONNY D. ROBINSON
Lonny D. Robinson Executive Vice President & Chief Financial Officer