Form 10-Q
period 2009-09-30
CENTER FINANCIAL CORP
filed 2009-11-09
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes  ☐    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 27, 2009 there were 16,800,726 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1:	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

AS OF SEPTEMBER 30 AND DECEMBER 31

	9/30/2009	12/31/2008
	(Dollars in thousands)
ASSETS
Cash and due from banks	$37,369	$45,129
Federal funds sold	217,615	50,435
Money market funds and interest-bearing deposits in other banks	52,039	2,647

Cash and cash equivalents	307,023	98,211
Securities available for sale, at fair value	253,575	173,833
Securities held to maturity, at amortized cost (fair value of $0 as of September 30, 2009 and $8,879 as of December 31, 2008)	—	8,861
Federal Home Loan Bank and Pacific Coast Bankers Bank stock, at cost	15,673	15,673
Loans, net of allowance for loan losses of $63,978 as of September 30, 2009 and $38,172 as of December 31, 2008	1,510,564	1,669,476
Loans held for sale, at the lower of cost or fair value	17,789	9,864
Premises and equipment, net	13,698	14,739
Customers’ liability on acceptances	1,982	4,503
Other real estate owned, net	4,813	—
Accrued interest receivable	7,679	7,477
Deferred income taxes, net	25,669	19,855
Investments in affordable housing partnerships	11,870	12,936
Cash surrender value of life insurance	12,291	11,992
Income tax receivable	11,125	2,327
Goodwill	1,253	1,253
Intangible assets, net	173	213
Other assets	6,665	5,396

Total	$2,201,842	$2,056,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$332,541	$310,154
Interest-bearing	1,477,674	1,293,365

Total deposits	1,810,215	1,603,519
Acceptances outstanding	1,982	4,503
Accrued interest payable	7,108	7,268
Other borrowed funds	147,805	193,021
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	18,456	15,174

Total liabilities	2,004,123	1,842,042
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, par value of $1,000 per share; authorized 10,000,000 shares; issued and outstanding, 55,000 shares as of September 30, 2009 and December 31, 2008, respectively	53,115	52,959
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 16,800,726 shares and 16,789,080 shares (including 10,700 shares and 10,400 shares of nonvested restricted stock) as of September 30, 2009 and December 31, 2008	74,504	74,254
Retained earnings	66,523	85,846
Accumulated other comprehensive income, net of tax	3,577	1,508

Total shareholders’ equity	197,719	214,567

Total	$2,201,842	$2,056,609

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except share and per share data)
Interest and Dividend Income:
Interest and fees on loans	$23,128	$30,574	$72,181	$95,553
Interest on federal funds sold	162	24	310	90
Interest on taxable investment securities	2,380	2,004	6,955	5,613
Interest on tax-advantaged investment securities	2	51	12	151
Dividends on equity stock	33	228	37	653
Money market funds and interest-earning deposits	11	31	56	92

Total interest and dividend income	25,716	32,912	79,551	102,152
Interest Expense:
Interest on deposits	9,031	10,666	27,668	36,860
Interest on borrowed funds	1,736	2,225	5,336	7,130
Interest expense on trust preferred securities	156	259	529	843

Total interest expense	10,923	13,150	33,533	44,833

Net interest income before provision for loan losses	14,793	19,762	46,018	57,319
Provision for loan losses	10,561	2,121	54,847	6,330

Net interest income (loss) after provision for loan losses	4,232	17,641	(8,829)	50,989
Noninterest Income:
Customer service fees	2,008	1,918	6,004	5,644
Fee income from trade finance transactions	543	675	1,679	1,948
Wire transfer fees	275	269	820	822
Gain on sale of loans	—	59	—	1,019
Loan service fees	167	144	626	445
Impairment loss of securities available for sale	—	(7,279)	—	(7,279)
Other income	349	321	1,425	1,091

Total noninterest income	3,342	(3,893)	10,554	3,690
Noninterest Expense:
Salaries and employee benefits	4,671	6,137	13,645	19,182
Occupancy	1,214	1,115	3,644	3,275
Furniture, fixtures, and equipment	713	546	1,757	1,538
Data processing	591	527	1,708	1,626
Legal fees	174	529	824	2,130
Accounting and other professional service fees	425	323	1,187	1,041
Business promotion and advertising	289	469	971	1,424
Stationery and supplies	104	140	318	429
Telecommunications	185	188	506	537
Postage and courier service	79	192	272	584
Security service	269	283	775	851
Regulatory assessment	642	312	2,876	953
KEIC litigation settlement	—	7,700	—	7,700
OREO related expenses	1,152	—	1,305	1
Other operating expenses	1,195	1,229	3,807	3,908

Total noninterest expense	11,703	19,690	33,595	45,179

(Loss) income before income tax (benefit) provision	(4,129)	(5,942)	(31,870)	9,500
Income tax (benefit) provision	(1,605)	(2,783)	(13,834)	3,161

Net (loss) income	(2,524)	(3,159)	(18,036)	6,339
Preferred stock dividends and accretion of preferred stock discount	(742)	—	(2,211)	—

Net (loss) income available to common shareholders	(3,266)	(3,159)	(20,247)	6,339
Other comprehensive income—unrealized gain on securities available for sale, net of income tax expense of $991, $1,075, $2,167 and $100	1,365	1,484	2,991	138

Comprehensive (loss) income	$(1,159)	$(1,675)	$(15,045)	$6,477

(Loss) earnings per common share:
Basic	$(0.19)	$(0.19)	$(1.21)	$0.38
Diluted	(0.19)	(0.19)	(1.21)	0.38
Cash dividends declared per common share	—	0.05	—	0.15
Average common shares outstanding (in thousands):
Basic	16,789	16,577	16,788	16,438
Diluted	16,789	16,577	16,788	16,474

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30

	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$(18,036)	$6,339
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Compensation expenses related to stock options and restricted stock	726	898
Depreciation and amortization	2,931	2,027
Amortization of deferred fees	(589)	(1,224)
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	425	29
Provision for loan losses	54,847	6,330
Impairment loss on available for sale securities	—	7,279
Common stock issuance related to litigation settlement	—	4,000
Net loss on sale of securities available for sale	55	—
Net increase of loans held for sale	(7,925)	(10,713)
Gain on sale of loans	—	(1,019)
Proceeds from sale of loans	12,066	44,091
Deferred tax benefit	(7,981)	(6)
Federal Home Loan Bank stock dividend	—	(636)
(Increase) decrease in accrued interest receivable	(202)	1,225
Net increase in cash surrender value of life insurance policy	(299)	(310)
Increase in income tax receivable	(8,798)	(2,327)
Increase in other assets and servicing assets	(9,891)	(2,159)
Decrease in accrued interest payable	(160)	(5,258)
Increase in accrued expenses and other liabilities	1,403	4,054

Net cash provided by operating activities	18,572	52,620

Cash flows from investing activities:
Purchase of securities available for sale	(124,166)	(81,858)
Proceeds from principal repayment, matured, or called securities available for sale	35,713	44,996
Proceeds from sale of securities available for sale	22,250	3,537
Proceeds from matured, called or principal repayment on securities held to maturity	—	1,660
Redemption of Federal Home Loan Bank and other equity stock	—	1,495
Net decrease (increase) in loans	91,989	(3,270)
Proceeds from sale of loans acquired for investment	—	21,358
Proceeds from recoveries of loans previously charged off	599	311
Purchases of premises and equipment	(454)	(2,567)
Proceeds from sale of other real estate owned	6,000	—
Net decrease in investments in affordable housing partnerships	—	(347)

Net cash provided by (used in) investing activities	31,931	(14,685)

Cash flows from financing activities:
Net increase in deposits	206,696	41,602
Net decrease in other borrowed funds	(45,216)	(92,453)
Proceeds from stock options exercised	46	22
Write-off of previously recognized tax benefit related to compensation expenses	(522)	—
Payment of cash dividend	(2,695)	(2,511)

Net cash provided by (used in) financing activities	158,309	(53,340)

Net increase (decrease) in cash and cash equivalents	208,812	(15,405)
Cash and cash equivalents, beginning of the period	98,211	68,289

Cash and cash equivalents, end of the period	$307,023	$52,884

Supplemental disclosure of cash flow information:
Interest paid	$33,693	$50,091
Income taxes paid	$2,300	$5,642
Supplemental schedule of noncash investing, operating, and financing activities:
Cash dividend accrual for preferred stock	$344	$—
Cash dividend accrual for common stock	$—	$840
Accretion of preferred stock discount	$156	$—
Transfer of loans to other real estate owned	$12,028	$—
Common stock issuance related to litigation settlement	$—	$4,000

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

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank’s headquarters are located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank provides comprehensive financial services for small to medium sized business owners, primarily in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is Southern California including Los Angeles, Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has 19 full-service branch offices, 16 of which are located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all California branches as de novo branches. On April 26, 2004, the Bank completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch, the Bank’s first out-of-state branch, with a focus on the Korean-American market in Chicago. The Bank assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Bank opened two new branches in Federal Way, Washington and Diamond Bar, California in November 2007 and March 2008, respectively. At September 30, 2009, the Bank operates one Loan Production Office (“LPO”) in Seattle. Effective February 17, 2009, the Company closed five LPOs located in Denver, Washington D.C., Atlanta, Dallas, and Northern California.

In December 2003, the Company formed a wholly owned subsidiary, Center Capital Trust I, a Delaware statutory business trust, for the exclusive purpose of issuing and selling trust preferred securities.

Center Financial’s principal source of income is currently dividends from the Bank. Expenses, including but not limited to the payment of dividends to shareholders, if and when declared by the Board of Directors, and the cost of servicing debt, will generally be paid from such payments made to Center Financial by the Bank. The Company’s liabilities include $18.6 million in debt obligations due to Center Capital Trust I, related to capital trust pass-through securities issued by that entity and fixed-rate cumulative perpetual preferred stock for $55.0 million issued to the U.S. Treasury Department.

2. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Center Financial and the Bank. Center Capital Trust I is not consolidated as disclosed in Note 10.

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in Company’s annual report on Form 10-K for the year ended December 31, 2008.

Reclassifications

Reclassifications have been made to the prior year financial statements to conform to the current presentation.

3. SIGNIFICANT ACCOUNTING POLICIES

Accounting policies are fully described in Note 2 to the consolidated financial statements in Center Financial’s Annual Report on Form 10-K for the year ended December 31, 2008 and there have been no material changes noted.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement establishing the FASB Accounting Standards Codification (the “ASC” or “Codification”) as the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification superseded all non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification are now nonauthoritative. The Company adopted this new accounting pronouncement for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the Company’s interim consolidated financial statements taken as a whole.

In April 2009, the FASB issued three related accounting pronouncements intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. In particular, these pronouncements: (1) provide guidelines for making fair value measurements more consistent with the existing accounting principles when the volume and level of activity for the asset or liability have decreased significantly; (2) enhance consistency in financial reporting by increasing the frequency of fair value disclosures and (3) modify existing general standards of accounting for and disclosure of other-than-temporary impairment (“OTTI”) losses for impaired debt securities.

The fair value measurement guidance of these pronouncements reaffirms the need for entities to use judgment in determining if a formerly active market has become inactive and in determining fair values when markets have become inactive. The changes to fair value disclosures relate to financial instruments that are not currently reflected on the balance sheet at fair value. Prior to these pronouncements, fair value disclosures for these instruments were required for annual statements only. These disclosures now are required to be included in interim financial statements. The general standards of accounting for OTTI losses were changed to require the recognition of an OTTI loss in earnings only when an entity (1) intends to sell the debt security; (2) more likely than not will be required to sell the security before recovery of its amortized cost basis or (3) does not expect to recover the entire amortized cost basis of the security. In situations when an entity intends to sell or more likely than not will be required to sell the security, the entire OTTI loss must be recognized in earnings. In all other situations, only the portion of the OTTI losses representing the credit loss must be recognized in earnings, with the remaining portion being recognized in other comprehensive income, net of deferred taxes.

All three pronouncements were effective for interim periods ending after June 15, 2009. The Company adopted the provisions of these pronouncements during the second quarter of 2009 and the disclosure requirements are met as disclosed in Note 6.

In May 2009, the FASB issued an accounting pronouncement establishing general standards of accounting for and disclosure of subsequent events, which are events occurring after the balance sheet date but before the date the financial statements are issued or available to be issued. In particular, the pronouncement requires entities to recognize in the financial statements the effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities may not recognize the impact of subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. This pronouncement also requires entities to disclose the date through which subsequent events have been evaluated. This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted provisions of this pronouncement during the quarter ended June 30, 2009, as disclosed in Note 16.

In June 2009, the FASB issued two related accounting pronouncements changing the accounting principles and disclosures requirements related to securitizations and special-purpose entities. These eliminate the Qualified Special Purpose Entity (“QSPE”) concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. They also require reporting entities to evaluate former QSPE’s for consolidation, changes the approach to determining a Variable Interest Entity (“VIE’s”) primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. These pronouncements are effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies), and for subsequent interim and annual reporting periods. The disclosure requirements must be applied to transfers that occurred before and after its effective date. Early adoption is prohibited. The Company is currently in the process of assessing the impact of these pronouncements on the consolidated financial statements.

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

The Company’s pre-tax stock-based compensation expense for employees and directors was $248,000 and $726,000 ($183,000 and $542,000 after tax effect of non-qualified stock options) for the three and nine months ended September 30, 2009, respectively, as compared to $245,000 and $898,000 ($179,000 and $673,000 after tax effect of non-qualified stock options) for the three and nine months ended September 30, 2008, respectively.

The Company granted 30,000 and 3,000 options with a weighted average grant-date fair value of $2.09 and $3.08 per share for the nine months ended September 30, 2009 and 2008, respectively. The Company granted 5,000 options with a weighted average grant-date fair value of $2.28 per share for the three months ended September 30, 2009. No options were granted during the same periods in 2008.

The fair value of the stock options granted was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Beginning in 2006, the expected life (estimated period of time outstanding) of options granted with a 10-year term was determined using the average of the vesting period and term. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the day of grant, and calculated on a weekly basis.

	Nine Months Ended 9/30/2009	Nine Months Ended 9/30/2008
Risk-free interest rate	1.71% - 3.71%	2.05% - 6.11%
Expected life	3 - 6.5 years	3 - 6.5 years
Expected volatility	14% - 113%	28% - 36%
Expected dividend yield	0.00% - 2.21%	0.00% - 2.42%

These assumptions were utilized in the calculation of the compensation expense noted above. These expenses are the result of previously granted stock options and those awarded during the three and nine months ended September 30, 2009 and 2008, respectively.

A summary of the Company’s stock option activity and related information for the three and nine months ended September 30, 2009 and 2008 is set forth in the following table:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2009	2,174,752	865,651	$16.44
Options granted	(5,000)	5,000	4.30
Options forfeited	14,160	(14,160)	15.27
Options exercised	13,546	(13,546)	3.43

Balance at September 30, 2009	2,197,458	842,945	16.60

Balance at June 30, 2008	2,165,752	878,971	$16.68
Options granted	—	—	—
Options forfeited	24,500	(24,500)	15.42
Options exercised	—	(4,320)	5.00

Balance at September 30, 2008	2,190,252	850,151	16.78

Balance at December 31, 2008	2,190,252	850,151	$16.78
Options granted	(30,000)	30,000	4.71
Options forfeited	23,660	(23,660)	15.52
Options exercised	13,546	(13,546)	3.43

Balance at September 30, 2009	2,197,458	842,945	16.60

Balance at December 31, 2007	2,077,452	967,271	$17.05
Options granted	(3,000)	3,000	11.23
Options forfeited	115,800	(115,800)	19.35
Options exercised	—	(4,320)	5.00

Balance at September 30, 2008	2,190,252	850,151	16.78

The stock options as of September 30, 2009 have been segregated into three ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
	Options Outstanding as of 9/30/2009	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Options Exercisable as of 9/30/2009	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
Range of Exercise Prices
$ 2.23 - $ 8.00	79,745	5.06	$5.13	49,745	2.41	$5.38
$ 8.01 - $ 20.00	559,200	7.10	16.02	326,601	6.66	15.70
$ 20.01 - $ 25.10	204,000	6.99	22.69	125,767	6.92	22.75

	842,945	6.88	16.60	502,113	6.30	16.44

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2009 was $0. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $3.82 as of September 30, 2009 and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised during the three and nine months ended September 30, 2009 was $7,000 while there were no exercised options during the same periods in 2008. The number of options that were not vested as of September 30, 2009 and December 31, 2008 was 340,832 and 509,865, respectively.

As of September 30, 2009, the Company had approximately $1.2 million of unrecognized compensation costs related to unvested stock options. The Company expects to recognize these costs over a weighted average period of 2.23 years.

Restricted stock activity under the 2006 Plan as of and changes during the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Nonvested, beginning of period	11,550	$13.93	10,400	$14.72
Granted	—	—	1,150	3.07
Vested	—	—	—	—
Cancelled and forfeited	(850)	15.66	(850)	15.66

Nonvested, at end of period	10,700	14.83	10,700	14.83

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Nonvested, beginning of period	10,200	$15.35	8,850	$16.92
Granted	—	—	2,100	9.33
Vested	—	—	—	—
Cancelled and forfeited	(300)	12.83	(1,050)	15.81

Nonvested, at end of period	9,900	15.43	9,900	15.43

The Company recorded compensation cost of $5,000 and $15,000, respectively, related to the restricted stock granted under the 2006 Plan for the three and nine months ended September 30, 2009 and $5,000 and $8,000, respectively, for the same periods in 2008. At September 30, 2009, the Company had approximately $53,000 of unrecognized compensation costs related to unvested restricted stock.

6. FAIR VALUE MEASUREMENTS

Fair Values of Financial Instruments

The Company, using available market information and appropriate valuation methodologies available to management at September 30, 2009 and December 31, 2008, has determined the estimated fair value of financial instruments. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Furthermore, fair values do not reflect any premium or discount that may result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$307,023	$307,023	$98,211	$98,211
Securities available for sale	253,575	253,575	173,833	173,833
Securities held to maturity	—	—	8,861	8,879
Loans, net	1,528,353	1,524,301	1,679,340	1,687,476
Federal Home Loan Bank and Pacific Coast Bankers Bank stock	15,673	15,673	15,673	15,673
Customers’ liability on acceptances	1,982	1,982	4,503	4,503
Accrued interest receivable	7,679	7,679	7,477	7,477

Liabilities
Deposits	1,810,215	1,783,994	1,603,519	1,599,082
Other borrowed funds	147,805	157,340	193,021	206,579
Acceptances outstanding	1,982	1,982	4,503	4,503
Accrued interest payable	7,108	7,108	7,268	7,268
Long-term subordinated debentures	18,557	13,287	18,557	13,279

Off-balance sheet items
Commitments to extend credit	$182,998	234	$220,094	$282
Standby letters of credit	14,662	220	11,282	169
Commercial letters of credit	18,551	70	21,506	81
Performance bonds	568	8	560	8

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

Loans—Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed rate loans, as well as anticipated repayment schedules. The fair value of adjustable rate loans is based on the estimated discounted cash flows utilizing the discount rates that approximate the pricing of loans collateralized by similar properties or assets. The fair value of nonperforming loans at September 30, 2009 and December 31, 2008 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The estimated fair value is net of allowance for loan losses, deferred loan fees, and deferred gain on SBA loans.

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

Fair Value Measurement—Three Levels

Fair value is measured in accordance with a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

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

The Company owns one collateralized debt obligation (“CDO”) security that is backed by trust preferred securities (“TRUPS”) issued by banks and thrifts. The Company recognized an OTTI impairment during 2008 of $9.9 million to reduce the CDO TRUPS to fair value of $1.1 million. The CDO TRUPS securities market for the past several quarters has been severely impacted by the liquidity crunch and concern over the banking industry. If the weight of the evidence indicates the market is not orderly, a reporting entity shall place little, if any, weight compared with other indications of fair value on that transaction price when estimating fair value or market risk premiums. Factors that were considered to determine whether there has been a significant decrease in the volume and level of activity for the CDO TRUPS securities market when compared with normal activity include:

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

The fair values of securities available for sale are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.

The Company’s Level 3 securities available for sale include one CDO TRUPS security. The fair value of the CDO TRUPS security has traditionally been based on the average of at least two quoted market prices obtained from independent brokers. However, as a result of the global financial crisis and illiquidity in the U.S. markets, the market for these securities has become increasingly inactive since mid-2007. The current broker price for the CDO TRUPS securities is based on forced liquidation or distressed sale values in very inactive markets that may not be representative of the economic value of these securities. As such, the fair value of the CDO TRUPS security has been below cost since the advent of the financial crisis. Additionally, most, if not all, of these broker quotes are nonbinding.

The Company considered whether to place little, if any, weight on transactions that are not orderly when estimating fair value. Although length of time and severity of impairment are among the factors to consider when determining whether a security that is other than temporarily impaired, the CDO TRUPS securities have only exhibited deep declines in value since the credit crisis began. The Company therefore believes that this is an indicator that the decline in price is primarily the result of the lack of liquidity in the market for these securities.

The Company regularly reviews the composition of the investment portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs, and overall interest rate risk profile and strategic goals. On a quarterly basis, the Company evaluates each security in the portfolio with an individual unrealized loss to determine if that loss represents an other-than-temporary impairment.

The Company considers the following factors in evaluating the securities: whether the securities were guaranteed by the U.S. government or its agencies and the securities’ public ratings, if available, and how those two factors affect credit quality and recovery of the full principal balance, the relationship of the unrealized losses to increases in market interest rates, the length of time the securities have had temporary impairment, and the Company’s intent and ability to hold the securities for the time necessary to recover the amortized cost. The Company also considers the payment performance, delinquency history and credit support of the underlying collateral for certain securities in the portfolio.

The Company continues to utilize Moody’s Analytics to compute the fair value of the CDO TRUPS security. Moody’s continues to update their valuation process. During the third quarter, Moody’s made changes to refine and improve the estimate of default probabilities to better align the valuation methodology with industry practices.

In order to determine the appropriate discount rate used in calculating fair values derived from the income method for the CDO TRUPS security, certain assumptions were made using an exit pricing approach related to the implied rate of return which have been adjusted for general change in market rates, estimated changes in credit quality and liquidity risk premium, specific nonperformance and default experience in the collateral underlying the securities.

The Moody’s Analytics Discounted Cash flow Valuation analysis uses 3-month London Inter-Bank Offered Rate (“LIBOR”) + 300 basis points as a discount rate (to reflect illiquidity—the credit component of the discount rate is embedded in the credit analysis). Approximating the appropriate yield premium for the illiquidity of a CDO TRUPS security has proved to be difficult and found it more useful to measure the price impact for this illiquidity discount. The table below illustrates this.

Maturity	Modified Duration	Price impact in percentage for basis point shown
		100 bp	200 bp	300 bp	400 bp
10 yr	8.58	9%	17%	26%	34%
20 yr	14.95	15%	30%	45%	60%
30 yr	19.69	20%	39%	59%	79%

There are three maturity assumptions since the final maturity on the CDO TRUPS securities can be no longer than thirty years but may be less than that as well. From the percentage impact in the 300 basis points column, an illiquidity discount of 300 basis points seems to be sufficient and reasonable based on management’s opinion in consideration of current market conditions. The maturity date on the Company’s CDO TRUPS security is October 3, 2032 and that would put the price impact for illiquidity at a 45% to 59% discount as of September 30, 2009.

The spread over LIBOR does not include a credit spread as the probable credit outlook is included in the underlying cash flows. The spread over LIBOR only reflects a liquidity discount. The discount rate that reflects expectations about future defaults is appropriate if using contractual cash flows of a loan. That same rate is not used if using expected (probability-weighted) cash flows because the expected cash flows already reflect assumptions about future defaults; instead, a discount rate that is commensurate with the risk inherent in the expected cash flows is used.

Loans held for sale

Loans held for sale are required to be measured at the lower of cost or fair value. As of September 30, 2009, the Company has $17.8 million of loans held for sale. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At September 30, 2009, all loans held for sale were recorded at its cost. The Company records loans held for sale as recurring with Level 2 inputs.

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

Other Real Estate Owned (“OREO”)

OREO is recorded at the lower of its carrying value or its fair value less anticipated disposal cost. Fair value of the OREO is determined by appraisals or independent valuation, which is then adjusted for the cost associated with liquidating the property. The Company records OREO as nonrecurring with Level 2 inputs.

Assets measured at fair value at September 30, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
Description	9/30/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value on a recurring basis
U.S. Treasury	$300	$300	$—	$—
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	32,271	—	32,271	—
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	161,257	—	161,257	—
Corporate trust preferred security (CDO TRUPS)	3,028	—	—	3,028
Mutual Funds backed by adjustable rate mortgages	4,597	—	4,597	—
Municipal securities	—	—	—	—
Collateralized mortgage obligations	52,122	—	52,122

Total available-for-sale securities	$253,575	$300	$250,247	$3,028

Assets measured at fair value on a non-recurring basis
Impaired Loans	$143,092	$—	$143,092	$—
OREO	$4,813	$—	$4,813	$—

The following table presents the Company’s reconciliation and statement of operations classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2009.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Beginning Balance as of 6/30/09	Purchases, Issuance and Settlements	Realized Gains or Losses in Earnings (Expenses)	Unrealized Gains or Losses in Other Comprehensive Income*	Ending Balance as of 9/30/09
	(Dollars in thousands)
ASSETS
Available-for-sale securities:
Corporate trust preferred security (CDO TRUPS)	$3,584	$—	$—	$(556)	$3,028

*	Gains or losses included in OCI include CDO TRUPS and other securities available for sale net of income tax.

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

The following table provides information on impaired loans:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Impaired loans with specific reserves	$119,649	$44,001
Impaired loans without specific reserves	23,443	17,429

Total impaired loans	143,092	61,430
Allowance on impaired loans	(24,433)	(12,467)

Net recorded investment in impaired loans	$118,659	$48,963

	For the nine months ended September 30, 2009	For the year ended December 31, 2008
Average total recorded investment in impaired loans	$104,779	$12,293

Interest income recognized on impaired loans	$1,775	$387

Interest income recognized on impaired loans on a cash basis	$1,622	$372

During the first nine months of 2009, a continued decline in the overall economy, increase in unemployment and business failures were major contributors to the increase in impaired loans, along with a continued weakening of the commercial real estate market in Southern California. As of September 30, 2009, impaired loans increased by 143% from December 31, 2008.

The following table sets forth the composition of the allowance for loan losses as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Specific (Impaired loans)	$24,433	$12,467
Formula (non-homogeneous)	39,174	25,122
Homogeneous	371	583

Total allowance for loan losses	$63,978	$38,172

The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that estimates the losses inherent in the loan portfolio. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and to quantifiable external factors including commodity and finished good prices as well as natural disasters

(earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in the Company’s markets and, in addition, risks and concerns related to particular industries. Size and complexity of individual credits, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in its methodology.

The formula allowance attributable to qualitative factors as of September 30, 2009 and December 31, 2008 amounted to $20.0 million and $7.4 million, respectively, while the remaining balances of $19.2 million and $17.7 million were attributable to quantitative factors at respective dates.

The table below summarizes the activity in the Company’s allowance for loan losses for the periods and as of dates indicated:

	As of and For the
	Nine Months Ended September 30, 2009	Year Ended December 31, 2008	Nine Months Ended September 30, 2008
	(Dollars in thousands)
Balances
Average total loans outstanding during the period	$1,661,384	$1,800,972	$1,821,449

Total loans outstanding at end of period	$1,592,331	$1,717,511	$1,755,137

Allowance for Loan Losses:
Balance at beginning of period	$38,172	$20,477	$20,477

Charge-offs:
Real estate
Construction	5,078	402	201
Commercial	7,173	319	319
Commercial	15,305	4,403	3,347
Consumer	1,298	2,040	617
Trade finance	—	1,144	725
SBA	786	581	424

Total charge-offs	29,640	8,889	5,633

Recoveries
Real estate	—	—	—
Commercial	253	128	109
Consumer	299	131	78
Trade finance	1	12	10
SBA	46	135	114

Total recoveries	599	406	311

Net loan charge-offs	29,041	8,483	5,322
Provision for loan losses	54,847	26,178	6,330

Balance at end of period	$63,978	$38,172	$21,485

Ratios:
Net loan charge-offs to average total loans (annualized)	2.33%	0.47%	0.39%
Provision for loan losses to average total loans (annualized)	4.40	1.45	0.46
Allowance for loan losses to gross loans at end of period	4.01	2.22	1.22
Allowance for loan losses to total nonperforming loans	148.8	186.6	256.4
Net loan charge-offs to allowance for loan losses at end of period (annualized)	60.52	22.22	33.03
Net loan charge-offs to provision for loan losses	52.95	32.41	84.08

8. OTHER REAL ESTATE OWNED (OREO)

From time to time, the Company acquires ownership of the collateral properties securing the nonaccrual loans through foreclosure process. The Company records OREO at the lower of its carrying value or its fair value less anticipated disposal costs. The Company had five OREO properties comprised of four commercial properties of $4.7 million and one residential property of $160,000 as of September 30, 2009. The Company disposed of two commercial properties for $6.0 million during the three months ended September 30, 2009.

	Beginning Balance as of 12/31/08	Acquisition	Disposition	Valuation Adjustment	Transfer to Other Receivable	Ending Balance as of 9/30/09
	(Dollars in thousands)
OREO	$—	$11,978	$(6,000)	$(909)	$(256)	$4,813

9. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank of San Francisco (“FHLB”) and the Treasury, Tax, and Loan Investment Program. Other borrowed funds totaled $147.8 million and $193.0 million at September 30, 2009 and December 31, 2008, respectively. Interest expense on other borrowed funds was $5.3 million and $7.1 million for the nine months ended September 30, 2009 and 2008, respectively, reflecting average interest rates of 4.24% and 3.73%, respectively. The increase in the borrowing rate was a result of a decrease in the utilization of overnight borrowings where the rates approximate the Fed Funds rates. The remaining borrowings were term borrowings which had higher rates.

As of September 30, 2009, the Company borrowed $146.9 million from the FHLB with note terms from less than 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at predetermined schedules over the life of the notes. Of the $146.9 million outstanding, $145.0 million is composed of six fixed rate term advances, each with an option to be called by the FHLB after the lockout dates varying from 6 months to 2 years. If market interest rates are higher than the advances’ stated rates at that time, the advances will be called by the FHLB and the Company will be required to repay the FHLB. If market interest rates are lower after the lockout period, then the advances will not be called by the FHLB. If the advances are not called by the FHLB, the maturity dates range from 4 years to 10 years. The Company may repay the advances with a prepayment penalty at any time. If the advances are called by the FHLB, there is no prepayment penalty.

The Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with the FHLB, with a total carrying value of $963.9 million at September 30, 2009 as compared to $1.0 billion at December 31, 2008.

Subject to the right of the FHLB to require early repayment of the borrowings discussed above, FHLB advances outstanding, with an average interest rate of 4.36%, as of September 30, 2009, mature as follows:

(Dollars in thousands)
2009	$87
2010	361
2011	25,381
2012	100,295
2013 and thereafter	20,801

$146,925

Borrowings obtained from the Treasury Tax and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $0.8 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $2.3 million at September 30, 2009, as collateral to participate in the program. The total borrowed amount under the program, outstanding at September 30, 2009 and December 31, 2008 was $793,000 and $408,000, respectively.

10. LONG-TERM SUBORDINATED DEBENTURES

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

Holders of the TP Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at a current rate per annum of 3.36%. Interest rate defined as per annum rate of interest, resets quarterly, equal to LIBOR immediately preceding each interest payment date (January 7, April 7, July 7, and October 7 of each year) plus 2.85%. However, it is anticipated that the Company may need to raise additional capital in order to continue to pay dividends on its TP Securities and its preferred stock issued to the U.S. Treasury Department (the “Treasury Department”) in connection with the TARP Capital Purchase Program, and the Company is in the process of taking steps in this regard.

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

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill. As of September 30, 2009, trust preferred securities comprised 8.60% of the Company’s Tier I capital.

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

11. (LOSS) EARNINGS PER COMMON SHARE

The actual number of shares outstanding at September 30, 2009 was 16,800,726. Basic (loss) earnings per common share are calculated on the basis of weighted average number of common shares outstanding during the period. Diluted (loss) earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Diluted (loss) earnings per common share do not include all potentially dilutive common shares that may result from outstanding stock options and restricted stock awards that may eventually vest. Exercise of options is not assumed if the result would be anti-dilutive such as when a loss from continuing operations is reported.

The following table sets forth the Company’s (loss) earnings per common share calculation for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009			2008
	Net Loss	Average Number of Shares	Per Share Amounts	Net Loss	Average Number of Shares	Per Share Amounts
	(Dollars in thousands, except earnings per share)
Basic (loss) earnings per common share
Net (loss) income	$(2,524)	16,789	$(0.15)	$(3,159)	16,577	$(0.19)
Less : preferred stock dividends and accretion of preferred stock discount	(742)	—	(0.04)	—	—	—

(Loss) income available to common shareholders	(3,266)	16,789	(0.19)	(3,159)	16,577	(0.19)
Effect of dilutive securities:
Stock options and restricted stock awards	—	—	—	—	—	—
Diluted (loss) earnings per common share

(Loss) income available to common shareholders	$(3,266)	16,789	$(0.19)	$(3,159)	16,577	$(0.19)

	Nine Months Ended September 30,
	2009			2008
	Net Loss	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
	(Dollars in thousands, except earnings per share)
Basic (loss) earnings per common share
Net (loss) income	$(18,036)	16,789	$(1.07)	$6,339	16,438	$0.38
Less : preferred stock dividends and accretion of preferred stock discount	(2,211)	—	(0.14)	—	—	—

(Loss) income available to common shareholders	(20,247)	16,789	(1.21)	6,339	16,438	0.38
Effect of dilutive securities:
Stock options and restricted stock awards	—	—	—	—	36	—
Diluted (loss) earnings per common share

(Loss) income available to common shareholders	$(20,247)	16,789	$(1.21)	$6,339	16,474	$0.38

The number of common shares underlying stock options and shares of restricted stock which were outstanding but not included in the calculation of diluted (loss) earnings per common share because they would have had an anti-dilutive effect amounted to approximately 863,000 and 871,000 shares for the three and nine months ended September 30, 2009, and 779,000 and 858,000 shares for the same periods in 2008, respectively.

12. COMMON AND PREFERRED STOCK CASH DIVIDENDS

On March 25, 2009, the Company’s Board of Directors suspended its quarterly common stock cash dividends based on adverse economic conditions and the Company’s recent losses. The Board of Directors determined that this is a prudent, safe and sound practice to preserve capital, and does not expect to resume the payment of cash dividends in the foreseeable future. Unless the preferred stock issued to the Treasury Department in the TARP Capital Purchase Program has been redeemed, the Company will not be permitted to resume paying cash dividends without the consent of the Treasury Department until December 2011.

It is anticipated that the Company may need to raise additional capital in order to continue to pay dividends on its TP Securities and its preferred stock issued to the U.S. Treasury Department (the “Treasury Department”) in connection with the TARP Capital Purchase Program, and the Company is in the process of taking steps in this regard.

The Company paid a preferred stock dividend of approximately $688,000 on August 15, 2009 and accrued for the preferred stock dividends of approximately $344,000 at September 30, 2009 which will be included in the next payment scheduled on November 15, 2009.

13. GOODWILL AND INTANGIBLES

In April 2004, the Company purchased the Chicago branch of Korea Exchange Bank and recorded goodwill of $1.3 million and a core deposit intangible of $462,000. The Company amortizes premiums on acquired deposits using the straight-line method over 5 to 9 years. The core deposit intangible, net of amortization, was approximately $173,000 and $213,000 at September 30, 2009 and December 31, 2008, respectively. Estimated amortization expense for five succeeding fiscal years is as follows:

(Dollars in thousands)
2009 (remaining three months)	$13
2010	53
2011	53
2012	53
2013	1

$173

14. COMMITMENTS AND CONTINGENCIES

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at September 30, 2009 and December 31, 2008 follows:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Loans	$182,998	$220,094
Standby letters of credit	14,662	11,282
Performance bonds	568	560
Commercial letters of credit	18,551	21,506

Liabilities for losses on outstanding commitments of $227,000 and $263,000 were reported separately in other liabilities at September 30, 2009 and December 31, 2008, respectively.

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

15. POSTRETIREMENT SPLIT-DOLLAR ARRANGEMENT

As of January 1, 2008, the Company recorded the cumulative effect of a change in accounting principle for recognizing a liability for postretirement cost of insurance for endorsement split-dollar life insurance coverage with split-dollar arrangement for employees and non-employee directors in the amount of $1.4 million as a reduction of equity. On a monthly basis, the Company records benefit expense of such insurance coverage. Benefit expense for the three and nine months ended September 30, 2009 amounted to approximately $25,000 and $74,000, respectively, as compared to $21,000 and $64,000, respectively, for the same periods in 2008.

16. PREFERRED STOCK AND COMMON STOCK WARRANTS

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

The Company allocated total proceeds of $55.0 million, based on the relative fair value of preferred stock and common stock warrants, to preferred stock for $52.9 million and common stock warrants for $2.1 million, respectively, on December 12, 2008. The preferred stock discount will be accreted, on an effective yield method, to preferred stock over 10 years.

In determination of the fair value of preferred stock and common stock warrants, certain assumptions were made. The Binomial Lattice model was used with the following assumptions for common stock warrants:

•

Risk-free interest rate: The constant maturities par yield curve based on Treasury yields provided by Federal Reserve, after interpolating the yield curve beyond the maturities provided in the release data, was used to derive a risk-free interest rate curve.

•

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

•

Dividend rate: The Company utilized a constant dividend payment assumption in the model. The $0.05 per share per quarter constant payment is consistent with the Company’s then current policy and Management’s intention.

For preferred stock, the Company used a discount cash flow model to calculate the fair value with the following assumptions:

•

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

17. SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 9, 2009 and determined there were no significant subsequent events through the evaluation date that required disclosure.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the major factors that influenced the Company’s consolidated results of operations for the three and nine months ended September 30, 2009 and 2008 and financial condition as of September 30, 2009 and December 31, 2008. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and with the unaudited consolidated financial statements and notes as set forth in this report.

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

To determine whether a debt security is other-than temporarily impaired, for debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. In instances where a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than temporary impairment need to be recognized in the statement of operations. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

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

Allowance for Loan Losses

Loan losses are charged, and recoveries are credited to the allowance for loan losses. Additions to the allowance are charged to the provision for loan losses. The allowance for loan losses is maintained at a level considered adequate by management to absorb inherent losses in the loan portfolio. The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the loan portfolio, consideration of historical loan loss experience, current economic conditions, and changes in the composition of the loan portfolio, analysis of collateral values, and other pertinent factors. While management uses available information to recognize possible losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additional allowance based on their judgments about information available to them at the time of their examination.

OREO

The Company records the property at the lower of its carrying value or its fair value less anticipated disposal costs. Any write-down of OREO is charged to earnings. The Company may make loans to potential buyers of OREO to facilitate the sale of OREO. In those cases, all loans made to such buyers must be reviewed under the same guidelines as those used for making customary loans, and must conform to the terms and conditions consistent with the Company’s loan policy. Any deviations from this policy must be specifically noted and reported to the appropriate lending authority. The Company follows ASC 360-20, Real Estate Sales, when accounting for loans made to facilitate the sale of OREO. Profit on real estate sales transactions shall not be recognized by the full accrual method until all of the following criteria are met:

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

Deferred Taxes

Deferred income taxes are provided for using an asset and liability approach. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements. As of September 30, 2009, the Company’s deferred tax assets were primarily due to allowance for loans losses and impairment losses on securities available for sale.

Share-based Compensation

Beginning January 1, 2006 as discussed in Note 5 to the interim consolidated financial statements, the Company is required to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment on the date of grant. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, is recognized on a straight-line basis in the consolidated statements of operations over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, is recognized in the consolidated statements of operations on a straight-line basis over the vesting period. In determining the fair value of stock options, the Company uses the Black-Scholes option-pricing model that employs the following assumptions:

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

SUMMARY OF FINANCIAL DATA

Executive Overview

The consolidated net loss was $2.5 million and $18.0 million and consolidated net loss available to common shareholders was $3.3 million and $20.2 million for the three and nine months ended September 30, 2009, or loss of $0.19 and $1.21 per diluted common share, respectively, compared to consolidated net loss of $3.2 million and consolidated net income of $6.3 million or loss of $0.19 and income of $0.38 per diluted common share, all of which was available to common shareholders, during the respective periods in 2008. The following are highlights related to the results during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008:

•

Net interest income before provision for loan losses was $14.8 million and $46.0 million for three and nine months ended September 30, 2009, respectively, as compared to $19.8 million and $57.3 million for the same periods in 2008, respectively. Due to the decrease in market rates and the increase in non-accrual loans, the average yield on loans for the three and nine months ended September 30, 2009 decreased to 5.91% and 5.98% compared to 6.89% and 7.09% for the same periods in 2008, respectively. The average investment portfolio balance for the three and nine months ended September 30, 2009 was $251.9 million and $228.2 million compared to $185.1 million and $176.0 million, respectively, for the same periods in 2008. The average yields on the investment portfolio for the three and nine months ended September 30, 2009 was 3.82% and 4.14% compared to 4.97% and 4.94%, respectively, for the same periods in 2008.

•

Net interest margin for the three and nine months ended September 30, 2009 decreased to 2.85% and 3.04% compared to 4.02% and 3.87% for the same periods of 2008, respectively. Loan yields declined 98 and 111 basis points whereas the cost of deposits declined 67 and 88 basis points for the three and nine months ended September 30, 2009 compared to the same periods in 2008, respectively. Interest income on non-accrual loans amounting to $1.1 million and $2.2 million were not recognized during the three and nine months ended September 30, 2009, respectively. The Company’s ability to increase loan production to better balance the mix of loan and liquidity investments on its balance sheet has been challenging in the past several quarters due to the adverse economic conditions and limited qualified borrowers. The cost of interest-bearing liabilities decreased to 2.56% and 2.77% for the three and nine months ended September 30, 2009 compared to 3.42% and 3.84% for the same periods in 2008, respectively. The Korean-American deposit market has continued to be very competitive in pricing deposits which has increased the Company’s cost of deposits in recent quarters.

•

The provision for loan losses was $10.6 million and $54.8 million for the three and nine months ended September 30, 2009 compared to $2.1 million and $6.3 million, respectively, for the same periods in 2008. The increases were primarily due to an increase in historical loss experience, an increase in the level of nonperforming loans and impaired loans, and the deterioration in the overall economy indicated by the elevated levels of unemployment and business failures affecting the Company’s customers.

•

The Company’s efficiency ratio decreased to 64.6% and 59.4% for the three and nine months ended September 30, 2009, respectively, compared to 85.1% and 66.2% for the same periods in 2008. These enhancements mainly relate to the decrease in litigation settlement expense, OTTI loss, noninterest expenses, salaries and benefits expenses, legal fees and business promotion and advertising expenses offset by the increases in the regulatory assessment expenses and valuation adjustment and carrying costs related to OREO.

•

Return on average assets and return on average equity decreased to (0.45)% and (5.01)%, respectively, for the three months ended September 30, 2009, compared to (0.61)% and (7.59)% during the same period in 2008. Return on average assets and return on average equity decreased to (1.12)% and (11.35)%, respectively, for the nine months ended September 30, 2009, compared to 0.40% and 5.17% during the same period in 2008. Return on average assets and the return on average equity decreased due to the consolidated net loss primarily resulting from the compression of net interest margins, and the increase in the loan loss provision.

The following are important factors in understanding the Company’s financial condition and liquidity:

•

The Company’s gross loans decreased by $126.3 million, or 7.3%, to $1.59 billion at September 30, 2009, as compared to $1.72 billion at December 31, 2008. Net loans and loans held for sale decreased by $151.0 million, or 9.0%, to $1.53 billion at September 30, 2009, as compared to $1.68 billion at December 31, 2008. The decrease in the loan portfolio was mainly the result of the Company’s strategic decision to de-leverage, de-emphasize and limit CRE lending, higher levels of loan pay-offs and charge-offs during the first nine months of 2009 compared to the same period in 2008.

•

Total nonperforming loans increased to $43.0 million as of September 30, 2009 from $20.5 million as of December 31, 2008 and $8.4 million as of September 30, 2008, respectively. The ratio of nonperforming loans to total gross loans increased to 2.70% at September 30, 2009 compared to 1.19% at December 31, 2008. The ratio of allowance for loan losses to total nonperforming loans decreased to 149% at September 30, 2009, as compared to 187% at December 31, 2008 and the ratio of allowance for losses to total gross loans increased to 4.01% at September 30, 2009 compared to 2.22% at December 31, 2008. The Company’s loan portfolio has experienced an overall increase in the migration of loans to non-accrual and impairment status over the past four quarters.

•

Total deposits increased $206.7 million or 12.9% to $1.81 billion at September 30, 2009 compared to $1.60 billion at December 31, 2008. The increases in deposits were mostly due to increases in customer deposits accomplished through the Bank’s recent deposit campaign.

•

As a result of the aforementioned reduction in loan portfolio and the increase in deposits, the ratio of net loans to total deposits decreased to 84.4% at September 30, 2009 as compared to 104.7% at December 31, 2008.

•

The Company suspended its quarterly cash dividend in March 2009 and does not expect to resume the payment of such dividend for the foreseeable future. The Company would be required to obtain the Treasury Department’s approval to reestablish the common stock dividend in the future until it has redeemed the preferred stock issued under TARP Capital Purchase Program.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in the consolidated statements of operations, the Company recorded a consolidated net loss of $2.5 million and $18.0 million for the three and nine months ended September 30, 2009 compared to consolidated net loss of $3.2 million and consolidated net income of $6.3 million for the same periods in 2008, respectively. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield1)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield1)
Assets:
Interest-earning assets:
Loans 2)	$1,553,814	$23,128	5.91%	$1,766,415	$30,574	6.89%
Federal funds sold	254,853	162	0.25	4,387	24	2.18
Investments 3) 4)	251,891	2,426	3.82	185,109	2,314	4.97

Total interest-earning assets 4)	2,060,558	25,716	4.95	1,955,911	32,912	6.69

Noninterest—earning assets:
Cash and due from banks	84,367			49,557
Bank premises and equipment, net	13,975			14,703
Customers’ acceptances outstanding	2,587			3,750
Accrued interest receivables	7,427			7,547
Other assets	62,418			42,872

Total noninterest-earning assets	170,774			118,429

Total assets	$2,231,332			$2,074,340

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$496,907	$2,194	1.75%	$393,830	$2,848	2.88%
Savings	80,529	657	3.24	54,424	481	3.52
Time certificates of deposit over $100,000	597,068	3,979	2.64	688,610	6,286	3.63
Other time certificates of deposit	341,459	2,201	2.56	128,155	1,051	3.26

	1,515,963	9,031	2.36	1,265,019	10,666	3.35
Other borrowed funds	159,775	1,736	4.31	244,059	2,225	3.63
Long-term subordinated debentures	18,557	156	3.34	18,557	259	5.55

Total interest-bearing liabilities	1,694,295	10,923	2.56	1,527,635	13,150	3.42

Noninterest-bearing liabilities:
Demand deposits	322,370			357,145

Total funding liabilities	2,016,665		2.15%	1,884,780		2.78%

Other liabilities	14,611			23,973

Total noninterest-bearing liabilities	336,981			381,118
Shareholders’ equity	200,056			165,587

Total liabilities and shareholders’ equity	$2,231,332			$2,074,340

Net interest income 4)		$14,793			$19,762

Cost of deposits			1.95%			2.62%

Net interest spread 5)			2.39%			3.27%

Net interest margin 6)			2.85%			4.02%

1)	Average rates/yields for these periods have been annualized.

2)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately ($106,000) for the three months ended September 30, 2009 and $328,000 for the same period in 2008. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

3)	Investments include securities available for sale, securities held to maturity, FHLB and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.

4)

Interest income on a tax equivalent basis for tax-advantaged investments was not included in the computation of yields. Such income amounted to $1,000 and $21,000 for the three months ended September 30, 2009 and 2008, respectively.

5)	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

6)	Represents net interest income (before provision for loan losses) as a percentage of average interest-earning assets as adjusted for tax equivalent basis for any tax advantaged income.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield7)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield7)
Assets:
Interest-earning assets:
Loans 8)	$1,614,596	$72,181	5.98%	$1,799,893	$95,553	7.09%
Federal funds sold	180,436	310	0.23	4,627	90	2.60
Investments 9) 10)	228,200	7,060	4.14	175,976	6,509	4.94

Total interest-earning assets 10)	2,023,232	79,551	5.26	1,980,496	102,152	6.89

Noninterest—earning assets:
Cash and due from banks	59,980			58,487
Bank premises and equipment, net	14,366			14,407
Customers’ acceptances outstanding	3,166			4,182
Accrued interest receivables	7,108			7,747
Other assets	54,063			39,775

Total noninterest-earning assets	138,683			124,598

Total assets	$2,161,915			$2,105,094

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$480,777	$6,988	1.94%	$350,219	$8,123	3.10%
Savings	65,254	1,661	3.40	54,228	1,379	3.40
Time certificates of deposit over $100,000	663,781	11,891	2.40	760,854	23,781	4.18
Other time certificates of deposit	222,982	7,128	4.27	120,361	3,577	3.97

	1,432,794	27,668	2.58	1,285,662	36,860	3.83
Other borrowed funds	168,199	5,336	4.24	255,235	7,130	3.73
Long-term subordinated debentures	18,557	529	3.81	18,557	843	6.07

Total interest-bearing liabilities	1,619,550	33,533	2.77	1,559,454	44,833	3.84

Noninterest-bearing liabilities:
Demand deposits	311,058			357,913

Total funding liabilities	1,930,608		2.32%	1,917,367		3.12%

Other liabilities	18,757			24,091

Total noninterest-bearing liabilities	329,815			382,004
Shareholders’ equity	212,550			163,636

Total liabilities and shareholders’ equity	$2,161,915			$2,105,094

Net interest income 10)		$46,018			$57,319

Cost of deposits			2.12%			3.00%

Net interest spread 11)			2.49%			3.05%

Net interest margin 12)			3.04%			3.87%

7)	Average rates/yields for these periods have been annualized.

8)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $589,000 for the nine months ended September 30, 2009 and $1.2 million for the same period in 2008. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

9)	Investments include securities available for sale, securities held to maturity, FHLB and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.

10)

Interest income on a tax equivalent basis for tax-advantaged investments was not included in the computation of yields. Such income amounted to $3,000 and $67,000 for the nine months ended September 30, 2009 and 2008, respectively.

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

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume) and (ii) changes in interest rates (rate):

	Three Months Ended September 30, 2009 vs. 2008 Increase (Decrease) Due to Change In			Nine Months Ended September 30, 2009 vs. 2008 Increase (Decrease) Due to Change In
	Volume	Rate13)	Total	Volume	Rate13)	Total
Earning assets:
Interest income:
Loans 14)	$(3,442)	$(4,004)	$(7,446)	$(9,224)	$(14,148)	$(23,372)
Federal funds sold	177	(39)	138	375	(155)	220
Investments 15)	718	(606)	112	1,728	(1,177)	551

Total earning assets	(2,547)	(4,649)	(7,196)	(7,121)	(15,480)	(22,601)

Interest expense:
Deposits and borrowed funds:
Money market and super NOW accounts	629	(1,283)	(654)	2,464	(3,599)	(1,135)
Savings deposits	215	(38)	177	280	1	281
Time Certificates of deposits	633	(1,791)	(1,158)	524	(8,862)	(8,338)
Other borrowings	(864)	375	(489)	(2,668)	874	(1,794)
Long-term subordinated debentures	—	(103)	(103)	—	(314)	(314)

Total interest-bearing liabilities	613	(2,840)	(2,227)	600	(11,900)	(11,300)

Net interest income before provision for loan losses	$(3,160)	$(1,809)	$(4,969)	$(7,721)	$(3,580)	$(11,301)

13)	Average rates/yields for these periods have been annualized.

14)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately ($106,000) and $589,000, respectively, for the three and nine months ended September 30, 2009 and $328,000 and $1.2 million, respectively, for the same periods in 2008. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

15)

Interest income on a tax equivalent basis for tax-advantaged investments of $1,000 and $21,000 for the three months and $3,000 and $67,000 for the nine months ended September 30, 2009 and 2008, respectively, were not included in the computation of yields.

The Company’s net interest income depends on the yields, volume, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. Total interest and dividend income for the three and nine months ended September 30, 2009 were $25.7 million and $79.6 million compared to $32.9 million and $102.2 million for the same periods in 2008, respectively. The decreases were primarily due to market rate decreases and the reduction in earning assets. Average net loans decreased by $212.6 million or 12.0% and by $185.3 million or 10.3%, respectively, for the three and nine months ended September 30, 2009 compared to the same periods in 2008.

Total interest expense for the three and nine months ended September 30, 2009 decreased by $2.2 million or 16.9% and $11.3 million or 25.2%, respectively, compared to the same periods in 2008. The decreases were primarily due to the decreases in market rates set by the FOMC during the past year. Average interest rates for total interest bearing liabilities decreased to 2.56% and 2.77% for the three and nine months ended September 30, 2009 compared to 3.42% and 3.84% for the same periods in 2008, respectively. Average interest bearing liabilities increased by $166.7 million and $60.1 million, respectively, for the three and nine months ended September 30, 2009 compared to the same periods in 2008.

Net interest income before provision for loan losses was $14.8 million and $46.0 million for the three and nine months ended September 30, 2009 compared to $19.8 million and $57.3 million for the same periods in 2008, respectively. Due to the decrease in market rates and the increase in non-accrual loans, the average yield on loans for the three and nine months ended September 30, 2009 decreased to 5.91% and 5.98% compared to 6.89% and 7.09% for the same periods in 2008, respectively. The average investment portfolio balance for the three and nine months ended September 30, 2009 was $251.9 million and $228.2 million compared to $185.1 million and $176.0 million for the same periods in 2008, respectively. The average yields on the investment portfolio for three and nine months ended September 30, 2009 was 3.82% and 4.14% compared to 4.97% and 4.94% for the same periods in 2008, respectively.

Net interest margin for the three and nine months ended September 30, 2009 decreased to 2.85% and 3.04% compared to 4.02% and 3.87% for the same periods of 2008, respectively. Loan yields declined 98 and 111 basis points whereas the cost of deposits declined 67 and 88 basis points for the three and months ended September 30, 2009 compared to the same periods in 2008, respectively. Interest income on non-accrual loans amounting to $1.1 million and $2.2 million were not recognized during the three and nine months ended September 30, 2009, respectively. The cost of interest-bearing liabilities decreased to 2.56% and 2.77% for the three and nine months ended September 30, 2009 compared to 3.42% and 3.84% for the same periods in 2008, respectively.

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

The provision for loan losses was $10.6 million and $54.8 million for the three and nine months ended September 30, 2009 compared to $2.1 million and $6.3 million for the same periods in 2008, respectively. The increases were primarily due to an increase in historical loss experience, an increase in the level of nonperforming loans, impaired loans and the deterioration in the overall economy indicated by the elevated levels of unemployment and business failures affecting the Company’s customers. Management believes that the $54.8 million loan loss provision for the nine months ended September 30, 2009 or allowance for loan losses of $64.0 million as of September 30, 2009 is adequate.

While management believes that the allowance for loan losses of 4.01% of total loans at September 30, 2009 is adequate at this time, future additions to the allowance will be subject to continuing evaluation of the estimated, inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)				(Dollars in thousands)
Customer service fees	$2,008	60.08%	$1,918	(49.27)%	$6,004	56.89%	$5,644	152.95%
Fee income from trade finance transactions	543	16.25	675	(17.34)	1,679	15.91	1,948	52.79
Wire transfer fees	275	8.23	269	(6.91)	820	7.77	822	22.28
Gain on sale of loans	—	0.00	59	(1.52)	—	0.00	1,019	27.62
Loan service fees	167	5.00	144	(3.70)	626	5.93	445	12.06
Impairment loss of securities available for sale	—	0.00	(7,279)	186.98	—	0.00	(7,279)	(197.26)
Other income	349	10.44	321	(8.25)	1,425	13.50	1,091	29.57

Total noninterest income	$3,342	100.00%	$(3,893)	100.00%	$10,554	100.00%	$3,690	100.00%

As a percentage of average earning assets		0.64%		(0.79)%		0.70%		0.25%

For the three and nine months ended September 30, 2009, noninterest income was $3.3 million and $10.6 million compared to $(3.9) million and $3.7 million for the same periods in 2008, respectively. Noninterest income as a percentage of average earning assets decreased to 0.64% and 0.70% for the three and nine months ended September 30, 2009 from (0.79)% and 0.25%, for the same periods in 2008, respectively. The decrease was related to the reduction of impairment loss of securities available for sale, trade finance transactions fees and gain on sale of loans offset by the increase in customer service fees and other income for the three and nine months ended September 30, 2009 as compared to the same periods in 2008. The primary sources of noninterest income continued to be customer service fees and fee income from trade finance transactions.

Customer service fees for the three and nine months ended September 30, 2009 increased by $90,000 or 4.7% and $360,000 or 6.4%, respectively, as compared to the same periods in 2008. These increases were due primarily to a nominal increase in customer accounts and the increases in fee charges.

Fee income from trade finance transactions for the three and nine months ended September 30, 2009 decreased by $132,000, or 19.6% and $269,000, or 13.8% as compared to the same periods in 2008, respectively. The decreases were due to less international trade activity by the Company’s customers. Several large customers recently paid trade finance loans and in addition the overall weakness in the global economy, specifically the Pacific Rim, has had a negative impact on the Company’s ability to grow fee income from trade finance transactions.

There was no gain on sale of loans for the three and nine months ended September 30, 2009 as compared to $59,000 and $1.0 million during the same periods in 2008, respectively. For the three and nine months ended September 30, 2009, there were no SBA loan sales whereas the Company sold SBA loans of $4.3 million and $42.1 million during the same periods in 2008. The decrease in sales of SBA loans was due to the market illiquidity in the secondary market which also resulted in decline of premiums on the sale of SBA loans over the past year.

Other income increased by $28,000, or 8.7% and $334,000, or 30.6% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. During the first quarter of 2009, the Company entered into a settlement agreement with one of the original defendants in the KEIC litigation and received a settlement payment of $350,000. The Company entered into a settlement with other parties involved in the KEIC litigation during the third quarter of 2008.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)				(Dollars in thousands)
Salaries and employee benefits	$4,671	39.91%	$6,137	31.17%	$13,645	40.62%	$19,182	42.46%
Occupancy	1,214	10.37	1,115	5.66	3,644	10.85	3,275	7.25
Furniture, fixtures, and equipment	713	6.09	546	2.77	1,757	5.23	1,538	3.40
Data processing	591	5.05	527	2.68	1,708	5.08	1,626	3.60
Legal fees	174	1.49	529	2.69	824	2.45	2,130	4.71
Accounting and other professional fees	425	3.63	323	1.64	1,187	3.53	1,041	2.30
Business promotion and advertising	289	2.47	469	2.38	971	2.89	1,424	3.15
Stationery and supplies	104	0.89	140	0.71	318	0.95	429	0.95
Telecommunications	185	1.58	188	0.95	506	1.51	537	1.19
Postage and courier service	79	0.68	192	0.98	272	0.81	584	1.29
Security service	269	2.30	283	1.44	775	2.31	851	1.88
Regulatory assessment	642	5.49	312	1.58	2,876	8.56	953	2.11
KEIC litigation settlement	—	0.00	7,700	39.11	—	0.00	7,700	17.04
OREO related expenses	1,152	9.84	—	0.00	1,305	3.88	1	0.00
Other operating expenses	1,195	10.20	1,229	6.24	3,807	11.32	3,908	8.66

Total noninterest expenses	$11,703	100.00%	$19,690	100.00%	$33,595	100.00%	$45,179	100.00%

As a percentage of average earning assets		2.26%		3.99%		2.22%		3.05%
Efficiency ratio		64.53%		85.06%		59.38%		66.16%

For the three and nine months ended September 30, 2009, noninterest expense decreased by 40.6% and 25.6% to $11.7 million and $33.6 million, respectively, compared to $19.7 million and $45.2 million for the same periods in 2008. The Company incurred KEIC litigation settlement expense of $7.7 million during the third quarter of 2008. In addition, the overall decreases in noninterest expense were primarily attributable to the decreases in salaries and employee benefits, legal fees and business promotion and advertising expenses offset by the increases in the regulatory assessment expenses for the three and nine months ended September 30, 2009 compared to the same periods in 2008, respectively. Noninterest expense as a percentage of average earning assets was 2.26% and 2.22% for the three and nine months ended September 30, 2009, respectively, compared to 3.99% and 3.05% for the same periods in 2008.

The Company’s efficiency ratio decreased to 64.6% and 59.4% for the three and nine months ended September 30, 2009, respectively, compared to 85.1% and 66.2% for the same periods in 2008. These enhancements mainly relate to the decrease in litigation settlement expense, an OTTI loss, noninterest expenses, primarily salaries and benefits expenses, legal fees and business promotion and advertising expenses offset by the increases in the regulatory assessment expenses.

Salaries and benefits expenses decreased by 24.2% and 29.0% to $4.7 million and $13.6 million for the three and nine months ended September 30, 2009, respectively, compared to $6.1 million and $19.2 million for the same periods in 2008. The decreases were primarily due to the reduction of staff during the past year and the elimination of employee bonuses. The number of full time equivalent employees decreased 15.4% from 330 as of September 30, 2008 to 279 as of September 30, 2009.

The Company has been accruing and paying for certain bonuses to its employees at discretion of its Board of Directors including, but not limited to, summer bonus and year-end performance bonus. Throughout 2008, the Company provided bonus accrual at a diminishing rate. In April of 2009, prior to filing of Form 10-Q for the first quarter of 2009, the Board of Directors determined that bonuses will not be paid until the Board decides otherwise to preserve capital in challenging times. Therefore, the then current bonus accrual estimate of $758,000 was adjusted downward, resulting in a reduction in the expense during the quarter. The estimate was provided during the second, third and fourth quarters of 2008 in the amount of $168,000, $530,000 and $60,000, respectively. The bonus accrual amount was expected to be paid during the second quarter of 2009 and third quarter of 2009 based on certain judgmental and performance factors.

Occupancy expenses increased by 8.9% and 11.3% to $1.2 million and $3.6 million for the three and nine months ended September 30, 2009, respectively, compared to $1.1 million and $3.3 million for the same periods in 2008. This increase was due mainly to increased rent expenses resulting from depreciation expenses as a result of facility improvements made during the past year.

Legal fees decreased by 67.1% and 61.3% to $174,000 and $824,000 for the three and nine months ended September 30, 2009, respectively, compared to $529,000 and $2.1 million for the same periods in 2008. The decrease was mainly due to the KEIC litigation and related settlement, which incurred significant legal fees in 2008, reached during the third quarter of 2008.

Accounting and other professional fees increased to $425,000 and $1.2 million for the three and nine months ended September 30, 2009, respectively, compared to $323,000 and $1.0 million for the same periods in 2008. The increase for the three months in 2009 was primarily due to the increase in independent loan review fees and the increase for the nine months in 2009 was primarily due to the increase in audit fees, compared to the respective periods in 2008.

Regulatory assessment expense increased by 105.8% and 201.8% to $642,000 and $2.9 million, respectively, for the three and nine months ended September 30, 2009 compared to $312,000 and $953,000, respectively, for the same periods in 2008. The increase was mainly the result of the overall increase in the FDIC insurance premium in 2009. The Company also paid the one-time special assessment of approximately $1.0 million for the second quarter of 2009.

The Company incurred an OREO valuation adjustment of $0.9 million during the three and nine months ended September 30, 2009 whereas no adjustment existed for the same periods in 2008. The expense incurred related to OREO was $0.2 million and $0.4 million during the three and nine months ended September 30, 2009, respectively, compared to none for the same periods in 2008, respectively.

For the three and nine months ended September 30, 2009, other operating expenses decreased 2.8% and 2.6% to $1.2 million and $3.8 million, respectively, as compared to $1.2 million and $3.9 million for the same periods in 2008. Other operating expenses mainly consist of corporate insurance expenses, correspondent bank charges, director fees and other corporate administrative expenses. The fluctuations were not individually significant for the three and nine months ended September 30, 2009 compared to the same periods in 2008.

The remaining noninterest expenses include such items as furniture, fixture and equipment, data processing, business promotion and advertising, stationery and supplies, telecommunications, postage, courier service, and security service expenses. For the nine months ended September 30, 2009, these noninterest expenses amounted to $6.3 million compared to $7.0 million for the same period in 2008. The decrease was mainly achieved by the decrease in business promotion and advertising expenses and postage and courier services as a result of cost containment efforts.

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

The income tax benefit amounted to $1.6 million and $13.8 million for the three and nine months ended September 30, 2009 representing effective tax rates of (38.9)% and (43.4)% compared to provisions of $2.8 million and $3.2 million for the same periods in 2008 representing effective tax rates of 33.3% and 38.2%, respectively. The primary reasons for the difference from the federal statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax favored investments in low-income housing, municipal obligations, dividend exclusions, treatment of stock-based payments amortization, increase in cash surrender value of bank owned life insurance and California enterprise zone deductions. The Company does not anticipate utilizing the tax credits from investments in the low-income housing projects in 2009, therefore, accumulated tax credits for the nine months ended September 30, 2009 in the amount of $863,000 was deferred as compared to utilized tax credits of $584,000 for the same period in 2008. The Company’s net loss during the nine months ended September 30, 2009 has generated a net operating loss carry back to 2007, which has generated income tax receivable of $8.8 million as of September 30, 2009.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns. The Company’s deferred tax assets were $25.7 million as of September 30, 2009 and $19.9 million as of December 31, 2008. As of September 30, 2009, the Company’s deferred tax assets were primarily due to the allowance for loan losses and impairment losses on securities available for sale.

It is management’s policy to separately disclose any penalties or interest arising from the application of federal or state income taxes. There were no penalties or interest assessed for the nine months ended September 30, 2009.

The Internal Revenue Service (the “IRS”) and the California Franchise Tax Board (the “FTB”) have examined the Company’s consolidated federal income tax returns for tax years up to and including 2003. As of September 30, 2009, the Company was under examination by the IRS for the 2005 tax year, by the FTB for the 2005-2006 tax years, and by State of Illinois for the 2006-2007 tax years. The Company does not anticipate any material changes as a result of the examinations. In addition, the Company does not have any unrecognized tax benefits subject to significant increases or decreases as a result of uncertain tax positions.

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

Short-term Investments

The Company invests its excess available funds from daily operations primarily in overnight Federal (“Fed”) Funds and Money Market Funds. Money Market Funds are composed of mostly government funds and high quality short-term commercial paper. The Company can redeem the funds at any time. As of September 30,

2009 and December 31, 2008, the amounts invested in Fed Funds were $217.6 million and $50.4 million, respectively. The average yield earned on these funds was 0.23% for the nine months ended September 30, 2009 compared to 2.60% for the same period in 2008. In addition to overnight Fed Funds, the Company has invested $20 million in term Fed Funds with terms ranging from 90 to 120 days which has been classified as other loans consistent with the regulatory classification.

Investment Portfolio

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	As of September 30, 2009		As of December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$300	$300	$299	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	31,988	32,271	23,997	24,510
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	156,474	161,257	117,814	119,137
Corporate trust preferred security (CDO TRUPS)	2,708	3,028	1,111	1,111
Mutual Funds backed by adjustable rate mortgages	4,500	4,597	4,500	4,495
Collateralized mortgage obligations	51,433	52,122	23,511	24,280

Total available for sale	$247,403	$253,575	$171,232	$173,833

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$—	$—	$3,852	$3,861
Municipal securities	—	—	5,009	5,018

Total held to maturity	$—	$—	$8,861	$8,879

Total investment securities	$247,403	$253,575	$180,093	$182,712

The Company strives to maintain an investment portfolio with an adequate mix of fixed-rate and adjustable-rate securities with relatively short maturities to minimize overall interest rate risk. The Company’s investment securities portfolio consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise debt securities, mortgage-backed securities, corporate debt, and U.S. Government sponsored enterprise equity securities. The mortgage backed securities and collateralized mortgage obligations (“CMO”) are all agency-guaranteed residential mortgages. The Company regularly models, evaluates and analyzes each agency CMO’s to capture its unique allocation of principal and interest.

The Company owns one collateralized debt obligation (“CDO”) security that is backed by trust preferred securities (“TRUPS”) issued by banks and thrifts. The Company recognized an OTTI impairment during 2008 of $9.9 million to reduce the CDO TRUPS to fair value of $1.1 million. The CDO TRUPS securities market for the past several quarters has been severely impacted by the liquidity crunch and concern over the banking industry. If the weight of the evidence indicates the market is not orderly, a reporting entity shall place little, if any, weight compared with other indications of fair value on that transaction price when estimating fair value or market risk premiums. Factors that were considered to determine whether there has been a significant decrease in the volume and level of activity for the CDO TRUPS securities market when compared with normal activity include:

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

The fair values of securities available for sale are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or prices obtained from independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, the Company has reviewed the methodologies used to develop the resulting fair values.

The Company’s Level 3 securities available for sale include one CDO TRUPS security. The fair value of the CDO TRUPS security has traditionally been based on the average of at least two quoted market prices obtained from independent brokers. However, as a result of the global financial crisis and illiquidity in the U.S. markets, the market for these securities has become increasingly inactive since mid-2007. The current broker price for the CDO TRUPS securities is based on forced liquidation or distressed sale values in very inactive markets that may not be representative of the economic value of these securities. As such, the fair value of the CDO TRUPS security has been below cost since the advent of the financial crisis. Additionally, most, if not all, of these broker quotes are nonbinding.

The Company considered whether to place little, if any, weight on transactions that are not orderly when estimating fair value. Although length of time and severity of impairment are among the factors to consider when determining whether a security that is other than temporarily impaired, the CDO TRUPS securities have only exhibited deep declines in value since the credit crisis began. The Company therefore believes that this is an indicator that the decline in price is primarily the result of the lack of liquidity in the market for these securities.

The Company regularly reviews the composition of the investment portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs, and overall interest rate risk profile and strategic goals. On a quarterly basis, the Company evaluates each security in the portfolio with an individual unrealized loss to determine if that loss represents an other-than-temporary impairment.

The Company considers the following factors in evaluating the securities: whether the securities were guaranteed by the U.S. government or its agencies and the securities’ public ratings, if available, and how those two factors affect credit quality and recovery of the full principal balance, the relationship of the unrealized losses to increases in market interest rates, the length of time the securities have had temporary impairment, and the Company’s intent and ability to hold the securities for the time necessary to recover the amortized cost. The Company also considers the payment performance, delinquency history and credit support of the underlying collateral for certain securities in the portfolio.

The Company continues to utilize Moody’s Analytics to compute the fair value of the CDO TRUPS security. Moody’s continues to update their valuation process. During the third quarter, Moody’s made changes to refine and improve the estimate of default probabilities to better align the valuation methodology with industry practices.

In order to determine the appropriate discount rate used in calculating fair values derived from the income method for the CDO TRUPS security, certain assumptions were made using an exit pricing approach related to the implied rate of return which have been adjusted for general change in market rates, estimated changes in credit quality and liquidity risk premium, specific nonperformance and default experience in the collateral underlying the securities.

The Moody’s Analytics Discounted Cash flow Valuation analysis uses 3-month London Inter-Bank Offered Rate (“LIBOR”) + 300 basis points as a discount rate (to reflect illiquidity—the credit component of the discount rate is embedded in the credit analysis). Approximating the appropriate yield premium for the illiquidity of a CDO TRUPS security has proved to be difficult and found it more useful to measure the price impact for this illiquidity discount. The table below illustrates this.

Maturity	Modified Duration	Price impact in percentage for basis point shown
		100 bp	200 bp	300 bp	400 bp
10 yr	8.58	9%	17%	26%	34%
20 yr	14.95	15%	30%	45%	60%
30 yr	19.69	20%	39%	59%	79%

There are three maturity assumptions since the final maturity on the CDO TRUPS securities can be no longer than thirty years but may be less than that as well. From the percentage impact in the 300 basis points column, an illiquidity discount of 300 basis points seems to be sufficient and reasonable based on management’s opinion in consideration of current market conditions. The maturity date on the Company’s CDO TRUPS security is October 3, 2032 and that would put the price impact for illiquidity at a 45% to 59% discount as of September 30, 2009.

The spread over LIBOR does not include a credit spread as the probable credit outlook is included in the underlying cash flows. The spread over LIBOR only reflects a liquidity discount. The discount rate that reflects expectations about future defaults is appropriate if using contractual cash flows of a loan. That same rate is not used if using expected (probability-weighted) cash flows because the expected cash flows already reflect assumptions about future defaults; instead, a discount rate that is commensurate with the risk inherent in the expected cash flows should be used.

In addition to the fair value computation of Moody’s Analytics, the Company considers additional factors to determine any OTTI for the CDO TRUPS security including review of trustee reports, monitoring of “break in yield” tests, analysis of current defaults and deferrals and the expectation for future defaults and deferrals. The Company reviews the key financial characteristics for individual issuers (commercial banks or thrifts) in the CDO TRUPS security and tracked issuer participation in the Treasury Department’s Capital Purchase Program (“CPP”). Also, the Company considers capital ratios, leverage ratios, nonperforming loan and nonperforming asset ratios, in addition to the review of changes to the credit ratings. The credit ratings of the Company’s CDO TRUPS security are “Ca” (Moody’s) and “CC” (Fitch) as of September 30, 2009.

The cash flow projection for the purpose of assessing OTTI incorporates certain credit events in the underlying collaterals and prepayment assumptions. The projected issuer default rates are assumed at a rate equivalent to 75 basis points applied annually and have a 15% recovery factor after 2 years from the initial default date. The principal is assumed to be prepaying at 1% annually and at 100% at maturity. There were no changes in the assumptions used in the cash flow analysis during the current quarter from the prior quarter.

The Company did not experience an adverse change in cash flows. Furthermore, the CDO TRUPS security experienced no credit ratings deterioration during the third quarter from the prior quarter. As such, based on all of these factors, the Company determined that there was no OTTI adjustment in the third quarter. The risk of future OTTI will be highly dependent upon the performance of the underlying issuers. The Company does not have the intention to sell and does not believe it will be required to sell the CDO TRUPS security.

As of September 30, 2009, securities available for sale totaled $253.6 million, compared to $173.8 million as of December 31, 2008. Securities available for sale as a percentage of total assets increased to 11.6% as of September 30, 2009 compared to 8.5% at December 31, 2008. Securities held to maturity decreased to $0 as of September 30, 2009, compared to $8.9 million as of December 31, 2008. The Company sold $4.7 million (at book value) of its municipal holdings in the held-to- maturity category and reclassified the remaining $3.8 million (at fair value) to the available-for-sale category during the first quarter of 2009.

The Company sold municipal securities due to concerns about declining credit quality in the municipal securities market and to improve liquidity in the investment portfolio. The investment securities purchased by the Company generally include U.S. agency and government sponsored entities (“GSE”), mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) as well as agency debentures. The Company increased its holdings of Ginnie Mae (“GNMA”) securities during the quarter since GNMA securities are backed by the full faith and credit of the U.S. government and carry a zero risk weight for regulatory capital purposes. Although the investment yields on GNMA securities are generally lower than other comparable “non-GNMA” labeled securities, the Company believes that the purchases of GNMA securities are a prudent risk-reduction strategy.

Available-for-sale securities was 100.0% of the investment portfolio as of September 30, 2009. Available-for-sale and held-to-maturity securities comprised 95.1% and 4.9%, respectively, of the investment portfolio as of December 31, 2008. For the three and nine months ended September 30, 2009, the yields on the average investment portfolio were 3.82% and 4.14%, respectively, as compared to 4.97% and 4.94% for the same periods in 2008.

The following table summarizes, as of September 30, 2009, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	$9,460	4.67%	$23,111	2.31%	$—	—%	$—	—%	$32,571	3.00%
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	17	0.66	2,806	4.70	26,808	4.12	131,626	4.29	161,257	4.27
Corporate trust preferred security (CDO TRUPS)	—	—	—	—	—	—	3,028	12.20	3,028	12.20
Mutual Funds backed by adjustable rate mortgages	4,597	3.70	—	—	—	—	—	—	4,597	3.70
Collateralized mortgage obligations	—	—	—	—	5,826	3.54	46,296	3.69	52,122	3.67

Total available for sale	$14,074	4.35	$25,917	2.57	$32,634	4.02	$180,950	4.27	$253,575	4.07

Held to Maturity (Amortized Cost):
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Municipal securities	—	—	—	—	—	—	—	—	—	—

Total held to maturity	$—	—	$—	—	$—	—	$—	—	$—	—

Total investment securities	$14,074	4.35%	$25,917	2.57%	$32,634	4.02%	$180,950	4.27%	$253,575	4.07%

The following table shows the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009.

	As of September 30, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental and U.S Government sponsored enterprise agencies securities	$—	$—	$—	$—	$—	$—
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	8,384	(49)	1,027	(28)	9,411	(77)
Mutual Funds backed by adjustable rate mortgages	—	—	—	—	—	—
Collateralized mortgage obligations	2,087	(16)	—	—	2,087	(16)
Municipal securities and corporate debt securities	—	—	—	—	—	—

Total	$10,471	$(65)	$1,027	$(28)	$11,498	$(93)

As of September 30, 2009, the Company had a total fair value of $11.5 million of securities, with unrealized losses of $93,000. We believe these unrealized losses are due to a temporary condition, primarily changes in interest rates, and do not reflect a deterioration of credit quality of the issuer. The market value of securities that have been in a continuous loss position for 12 months or more totaled $1.0 million, with unrealized losses of $28,000.

All individual securities that have been in a continuous unrealized loss position at September 30, 2009 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at September 30, 2009. These securities have decreased in value since their purchase dates as market interest rates have changed. However, the Company has the ability, and management intends, to hold these securities until their fair values recover to cost.

Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio, including loans held for sale, as of the dates indicated:

	September 30, 2009		December 31, 2008
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$21,800	1.4%	$61,983	3.6%
Commercial 16)	1,095,858	68.8	1,134,793	66.0
Commercial	290,675	18.2	334,350	19.4
Trade Finance 17)	43,602	2.7	63,479	3.7
SBA 18)	43,969	2.8	37,027	2.2
Other 19)	20,007	1.3	27	0.0
Consumer	77,834	4.9	88,396	5.1

Total Gross Loans	1,593,745	100.0%	1,720,055	100.0%
Less:
Allowance for Loan Losses	63,978		38,172
Deferred Loan Fees	483		1,359
Discount on SBA Loans Retained	931		1,184

Total Net Loans and Loans Held for Sale	$1,528,353		$1,679,340

16)	Real estate commercial loans are loans secured by deeds of trust on real estate.

17)	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.

[1]8)	Balance includes SBA loans held for sale of $17.8 million and $9.9 million, at the lower of cost or fair value, at September 30, 2009 and December 31, 2008, respectively.

19)	Consists of term fed funds sold for maturity of greater than 1 day, transactions in process and overdrafts.

The Company’s gross loans decreased by $126.3 million, or 7.3%, to $1.59 billion at September 30, 2009, as compared to $1.72 billion at December 31, 2008. Net loans and loans held for sale decreased by $151.0 million, or 9.0%, to $1.53 billion at September 30, 2009, as compared to $1.68 billion at December 31, 2008. The decrease in the loan portfolio was mainly the result of the Company’s strategic decision to deleverage and de-emphasize and limit CRE lending, higher levels of loan pay-offs and charge-offs during the first nine months of 2009 compared to the same period in 2008. Net loans and loans held for sale as of September 30, 2009 represented 69.4% of total assets, compared to 81.7% as of December 31, 2008.

The decrease in gross loans is comprised primarily of net decreases in construction real estate loans of $40.2 million or 64.8%, commercial real estate loans of $38.9 million or 3.4%, commercial business loans of $43.7 million or 13.1%, trade finance loans of $19.9 million, or 31.3%, consumer loans of $10.6 million or 11.9% and offset by an increase in SBA loans of $6.9 million or 18.7% and an increase in term Fed Funds loan by $20.0 million in other loans category.

Construction real estate loans decreased to $21.8 million representing 1.4% of total loans as of September 30, 2009 compared to $62.0 million representing 3.6% of total loans as of December 31, 2008.

As of September 30, 2009, commercial real estate loans remained the largest component of the Company’s total loan portfolio. Commercial real estate loans remained at $1.1 billion and represented 68.8% and 66.0% of total loans at September 30, 2009 and December 31, 2008, respectively.

Commercial business loans decreased to $290.7 million as of September 30, 2009 compared to $334.4 million at December 31, 2008. The weak economy has limited the Company’s ability to grow commercial loans.

Trade finance loans decreased to $43.6 million as of September 30, 2009 from $63.5 million at December 31, 2008. This decrease in trade finance loans was mainly due to decreased loan activity in commercial lines related to letters of credit for correspondent banks. Several large customers recently paid down trade finance loans and the overall weakness in the global economy, more specifically the Pacific Rim, has had a negative impact on the Company’s ability to grow this line of business.

As of September 30, 2009, the Company was servicing $121.6 million of sold SBA loans, compared to $131.2 million of sold SBA loans as of December 31, 2008. The Company’s SBA portfolio increased to $44.0 million at September 30, 2009 compared to $37.0 million at December 31, 2008.

The Company has determined it has no reportable foreign credit risk.

Nonperforming Assets

Nonperforming assets are comprised of loans on non-accrual status, Other Real Estate Owned (“OREO”), and Troubled Debt Restructurings (“TDR”) on a non-accrual status. The Company generally places loans on non-accrual status when they become 90 days past due, unless they are both fully secured and in process of collection. OREO consists of real property acquired through foreclosure or similar means that the Company intends to offer for sale.

The Company records OREO at the lower of its carrying value or its fair value less anticipated disposal costs. Any write-down of OREO is charged to earnings. The Company may make loans to potential buyers of OREO to facilitate the sale of OREO. In those cases, all loans made to such buyers must be reviewed under the same guidelines as those used for making customary loans, and must conform to the terms and conditions consistent with the Company’s loan policy. Any deviations from this policy must be specifically noted and reported to the appropriate lending authority. The Company follows ASC 360-20, Real Estate Sales, when accounting for loans made to facilitate the sale of OREO. Profit on real estate sales transactions shall not be recognized by the full accrual method until all of the following criteria are met:

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

At September 30, 2009 the Company held TDR’s of $21.9 million. A TDR is a debt restructuring in which a bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDR’s may include, but are not necessarily limited to:

1.	the transfer from the borrower to the bank of real estate, receivables from third parties, other assets, or an equity interest in the borrower in full or partial satisfaction of the loan;

2.	a modification of the loan terms, such as a reduction of the stated interest rate, principal, or accrued interest or an extension of the maturity date at a stated interest lower than current market rates for new debt with similar risk, or

3.	a combination of the above.

A TDR that has been formally restructured so as to be reasonably assured of repayment and of performance according to its modified terms need not be maintained in a non-accrual or nonperforming status, provided the TDR is supported by a current well documented credit evaluation and positive prospects of repayment under the revised terms. If these conditions can not be met, the Company will classify the TDR as non-accrual or nonperforming.

All TDR’s at September 30, 2009 are impaired, and $17.5 million were non-accrual and are included in the table below by the appropriate category. The remaining $4.4 million of the Company’s TDR’s meet the conditions that qualify these loans as performing at September 30 2009. There were no TDR’s as of December 31, 2008.

The Company’s classification of a loan as non-accrual is an indication that there is reasonable doubt as to the full collectibility of principal or interest on the loan. At this point, the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid. The remaining balance of the loan will be charged off if the loan deteriorates further due to a borrower’s bankruptcy or similar financial problems, unsuccessful collection efforts or a loss classification by regulators and/or internal credit examiners. These loans may or may not be collateralized, but collection efforts are continuously pursued. Subsequent collection of payments will reduce the principal balance of the loan until the collateral is liquidated or the loan is paid.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	September 30, 2009	December 31, 2008	September 30, 2008
	(Dollars in thousands)
Nonperforming loans:
Real estate:
Construction	$5,309	$1,951	$2,152
Commercial	25,167	13,128	—
Commercial	8,236	2,272	1,557
Consumer	909	369	307
Trade Finance	1,196	1,196	2,301
SBA	2,185	1,538	2,061

Total nonperforming loans	43,002	20,454	8,378
OREO	4,813	—	—

Total nonperforming assets	$47,815	$20,454	$8,378

Guaranteed portion of nonperforming loans through SBA	$3,134	$2,110	$2,485

Total nonperforming assets, net of SBA guarantee	$44,681	$18,344	$5,893

Performing TDR’s not included above	$4,400	$—	$—

Nonperforming loans as a percent of total gross loans	2.70%	1.19%	0.48%
Nonperforming assets as a percent of total gross loans and OREO	2.99%	1.19%	0.48%
Allowance for loan losses to nonperforming loans	148.8%	186.6%	256.4%

Total nonperforming loans increased to $43.0 million as of September 30, 2009 from $20.5 million as of December 31, 2008 and $8.4 million as of September 30, 2008, respectively. The increase from December 31, 2008 to September 30, 2009 resulted from the increases in construction real estate loans of $3.4 million, commercial real estate loans of $12.0 million, commercial business loans of $6.0 million, consumer loans of $540,000 and SBA loans of $647,000.

The guaranteed portion of nonperforming loans of $3.1 million consists of $1.9 million of SBA loans with SBA guarantees of up to 85% and $1.2 million of trade finance loans under the Export Working Capital Program (“EWCP”) through which a 90% guarantee is provided by SBA. At September 30, 2009, total nonperforming assets, net of the SBA guaranteed portion, were $44.7 million. Total nonperforming assets were $47.8 million, representing 2.99% of total loans and OREO at September 30, 2009. The increase of nonperforming assets was a result of weakening economic conditions in the Southern California economy and its impact on the Company’s commercial real estate, construction real estate, and commercial business loans. The weakening economy has impacted the Company’s level of nonperforming assets significantly since the fourth quarter of 2008.

Loan impairment

The Company evaluates loan impairment when loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest and principal payments. Impaired loans are measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, alternatively, at the loan’s observable market price or the fair value of the collateral if the loan is collateralized, less costs to sell. Loans are identified for specific allowances from information provided by several sources including asset classification, third party reviews, delinquency reports, periodic updates to financial statements, public records, and industry reports. All loan types are subject to impairment evaluation for a specific allowance once identified as impaired.

The following table provides information on impaired loans:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Impaired loans with specific reserves	$119,649	$44,001
Impaired loans without specific reserves	23,443	17,429

Total impaired loans	143,092	61,430
Allowance on impaired loans	(24,433)	(12,467)

Net recorded investment in impaired loans	$118,659	$48,963

	For the nine months ended September 30, 2009	For the year ended December 31, 2008
Average total recorded investment in impaired loans	$104,779	$12,293

Interest income recognized on impaired loans	$1,775	$387

Interest income recognized on impaired loans on a cash basis	$1,622	$372

During the first nine months of 2009, a decline in the overall economy was a major contributor to the increase in impaired loans, along with a weakening of the commercial real estate market in Southern California. As of September 30, 2009, 130 loans were impaired in the aggregate amount of $143.1 million with specific reserves of $24.4 million or 17.1% of the loan balance. The breakdown by loan category was comprised of commercial real estate loans of $96.5 million with specific reserves of $12.2 million or 12.7% of the loan balance, commercial loans of $35.0 million with specific reserves of $10.5 million or 30.0% of the loan balance, construction real estate loans of $9.7 million with specific reserves of $1.5 million or 15.7% of the loan balance, consumer loans of $1.3 million with specific reserves of $168,000 or 13.0% of the loan balance, and SBA loans of $639,000 with specific reserves of $21,000 or 3.2%. The Company recently started to analyze stress testing of the commercial real estate loan portfolio to evaluate credit weaknesses at loan level on a quarterly basis.

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

The allowance for loan losses reflects management’s judgment of the level of allowance adequate to provide for probable losses inherent in the loan portfolio as of the date of the consolidated statements of financial condition. On a quarterly basis, the Company assesses the overall adequacy of the allowance for loan losses, utilizing a disciplined and systematic approach which includes the application of a specific allowance for identified impaired loans, a formula allowance for identified graded loans and an allocated allowance for large groups of smaller balance homogeneous loans.

Formula Allowance for Identified Graded Loans. Non-homogenous loans such as commercial real estate, construction, commercial business, trade finance and SBA loans that are not subject to the allowance for specifically identified loans discussed above are reviewed individually and subject to a formula allowance. The formula allowance is calculated by applying loss factors to outstanding Pass, Special Mention, Substandard and Doubtful loans. The evaluation of the inherent loss for these loans involves a high degree of uncertainty, subjectivity and judgment because probable loan losses are not identified with a specific loan. In determining the formula allowance, the Company relies on a mathematical formulation that incorporates a six-quarter rolling average of historical losses, which has been adjusted from the twelve quarter analysis used previously. With the recent substantial decline in the Southern California economy and higher unemployment levels, the Company began using the six-quarter rolling average beginning in the fourth quarter of 2008 to better reflect directional consistency in its allowance for loan losses, instead of the twelve-quarter rolling average that the Company had historically applied. As a result, the two most recent quarters were weighted at 65% of the total loss factor as compared to 39% under the calculation used prior to the fourth quarter of 2008. This shortening of the historical period is believed to properly reflect the current market environment including the weakening economy and higher level of unemployment and the loss trends in the loan portfolio. Current quarter losses are measured against previous quarter loan balances to develop the loss factors. Loans risk rated Pass, Special Mention and Substandard for the most recent three quarters are adjusted to an annual basis as follows:

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

The following table sets forth the composition of the allowance for loan losses as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Specific (Impaired loans)	$24,433	$12,467
Formula (non-homogeneous)	39,174	25,122
Homogeneous	371	583

Total allowance for loan losses	$63,978	$38,172

The formula allowance attributable to qualitative factors as of September 30, 2009 and December 31, 2008 amounted to $20.0 million and $7.4 million, respectively, while the remaining balances of $19.2 million and $17.7 million were attributable to quantitative factors at respective dates.

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

	As of and For the
	Nine Months Ended September 30, 2009	Year Ended December 31, 2008	Nine Months Ended September 30, 2008
	(Dollars in thousands)
Balances
Average total loans outstanding during the period 20)	$1,661,384	$1,800,972	$1,821,449

Total loans outstanding at end of period 20)	$1,592,331	$1,717,511	$1,755,137

Allowance for Loan Losses:
Balance at beginning of period	$38,172	$20,477	$20,477

Charge-offs:
Real estate
Construction	5,078	402	201
Commercial	7,173	319	319
Commercial	15,305	4,403	3,347
Consumer	1,298	2,040	617
Trade finance	—	1,144	725
SBA	786	581	424

Total charge-offs	29,640	8,889	5,633

Recoveries
Real estate	—	—	—
Commercial	253	128	109
Consumer	299	131	78
Trade finance	1	12	10
SBA	46	135	114

Total recoveries	599	406	311

Net loan charge-offs	29,041	8,483	5,322
Provision for loan losses	54,847	26,178	6,330

Balance at end of period	$63,978	$38,172	$21,485

Ratios:
Net loan charge-offs to average total loans (annualized)	2.33%	0.47%	0.39%
Provision for loan losses to average total loans (annualized)	4.40	1.45	0.46
Allowance for loan losses to gross loans at end of period	4.01	2.22	1.22
Allowance for loan losses to total nonperforming loans	148.8	186.6	256.4
Net loan charge-offs to allowance for loan losses at end of period (annualized)	60.52	22.22	33.03

20)	Total and average loans are net of deferred loan fees and discount on SBA loans sold.

Based on a quarterly migration and qualitative analysis which evaluates the loan portfolio credit quality, the allowance for loan losses grew to $64.0 million as of September 30, 2009 compared to $38.2 million at December 31, 2008. The Company recorded a provision of $54.8 million for the nine months ended September 30, 2009 compared to $6.3 million for the same period in 2008. For the nine months ended September 30, 2009, the Company recorded net loan charge-offs of $29.0 million, compared to net loan charge-offs of $5.3 million for the same period in 2008.

Loan charge-offs for the nine months ended September 30, 2009 were comprised of commercial business loans at 52%, commercial real estate loans at 24%, construction real estate loans at 17%, consumer loans at 4% and SBA loans at 3% of the total charge-offs. Broken down by industry, real estate development represented 35% of total loan charge-offs, warehouse business lines 25%, hospitality 18%, service business 16% and wholesalers 6%. Charge-offs broken down by the year of loan origination were 2008 at 4%, 2007 at 18%, 2006 at 43%, 2005 at 2% and 2004 and prior at 33%.

The Company is operating in a challenging and uncertain economic environment, including uncertain national and local conditions. Financial institutions continue to be adversely affected by the softening commercial real estate market and the constrained financial markets and have resulted in illiquidity in these markets specific to the Southern California region in which the Company has significant geographic exposure. As a result, continued declines in commercial real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including higher unemployment levels and, increase in small business failures and other factors which could have adverse effects on the Company’s borrowers and as a result of this deterioration in economic conditions especially in Southern California, the Company increased its allowance for loan losses to 4.01% of gross loans at September 30, 2009 compared to 2.22% at December 31, 2008.

Management believes the level of the allowance as of September 30, 2009 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require increased provisions for loan losses in the future.

The ratio of the allowance for loan losses to total nonperforming loans decreased to 149% as of September 30, 2009 compared to 187% as of December 31, 2008. Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. Commercial real estate is the principal collateral for the Company’s loans.

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

The Company’s average interest bearing deposit cost decreased to 2.58% for the nine months ended September 30, 2009, compared to 3.83% for the same period in 2008. This decrease is primarily due to the decreases in short term rates set by the FOMC, which caused the average rates paid on deposits and other liabilities to decrease.

The Company can deter, to some extent, the rate sensitive customers who demand high cost certificates of deposit because of local market competition by using wholesale funding sources. As of September 30, 2009, the Company held brokered deposits in the amount of $307.9 million as compared to $372.2 million as of December 31, 2008. The Company also had certificates of deposit with the State of California in the amount of $115.3 million as of September 30, 2009 and $115.5 million as of December 31, 2008.

Deposits consist of the following as of the dates indicated:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$332,541	$310,154
Money market accounts and NOW	503,006	447,275
Savings	77,698	52,692

	913,245	810,121
Time deposits
Less than $100,000	322,141	312,136
$100,000 or more	574,829	481,262

Total	$1,810,215	$1,603,519

Total deposits increased $206.7 million or 12.9% to $1.81 billion at September 30, 2009 compared to $1.60 billion at December 31, 2008. During the nine months ended September 30, 2009, noninterest-bearing demand deposits increased by $22.4 million, or 7.2%, and represented 18.4% of total deposits at September 30, 2009 compared to 19.3% at December 31, 2008. MMDA and NOW increased by $55.7 million, or 12.5%, representing 27.8% of total deposits at September 30, 2009 from 27.9% at December 31, 2008. Savings account balances also increased by $25.0 million, or 47.5% representing 4.3% of total deposits at September 30, 2009 as compared to 3.3% at December 31, 2008. Time deposits under $100,000 increased by $10.0 million, or 3.2%, and jumbo time deposits, or time deposits greater than or equal to $100,000, increased by $93.6 million, or 19.4%. The increases in deposits were mostly due to increases in customer deposits accomplished through the Bank’s recent deposit campaign.

The following table summarizes the composition of deposits as a percentage of total deposits as of the dates indicated:

	September 30, 2009	December 31, 2008
Demand deposits (noninterest-bearing)	18.4%	19.3%
Money market accounts and NOW	27.8	27.9
Savings	4.2	3.3
Time deposit less than $100,000	17.8	19.5
Time deposit of $100,000 or more	31.8	30.0

Total	100.0%	100.0%

Time deposits by maturity dates are as follows at September 30, 2009:

	$100,000 or Greater	Less Than $100,000	Total
	(Dollars in thousands)
2009	$274,551	$104,629	$379,180
2010	292,213	154,967	447,180
2011	1,670	52,161	53,831
2012	500	10,325	10,825
2013 and thereafter	5,895	59	5,954

Total	$574,829	$322,141	$896,970

Information concerning the average balance and average rates paid on deposits by deposit type for the three and nine months ended September 30, 2009 and 2008 is contained in the tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses FHLB advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowings were $146.9 million and $192.2 million at September 30, 2009 and December 31, 2008, respectively. This decrease was due to matured advances and deposit growth which gave the Company the ability to reduce its borrowings from the FHLB. Notes issued to the U.S. Treasury amounted to $0.8 million as of September 30, 2009 compared to $0.8 million as of December 31, 2008. The total borrowed amount outstanding at September 30, 2009 and December 31, 2008 was $147.8 million and $193.0 million, respectively.

In addition, the issuance of long-term subordinated debentures at the end of 2003 of $18.0 million in “pass-through” trust preferred securities created another source of funding.

Contractual Obligations

The following table presents, as of September 30, 2009, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Remaining 3 months in 2009	2010	2011	2012	2013 & thereafter	Total
	(Dollars in thousands)
Debt obligations 21)	$—	$—	$—	$—	$18,557	$18,557
FHLB advances	87	361	25,381	100,295	20,801	146,925
Deposits	384,389	463,216	63,583	16,394	11,286	938,868
Operating lease obligations	600	2,272	1,483	1,389	3,176	8,920

Total contractual obligations	$385,076	$465,849	$90,447	$118,078	$53,820	$1,113,270

21)	Includes principal payment only and may be redeemed quarterly by the issuer on or after January 7, 2009.

LIQUIDITY AND MARKET RISK/INTEREST RATE RISK MANAGEMENT

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

As a means of augmenting the liquidity sources, the Company has available a combination of borrowing sources comprised of FHLB advances, federal funds lines with various correspondent banks, and access to the wholesale markets. The Company believes these liquidity sources to be stable and adequate. At September 30, 2009, the Company was not aware of any information that was reasonably likely to have a material adverse effect on our liquidity position.

The liquidity of the Company is primarily dependent on the payment of cash dividends by its subsidiary, Center Bank, subject to limitations imposed by the laws of the State of California. The holding company held $9.9 million in liquid funds with Center Bank at September 30, 2009 which can be used to pay dividends on Center Financial’s preferred stock, interest on its capital trust pass-through securities and other expenses as needed.

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

	At September 30, 2009	At December 31, 2008
Net loans	$1,528,353	$1,679,340
Deposits	1,810,215	1,603,519
Net loan to deposit ratio	84.4%	104.7%

As of September 30, 2009, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 20.1%, compared to 8.0% at December 31, 2008. The Company’s liquidity ratio increased as a result of an increase in cash and other short-term marketable assets during the first nine months of 2009. Total available on balance sheet liquidity as of September 30, 2009 was $364.8 million, consisting of cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available-for-sale securities.

The Company’s net non-core funding dependence ratio was 45.2% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $290 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The net non-core fund dependence ratio was 26.8% assuming this $290 million is stable and core fund sources and certain portions of money market account as volatile. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by long-term assets. All of the ratios were in compliance with internal guidelines as of and for the nine months ended September 30, 2009.

At September 30, 2009, the Company had $60.0 million available in federal funds lines, $88.7 million available in FRB Borrower In Custody Program including Discount Window, and $336.1 million in FHLB borrowings totaling $484.8 million of available funding sources. The Company periodically tests these federal funds lines to ensure that they are available during this difficult liquidity market. This total available funding availability does not include the Company’s ability to purchase brokered deposits, which is limited by internal management policy to 30% of total deposits.

	FHLB	FRB	Federal Funds Facility	Total
	(Dollars in Thousands)
Total capacity	$482,980	$88,652	$60,000	$631,632
Used	(146,926)	—	—	(146,926)

Available	$336,054	$88,652	$60,000	$484,706

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

The Company’s overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and economic value of equity. Economic value of equity is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Company simulates the effect of instantaneous interest rate changes on net interest income and economic value of equity (“EVE”) on a quarterly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of September 30, 2009 and June 30, 2009, respectively, assuming a parallel shift of 100 to 300 basis points in both directions.

	Net Interest Income (NII)22)		Economic Value of Equity (EVE)23)
Change in Interest Rates (In Basis Points)	September 30, 2009 % Change	June 30, 2009 % Change	September 30, 2009 % Change	June 30, 2009 % Change
+300	27.40%	31.19%	-13.61%	-14.05%
+200	17.71%	18.55%	-7.35%	-8.17%
+100	9.13%	9.21%	-3.16%	-3.37%
-100	-0.62%	-0.62%	-0.06%	1.24%
-200	2.21%	1.60%	0.84%	2.34%
-300	7.18%	5.24%	1.41%	3.98%

23)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios

24)	The percentage change represents economic value of equity of the Company in a stable interest rate environment versus economic value of equity in the various rate scenarios

All interest-earning assets and interest-bearing liabilities are included in the interest rate sensitivity analysis at September 30, 2009 and June 30, 2009, respectively. At September 30, 2009 and June 30, 2009, respectively, our estimated changes in net interest income and economic value of equity were within the ranges established by the Board of Directors.

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

CAPITAL RESOURCES

Shareholders’ equity as of September 30, 2009 was $197.7 million, compared to $214.6 million as of December 31, 2008. The decline was primarily due to the net losses reported during the nine months ended September 30, 2009. Historically, the primary sources of capital have been retained earnings and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities available for sale.

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

The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company is financially sound and able to support its growth from its retained earnings. Until October 2003, the Company had been reinvesting all of its earnings into its capital in order to support the Company’s continuous growth, and paid only stock rather than cash dividends. Beginning in October 2003 Center Financial commenced a new dividend policy of paying quarterly cash dividends to its shareholders. In accordance with this policy, the Company continued to pay quarterly cash dividends of 5 cents per share for a total of $3.3 million for 2008.

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

It is anticipated that the Company may need to raise additional capital in order to continue to pay dividends on its TP Securities and its preferred stock issued to the U.S. Treasury Department (the “Treasury Department”) in connection with the TARP Capital Purchase Program, and the Company is in the process of taking steps in this regard.

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

The following table compares the Company’s and Bank’s actual capital ratios at September 30, 2009, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	13.42%	12.86%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	12.14%	11.58%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	9.45%	9.03%	4.00%	5.00%

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Management previously disclosed a material weakness in internal control over financial reporting in its annual report on Form 10-K, filed on March 30, 2009 for the year ended December 31, 2008, relating to our internal controls over the review process on historical risk factors to reflect directional consistency in its current loan loss provision.

An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on the evaluation, our CEO and CFO have concluded that the previously identified deficiency in internal control over financial reporting relating to the material weakness over the allowance for loan loss process has caused our disclosure controls and procedures to be not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the process to remediate the material weakness described above. As a result of these actions, management of the Company anticipates this material weakness will be remediated by the end of the fourth quarter of 2009.

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

The following Risk Factors supersede in their entirety those identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Our business has been and may continue to be adversely affected by volatile conditions in the financial markets and deteriorating economic conditions generally. The United States economy has been in a recession since December 2007. Negative developments since the latter half of 2007 in the financial services industry resulted in uncertainty in the financial markets in general and a related economic downturn. Business activity across a wide range of industries and regions is greatly reduced and many local governments and businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly.

Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all other asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further systemic losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with them as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in rates on advances from the Federal Reserve and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008 and early 2009, the U.S. government, the Federal Reserve and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing approximately $250 billion in the equity of banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited for some institutions.

As a result of these financial and economic crises, many lending institutions, including our company, have experienced declines in the performance of their loans, including construction, development and land loans, and unsecured commercial and consumer loans. Total nonperforming loans increased to $43.0 million at September 30, 2009 from $20.5 million at December 31, 2008 and $6.3 million at December 31, 2007, representing 2.70%, 1.19% and 0.35% of total loans owned at September 30, 2009, December 31, 2008 and December 31, 2007, respectively. Total nonperforming assets, net of SBA guarantees, increased to $44.7 million at September 30, 2009 from $18.3 million at December 31, 2008 and $3.9 million at December 31, 2007, representing 2.80%, 1.07% and 0.22% of total gross loans and other real estate owned at September 30, 2009, December 31, 2008 and December 31, 2007, respectively. The Company had nonperforming commercial real estate loans of $25.2 million, $13.1 million and $0 as of September 30, 2009, December 31, 2008 and 2007, and no subprime mortgage loans as of any of those dates.

Moreover, competition among depository institutions for deposits and quality loans has increased. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Financial institution stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years. As a result, there is the potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal or informal enforcement actions or orders. Further, the impact of new legislation in response to those developments may restrict our business operations, including our ability to originate or sell loans, and may adversely impact our financial performance or stock price.

The FDIC and the Federal Reserve Bank of San Francisco (the “FRB”) recently completed their regularly scheduled examinations of the Bank and the Company. Following the receipt of the written reports concerning these examinations, the Bank and the Company expect to enter into informal agreements with the FDIC and the FRB to take steps to further strengthen the Bank and the Company, such as reducing the level of classified assets, increasing capital levels, and requesting prior regulatory approval to pay dividends. We do not expect these steps to change our business strategy in any material respect. However, it is anticipated that the Company may need to raise additional capital in order to continue to pay dividends on its TP Securities and its preferred stock issued to the U.S. Treasury Department (the “Treasury Department”) in connection with the TARP Capital Purchase Program, and the Company is in the process of taking steps in this regard.

In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increased delinquencies and default rates, which could impact our charge-offs and provision for loan losses. A worsening of these conditions would likely exacerbate the already adverse impact on us and others in the financial services industry.

The California economy has been particularly negatively impacted, and the economic decline has been a major factor leading to the significant increase in the Company’s non-performing assets and loan charge-offs. Overall, during the past year, the general business environment and local market conditions have had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, it is expected that our business, financial condition and results of operations will be adversely affected.

Concentrations of real estate loans could subject us to increased risks in the event of a real estate recession or natural disaster. Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate. At September 30, 2009, approximately $1.1 billion or 70.2% of the Company’s loan portfolio and $1.2 billion or 69.6% as of December 31, 2008, were concentrated in commercial real estate and construction loans. Although commercial loans generally provide for higher interest rates and shorter terms than single-family residential loans, such loans generally involve a higher degree of risk, as the ability of borrowers to repay these loans is often dependent upon the profitability of the borrowers’ businesses. During 2008 and 2009, the real estate market in Southern California deteriorated significantly, as evidenced by declining market values, reduced transaction volume, and increased foreclosure rates, and this deterioration resulted in an increase in the level of the Company’s nonperforming loans, particularly commercial real estate loans. Total nonperforming loans $43.0 million at September 30, 2009 from $20.5 million at December 31, 2008 and $6.3 million at December 31, 2007, representing 2.70%, 1.19% and 0.35% of total loans owned at September 30, 2009, December 31, 2008 and December 31, 2007, respectively. Total nonperforming assets, net of SBA guarantees, increased to $44.7 million at September 30, 2009 from $18.3 million at December 31, 2008 and $3.9 million at

December 31, 2007, representing 2.80%, 1.07% and 0.22% of total gross loans and other real estate owned at September 30, 2009, December 31, 2008 and December 31, 2007, respectively. The Company had nonperforming commercial real estate loans of $25.2 million, $13.1 million and $0 as of September 30, 2009, December 31, 2008 and 2007, and no subprime mortgage loans as of any of those dates. If trends in the Company’s market areas continue or worsen, the result will likely be reduced income, increased expenses, and less cash available for lending and other activities, which would have a material impact on the Company’s financial condition and results of operations.

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

In addition, banking regulators have been giving commercial real estate loans greater scrutiny, due to risks relating to the cyclical nature of the real estate market and related risks for lenders with high concentrations of such loans. The regulators have required banks with higher levels of CRE loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, which has resulted in higher allowances for possible loan losses. Expectations for higher capital levels have also materialized.

Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral. In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property.

We may experience loan and lease losses in excess of our allowance for loan and lease losses. We are careful in our loan underwriting process in order to limit the risk that borrowers might fail to repay; nevertheless, losses can and do occur. We create an allowance for estimated loan and lease losses in our accounting records, based on estimates of the following:

•	industry standards;

•	historical loss experience with our loans;

•	evaluation of economic conditions;

•	assessment of risk factors for loans with exposure to the economies of southern California and Pacific Rim countries;

•	regular reviews of the quality mix and size of the overall loan portfolio;

•	a detailed cash flow analysis for non-performing loans;

•	regular reviews of delinquencies; and

•	the quality of the collateral underlying our loans.

We maintain an allowance for loan and lease losses at a level that we believe is adequate to absorb any specifically identified losses as well as any other losses inherent in our loan portfolio. However, changes in economic, operating and other conditions, including changes in interest rates, which are beyond our control, may cause our actual loan losses to exceed our current allowance estimates. If actual losses exceed the amount reserved, it will have a negative impact on our profitability. In addition, the FDIC and the DFI, as part of their supervisory functions, periodically review our allowance for loan and lease losses. Such agencies may require us to increase our provision for loan and lease losses or to recognize further losses, based on their judgments, which may be different from those of our management. Any increase in the allowance required by the FDIC or the DFI could also hurt our business.

All of our lending involves underwriting risks, especially in a competitive lending market. At September 30, 2009, commercial real estate loans and construction loans represented 70.2% of the Company’s total loan portfolio; commercial lines and term loans to businesses represented 18.2% of the Company’s total loan portfolio; and SBA loans represented 2.8% of the Company’s total loan portfolio.

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

We have specific risks associated with Small Business Administration loans. The Company realized $0, $1.0 million and $618,000 in the nine months ended September 30, 2009 and the years ended December 31, 2008, 2007, respectively, in gains recognized on secondary market sales of SBA loans. The Company has regularly sold the guaranteed and unguaranteed portions of these loans in the secondary market in previous years. The Company can provide no assurance that it will be able to continue originating these loans, or that a secondary market will continue to exist for, or that it will continue to realize premiums upon, the sale of the SBA loans.

The federal government presently guarantees approximately 75% of the principal amount of each qualifying SBA loan. The Company can provide no assurance that the federal government will maintain the SBA program, or if it does, that such guaranteed portion will remain at its current funding level. Furthermore, the Company can provide no assurance that it will retain the preferred lender status, which, subject to certain limitations, allows it to approve and fund SBA loans without the necessity of having the loan approved in advance by the SBA, or that if it does, the federal government will not reduce the amount of such loans. The Company believes that the SBA loan portfolio does not involve more than a normal risk of collectibility. However, since the Company has sold some of the guaranteed portions of the SBA loan portfolio, the Company incurs a pro rata credit risk on the non-guaranteed portion of the SBA loans since the Company shares pro rata with the SBA in any recoveries. In the event of default on an SBA loan, pursuit of remedies against a borrower subject to SBA approval, and where the SBA establishes that its loss is attributable to deficiencies in the manner in which the loan application has been prepared and submitted, the SBA may decline to honor its guarantee with respect to the SBA loans or it may seek the recovery of damages from the Company. As of September 30, 2009, SBA loans comprised 3.14% of the Company’s total nonperforming assets compared to 7.5% as of December 31, 2008. These loans are typically 75% guaranteed by the SBA.

We may not be able to continue to attract and retain banking customers, and our efforts to compete may reduce our profitability. Competition in the banking industry in the markets we serve may limit our ability to continue to attract and retain banking customers. The banking business in our current and intended future market areas is highly competitive with respect to virtually all products and services. While our primary market area is generally dominated by a relatively small number of major banks with many offices operating over a wide geographic area, our three main competitors in our niche markets are three Korean-American banks of which two are comparable in size and the third is twice our asset size. These three competitors also focus their business strategies on Korean-American consumers and businesses. Primary competitors in the greater Chicago and Seattle metropolitan areas are also locally owned and operated Korean-American banks and subsidiaries of Korean banks. These competitors have branches located in many of the same neighborhoods as the Company, provide similar types of products and services and use the same Korean language publications and media for their marketing purposes. There is a high level of competition within this specific market. While major banks have not historically focused their marketing efforts on the Korean-American customer base in Southern California, their competitive influence could increase in the future. Such banks have substantially greater lending limits than the Company, offer certain services the Company cannot, and often operate with “economies of scale” that result in lower operating costs than the Company on a per loan or per asset basis.

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

In addition, with recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income. Ultimately, competition can and does increase our cost of funds, reduce loan yields and drive down our net interest margin, thereby reducing profitability. It can also make it more difficult for us to continue to increase the size of our loan portfolio and deposit base, and could cause us to rely more heavily on wholesale borrowings, which are generally more expensive than deposits.

If we are not able to successfully keep pace with technological changes affecting the industry, our business may be negatively impacted. The financial services industry is constantly undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better service clients and reduce costs. Our future success depends, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands, as well as create additional efficiencies within our operations. Some of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients. Failure to successfully keep pace with technological change in the financial services industry could have a material adverse impact on our business and, in turn, on our financial condition and results of operations.

Recently enacted legislation and our participation in the TARP Capital Purchase Program may increase costs and limit our ability to pursue business opportunities. The Emergency Economic Stabilization Act of 2008 (the “EESA”), as augmented by the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”), was intended to stabilize and provide liquidity to the U.S. financial markets. The programs established or to be established under the EESA and the Troubled Asset Relief Program (“TARP”) may result in increased regulation of the industry in general and/or TARP Capital Purchase Program participants in particular. Compliance with such regulations may increase the Company’s costs and limit its ability to pursue business opportunities.

If the Emergency Economic Stabilization Act of 2008 and other recently enacted government programs do not help stabilize the U.S. financial system, our operations could be adversely affected. The Emergency Economic Stabilization Act of 2008 (as augmented by the Stimulus Bill) was intended to stabilize and provide liquidity to the U.S. financial markets. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the TARP Capital Purchase Program. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”). While we did not “opt-out” of the TLGP, we do not currently intend to issue any guaranteed debt thereunder. We did participate in the TARP Capital Purchase Program.

It cannot currently be predicted what impact the EESA and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock.

The EESA and the Stimulus Bill are relatively new legislation and, as such, are subject to change and evolving interpretation. As a result, it is impossible to predict the effects that such changes will have on the effectiveness of the EESA or on our business, financial condition or results of operations.

Our expenses have increased and are likely to continue to increase as a result of increases in FDIC insurance premiums. Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits at any time that the reserve ratio falls below 1.15%. Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio, which fell to 0.40% as of December 31, 2008, and 0.22% as of June 30, 2009. The FDIC currently has seven years to bring the reserve ratio back to the statutory minimum. The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio, and the FDIC has implemented a restoration plan that changes both its risk-based assessment system and its base assessment rates.

In view of the decrease in the deposit insurance fund’s reserves, the FDIC imposed a special assessment equivalent to 5 basis point on assets minus Tier 1 capital as of June 30, 2009. An additional special assessment of up to 5 basis points is possible later in 2009, although it has been proposed in the alternative that banks will instead be required to pre-pay three years’ worth of deposit insurance premiums. The FDIC has also increased regular premium rates, which banks must continue to pay in addition to special assessments. It is generally expected that assessment rates will continue to increase in the near term, due to the significant cost of bank failures in 2008 and the first nine months of 2009 and an increase in the number of troubled banks.

We may be adversely affected by the soundness of other financial institutions. Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when collateral held by us cannot be liquidated at prices sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could adversely affect our business, financial condition or results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition. Liquidity is essential to the Company’s business. An inability to raise funds through traditional deposits, brokered deposits, borrowings, the sale of securities or loans and other sources could have a substantial negative effect on the Company’s liquidity. The Company’s access to funding sources in amounts adequate to finance the Company’s activities or the terms of which are acceptable could be impaired by factors that affect the Company specifically or the financial services industry or economy in general. The Company’s access to liquidity sources could be detrimentally impacted by a decrease in the level of the Company’s business activity as a result of a downturn in the markets in which the Company’s loans are concentrated. The Company’s ability to borrow could also be impaired by more general factors such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

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

The value of securities in our investment portfolio may be negatively affected by continued disruptions in securities markets. The market for some of the investment securities held in the Company’s portfolio has become extremely volatile over the past twelve months. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit, liquidity risks and illiquid markets for certain securities. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on the Company’s net income and capital levels.

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

If our information systems were to experience a system failure or a breach in its network security, our business and reputation could suffer. The Company relies heavily on communications and information systems to conduct its business. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. The Company’s operations are dependent upon its ability to protect its computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. In addition, the Company must be able to protect its computer systems and network infrastructure against physical damage, security breaches and service disruption caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through the Company’s computer systems and network infrastructure. The Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems and with the help of third-party service providers, will continue to implement security technology and monitor and update operational procedures to prevent such damage. However, if such failures, interruptions or security breaches were to occur, they could result in damage to the Company’s reputation, a loss of customer business, increased regulatory scrutiny, or possible exposure to financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

We depend on our executive officers and key personnel to implement our business strategy and could be harmed by the loss of their services. The Company believes that its growth and future success will depend in large part upon the skills of its management team. The competition for qualified personnel in the financial services industry is intense, and the loss of the Company’s key personnel or an inability to continue to attract, retain or motivate key personnel could adversely affect the Company’s business. There can be no assurance that the Company will be able to retain its existing key personnel or to attract additional qualified personnel. The Company’s President and Chief Executive Officer joined the Company in January 2007; its Executive Vice President and Chief Financial Officer joined the Company in an acting capacity in February 2007 and as permanent Chief Financial Officer in April 2007; its Executive Vice President and General Counsel and Chief Risk Officer joined the Company in February 2007; its Senior Vice President and Chief Credit Officer joined the Company in 1991 as Senior Vice President and Manager of the SBA Department, and was promoted to his current position in April 2007; and its Senior Vice President and Chief Operations Officer joined the Company in July 2007. While the President and Chief Executive Officer has a three-year employment agreement for a term beginning in January 2007, his employment may be terminated by him or by the Company at any time. The Compensation Committee of the Board of Directors has recently indicated that they plan to renew the existing employment agreement for the Company’s President and Chief Executive Officer. None of the Company’s other officers have employment agreements.

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

We are subject to extensive regulation that could limit or restrict our activities. The Company operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various federal and state agencies. The Company’s compliance with these regulations is costly and restricts certain of its activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. The Company is also subject to capitalization guidelines established by its regulators, which require the Company to maintain adequate capital to support its growth.

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

We may incur additional costs for environmental clean up. The cost of cleaning up or paying damages or penalties associated with environmental problems could increase the Company’s operating expenses. If a borrower defaults on a loan secured by real property, the Company will often purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. The Company also could be compelled to assume the management responsibilities of commercial properties whose owners have defaulted on their loans. The Company also leases premises for its branch operations and corporate office in locations where environmental problems may exist. Although the Company has lending and facility leasing guidelines intended to identify properties with an unreasonable risk of contamination, hazardous substances may exist on some of these properties. As a result, environmental laws could force the Company to clean up the hazardous waste located on these properties (at the Company’s expense) and cost might exceed their fair market value. Further, even if environmental laws did not hold the Company responsible for the environmental clean up of such properties, it might be difficult or impossible to sell properties until the environmental problems were remediated.

Risks Related to Our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive. The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	acquisitions of other banks or financial institutions, through FDIC-assisted transactions or otherwise;

•	actions by institutional shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	fluctuations in the stock price and operating results of our competitors;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings, or litigation that involve or affect us; and

•	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified above in Item 2—“Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations—Forward-Looking Statements” and elsewhere in this “RISK FACTORS” section. Current levels of market volatility are unprecedented. The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

We will not be able to resume the payment of cash dividends without the approval of the Treasury Department until December 2011 unless the preferred stock issued to the Treasury Department has been redeemed. Center Financial paid quarterly cash dividends of 5 cents per share in each quarter of 2008, and in July and October 2007 and 4 cents per share in January and April 2007 and in each quarter of 2006. On March 25, 2009, the Company’s board of directors suspended its quarterly cash dividends based on adverse economic conditions and a reduction in the Company’s earnings. The board of directors determined that this is a prudent, safe and sound practice to preserve capital, and does not expect to resume the payment of cash dividends in the foreseeable future. Unless the preferred stock issued to the Treasury Department in the TARP Capital Purchase Program has been redeemed, the Company will not be permitted to resume paying cash dividends without the consent of the Treasury Department until December 2011. Once the Company is again permitted to pay cash dividends, the amount of any such dividend will be determined each quarter by our board of directors in its discretion, based on the factors described in the next paragraph. No assurance can be given that future performance will justify the payment of dividends in any particular quarter.

As a bank holding company which currently has no significant assets other than its equity interest in the Bank, Center Financial’s ability to pay dividends depends on the dividends it receives from the Bank. The dividend practice of the Bank depends on its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by its board of directors at that time. Dividends payable to Center Financial by the Bank are restricted under California and federal laws and regulation. Center Financial’s ability to pay dividends is also limited by state corporation law. Moreover, during any period in which Center Financial has deferred payment of interest otherwise due and payable on its subordinated debt securities, or any unpaid dividends on the preferred stock issued to the Treasury Department, we may not make any dividends or distributions with respect to our capital stock. In addition, the Bank and the Company expect to enter into informal agreements with the FDIC and the FRB in the near future to take steps to further strengthen the Bank and the Company, which agreements would include, among other things, a requirement to request prior regulatory approval to pay dividends. It is anticipated that the Company will need to raise additional capital in order to continue to pay dividends on its trust preferred securities and its preferred stock issued to the U.S. Treasury Department in connection with the TARP Capital Purchase Program, and the Company is in the process of taking steps in this regard.

We rely heavily on the payment of dividends from our subsidiary, Center Bank. The ability of Center Financial to meet its debt service requirements and to pay dividends depends on the Bank’s ability to pay dividends to Center Financial, as Center Financial has no other source of significant income. However, the Bank is subject to regulations limiting the amount of dividends it may pay to Center Financial. For example, the payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Deposit Insurance Corporation. All banks and bank holding companies are required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0%, at least one-half of which must be in the form of Tier 1 capital, and a ratio of Tier 1 capital to average adjusted assets of 4.0%. If (i) any of these required ratios are increased; (ii) the total of risk-weighted assets of the Bank increases significantly; and/or (iii) the Bank’s income decreases significantly, the Bank’s Board of Directors may decide or be required to retain a greater portion of the Bank’s earnings to achieve and maintain the required capital or asset ratios. This will reduce the amount of funds available for the payment of dividends by the Bank to Center Financial. Further, in some cases, the Federal Reserve Board could take the position that it has the power to prohibit the Bank from paying dividends if, in its view, such payments would constitute unsafe or unsound banking practices. In addition, the Bank expects to enter into an informal agreement with the FDIC in the near future to take steps to further strengthen the Bank, which agreement would include, among other things, a requirement to request prior approval from the FDIC to pay dividends. The ability of Center Financial to pay dividends is also limited by state corporation law and the California Financial Code. Further, whether dividends are paid and their frequency and amount will depend on the financial condition and performance, and the discretion of the Board of Directors of the Bank. The foregoing restrictions on dividends paid by the Bank may limit Center Financial’s ability to obtain funds from such dividends for its cash needs, including funds for payment of its debt service requirements and operating expenses and for payment of cash dividends to Center Financial’s shareholders.

Our directors and executive officers control a large amount of our stock, and your interests may not always be the same as those of the board and management. As of September 30, 2009 our directors and executive officers together with their affiliates beneficially owned approximately 21% of the Company’s outstanding voting stock (not including vested option shares). As a result, if all of these shareholders were to take a common position, they would be able to significantly affect the election of directors as well as the outcome of most corporate actions requiring shareholder approval, such as the approval of mergers or other business combinations. Such concentration may also have the effect of delaying or preventing a change in control of our company.

In some situations, the interests of our directors and executive officers may be different from the shareholders. However, our board of directors and executive officers has a fiduciary duty to act in the best interest of the shareholders, rather than in their own best interests, when considering a proposed business combination or any of these types of matters.

The holders of our Series A perpetual preferred stock have rights that are senior to those of our common shareholders, and the terms of the preferred stock may adversely affect the value of our common stock. In December 2008, the Company issued and sold $55 million of its Series A perpetual preferred stock to the Treasury Department. The terms of the preferred stock could reduce investment returns to the Company’s common shareholders by restricting dividends, diluting existing shareholders’ ownership interests, and restricting capital management practices. The Company’s board of directors suspended its quarterly cash dividends beginning in the first quarter of 2009, and unless the preferred stock has been redeemed, the Company will not be able to resume paying cash dividends without the consent of the Treasury Department. The Company will also be prohibited paying any dividends on its common stock in the event of any unpaid dividends on the preferred stock. The preferred stock also ranks senior to the Company’s common stock on liquidation. The liquidation amount of the Series A perpetual preferred stock is $1,000 per share.

Also, the preferred stock requires quarterly dividends to be paid at the rate of 5% per annum for the first five years and 9% per annum thereafter until the stock is redeemed by the Company. The payments of these dividends will decrease the excess cash the Company otherwise has available to pay dividends on the Company’s common stock and to use for general corporate purposes, including working capital. Other restrictions on our ability to pay dividends are described in this Risk Factors section above under “We will not be able to resume the payment of cash dividends without the approval of the Treasury Department until December 2011 unless the preferred stock issued to the Treasury Department has been redeemed.” and “We rely heavily on the payment of dividends from our subsidiary, Center Bank.”

The holders of our junior subordinated debentures have rights that are senior to those of the shareholders. As of December 31, 2008, we had $18 million in junior subordinated debentures outstanding that were issued to our statutory trust. The trust purchased the junior subordinated debentures from us using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by the Company to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

The junior subordinated debentures are senior to our shares of common stock and to our Series A perpetual preferred stock. As a result, we must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its common stock or preferred stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the shareholders. If certain conditions are met, we have the right to defer interest payments on the junior subordinated debentures (and the related trust preferred securities) at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period, during which time no dividends may be paid to holders of our common stock or preferred stock.

Additional shares of our preferred stock issued in the future could have dilutive and other effects. Shares of our preferred stock eligible for future issuance and sale could have a dilutive effect on the market for the shares of our common stock. Our Articles of Incorporation authorize us to issue 10,000,000 shares of preferred stock, 55,000 of which are presently outstanding. Although our Board of Directors has no present intent to issue additional shares of preferred stock, such shares could be issued in the future. If such shares of preferred stock are made convertible into shares of common stock, there could be a dilutive effect on the shares of common stock then outstanding. In addition, shares of preferred stock may be provided a preference over holders of common stock upon our liquidation or with respect to the payment of dividends, in respect of voting rights or in the redemption of our common stock. The rights, preferences, privileges and restrictions applicable to any series or preferred stock would be determined by resolution of our Board of Directors.

Provisions in our articles of incorporation may delay or prevent changes in control of our corporation or our management. These provisions make it more difficult for another company to acquire us, which could reduce the market price of our common stock and the price that you receive if you sell your shares in the future. These provisions include the following:

•	no cumulative voting in the election of directors; and

•

The requirement that our Board of Directors consider the potential social and economic effects on our employees, depositors, customers and the communities we serve as well as certain other factors, when evaluating a possible tender offer, merger or other acquisition of the Company.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5:	OTHER INFORMATION

Not applicable

Item 6:	EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Amended and Restated Bylaws of Center Financial Corporation[2]

10.1	Employment Agreement between Center Financial Corporation and Jae Whan Yoo effective January 16, 2007[3]

10.2	2006 Stock Incentive Plan[4]

10.3	Lease for Corporate Headquarters Office[5]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[6]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[6]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[6]

10.7	Deferred compensation plan and list of participants[7]

10.8	Split dollar plan and list of participants[7]

10.9	Survivor income plan and list of participants[7]

11	Statement of Computation of Per Share Earnings (included in Note 11 to Interim Consolidated Financial Statements included herein.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[1]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by reference

[2]	Filed as an Exhibit to the Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on May 12, 2006 and incorporated herein by reference

[3]	Filed as an Exhibit to the Form 8-K filed with the Commission on February 1, 2007 and incorporated herein by reference

[4]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference

[5]	Filed as an Exhibit of the same number to the Company’s Registration Statement on Form S-4 filed with the Commission on June 14, 2002 and incorporated herein by reference

[6]	Filed as an Exhibit to the Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference

[7]	Filed as an Exhibit to the Form 10-Q for the quarterly period ended June 30, 2006 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Center Financial Corporation

Date: November 9, 2009	By:	/s/ JAE WHAN YOO
Jae Whan Yoo President & Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2009	By:	/s/ LONNY D. ROBINSON
Lonny D. Robinson Executive Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)