Form 10-Q/A
period 2009-03-31
CENTER FINANCIAL CORP
filed 2010-01-28
CIK 1174820

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

An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on the evaluation, our CEO and CFO have concluded that the previously identified deficiency in internal control over financial reporting relating to the material weakness over the allowance for loan losses process could cause our disclosure controls and procedures to be not effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Center Financial Corporation

Date: January 28, 2010	By:	/s/ JAE WHAN YOO
Jae Whan Yoo President & Chief Executive Officer

Date: January 28, 2010	By:	/s/ LONNY D. ROBINSON
Lonny D. Robinson Executive Vice President & Chief Financial Officer