Form 10-Q/A
period 2009-03-31
CENTER FINANCIAL CORP
filed 2010-02-04
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-Q/A to our Quarterly Report on form 10-Q for the period ended March 31, 2009 (the “Original Filing”), to correct our disclosure in Item 4: Controls and Procedures as to our evaluation of disclosure controls and procedures. The original disclosure stated that “based on the evaluation, our CEO and CFO have concluded that the previously identified deficiency in internal control over financial reporting could cause our disclosure controls and procedures to be not fully effective at the reasonable assurance level.” As amended, our disclosure both identifies more clearly the identified deficiency and also states definitively that “based on the evaluation, our CEO and CFO have concluded that the previously identified deficiency in internal control over financial reporting relating to the material weakness over the allowance for loan losses process has caused our disclosure controls and procedures to be not effective”. Our previous amendment to this same Item filed on January 28, 2010 (the “First Amended Filing”) was not considered adequate because it incorrectly stated that the deficiency “could cause” rather than “has caused” such controls and procedures to be not effective. In addition, we inadvertently omitted the Explanatory Note to the First Amended Filing.

No other changes have been made to the Original Filing or First Amended Filing, except for the signature block and certification dates, which are dated currently.

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

An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on the evaluation, our CEO and CFO have concluded that the previously identified deficiency in internal control over financial reporting relating to the material weakness over the allowance for loan losses process has caused our disclosure controls and procedures to be not effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Center Financial Corporation

Date: February 4, 2010	By:	/s/ JAE WHAN YOO
Jae Whan Yoo President & Chief Executive Officer

Date: February 4, 2010	By:	/s/ LONNY D. ROBINSON
Lonny D. Robinson Executive Vice President & Chief Financial Officer

4