Form 10-K
period 2009-12-31
CENTER FINANCIAL CORP
filed 2010-03-12
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2009, the aggregate market value of the voting stock held by nonaffiliates of the Registrant computed by reference to the reported closing sale price of $2.52 on such date was $33.6 million. Excluded from this computation are 3,471,780 shares held by all directors and executive officers as a group on that date.

This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of March 11, 2010 was 20,203,735.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

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

PART I

ITEM 1. BUSINESS

GENERAL

Center Financial Corporation

Center Financial Corporation (“Center Financial”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is headquartered in Los Angeles, California. Center Financial was incorporated in April 2000 and acquired all of the outstanding shares of Center Bank (the “Bank”) in October 2002. Center Financial’s principal subsidiary is Center Bank. Center Financial exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries as it may acquire or establish. Currently, Center Financial’s only other direct subsidiary is Center Capital Trust I, a Delaware statutory business trust that was formed in December 2003 solely to facilitate the issuance of capital trust pass-through securities. (See Note 11 to the Financial Statements in Item 8 herein.) As used herein, the term “Center Financial” is used to designate Center Financial Corporation only, the term the “Bank” is used to designate Center Bank, and the term the “Company” refers collectively to Center Financial Corporation, the Bank and Center Capital Trust I, unless the context otherwise requires.

Center Financial’s principal source of income has historically been dividends from the Bank, though payment of such dividends currently requires prior regulatory approval due to (i) an informal agreement entered into with the FDIC and the Department of Financial Institutions (the “DFI”), and (ii) the Bank’s losses in 2009, as a result of which the Bank must obtain prior DFI approval of dividends under the California Financial Code”) (see “Current Developments—Informal Regulatory Agreements” and “Item 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES—Dividends”). Center Financial also intends to explore supplemental sources of income in the future. Expenditures, including (but not limited to) the payment of dividends to shareholders, if and when declared by the board of directors, and the cost of servicing debt, will generally be paid from such payments made to Center Financial by the Bank. The Company’s liabilities include $18.6 million in debt obligations due to Center Capital Trust I, related to capital trust pass-through securities issued by that entity.

At December 31, 2009, the Company had consolidated assets of $2.2 billion, deposits of $1.7 billion and shareholders’ equity of $256.1 million.

The Company’s and the Bank’s headquarters are located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010 and its telephone number is (213) 251-2222. Our Website address is www.centerbank.com. Information contained on the web site is not part of this report.

Center Bank

The Bank is a California state-chartered and Federal Deposit Insurance Corporation (“FDIC”) insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank provides comprehensive financial services for small to medium sized business owners, primarily in Southern California. The Bank specializes in commercial loans, most of which are secured by real property, to small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans. The Bank’s primary market is the greater Los Angeles metropolitan area, including Los Angeles, Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has 19 full-service branch offices, 16 of which are located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all California branches as de novo branches, and one branch in Chicago, Illinois by acquisition in 2004. The Bank opened one new branch in the Seattle area of Washington in November 2007, and one new branch in Diamond Bar, California in March 2008. The Bank also operates one Loan Production Office (“LPO”) in Seattle. Effective February 17, 2009, the Company closed five LPO’s in Denver, Washington D.C., Atlanta, Dallas and Northern California.

The Bank’s primary focus is on small and medium sized Korean-American businesses, professionals and other individuals in its market area, with particular emphasis on the growth of deposits, the origination of commercial and real estate secured loans and consumer banking services. The Bank offers bilingual services to its customers in English and Korean and has a network of ATM’s located in eighteen of its branch offices.

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

The Bank regularly sells a portion of the guaranteed and unguaranteed portion of the SBA loans it originates. The Bank retains the obligation to service the loans and receives a servicing fee. As of December 31, 2009, the Bank was servicing $113.0 million of sold SBA loans.

As of December 31, 2009, the principal areas of focus related to the Bank’s lending activities, and the percentage of total loan portfolio composition for each of these areas, were as follows: commercial loans secured by first deeds of trust on real estate 65.5% and commercial loans 19.2%. The Bank funds its lending activities primarily with demand deposits, savings and time deposits (obtained through its branch network) and Federal

Home Loan Bank (“FHLB”) borrowings. The Bank’s deposit products include demand deposit accounts, money market accounts, and savings accounts, time certificates of deposit and fixed maturity installment savings. The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof. Like most state- chartered banks of the Bank’s size in California, it is not currently a member of the Federal Reserve System. As of December 31, 2009, the Bank had approximately 51,000 deposit accounts with balances totaling approximately $1.75 billion. As of December 31, 2009, the Bank had $352.4 million or 20.2% in non-interest bearing demand deposits; $528.3 million or 30.2% in money market and NOW accounts; $86.6 million or 5.0% in savings accounts; $256.0 million or 14.6% in time deposits less than $100,000; and $524.4 million or 30.0% in time deposits of more than $100,000. As of December 31, 2009, the Bank had $115.0 million of State municipal time deposits and $260.2 million of brokered deposits.

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

The majority of the Bank’s customers are Korean-American small businesses and individuals. Approximately 66.9% of the Bank’s loan portfolio as of December 31, 2009 was concentrated in commercial real estate and construction loans. Most of our customers are concentrated in the greater Los Angeles area but efforts have been made in the last several years to diversify the geographic risk with branches in Chicago and Seattle.

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

Recent Developments

Fourth Quarter Capital Raises

On November 30, 2009, the Company completed a private placement of its common stock to a limited number of accredited investors, including insiders (the “November Private Placement”). The Company issued a total of 3,360,000 shares of its common stock, without par value, for aggregate cash consideration of $12.8 million. The purchase price per share was $4.69 for directors and officers of the Company and $3.71 for other investors. The difference in the purchase price was necessary to comply with NASDAQ Listing Rule 5635(c). The Company intends to seek shareholder approval of the November Private Placement in March 2010 so that all investors in the November Private Placement may be treated equally. If such approval is obtained, 85,045 additional shares would be issued without additional consideration to effectuate this result.

On December 29, 2009, the Company entered into Securities Purchase Agreements with a limited number of institutional and other accredited investors, including insiders, to sell a total of 73,500 shares of Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, Series B, without par value (the “Series B Preferred Stock”) at a price of $1,000 per share, for an aggregate gross purchase price of $73,500,000, which closed on December 31, 2009, and the Company issued an aggregate of 73,500 shares of Series B Preferred Stock upon its receipt of consideration in cash.

The Series B Preferred Stock will automatically convert into a number of shares of Center Financial’s common stock after the Company has received shareholder approval of such conversion at a Special Meeting of Shareholders to be held on March 24, 2010. The conversion ratio for each share of Series B Preferred Stock will be equal to the quotient obtained by dividing the Series B Share Price by the conversion price. The initial conversion price of $3.75 per share is subject to certain possible adjustments in the future under certain circumstances, including failure to obtain shareholder approval for the conversion by May 17, 2010, which will decrease the conversion price by 10%. The Series B Preferred Stock will carry a non-cumulative cash dividend at a per annum rate equal to 12%, payable on June 30 and December 31 of each year, which dividend will not be paid as long as shareholder approval is obtained on or before May 17, 2010. The Series B Preferred Stock is redeemable at the option of the Company after five years on specified terms, and carries a liquidation preference of $1,000 per share, subject to certain adjustments. The Series B Preferred Stock may not be redeemed at the option of the holder. In the event the Company chooses to redeem the Series B Preferred Stock, the holders would be entitled instead to convert their shares into common stock under specified guidelines.

Informal Regulatory Agreements

Effective December 18, 2009, the Bank entered into a memorandum of understanding (“MOU”) with the FDIC and the Department of Financial Institutions (the “DFI”). The MOU is an informal administrative agreement pursuant to which the Bank has agreed to take various actions and comply with certain requirements to facilitate improvement in its financial condition. In accordance with the MOU, the Bank agreed among other things to (a) develop and implement strategic plans to restore profitability; (b) develop a capital plan containing specified elements including achieving by December 31, 2009 and thereafter maintaining a Leverage Capital Ratio of not less than 9% and a Total Risk-Based Capital Ratio of not less than 13%; (c) refrain from paying cash dividends without prior regulatory approval; (d) reduce the amounts of its assets adversely classified or criticized in its most recent FDIC examination or internally graded Special Mention within certain specified time parameters; (e) increase the allowance for loan and lease losses (“ALLL”) by $18.7 million (which was completed in the second quarter of 2009) and thereafter maintain an appropriate ALLL balance; (f) develop and implement certain specified policies and procedures relating to the ALLL, troubled debt restructurings, and non-accrual and impaired loans; (g) develop and implement a plan for reducing concentrations of commercial real estate loans; (h) make certain revisions to the Bank’s liquidity policy concerning “high-rate” deposits and reduce the Net Non-Core Funding Dependency Ratio to less than 40% by December 31, 2010; (i) conduct a complete review of management and staffing and submit written findings to the FDIC and the DFI concerning the same; (j) notify the FDIC and the DFI prior to appointing any new director or senior executive officer; (k) refrain from establishing any new offices without prior regulatory approval; and (l) submit written quarterly progress reports to the FDIC and the DFI detailing the form and manner of any actions taken to secure compliance with the MOU and the results thereof.

On December 9, 2009, the Company entered into an MOU with the Federal Reserve Bank of San Francisco (the “FRB”) pursuant to which the Company agreed, among other things, to (i) take steps to ensure that the Bank complies with the Bank’s MOU; (ii) implement a capital plan addressing specified items and submit the plan to the FRB for approval; (iii) submit annual cash flow projections to the FRB; (iv) refrain from paying cash dividends, receiving cash dividends from the Bank, increasing or guaranteeing debt, redeeming or repurchasing its stock, or issuing any additional trust preferred securities, without prior FRB approval; and (v) submit written quarterly progress reports to the FRB detailing compliance with the MOU.

The MOUs will remain in effect until modified or terminated by the FRB, the FDIC and the DFI. We do not expect the actions called for by the MOUs to change our business strategy in any material respect, although they may have the effect of limiting or delaying the Bank’s or the Company’s ability or plans to expand. The board of directors and management of the Bank and the Company have taken various actions to comply with the MOUs, and will diligently endeavor to take all actions necessary for compliance. Management believes that the Bank and the Company are currently in substantial compliance with the terms of the MOUs, although formal determinations of compliance with the MOUs can only be made by the regulatory authorities. In that regard, the Bank’s Leverage Capital Ratio and Total Risk-Based Capital ratios as of December 31, 2009 were 12.0% and 17.2%, considerably in excess of the required ratios for the Bank.

Recent Accounting Pronouncements

For information regarding the recently issued accounting standards, see Note 2, entitled “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements presented elsewhere herein.

Competition

The current banking business and intended future strategic market areas are highly competitive with respect to virtually all products and services and have become increasingly so in recent years. While the Company’s primary market area is generally dominated by a relatively small number of major banks with many offices operating over a wide geographic area, the Company’s direct competitors in the niche markets are three Korean-American banks of which two are comparable in size and one is twice the Company’s asset size, which also focus their business strategy on Korean-American consumers and businesses. There are also a number of smaller Korean-American community banks that compete in the same market as the Company.

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

Employees

As of December 31, 2009, the Company had 273 full-time equivalent employees and 265 full-time employees as compared to 316 and 311 as of December 31, 2008.

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

Regulation of Center Financial Corporation Generally

Center Financial’s stock is traded on the NASDAQ Global Select Market under the symbol “CLFC”, and as such the Company is subject to NASDAQ rules and regulations including those related to corporate governance. Center Financial is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”), which requires us to file annual, quarterly, current and other reports with the Securities and Exchange Commission (the “SEC”). The Company is also subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in Center Financial’s common stock and short-swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements to Center Financial’s principal shareholders promulgated by the SEC under Section 13 of the Exchange Act. The Company is classified as an “accelerated filer” for purposes of its Exchange Act filing requirements. In addition to accelerated time frames for filing SEC periodic reports, this also means that the Company is subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with regard to documenting, testing, and attesting to internal controls over financial reporting.

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

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government and the policies of the regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

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

The minimum required ratio of qualifying total capital to total risk-weighted assets (“Total Risk-Based Capital Ratio”) is 8.0%, at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets (“Tier 1 Risk-Based Capital Ratio”) is 4.0%. Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the statements of financial condition as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. In addition, pursuant to the Bank’s MOU with the FDIC and the DFI, the Bank is required to maintain a Total Risk-Based Capital Ratio of 13% (see “Recent Developments—Informal Regulatory Agreements” above). As of December 31, 2009 and 2008, Total Risk-Based Capital Ratios and Tier 1 Risk-Based Capital Ratios of the Bank considerably exceeded the required ratios.

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

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate such institutions and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital, net of all intangibles, to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banking institutions must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set, however, higher capital requirements when an institution’s particular circumstances warrant. In addition, pursuant to the Bank’s MOU with the FDIC and the DFI, the Bank is required to maintain a Leverage Capital Ratio of 9% (see “Recent Developments—Informal Regulatory Agreements” above). Both the Company and the Bank were well capitalized as of December 31, 2009, and the Bank’s leverage capital ratio considerably exceeded the required ratio.

On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements that could qualify as Tier I capital would be limited to 25 percent of Tier I capital elements, net of goodwill. As of December 31, 2009, trust preferred securities made up 6.7% of the Company’s Tier I capital.

The following table sets forth Center Financial’s and the Bank’s capital ratios at December 31, 2009 and 2008:

Risk Based Ratios

	2009		2008
	Center Financial Corporation	Center Bank	Center Financial Corporation	Center Bank
Total Capital (to Risk-Weighted Assets)	17.77%	17.22%	13.84%	13.13%
Tier 1 Capital (to Risk-Weighted Assets)	16.50%	15.94%	12.58%	11.87%
Tier 1 Capital (to Average Assets)	12.40%	12.00%	11.28%	10.64%

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

As of December 31, 2009 and 2008, both the Company and the Bank were deemed to be well capitalized for regulatory capital purpose. A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

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

The Emergency Economic Stabilization Act of 2008 and the Troubled Asset Relief Program

In response to unprecedented market turmoil and the financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in October 2008. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) was enacted, which among other things augmented certain provisions of the EESA. Under the EESA, the U.S. Treasury Department has authority, among other things, to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions in the Troubled Asset Relief Program (the “TARP”). The purpose of the TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.

Pursuant to the EESA, the U.S. Treasury Department was initially authorized to use $350 billion for the TARP. Of this amount, the U.S. Treasury Department allocated $250 billion to the TARP Capital Purchase Program (see description below). On January 15, 2009, the second $350 billion of TARP monies was released to the U.S. Treasury Department.

The TARP Capital Purchase Program (“CPP”) was developed to purchase $250 billion in senior preferred stock from qualifying financial institutions, and was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. The amount of the U.S. Treasury Department’s preferred stock a particular qualifying financial could be approved to issue would be not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.

The general terms of the TARP CPP include:

•	dividends on the U.S. Treasury Department’s preferred stock at a rate of five percent for the first five years and nine percent thereafter;

•	common stock dividends cannot be increased for three years while the U.S. Treasury Department is an investor unless preferred stock is redeemed or consent from the Treasury is received;

•

the U.S. Treasury Department’s preferred stock cannot be redeemed for three years unless the participating institution receives the approval of its applicable banking regulator and the U.S. Treasury Department, after demonstrating to those agencies that the participating institution is financially sound without the TARP proceeds;

•	the U.S. Treasury Department must consent to any buyback of other stock (common or other preferred);

•	the U.S. Treasury Department’s preferred stock will have the right to elect two directors if dividends have not been paid for six periods;

•	the U.S. Treasury Department receives warrants equal to 15 percent of the U.S. Treasury Department’s total investment in the participating institution; and

•	the participating institution’s executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation that is tax deductible.

The Company elected to participate in the TARP CPP and in December 2008 issued $55.0 million worth of preferred stock to the U.S. Treasury Department pursuant to this program. See “Capital Resources.”

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

Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Effective January 1, 2007 the FDIC adopted a new risk-based insurance assessment system designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC could adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that ranged from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system resulted in annual assessments on the Bank’s deposits of 5 cents per $100 of domestic deposits. An FDIC credit available to the Bank for prior contributions offset a portion of the assessments for 2007 and was fully utilized in its 2007 second quarter assessment. The Bank’s deposit insurance premiums for 2009 and 2008 were $3.4 million and $1.3 million, respectively.

On October 16, 2008, in response to the problems facing the financial markets and the economy, the Federal Deposit Insurance Corporation published a restoration plan (Restoration Plan) designed to replenish the Deposit Insurance Fund (DIF) such that the reserve ratio would return to 1.15 percent within five years. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by seven basis points, on an annual basis, for the first quarter 2009.

On February 27, 2009, the FDIC concluded that the problems facing the financial services sector and the economy at large constituted extraordinary circumstances and amended the Restoration Plan and extended the time within which the reserve ratio would return to 1.15 percent from five to seven years (Amended Restoration Plan). In May 2009, Congress amended the statutory provision governing establishment and implementation of a Restoration Plan to allow the FDIC eight years to bring the reserve ratio back to 1.15 percent, absent extraordinary circumstances.

On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The Bank paid $1.0 million for its special assessment which was collected in September 30, 2009.

In a final rule issued on September 29, 2009, the FDIC amended the Amended Restoration Plan as follows:

•	The period of the Amended Restoration Plan was extended from seven to eight years.

•	The FDIC announced that it will not impose any further special assessments under the final rule it adopted in May 2009.

•

The FDIC announced plans to maintain assessment rates at their current levels through the end of 2010. The FDIC also immediately adopted a uniform three basis point increase in assessment rates effective January 1, 2011 to ensure that the DIF returns to 1.15 percent within the Amended Restoration Plan period of eight years.

•

The FDIC announced that, at least semi-annually following the adoption of the Amended Restoration Plan, it will update its loss and income projections for the DIF. The FDIC also announced that it may, if necessary, adopt a new rule prior to the end of the eight-year period to increase assessment rates in order to return the reserve ratio to 1.15 percent.

On November 12, 2009, the FDIC adopted a final rule to require insured institutions to prepay their quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009. Our prepaid assessment was $11.4 million.

In addition, banks must pay an amount which fluctuates but is currently 0.285 cents per $100 of insured deposits per quarter, towards the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. These assessments will continue until the Financing Corporation bonds mature in 2019.

The enactment of the EESA (discussed above) temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The limit is permanent for certain retirement accounts including IRAs. For all other deposit accounts the standard deposit insurance limit will return to $100,000 after December 31, 2013. In addition, pursuant to the guarantee program for non-interest bearing transaction deposit accounts under the TLGP in which the Bank has elected to participate, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate-income neighborhoods. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank was last examined for CRA compliance in 2009 and received a “satisfactory” CRA Assessment Rating.

Privacy and Data Security

The Gramm-Leach-Bliley Act (“GLBA”) imposed new requirements on financial institutions with respect to consumer privacy. The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLBA. The statute also directed federal regulators, including the Federal Reserve and the FDIC, to prescribe standards for the security of consumer information. The Company and the Bank are subject to such standards, as well as standards for notifying consumers in the event of a security breach.

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

On November 17, 2009, the Board of Governors of the Federal Reserve System promulgated a rule entitled “Electronic Fund Transfers”, with an effective date of January 19, 2010 and a mandatory compliance date of July 1, 2010. The rule, which applies to all FDIC-regulated institutions, prohibits financial institutions from assessing an overdraft fee for paying automated teller machine (ATM) and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. The rule does not apply to other types of transactions, such as check, automated clearinghouse (ACH) and recurring debit card transactions. Since a small portion of the Company’s service charges on deposits are in the form of overdraft fees on point-of-sale transactions, this would not have a significant adverse impact on our non-interest income. However, the impact ultimately depends on the level of customer opt-in and cannot be predicted with any degree of certainty.

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

The Company has incurred, and expects to continue to incur, certain costs in connection with its compliance with Sarbanes-Oxley, particularly with Section 404 thereof, which requires management to undertake an assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting and requires the Company’s auditors to audit the operating effectiveness of these controls.

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

The Bank believes that the Guidance is applicable to it, as it has a relatively high level concentration in CRE loans. The Bank and its board of directors have discussed the Guidance and believe that the Bank’s underwriting policy, management information systems, independent credit administration process and monthly monitoring of real estate loan concentrations will be sufficient to address the Guidance.

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

Risks Relating to Our Bank and the Banking Business

The Company and the Bank have each entered into MOUs with their respective regulatory agencies and may be subject to future additional regulatory restrictions and enforcement actions if they fail to comply with the MOUs or if their financial condition should further deteriorate.

As discussed above under “Recent Developments—Informal Regulatory Agreements,” the Company and the Bank have recently entered into MOUs with their respective regulatory agencies to facilitate improvement in their financial condition. In addition, the Company incurred substantial losses for the fourth quarter of 2009 and for the 2009 fiscal year, and reflected a substantial increase in the level of nonperforming assets between year-end 2009 and 2008. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the regulatory agencies have the authority to compel or restrict certain actions if the Bank’s capital should fall below adequate capital standards as a result of operating losses, or if its regulators otherwise determine that it has insufficient capital or is otherwise operating in an unsafe and unsound manner.

The corrective actions may include, but are not limited to, requiring the Company or the Bank to enter into formal enforcement orders, including written agreements or consent or cease and desist orders, or more drastic measures should circumstances warrant.

In light of the current challenging operating environment, along with our elevated level of non-performing and adversely classified assets and our recent operating results, we are subject to increased regulatory scrutiny as a result of the potential risk of loss in our loan portfolio in the form of the MOUs described above. If we fail to comply with the terms of the MOUs or if our business or financial condition worsens, future corrective actions could require us to limit our lending activities and reduce our levels of certain categories of loans and classified or non-performing assets within specified timeframes, which might prevent us from maximizing the price which might otherwise be received for the underlying properties. In addition, future corrective action, could require us to, among other things, increase our allowance for loan losses, further increase our capital ratios, or enter into a strategic transaction, whether by merger or otherwise, with a third party.

In addition, the FDIC has the power to deem the Bank only adequately capitalized even though its capital ratios meet the well capitalized standard. In such event, the Bank would be prohibited from using brokered deposits, which have been a source of funds for us in recent years, and rates on deposits would be limited to market rates determined by the FDIC, potentially adversely affecting our liquidity. The terms of any such corrective action could have a material adverse effect on our business, our financial condition and the value of our common stock.

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

Since mid-2007, and particularly during the second half of 2008 but continuing throughout 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all other asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also contributed to the failure of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further systemic losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with them as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in rates on advances from the Federal Reserve Board and other government actions. Some banks and other lenders have suffered significant losses and have been reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of many financial institutions worldwide. In 2008 and 2009, the U.S. government, the Federal Reserve Board and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing approximately $250 billion in the equity of banking organizations, but asset values continued to decline and access to liquidity remains limited for weakened institutions.

As a result of these financial and economic crises, we have experienced substantial increases in nonperforming loans, including construction, development and land loans, and unsecured commercial and consumer loans. Total nonperforming loans increased to $60.7 million at December 31, 2009 from $20.5 million at December 31, 2008 and $6.3 million at December 31, 2007, representing 4.12%, 1.19% and 0.35% of total loans owned at December 31, 2009, December 31, 2008 and December 31, 2007, respectively. Total nonperforming assets, net of SBA guarantees, increased to $62.2 million at December 31, 2009 from $18.3 million at December 31, 2008 and $3.9 million at December 31, 2007, representing 4.21%, 1.19% and 0.37% of total gross loans and other real estate owned at December 31, 2009, December 31, 2008 and December 31, 2007, respectively. The Company had nonperforming commercial real estate loans of $39.9 million, $13.1 million and $0 as of December 31, 2009, December 31, 2008 and 2007, and no subprime mortgage loans as of any of those dates.

Moreover, competition among depository institutions for deposits and quality loans has increased. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Financial institution stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years. As a result, there is the potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, including the issuance of many regulatory enforcement actions or orders. Further, the impact of new legislation or regulatory initiatives in response to those developments may restrict our business operations, including our ability to originate or sell loans, and could adversely impact our financial performance or stock price.

In addition, continued negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increased delinquencies and default rates, which could further increase our charge-offs and provision for loan losses. A worsening of these conditions would likely exacerbate the already adverse impact on us and others in the financial services industry.

The California economy has been particularly hard hit, and the economic decline has been a major factor leading to the significant increase in the Company’s non-performing assets and loan charge-offs. Overall, during the past year, the general business environment and local market conditions have had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, it is expected that our business, financial condition and results of operations will be adversely affected.

We may have continuing losses and continuing variation in our quarterly results.

We reported a net consolidated loss of $24.5 million during the fourth quarter of 2009 and a net consolidated loss for the year ended December 31, 2009 of $42.5 million. These losses resulted primarily from our high level of non-performing assets and the resultant reduction in interest income and increased provision for loan losses. Total non-performing assets increased to $67.7 million at December 31, 2009, compared to $20.5 million at December 31, 2008, and we may suffer further losses as a result of credit-related factors. We also impaired and wrote off all goodwill and the core deposit intangible asset of $1.4 million during 2009 due to weakened market conditions and adverse economic conditions that had a negative impact on the Company’s valuation. In addition, several other factors affecting our business can cause significant variations in our quarterly results of operations. In particular, variations in the volume of our loan originations and sales, the differences between our costs of funds and the average interest rate earned on investments, the fair valuation of our junior subordinated debentures or other-than-temporary impairment charges in our investment securities portfolio could have a material adverse effect on our results of operations and financial condition. There can be no assurance that we will be profitable in the future.

Concentrations of real estate loans could subject us to increased risks in the event of a prolonged real estate recession or natural disaster.

Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate. Approximately $1.0 billion or 66.9% and $1.2 billion or 69.6% of the Company’s loan portfolio were concentrated in commercial real estate and construction loans at December 31, 2009 and 2008, respectively. Although commercial loans generally provide for higher interest rates and shorter terms than single-family residential loans, such loans generally involve a higher degree of risk, as the ability of borrowers to repay these loans is often dependent upon the profitability of the borrowers’ businesses. During 2009 and 2008, the real estate market in Southern California deteriorated significantly, as evidenced by declining market values, reduced transaction volume, and increased foreclosure rates, and this deterioration resulted in an increase in the level of the Company’s nonperforming loans, particularly commercial real estate loans. The levels of nonperforming loans and assets generally, and of commercial real estate loans specifically, are set forth above under “—Our business has been and may continue to be adversely affected by volatile conditions in the financial markets and deteriorating economic conditions generally.” If trends in the Company’s market areas continue or worsen, the result will likely be reduced income, increased expenses, and less cash available for lending and other activities, which would have a material adverse impact on the Company’s financial condition and results of operations.

As the primary collateral for many of the Company’s loans rests on commercial real estate properties, deterioration in the real estate market in the areas the Company serves could reduce the value of the collateral for many of the Company’s loans and negatively impact the repayment ability of many of its borrowers. Such deterioration would likely also reduce the amount of loans the Company makes to businesses in the construction and real estate industry, which could negatively impact the Company’s business. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact the Company’s results of operations.

In addition, banking regulators are now giving commercial real estate loans greater scrutiny, due to risks relating to the cyclical nature of the real estate market and related risks for lenders with high concentrations of such loans. The regulators have required banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, which has resulted in higher allowances for possible loan losses. Expectations for higher capital levels have also materialized.

Our provision for loan losses and net loan charge-offs have increased significantly and we may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

For the year ended December 31, 2009, we recorded a provision for loan losses and net loan charge-offs of $77.5 million and $57.1 million, respectively, compared to $26.2 million and $8.5 million for the same periods in 2008. We are experiencing elevated levels of loan delinquencies and credit losses. At December 31, 2009, our total non-performing assets had increased to $67.7 million compared to $20.5 million at December 31, 2008. If current weak economic conditions continue, particularly in the construction and real estate markets, we expect that we will continue to experience higher than normal delinquencies and credit losses, and if the recession is prolonged, we could experience significantly higher delinquencies and credit losses. As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

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

We maintain an allowance for loan and lease losses at a level that we believe is adequate to absorb any specifically identified losses as well as any other losses inherent in our loan portfolio at a given date. However, changes in economic, operating and other conditions, including changes in interest rates, which are beyond our control, may cause our actual loan losses to exceed our current allowance estimates. If actual losses exceed the amount reserved, it will have a negative impact on our profitability. In addition, the FDIC and the DFI, as part of their supervisory functions, periodically review our allowance for loan and lease losses. Such agencies may require us to increase our provision for loan and lease losses or to recognize further losses, based on their judgments, which may be different from those of our management. As reflected in the MOU between the Bank, the FDIC and the DFI, the Bank agreed to add $18.7 million to the allowance, and did so in the third quarter of 2009, in connection with its most recent regulatory examination. Any further increase in the allowance required by the FDIC or the DFI could also hurt our business.

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

At December 31, 2009, commercial real estate loans and construction loans represented 66.9% of the Company’s total loan portfolio; commercial lines and term loans to businesses represented 19.2% of the Company’s total loan portfolio; and SBA loans represented 3.2% of the Company’s total loan portfolio.

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

In addition, with the increase in bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income. Ultimately, competition can and does increase our cost of funds, reduce loan yields and drive down our net interest margin, thereby reducing profitability. It can also make it more difficult for us to continue to increase the size of our loan portfolio and deposit base, and could cause us to rely more heavily on wholesale borrowings, which are generally more expensive than deposits.

Our expenses have increased and are likely to continue to increase as a result of increases in FDIC insurance premiums.

Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits at any time that the reserve ratio falls below 1.15%. Recent bank failures have significantly reduced the deposit insurance fund balance, which was in a negative position by the end of 2009, and the FDIC currently has seven years to bring the reserve ratio back to the statutory minimum. The FDIC expects insured institution failures to peak in 2010, which will result in continued charges against the Deposit Insurance Fund, and they have implemented a restoration plan that changes both its risk-based assessment system and its base assessment rates. As part of this plan, the

FDIC imposed a special assessment in 2009 and also required the prepayment of three years of FDIC insurance premiums at the end of 2009. See “Regulation and Supervision—Deposit Insurance” above. The prepayments are designed to help address liquidity issues created by potential timing differences between the collection of premiums and charges against the DIF, but it is generally expected that assessment rates will continue to increase in the near term due to the significant cost of bank failures and a relatively large number of troubled banks.

Recently enacted legislation and our participation in the TARP Capital Purchase Program may increase costs and limit our ability to pursue business opportunities.

The Emergency Economic Stabilization Act of 2008 (the “EESA”), as augmented by the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”), was intended to stabilize and provide liquidity to the U.S. financial markets. The programs established or to be established under the EESA and the Troubled Asset Relief Program (“TARP Capital Purchase Program”) may result in increased regulation of the industry in general and/or TARP Capital Purchase Program participants in particular. Compliance with such regulations may increase the Company’s costs and limit its ability to pursue business opportunities.

If the Emergency Economic Stabilization Act of 2008 and other recently enacted government programs do not help stabilize the U.S. financial system, our operations could be adversely affected.

The EESA (as augmented by the Stimulus Bill) was intended to stabilize and provide liquidity to the U.S. financial markets. The U.S. Treasury and banking regulators have implemented a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the TARP Capital Purchase Program. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”). While we did not “opt-out” of the TLGP, we do not currently intend to issue any guaranteed debt thereunder. We did participate in the TARP Capital Purchase Program.

It cannot currently be predicted what impact the EESA and other programs will ultimately have on the financial markets. The failure of the EESA and other programs to stabilize the financial markets and a worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock.

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

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by applicable regulatory authorities to maintain adequate levels of capital to support our operations and the Bank has agreed in its MOU to maintain capital levels in excess of those required for banks generally (see “Recent Developments—Informal Regulatory Agreements” above). With the proceeds of the fourth quarter capital raises described above under “Recent Developments—Fourth Quarter Capital Raises,” we anticipate that our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support continued growth or be required by our regulators to increase our capital resources.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.

We may engage in FDIC-assisted transactions, which could present additional risks to our business.

We may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. Although these FDIC-assisted transactions typically provide for FDIC assistance to an acquiror to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we are (and would be in future transactions) subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions are structured in a manner that would not allow us the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, we may face additional risks in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted transactions. Our inability to overcome these risks could have a material adverse effect on our business, financial condition and results of operations.

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

If our information systems were to experience a system failure or a breach in network security, our business and reputation could suffer.

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

The Company believes that its growth and future success will depend in large part upon the skills of its management team. The competition for qualified personnel in the financial services industry is intense, and the loss of the Company’s key personnel or an inability to continue to attract, retain or motivate key personnel could adversely affect the Company’s business. There can be no assurance that the Company will be able to retain its existing key personnel or to attract additional qualified personnel. In addition, as a result of our participation in the TARP Capital Purchase Program, we are subject to significant restriction on the types and amount of compensation we can pay to our senior executive officers and other highly compensated individuals. Such restrictions may make retention and hiring of our management team more difficult. The Company’s President and Chief Executive Officer joined the Company in January 2007; its Executive Vice President and Chief Financial Officer joined the Company in an acting capacity in February 2007 and as permanent Chief Financial Officer in April 2007; its Executive Vice President and General Counsel and Chief Risk Officer joined the Company in February 2007; its Senior Vice President and Chief Credit Officer joined the Company in 1991 as Senior Vice President and Manager of the SBA Department, and was promoted to his current position in April 2007; and its Senior Vice President and Chief Operations Officer joined the Company in July 2007. While the President and Chief Executive Officer, Jae Whan Yoo, has a three-year employment agreement for a term beginning in January 2010, his employment may be terminated by him or by the Company at any time. None of the Company’s other officers have employment agreements.

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

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and NASDAQ that are now applicable to the Company, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. In addition, as a participant in the TARP Capital Purchase Program, the Company is subject to certain additional restrictions on its dividend and repurchase activities and compensation arrangements, and the U.S. Congress or federal bank regulatory agencies could adopt additional regulatory requirements or restrictions in response to the threats to the financial system which may apply to all banking institutions, or may instead be more specifically targeted at TARP Capital Purchase Program participants.

If we are not able to successfully keep pace with technological changes affecting the industry, our business could be hurt.

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

Risks Related to Our Securities

The price of our common stock may fluctuate significantly, and this may make it difficult for you to sell shares of common stock at times or at prices you find attractive.

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our common stock price in the future are:

•	formal regulatory action against us;

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	acquisitions of other banks or financial institutions, through FDIC-assisted transactions or otherwise;

•	actions by institutional shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	fluctuations in the stock price and operating results of our competitors;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings, or litigation that involve or affect us; and

•	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified above in “Forward-Looking Statements” and elsewhere in this “RISK FACTORS” section. Current levels of market volatility are unprecedented. The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

The Company is currently prohibited from paying cash dividends on its capital stock without the prior approval of federal banking regulators and the U.S. Treasury Department, and there can be no assurance that the Company will be able to pay dividends in the future.

The Company has entered into an MOU with the FRB pursuant to which the Company must obtain the prior approval of the FRB in order to pay cash dividends. See “Recent Developments—Informal Regulatory Agreements” above. In addition, under the terms of the Series A Preferred Stock issued to the U.S. Treasury

Department on December 12, 2008 under the TARP Capital Purchase Program, the Company must obtain the prior approval of the U.S. Treasury Department prior to paying any dividends on its capital stock before December 12, 2011. Accordingly, without the prior approval of federal and state banking regulators and the U.S. Treasury Department, the Company cannot pay any cash dividends on either the common stock or the Series B Preferred Stock. The prior approval of the FRB is also required for the payment of dividends on the Series A Preferred Stock, or the payment of interest on the Company’s subordinated debt securities. In view of its current capital levels following the two private placements which closed in the fourth quarter of 2009, it is anticipated that the Company will likely receive approval to pay the dividends on the Series A Preferred Stock, although no assurance can be given that such approvals will be granted. Any failure to pay such dividends or interest when due could adversely affect the market value of our common stock.

Moreover, during any period in which the Company has deferred payment of interest otherwise due and payable on its subordinated debt securities, or any unpaid dividends on the Series A Preferred Stock, the Company may not make any dividends or distributions with respect to its capital stock, including the common stock. The Company’s ability to pay dividends is further limited by California corporation law.

Notwithstanding the foregoing legal limitations, the Board of Directors retains in its full discretion the authority to declare dividends, and there can be no assurance that the Board will authorize any dividends on the common stock in the future.

The Company relies heavily on the payment of dividends from its subsidiary, Center Bank, and such dividends are subject to federal and state regulatory requirements and approvals.

The Company’s ability to pay dividends and to service its own obligations depends on the Bank’s ability to pay dividends to the Company, as the Company has no other independent source of significant income. However, as a result of the MOU and banking regulatory requirements generally, the Bank is limited in its ability to pay cash dividends and must obtain prior regulatory approval in order to do so.

As a general matter, the payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the FDIC. All banks and bank holding companies are required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8%, at least one-half of which must be in the form of Tier 1 capital, and a ratio of Tier 1 capital to average adjusted assets of 4%. If (i) any of these required ratios are increased; (ii) the total of risk-weighted assets of a bank increases significantly; and/or (iii) a bank’s income decreases significantly, a bank may decide to or be required to retain a greater portion of its earnings to achieve and maintain the required capital or asset ratios, thereby reducing the amount of funds available for the payment of dividends by a bank to its parent holding company. In addition, the FDIC has the power to prohibit a bank from paying dividends if, in its view, such payments would constitute unsafe or unsound banking practices.

The MOU the Bank has entered into with the FDIC and the DFI requires the development of a capital plan that includes obtaining a minimum Tier 1 leverage capital ratio of not less than 9% and a total risk-based capital ratio of not less than 13% by December 31, 2009, and maintaining such minimum levels while the MOU remains in effect. The Bank’s regulatory capital ratios as of December 31, 2009 exceeded these requirements. Also under the Bank’s MOU, the Bank must receive prior approval from the FDIC to pay dividends to the Company, and under the Company’s MOU with the FRB, the Company must receive the prior approval of the FRB to receive dividends from the Bank.

The Bank’s ability to pay dividends to the Company is also limited by California corporation law and the California Financial Code. As a result of the Bank’s recent financial performance, the Bank is required by the California Financial Code to obtain the prior approval of the DFI to pay dividends to the Company. Further, whether dividends are paid and their frequency and amount will depend on the financial condition and performance, and the discretion of the Board of Directors of the Bank.

The foregoing restrictions on dividends paid by the Bank may limit the Company’s ability to obtain funds from such dividends for its cash needs, including funds for payment of its debt service requirements and operating expenses and for payment of cash dividends to the Company’s shareholders.

There will be a significant number of shares of our common stock eligible for future sale, which may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market after the conversion of the Series B Preferred Stock which was sold in the private placement which closed on December 31, 2009 (the “December Private Placement”), or even as a result of the perception that such sales could occur.

The Company also issued 3,360,000 shares of common stock in the previous private placement which closed on November 30, 2009 (the “November Private Placement”), which shares will also be eligible for resale as described below. In addition, the Company may issue 85,045 additional shares to investors in the November Private Placement upon shareholder approval thereof. The shares of common stock in the November Private Placement were sold at a price per share of $3.71 to non-affiliated investors and $4.69 to certain directors and officers of the Company. The difference in the purchase price was necessary to comply with NASDAQ Listing Rule 5635(c). The Company intends to seek shareholder approval of the November Private Placement at a special meeting to be held on March 24, 2010, so that all investors in the November Private Placement may be treated equally. If such approval is obtained, 85,045 additional shares would be issued to the directors and officers who invested in the November Private Placement, in order to effectuate this result.

Assuming that the 73,500 shares of Series B Preferred Stock sold in the December Private Placement are converted into common stock based on the initial conversion price of $3.75 per share, which will occur if shareholder approval of the conversion is obtained as currently anticipated at the special meeting scheduled for March 24, 2010 (when and as adjourned), approximately 19,600,000 additional shares of common stock will be issued. (The number of shares of common stock into which each share of Series B Preferred Stock would be converted would be determined by dividing the $1,000 per share liquidation preference by the initial conversion price of $3.75 per share.) Assuming further that the November Private Placement is approved by shareholders at the same meeting, so that the additional 85,045 shares described above will be issued, there will be an aggregate of approximately 39,874,072 shares of our common stock outstanding immediately following such conversion and issuance. All of such shares will be eligible for sale, except that our affiliates would have to comply with the provisions of Rule 144 with respect to resale of shares held by them, the Common Stock to be issued upon conversion of the Series B Preferred Stock may initially be restricted securities, and the shares of common stock issued and to be issued in connection with the November Private Placement are also initially restricted securities. We filed a registration statement with the SEC on February 25, 2010, to register both the Series B Preferred Stock and the shares of Common Stock to be issued upon the conversion of the Series B Preferred Stock. Following the effectiveness of such registration statement, all such shares would also be eligible for resale. If such registration statement becomes effective prior to shareholder approval of the conversion, the shares of common stock to be issued upon the conversion will be freely tradable immediately upon issuance. If not, it is anticipated that they will become so shortly after the conversion. We have also committed to filing a registration statement with the SEC by May 31, 2010, to register the shares of common stock issued and to be issued in connection with the November Private Placement, and intend to do so in March 2010.

In addition, as of February 1, 2010, there were 760,245 shares eligible for sale upon the exercise of options granted and currently outstanding (vested and unvested) under our 2006 Stock Incentive Plan, as amended (the “Plan”); 2,228,531 shares available for future grant under the Plan; and 432,290 shares subject to the Warrant issued to the U.S. Treasury Department in connection with the Company’s participation in the TARP Capital Purchase Program.

If shareholders do not approve the conversion of the Series B Preferred Stock into common stock, the conversion price of the Series B Preferred Stock will be adjusted downward, and the market price of the common stock could be adversely affected if the Company is unable to pay any scheduled dividends on the Series B Preferred Stock.

While it is anticipated that the shareholders will approve the conversion of the Series B Preferred Stock into common stock at a special meeting to be held for this purpose on March 24, 2010 (subject to adjournment and reconvening for a period of up to 45 days in accordance with the Bylaws if necessary to obtain the required vote), there can be no guarantee that such shareholder approval will be obtained within this time frame or in the future. If shareholder approval is not obtained at this special meeting, when and as adjourned, the initial conversion price of the Series B Preferred Stock of $3.75 per share will be decreased by 10%. The shares of Series B Preferred Stock would remain outstanding and, for so long as such shares remain outstanding, we would be required to pay dividends on the Series B Preferred Stock, on a non-cumulative basis, at an annual rate of 12%. We are currently restricted in our ability to pay dividends by the terms of an MOU with the FRB, and Center Bank’s ability to pay dividends to us is restricted by both this MOU and by its own MOU with the FDIC and the DFI. Accordingly, there is no assurance that we will be able to pay such dividends in the near future. If we are unable to pay such dividends as scheduled, the market perception could have a serious adverse impact on the price of our common stock.

The FDIC’s recently adopted Statement of Policy on the Acquisition of Failed Insured Depository Institutions may restrict our activities and those of certain investors in us.

On August 26, 2009, the FDIC adopted the final Statement of Policy on the Acquisition of Failed Insured Depository Institutions (the “Statement”). The Statement purports to provide guidance concerning the standards for more than de minimis investments in acquirers of deposit liabilities and the operations of failed insured depository institutions. The Statement applies to private investors in a company, including any company acquired to facilitate bidding on failed banks or thrifts that is proposing to, directly or indirectly, assume deposit liabilities, or such liabilities and assets, from the resolution of a failed insured depository institution. By its terms, the Statement does not apply to investors with 5% or less of the total voting power of an acquired depository institution or its bank or thrift holding company (provided there is no evidence of concerted action by these investors). When applicable, among other things, covered investors (other than mutual funds that are open-ended investment companies registered under the Investment Company Act of 1940 and that issue redeemable securities allowing investors to redeem on demand) are prohibited by the Statement from selling their securities in the relevant institution for three years. In addition, covered investors must disclose to the FDIC information about the investors and all entities in the ownership chain, including information as to the size of the capital fund or funds, its diversification, the return profile, the marketing documents, the management team and the business model, as well as such other information as is determined to be necessary to assure compliance with the Statement. Furthermore, among other restrictions, the acquired institution must maintain a ratio of Tier 1 common equity to total assets of at least 10% for a period of three years from the time of acquisition; thereafter, the institution must maintain capital such that it is “well capitalized” during the remaining period of ownership by the covered investor. In addition, under the Statement, covered investors employing ownership structures utilizing entities that are domiciled in Secrecy Law Jurisdictions (as defined in the Statement) would not be eligible to own a direct or indirect interest in an insured depository institution, subject to certain exceptions.

It is anticipated that the proceeds of the December Private Placement may be used in part for potential acquisitions involving the purchase of the assets and liabilities of failed banking institutions in FDIC assisted transactions. Accordingly, the Statement may be applicable to private investors in us and, in the event of any such private investors covered by the Statement, will be applicable to us. Furthermore, because the applicability of the Statement depends in large part on the specific investor, we may not know at any given point of time whether the Statement applies to any investor and, accordingly, to us. Each investor must make its own determination concerning whether the Statement applies to it and its investment in us. Each investor is cautioned to consult its own legal advisors concerning such matters. We cannot assure investors that the Statement will not be applicable to us.

Your investment may be diluted because of the ability of management to offer stock to others and stock options.

The shares of the Company do not have preemptive rights. This means that you may not be entitled to buy additional shares if shares are offered to others in the future. We are authorized to issue 40,000,000 shares of common stock and 10,000,000 shares of preferred under our Articles of Incorporation. As of February 1, 2010 we had 20,189,027 shares of our common stock outstanding, 55,000 shares of our Series A Preferred Stock outstanding, and 73,500 shares of Series B Preferred Stock, outstanding. Assuming the conversion of the shares of Series B Preferred Stock into the common stock at the initial conversion price without any adjustments and the issuance of the additional 85,045 shares upon shareholder approval of the November Private Placement, the Company would have approximately 39,874,072 shares of common stock outstanding.

Nothing restricts management’s ability to offer additional shares of stock for fair value to others in the future. In addition, when our directors, executive officers and other employees exercise outstanding stock options, your ownership in the Company will be diluted. As of February 1, 2010 there were outstanding options to purchase an aggregate of 760,245 shares of our common stock with an average exercise price of $16.93 per share. There were also an additional 2,228,261 shares available remaining for grant of options or restricted stock awards under our 2006 Stock Incentive Plan, as amended. In addition, assuming shareholder approval of the November Private Placement, we expect to issue 85,045 additional shares to certain investors in the November Private Placement for no additional consideration. See “There will be a significant number of shares of our common stock eligible for future sale, which may depress our stock price” in this Risk Factors section above.

Shares of our preferred stock eligible for future issuance and sale could also have a dilutive effect on the market for the shares of our common stock. Although our board of directors has no present intent to issue additional shares of preferred stock following the Private Placement, such shares could be issued in the future. If such shares of preferred stock are made convertible into shares of common stock, there could be a dilutive effect on the shares of common stock then outstanding. In addition, shares of preferred stock may be provided a preference over holders of common stock upon our liquidation or with respect to the payment of dividends, in respect of voting rights or in the redemption of our common stock. The rights, preferences, privileges and restrictions applicable to any series or preferred stock would be determined by resolution of our board of directors. We also have a Warrant outstanding to the U S. Treasury Department to purchase 432,290 shares of the Company’s authorized but unissued common stock at an exercise price of $9.54 per share until December 12, 2018.

The holders of our Series A perpetual preferred stock have rights that are senior to those of our common shareholders.

In December 2008, the Company issued and sold $55.0 million worth of its Series A Preferred Stock to the U.S. Treasury Department. The terms of the Series A Preferred Stock could reduce investment returns to the Company’s common shareholders by restricting dividends, diluting existing shareholders’ ownership interests, and restricting capital management practices. The Company’s board of directors suspended its quarterly cash dividends beginning in the first quarter of 2009, and unless the Series A Preferred Stock has been redeemed, the Company will not be able to resume paying cash dividends without the consent of the U.S. Treasury Department. The Company will also be prohibited paying any dividends on its common stock in the event of any unpaid dividends on the Series A Preferred Stock. The Series A Preferred Stock also ranks senior to the Company’s common stock on liquidation. The liquidation amount of the Series A Preferred Stock is $1,000 per share. The Series B Preferred Stock ranks pari passu to the outstanding Series A Preferred Stock, which means that if all dividends payable on the Series B Preferred Stock have not been paid in full, any dividend declared on the Series A Preferred Stock shall be declared and paid pro rata with respect to the Series B Preferred Stock.

If we are unable to redeem our Series A Preferred Stock by December 12, 2013, the cost of this capital to us will increase substantially.

If we are unable to redeem our Series A Preferred Stock prior to December 12, 2013, the cost of this capital to us will increase substantially on that date, from 5% per annum (approximately $2.7 million annually) to 9% per annum (approximately $5.0 million annually). Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our earnings.

The holders of our junior subordinated debentures have rights that are senior to those of the shareholders.

As of December 31, 2008, we had $18.0 million in junior subordinated debentures outstanding that were issued to our statutory trust. The trust purchased the junior subordinated debentures from us using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by the Company to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

The junior subordinated debentures are senior to our shares of common stock, Series A Preferred Stock and Series B Preferred Stock. As a result, we must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock or preferred stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to shareholders. If certain conditions are met, we have the right to defer interest payments on the junior subordinated debentures (and the related trust preferred securities) at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period, during which time no dividends may be paid to holders of our common stock or any series of preferred stock.

Our directors and executive officers control a large amount of our stock, and your interests may not always be the same as those of the board and management.

As of February 1, 2010, our directors and executive officers together with their affiliates beneficially owned approximately 17.0% of the Company’s outstanding voting stock (not including vested option shares). As a result, if all of these shareholders were to take a common position, they might be able to affect the election of directors as well as the outcome of corporate actions requiring shareholder approval, such as the approval of mergers or other business combinations. Such concentration may also have the effect of delaying or preventing a change in control of our company.

In some situations, the interests of our directors and executive officers may be different from the shareholders. However, our directors and executive officers have a fiduciary duty to act in the best interest of the shareholders, rather than in their own best interests, when considering a proposed business combination or any of these types of matters.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no material unresolved written comments that were received from the SEC’s Staff 180 days or more before the end of the Company’s fiscal year 2009 relating to the Company’s periodic or current reports filed under the Securities Exchange Act of 1934.

ITEM 2. PROPERTIES

Properties

The Company’s headquarters are located at 3435 Wilshire Boulevard, Los Angeles, California 90010. The Company leases approximately 25,000 square feet, which includes a ground floor branch and administrative offices located on the third, seventh and twentieth floor of the building. The lease term expires in 2011.

As of December 31, 2009, the Company operated full-service branches at seventeen leased locations (including the branch described in the previous paragraph). Expiration dates of the Company’s leases range from February 2010 to September 2019. The Company owns two facilities, the Olympic and Western branches, with carrying values of $0.9 million and $2.2 million, respectively, at December 31, 2009. Certain properties currently leased have renewal options, which could extend the use of the facility for additional specified terms. In the opinion of management, all properties are adequately covered by insurance and existing facilities are considered adequate for present and anticipated future use.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. It is management’s opinion that the resolution of any such claims or legal proceedings would not have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4. RESERVED

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

Calendar Quarter Ended	Market Value		Approximate Trading Volume
	High	Low
March 31, 2008	$12.92	$8.45	7,072,000
June 30, 2008	10.58	7.99	6,868,000
September 30, 2008	14.84	8.30	9,071,000
December 31, 2008	13.81	5.42	5,661,000
March 31, 2009	6.71	2.22	8,162,000
June 30, 2009	3.75	2.51	5,481,000
September 30, 2009	4.98	2.15	4,820,000
December 31, 2009	5.55	3.71	4,439,000

Holders

As of March 11, 2010, there were approximately 180 shareholders of record of the common stock, and about 1,900 street name holders.

Dividends

As a bank holding company which currently has no significant assets other than its equity interest in the Bank, Center Financial’s ability to pay dividends primarily depends upon the dividends received from the Bank. The dividend practice of the Bank, like the Company’s dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the Bank’s board of directors at that time. In addition, the Bank and the Company have each entered into MOUs with the respective regulatory agency or agencies, pursuant to which both the Bank and the Company must obtain prior regulatory approval to pay dividends. See “Item 1—BUSINESS—Recent Developments—Informal Regulatory Agreements” above.

From October 2003 to January 2009, Center Financial paid quarterly cash dividends to its shareholders. Center Financial paid cash dividends of 4 cents per share throughout 2006 and in January and April 2007, and 5 cents per share from July 2007 to January 2009. On March 25, 2009, the Company’s board of directors suspended its quarterly cash dividends based on adverse economic conditions and a reduction in the Company’s earnings. The board of directors determined that this is a prudent, safe and sound practice to preserve capital, and does not expect to resume the payment of cash dividends in the foreseeable future. Unless the preferred stock issued to the U.S. Treasury Department in the TARP Capital Purchase Program has been redeemed, the Company will not be permitted to resume paying cash dividends without the consent of the U.S. Treasury Department until December 2011. In addition, the Bank and the Company have each entered into MOUs with the respective regulatory agency or agencies, pursuant to which both the Bank and the Company must obtain prior regulatory approval to pay dividends. See Note 20—Regulatory Matters. Once the Company is no longer restricted in its ability to pay cash dividends by any specific regulatory requirements, the amount of any such dividends will be determined each quarter by our board of directors in its discretion, based on the factors described in the next paragraph. No assurance can be given that future performance will justify the payment of dividends in any particular quarter.

The Bank’s ability to pay cash dividends is also subject to certain legal limitations. Under California law, banks may declare a cash dividend out of their net profits up to the lesser of retained earnings or the net income for the last three fiscal years (less any distributions made to shareholders during such period), or with the prior written approval of the Commissioner of Financial Institutions, in an amount not exceeding the greatest of (i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year or (iii) the net income of the Bank for its current fiscal year. Since the Bank’s net loss for 2009 exceeded its combined earnings for 2008 and 2007, in addition to the regulatory approval requirements of the MOU, the Bank will need to obtain the prior written approval of the Commissioner to pay any dividends until the Bank’s net income for the previous three fiscal years is again greater than the amount of any such dividend. In addition, under federal law, banks are prohibited from paying any dividends if after making such payment they would fail to meet any of the minimum regulatory capital requirements. The federal regulators also have the authority to prohibit banks from engaging in any business practices which are considered to be unsafe or unsound, and in some circumstances the regulators might prohibit the payment of dividends on that basis even though such payments would otherwise be permissible.

Center Financial’s ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows dividends to the company’s shareholders if the company’s retained earnings equal at least the amount of the proposed dividend. If a California corporation does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if immediately after giving effect to the dividend the sum of the company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities. In addition, during any period in which Center Financial has deferred payment of interest otherwise due and payable on its subordinated debt securities, or any unpaid dividends on the preferred stock issued to the U.S. Treasury Department, it may not make any dividends or distributions with respect to its capital stock. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2009 with respect to stock options and restricted stock awards outstanding and available under our 2006 Stock Incentive Plan, as amended, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	760,245	$16.78	2,256,562

Performance Graph

The graph below compares the yearly percentage change in cumulative total shareholders’ return on the Company’s stock with the cumulative total return of (i) of the NASDAQ market index; (ii) all banks and bank holding companies listed on NASDAQ; and (iii) an index comprised of banks and bank holding companies located throughout the United States with total assets of between $1.0 billion and $5.0 billion. The latter two peer group indexes were compiled by SNL Financial of Charlottesville, Virginia. The Company reasonably believes that the members of the third group listed above constitute peer issuers for the period from December 31, 2004 through December 31, 2009. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future price performance.

Index	Period Ending
	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Center Financial Corporation	100.00	125.67	119.73	61.54	30.82	22.98
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank $1B-$5B	100.00	96.30	109.16	77.56	62.42	43.48
SNL Bank NASDAQ	100.00	94.63	103.73	79.14	55.67	44.10

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial information concerning the Company, which should be read in conjunction with the Company’s audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. All per share information has been adjusted for dividends declared by the Company.

	As of and For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except share data)
STATEMENTS OF OPERATIONS:
Interest income	$103,811	$131,207	$143,241	$124,729	$92,825
Interest expense	42,584	56,607	66,986	53,319	29,467

Net interest income before provision for loan losses	61,227	74,600	76,255	71,410	63,358
Provision for loan losses	77,472	26,178	6,494	5,666	3,370

Net interest (loss) income after provision for loan losses	(16,245)	48,422	69,761	65,744	59,988
Noninterest income	13,979	5,487	13,535	22,226	20,531
Noninterest expense	46,070	55,335	47,707	45,327	40,825

(Loss) income before income tax (benefit) expense	(48,336)	(1,426)	35,589	42,643	39,694
Income tax (benefit) expense	(5,834)	(1,647)	13,646	16,485	15,091

Net (loss) income	(42,502)	221	21,943	26,158	24,603

Preferred stock dividends and accretion of preferred stock discount	(2,954)	(155)	—	—	—

Net (loss) income available to common shareholders	$(45,456)	$66	$21,943	$26,158	$24,603

SHARE DATA:
Net (loss) income per common share
Basic	$(2.66)	$0.00	$1.32	$1.58	$1.50
Diluted	(2.66)	0.00	1.31	1.57	1.48
Book value per common share	6.54	9.42	9.62	8.46	6.86
Cash dividend per common share	—	0.20	0.19	0.16	0.16
Weighted average common shares outstanding:
Basic	17,077,352	16,525,761	16,649,495	16,535,189	16,375,823
Diluted	17,077,352	16,560,309	16,731,694	16,666,768	16,702,023

STATEMENTS OF FINANCIAL CONDITION:
Total assets	$2,192,800	$2,056,609	$2,080,663	$1,843,312	$1,661,003
Total investment securities	370,427	182,694	139,710	159,504	236,075
Net loans(1)	1,479,142	1,679,340	1,789,635	1,537,176	1,219,149
Total deposits	1,747,671	1,603,519	1,577,674	1,429,399	1,480,556
Total shareholders’ equity	256,058	214,567	157,453	140,734	112,714

[1]	Net loans represent total gross loans less the allowance for loan losses, deferred fees, and discount on SBA loans.

	As of and For the Year Ended December 31,
	2009	2008	2007	2006	2005
PERFORMANCE RATIOS:
Return on average assets(2)	(1.96)%	0.01%	1.14%	1.53%	1.69%
Return on average equity(3)	(20.29)	0.13	14.33	20.66	24.04
Net interest spread(4)	2.51	3.01	3.06	3.36	3.90
Net interest margin(5)	3.03	3.80	4.23	4.53	4.77
Efficiency ratio(6)	61.26	69.09	53.13	48.41	48.67
Net loans to total deposits at period end	84.64	104.73	113.44	107.54	82.34
Dividend payout ratio	—	48.78	14.50	10.19	10.81
CAPITAL RATIOS
Leverage capital ratio
Consolidated Company	12.40%	11.28%	8.49%	8.62%	8.21%
Center Bank	12.00	10.64	8.28	8.51	8.22
Tier 1 risk-based capital ratio
Consolidated Company	16.50	12.58	9.31	9.45	9.70
Center Bank	15.94	11.87	9.08	9.33	9.72
Total risk-based capital ratio
Consolidated Company	17.77	13.84	10.42	10.54	10.76
Center Bank	17.22	13.13	10.19	10.42	10.78
ASSET QUALITY RATIOS
Non-performing loans to total loans(7)	4.12%	1.19%	0.35%	0.21%	0.24%
Non-performing assets(8) to total loans and other real estate owned	4.39	1.19	0.37	0.21	0.24
Net charge-offs to average total loans	3.49	0.47	0.21	0.16	0.06
Allowance for loan losses to total gross loans	3.81	2.22	1.13	1.12	1.12
Allowance for loan losses to non-performing loans	92	187	327	534	471

[2]	Net income divided by average total assets.
[3]	Net income divided by average shareholders’ equity.
[4]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
[5]	Represents net interest income as a percentage of average interest-earning assets.
[6]	Represents the ratio of non-interest expense to the sum of net interest income before provision for loan losses and total non-interest income.
[7]	Nonperforming loans consist of non-accrual loans and loans past due 90 days or more.
[8]	Nonperforming assets consist of non-performing loans and other real estate owned.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management’s analysis of the Company’s financial condition and results of operations as of, and for each of the years in the three-year period ended December 31, 2009, and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with the financial statements of the Company and the notes related thereto which appear elsewhere in this Form 10-K Annual Report (See Item 8 below). All share and per share information set forth herein has been adjusted to reflect stock splits and stock dividends declared by the Company from time to time.

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

A valuation allowance has been established against deferred tax assets due to an uncertainty of realization. The valuation allowance is reviewed in each period to analyze whether there is a sufficient positive or negative evidence to support a change in management’s judgment about the realizability of the related deferred tax assets.

Share-based Compensation

Beginning January 1, 2006 as discussed in Note 14 to the consolidated financial statements, the Company is required to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment on the date of grant. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, is recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, is recognized in the Consolidated Statements of Operations on a straight-line basis over the vesting period. In determining the fair value of stock options, the Company uses the Black-Scholes option-pricing model that employs the following assumptions:

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

Executive Overview

Consolidated net loss for the year ended December 31, 2009 was $42.5 million and consolidated net loss available to common shareholders was $45.5 million, or loss of $2.66 per diluted common share compared to consolidated net income of $220,000, consolidated net income available to common shareholders of $65,000 and

$0.00 per diluted common share for the year ended December 31, 2008. The following were significant factors related to 2009 results as compared to 2008:

•

The 2009 provision for loan losses increased $51.3 million to $77.5 million compared to $26.2 million in 2008, due primarily to charge-offs and the risk assessment of the loan portfolio. Management’s assessment of the credit risk inherent in the portfolio is based on a migration, quantitative and qualitative analyses, and other historical factors and trends.

•

The Company’s efficiency ratio for 2009 improved to 61.3% compared to 69.1% for 2008 due to non-recurring OTTI expense of $9.9 million as a reduction of income and the KEIC litigation settlement expense of $7.5 million incurred in 2008. Decrease in salaries and employee benefit expenses by $5.9 million, or 25.0%, offset by the increases in regulatory assessment by $2.2 million, or 171.5% and OREO related expenses by $1.8 million, or 2,590% contributed to the improvement in efficiency ratio.

•

Net interest income before provision for loan losses for 2009 decreased by 17.9% or $13.4 million to $61.2 million as compared to 2008. The decrease was primarily due to reduction in net earning assets of $9.7 million and margin compression of $3.6 million. Reduction in net earning assets, mainly loans, was driven by de-leveraging strategy throughout the year.

•

The net interest margin for the years ended December 31, 2009, 2008 and 2007 was 3.03%, 3.80%, and 4.23%, respectively. The 77 basis point decrease in net interest margin in 2009 was due primarily to a reduction in the Federal Reserve lending rates by the FOMC during the year and to a lesser extent, a change in the loan portfolio mix resulting in a higher portion of the loan originations being variable rate in 2008 as compared to 2007. Interest income on non-accrual loans amounting to $3.8 million and $0.5 million were not recognized during 2009 and 2008, respectively.

•

The return on average assets and return on average equity for 2009 decreased to (1.96)% and (20.29)%, respectively, compared to 0.01% and 0.13% in 2008. These decreases were due to the consolidated net losses primarily resulting from the compression of net interest margins and the increase in the loan loss provision.

The following are important factors in understanding the Company’s financial condition and liquidity:

•

During the fourth quarter of 2009, the Company raised an aggregate of $86.3 million in gross proceeds from the successful consummation of two private placements. The first was for 3,360,000 shares of common stock for gross proceeds of $12.8 million, and the second was for 73,500 shares of Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, Series B, for gross proceeds of $73.5 million. See “Item 1—Business—Recent Developments—Fourth Quarter Capital Raises” above.

•

Non-performing assets increased to $67.7 million at December 31, 2009 from $20.5 million at December 31, 2008, an increase of $47.3 million or 231%. The largest component of this increase was non-performing commercial real estate and construction loans representing $36.0 million of the increase. There was an increase in non-performing assets, and the ratio of non-performing assets as a percent of total loans and other real estate owned was 4.39% at December 31, 2009 compared to 1.19% at December 31, 2008.

•

The ratio of non-accrual loans to total loans increased to 4.12% at December 31, 2009 compared to 1.19% at December 31, 2008. The ratio of the allowance for loan losses to total nonperforming loans decreased to 90% at December 31, 2009, as compared to 187% at December 31, 2008, and the ratio of the allowance for loan losses to total gross loans increased to 3.81% at December 31, 2009 compared to 2.22% at December 31, 2008.

•	Net loans declined $200.2 million or 11.9% to $1.48 billion at December 31, 2009 as compared to $1.68 billion at December 31, 2008. The decrease in net loans was primarily due to the strategic reduction of the loan portfolio and the increase in the allowance for loan losses in 2009. The reduction of the loan portfolio was mainly comprised of net decreases in commercial real estate loans of $127.0 million, or 11.2%; real estate construction loans of $41.0 million, or 66.1% and commercial loans of $39.1 million, or 11.7%.

•

Deposits increased 9.0% to $1.75 billion at December 31, 2009, from $1.60 billion at December 31, 2008, largely due to increases in customer deposits accomplished through the Bank’s deposit campaigns. Deposit growth consists of the increases in money market accounts of $54.2 million, non interest-bearing demand deposit of $42.0 million, savings accounts of $33.9 million, NOW accounts of $26.8 million, and jumbo time deposits of $42.5 million. The Company borrows funds through the Federal Home Loan Bank, Treasury Tax and Loan Investment Program. Other borrowings decreased $44.6 million or 23.1% to $148.4 million at December 31, 2009 from $193.0 million at December 31, 2008.

•

As a result of the aforementioned decline in loans and increase in deposits, the ratio of net loans to total deposits decreased to 84.6% at December 31, 2009 as compared to 104.7% at December 31, 2008.

•

On March 25, 2009, the Company’s board of directors suspended its quarterly cash dividend of $0.05 from the first quarter of 2009 based on adverse economic conditions and reduction in earnings of the Company.

Results of Operations

Net Interest Income

The Company’s earnings depend largely upon its net interest income, which is the difference between the income received from its loan portfolio and other interest-earning assets and the interest paid on its deposits and other funding liabilities. The Company’s net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company’s net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond the Company’s control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the Federal Reserve Board. Interest rates on deposits are affected primarily by rates charged by competitors.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and interest paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume) and (ii) changes in interest rates (rate):

	Year Ended December 31, 2009 vs. 2008 Increase (Decrease) Due to Change In			Year Ended December 31, 2008 vs. 2007 Increase (Decrease) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Earning assets:
Interest income:
Loans(9)	$(12,401)	$(16,464)	$(28,865)	$10,820	$(23,685)	$(12,865)
Federal funds sold	480	(167)	313	66	(216)	(150)
Investments(10)	3,066	(1,910)	1,156	954	27	981

Total earning assets	(8,855)	(18,541)	(27,396)	11,840	(23,874)	(12,034)

Interest expense:
Deposits and borrowed funds:
Money market and super NOW accounts	3,166	(5,004)	(1,838)	4,204	(2,727)	1,477
Savings deposits	505	(80)	425	(385)	40	(345)
Time Certificates of deposits	1,058	(10,836)	(9,778)	715	(9,916)	(9,201)
Other borrowings	(3,847)	1,528	(2,319)	1,510	(3,514)	(2,004)
Long-term subordinated debentures	—	(513)	(513)	—	(306)	(306)

Total interest-bearing liabilities	882	(14,905)	(14,023)	6,044	(16,423)	(10,379)

Net interest income	$(9,737)	$(3,636)	$(13,373)	$5,796	$(7,451)	$(1,655)

[9]

Loans are net of the allowance for loan losses, deferred fees and discount on SBA loans retained. Loan fees included in loan income were approximately $0.7 million, $1.4 million and $2.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Amortized loan fees have been included in the calculation of net interest income. Non-accrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[1][0]

Interest income on a tax equivalent basis for tax-advantaged investments was not included in the computation of yields. Such income amounted to $0, $85,000 and $87,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Net interest income was $61.2 million, $74.6 million and $76.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The 2009 decrease in net interest income of $13.4 million, or 17.9% was due to a sharp decline in interest rates during the comparable periods. This decline was mostly attributed to the Federal Open Market Committee of the Federal Reserve System (“FOMC”) decreasing interest rates over the comparable periods. The 2008 decrease in net interest income of $1.7 million, or 2.2% was principally due to compression of our net interest margin primarily resulting from a series of rate decrease by FOMC, which caused an immediate reduction in the variable rate loan portfolio and a delayed reduction of the Company’s costs of its portfolio of time deposits.

Net Interest Margin

The following table shows the Company’s average balances of assets, liabilities and shareholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

	For the Year Ended December 31,
	2009			2008			2007
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans(11)	$1,587,336	$93,559	5.89%	$1,779,420	$122,424	6.88%	$1,640,425	$135,290	8.25%
Federal funds sold	181,037	418	0.23	6,144	105	1.71	4,609	255	5.53
Investments(12)	251,921	9,834	3.90	179,066	8,678	4.85	159,364	7,696	4.83

Total interest-earning assets	2,020,294	103,811	5.14%	1,964,630	131,207	6.68%	1,804,398	143,241	7.94%

Noninterest—earning assets:
Cash and due from banks	66,698			52,851			67,373
Bank premises and equipment, net	14,168			14,509			13,534
Customers’ acceptances outstanding	2,830			4,156			3,580
Accrued interest receivables	7,045			7,651			7,955
Other assets	57,020			40,675			33,394

Total noninterest-earning assets	147,761			119,842			125,836

Total assets	$2,168,055			$2,084,472			$1,930,234

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$496,342	$8,836	1.78%	$363,356	$10,674	2.94%	$233,984	$9,197	3.93%
Savings	68,926	2,256	3.27	53,601	1,832	3.42	64,906	2,177	3.35
Time certificate of deposits over $100,000	627,703	14,779	2.35	724,384	28,805	3.98	731,034	38,127	5.22
Other time certificate of deposits	247,824	9,064	3.66	124,741	4,815	3.86	99,624	4,694	4.71

	1,440,795	34,935	2.42	1,266,082	46,126	3.64	1,129,548	54,195	4.80
Other borrowed funds	163,120	6,975	4.28	258,151	9,294	3.60	224,860	11,298	5.02
Long-term subordinated debentures	18,557	674	3.63	18,557	1,187	6.40	18,557	1,493	8.05

Total interest-bearing liabilities	1,622,472	42,584	2.62	1,542,790	56,607	3.67	1,372,965	66,986	4.88

Noninterest-bearing liabilities:
Demand deposits	318,534			349,902			382,071

Total funding liabilities	1,941,006		2.19%	1,892,692		2.99%	1,755,036		3.82%
Other liabilities	17,569			24,020			22,080
Shareholders’ equity	209,480			167,760			153,118

Total liabilities and shareholders’ equity	$2,168,055			$2,084,472			$1,930,234

Net interest income		$61,227			$74,600			$76,255

Cost of deposits			1.99%			2.85%			3.59%

Net interest spread(13)			2.51%			3.01%			3.06%

Net interest margin(14)			3.03%			3.80%			4.23%

[1][1]

Loans are net of the allowance for loan losses, deferred fees and discount on SBA loans retained. Loan fees included in loan income were approximately $0.7 million, $1.4 million and $2.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Amortized loan fees have been included in the calculation of net interest income. Non-accrual loans have been included in the table for computation purposes, but the foregone interest of such loans is excluded.

[1][2]

Interest income on a tax equivalent basis for tax-advantaged investments was not included in the computation of yields. Such income amounted to $0, $85,000 and $87,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

[1][3]	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
[1][4]	Represents net interest income before the provision for loan losses measured as a percentage of average interest-earning assets.

The net interest margin for the years ended December 31, 2009, 2008 and 2007 was 3.03%, 3.80%, and 4.23%, respectively. The 77 basis point decrease in net interest margin in 2009 was due primarily to a reduction in the Federal Reserve lending rates by the FOMC during the year and to a lesser extent, a change in the loan portfolio mix resulting in a higher portion of the loan originations being variable rate in 2008 as compared to 2007.

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

The average yield on loans decreased to 5.89% in 2009 compared to the decrease to 6.88% in 2008 from 8.25% in 2007, a decrease of 99 and 137 basis points, respectively. The declining loan yields in 2009 were attributable to (i) increase in variable rate loans; (ii) adjustable and variable rate loans repricing to lower current market interest rates; and (iii) interest income on non-accrual loans not recognized in the amount of $3.8 million during 2009 as compared to $0.5 million in 2008 . The lower yields on loans for 2008 were a result of (i) increase in variable rate loans; and (ii) a reduction of 400 basis points in the fed funds rate in 2008.

The average yield on the investment portfolio was 3.90% in 2009, as compared to 4.85% and 4.83% in 2008 and 2007, respectively, a decrease of 95 basis points and an increase of 2 basis points, respectively. The decrease in the investment portfolio yield for 2009 was attributed to maturities and calls of securities with weighted average yields greater than the remaining portfolio, and also due to reinvestments made at lower market yields than the overall portfolio yield. The increase in the investment portfolio yield for 2008 was due mainly to a generally higher yield curve at the time of purchase and management’s decision to extend the portfolio duration.

The Company’s overall cost of interest bearing liabilities decreased to 2.62% in 2009 from 3.67% and 4.88% in 2008 and 2007, respectively. The decrease in cost of interest bearing liabilities for 2009 was primarily a result of a decrease in the average rate paid on the certificate of deposit, money market and savings portfolios due to the portfolios repricing to lower market rates. The decrease in 2008 was primarily due to deposit portfolios repricing to lower market rates following a series of FOMC’s interest rate reductions.

The Company offers a wide variety of retail deposit account products to both consumer and commercial deposit customers. Time deposits, which are the Company’s highest cost deposits, consist primarily of retail fixed-rate certificates of deposit, and comprised 44.7% and 49.5% of the deposit portfolio at December 31, 2009 and 2008, respectively. The ratio of noninterest-bearing deposits to total deposits was 20.2% and 19.3% at December 31, 2009, and 2008, respectively. All other deposits, which include interest-bearing checking accounts called Negotiable Order Withdrawal (NOW), savings and money market accounts, accounted for the remaining 35.2% and 31.2% of the deposit portfolio at December 31, 2009 and 2008, respectively.

Deposit growth remains challenging as the Company continues to experience heightened market competition. Deposits increased 9.0% to $1.75 billion at December 31, 2009, from $1.60 billion at December 31, 2008, largely due to increases in customer deposits accomplished through the Bank’s deposit campaigns. Deposit growth consists of the increases in money market accounts of $54.2 million, non interest-bearing demand deposit of $42.0 million, savings accounts of $33.9 million, NOW accounts of $26.8 million, and jumbo time deposits of $42.5 million. These increases were partially offset by decreases in non jumbo time deposits of $55.5 million. The decrease in non jumbo time deposits is primarily due to $47.4 million in brokered time deposits maturing in 2009. Jumbo time deposits amounted to $524.4 million while non jumbo time deposits amounted to $256.0 million including $121.0 million in brokered time deposits. Total time deposits amounted to $780.4 million and represented 44.7% of total deposits at December 31, 2009. Total money market accounts were $492.9 million or 28.2% including $139.2 million in brokered deposits. All other deposits represent 27.1% of total deposits at December 31, 2009. Total brokered deposit balance at December 31, 2009 was $260.2 million.

The Company’s ratio of average interest earning assets to interest bearing liabilities has remained relatively stable at 124.5%, 127.3% and 131.4% for 2009, 2008 and 2007, respectively.

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

Due primarily to an increase in net charge-offs and an increase in the level of non-performing loans, the provision for loan losses increased to $77.5 million for the year ended December 31, 2009, compared to $26.2 million and $6.5 million for 2008 and 2007, respectively. During 2009, net charge-offs were $57.1 million as compared to $8.5 million and $3.4 million in 2008 and 2007, respectively. While management believes that the allowance for loan losses of 3.81% of total loans was adequate at December 31, 2009, future additions to the allowance will be subject to continuing evaluation of estimated and known, as well as inherent, risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below under “—Allowance for Loan Losses”.

Non-interest Income

The following table sets forth the various components of the Company’s non-interest income for the periods indicated:

	For the Year Ended December 31,
	2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Customer service fees	$8,013	57.32%	$7,658	139.57%	$6,940	51.27%
Fee income from trade finance transactions	2,266	16.21	2,520	45.93	2,621	19.36
Wire transfer fees	1,120	8.01	1,153	21.01	899	6.64
Gain on sale of loans	—	0.00	1,017	18.53	618	4.57
Loan service fees	814	5.82	1,357	24.73	1,720	12.71
Impairment loss of securities available for sale	—	0.00	(9,889)	-180.23	(1,328)	-9.81
Other income	1,766	12.64	1,671	30.46	2,065	15.26

Total noninterest income	$13,979	100.00%	$5,487	100.00%	$13,535	100.00%

As a percentage of average earning assets		0.69%		0.28%		0.75%

Non-interest income increased 154.8%, or $8.5 million, to $14.0 million for the year ended December 31, 2009 compared to $5.5 million for the year ended December 31, 2008. The 2009 increase in non-interest income was primarily due to the OTTI loss of securities available for sale of $9.9 million incurred in 2008 which did not incur in 2009. For the year ended December 31, 2009 non-interest income as a percentage of average earning assets increased to 0.69% compared to 0.28% and 0.75% for the years ended December 31, 2008 and 2007, respectively. The fluctuation in these ratios was mainly due to unusual decline in the non-interest income in 2008 while average earning assets have increased from $1.8 billion at December 31, 2007 to $2.0 billion at both December 31, 2008 and 2009. The primary sources of recurring non-interest income continued to be customer service fee charges on deposit accounts, fees from trade finance transactions and wire transfer service fees.

Customer service fees increased $355,000, or 4.6%, from 2008 to 2009, and increased $0.7 million, or 10.3%, from 2007 to 2008. These increases were due to management’s efforts to provide better services while charging higher fees for the services. Customer service fees amounted to 57.3% of total non-interest income in 2009, compared to 139.6% and 51.3% in 2008 and 2007, respectively.

Fee income from trade finance transactions decreased $254,000, or 10.1%, from 2008 to 2009, and $101,000, or 3.9%, from 2007 to 2008. While management continues efforts to increase the Company’s Asia Pacific trade financing, the overall trading activities in the region has been negatively affected by the global weakening economy. As a result of the lower volume, fee income from trade finance transactions amounted to 16.2% of total non-interest income for 2009, as compared to 45.9% and 19.4% in 2008 and 2007, respectively.

Fee income from wire transfer transactions decreased $33,000, or 2.9% from 2008 to 2009 whereas it increased $254,000, or 28.3%, from 2007 to 2008. The increase in deposit accounts both in the number of account and amounts in 2009 contributed to the relatively high level of such fee income in 2009. Slight decrease in such fee income was due to the unusually high level of wire transfer activities in 2008 where a significant increase in wire transfer activities to South Korea occurred due to significant changes in the foreign exchange rate in favor of US customers especially during the second half of 2008. As a result, wire transfer fee income represented 8.0% of total non-interest income for 2009, as compared to 21.0% and 6.6% in 2008 and 2007, respectively.

There was no sale of SBA loans during the year 2009 whereas the gain on sale of loans increased $399,000, or 64.6%, from 2007 to 2008. The Company sold $42.1 million of its SBA loans and $23.4 million of its non-SBA loans realizing gains of $1.0 million in 2008. The gain on sale of loans amounted to 7.0% of total non-interest income for 2008. Due to less activity in the secondary market especially during 2009, the Company did not execute any sales. During 2008, the Company sold those loans as a part of the Company’s strategy to de-leverage the balance sheet to improve the capital level. Management will evaluate on a quarterly basis whether to sell SBA loans or hold them in the loan portfolio.

Loan service fees decreased $543,000, or 40.0%, from 2008 to 2009, and decreased $363,000, or 21.1%, from 2007 to 2008. The decreases in 2009 and 2008 were primarily due to the significant reduction in loan originations during each of the years compared to prior years. As a result, loan service fees amounted to 5.8% of total non-interest income for 2009, compared to 24.7% and 12.7% in 2008 and 2007, respectively.

The Company recorded $0 and $9.9 million to impairment losses on available for sale securities in 2009 and 2008, respectively. The Company determined that there was no OTTI in the fair value for the corporate trust preferred security in 2009 compared to $9.9 million impairment that was other than temporary in 2008.

Other income increased $95,000, or 5.7%, from 2008 to 2009 and decreased $394,000, or 19.1%, from 2007 to 2008.

Non-interest Expense

The following table sets forth the non-interest expenses for the periods indicated:

	For the Year Ended December 31,
	2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$17,804	38.65%	$23,726	42.88%	$25,650	53.77%
Occupancy	4,876	10.58	4,480	8.10	4,176	8.75
Furniture, fixtures, and equipment	2,410	5.23	2,103	3.80	2,072	4.34
Data processing	2,280	4.95	2,169	3.92	2,062	4.32
Legal fees	1,087	2.36	2,203	3.98	1,493	3.13
Accounting and other professional fees	1,629	3.54	1,362	2.46	1,730	3.63
Business promotion and advertising	1,426	3.10	1,900	3.43	2,390	5.01
Stationery and supplies	526	1.14	560	1.01	553	1.16
Telecommunications	672	1.46	757	1.37	637	1.34
Postage and courier service	359	0.78	789	1.43	738	1.55
Security service	1,038	2.25	1,131	2.04	1,031	2.16
Regulatory assessment	3,435	7.46	1,265	2.29	765	1.60
KEIC litigation settlement	—	0.00	7,522	13.59	—	0.00
OREO related expenses	1,910	4.14	3	0.01	—	0.00
Impairment of goodwill and intangible asset	1,413	3.07	—	0.00	—	0.00
Other operating expenses	5,205	11.29	5,365	9.69	4,410	9.24

Total noninterest expense	$46,070	100.00%	$55,335	100.00%	$47,707	100.00%

As a percentage of average earning assets		2.28%		2.82%		2.64%
Efficiency ratio		61.26%		69.09%		53.13%

Non-interest expense decreased $9.3 million, or 16.7 % from 2008 to 2009 and increased $7.6 million, or 16.0% from 2007 to 2008. The 2009 decrease in non-interest expense was mainly due to the reduction in salaries and employee benefits of $5.9 million offset by the increase in regulatory assessment expenses of $2.2 million, OREO related expenses of $1.9 million and impairment charges of goodwill and intangible asset of $1.4 million. The non-recurring KEIC litigation settlement expense of $7.5 million incurred in 2008 also contributed to the decrease in non-interest expense in 2009. The 2008 increase in non-interest expense was mainly due to the KEIC litigation settlement expense of $7.5 million. As a result, non-interest expense as a percentage of average earning assets decreased to 2.28% in 2009, compared to 2.82% and 2.64% for 2008 and 2007, respectively.

The efficiency ratio, defined as the ratio of non-interest expense to the sum of net interest income before provision for loan losses and non-interest income, was 61.3% for the year ended December 31, 2009, compared to 69.1% and 53.1% for the years ended December 31, 2008 and 2007, respectively. The decrease in the efficiency ratio from 2008 to 2009 was a result of the increase in non-interest expense due primarily to OTTI charges and KEIC settlement expenses in 2008 (as discussed in Note 13 to the consolidated financial statements), combined with the decrease in net interest income before provision for loan losses in 2009. The increase in the efficiency ratio from 2007 to 2008 was a result of the increase in non-interest expense due primarily to KEIC settlement expenses in 2008, combined with the decrease in net interest income before provision for loan losses in 2008.

Salaries and employee benefits decreased $5.9 million, or 25.0%, from 2008 to 2009, and $1.9 million, or 7.5%, from 2007 to 2008. The decrease in 2009 was mainly due to reduction in the number of employees throughout the year and reduction in performance compensation and certain benefit expenses. The number of total full-time equivalent employees decreased from 311 to 265 during 2009. The decrease in 2008 was mainly due to reduction in the number of employees throughout the year and reduction in performance compensation. The number of total full-time equivalent employees decreased from 363 to 311 during 2008.

Occupancy expense increased $396,000, or 8.8%, from 2008 to 2009, and $304,000, or 7.3%, from 2007 to 2008. The increases in 2009 and 2008 were due mainly to an increase in rent, property insurance and amortization of tenant improvements. The Company opened a new branch in Diamond Bar, California in March 2008.

Data processing expense increased $111,000, or 5.1%, from 2008 to 2009, and $107,000, or 5.2%, from 2007 to 2008. The increase in 2008 was due to the opening of new branches in 2008 and 2007.

Legal fees decreased $1.1 million, or 50.7%, from 2008 to 2009, and increased $710,000, or 47.6%, from 2007 to 2008. The decrease in legal fees from 2008 to 2009 and the increase in legal fees from 2007 to 2008 were due primarily to KEIC litigation activities prior to the settlement in August of 2008.

Accounting and other professional service fees increased $267,000, or 19.6%, from 2008 to 2009, and decreased $368,000, or 21.3%, from 2007 to 2008. The increase in 2009 was due to additional services provided relating to extended SEC filings and SEC Staff letter responses during the year. The decrease in 2008 was due to management’s effort on cost containment throughout the year.

Business promotion and advertising expense decreased by $474,000, or 24.9%, from 2008 to 2009, and by $490,000, or 20.5%, from 2007 to 2008. The 2008 and 2009 decreases were the result of management’s effort to contain promotion and advertisement expenses to cope with the slow economy and reduced loan origination activities.

Regulatory assessment expense increased $2.2 million, or 171.5%, from 2008 to 2009, and $500,000, or 65.4%, from 2007 to 2008. The increases were due to the FDIC’s rate increase and one-time special assessment in 2009 (see the related discussion in Item 1, Business—Deposit Insurance) and a steady increase in customer deposits.

OREO related expenses increased to $1.9 million in 2009 from virtually none in 2008 due to the increase in acquired properties during the year. The Company acquired 7 properties during the year and held 5 properties at December 31, 2009.

Impairment of goodwill and intangible asset of $1.4 million was recognized in 2009 due to weakened market conditions and the adverse economic conditions which had a negative impact on the Company’s valuation.

Provision for Income Taxes

For the years ended December 31, 2009, 2008 and 2007, the income tax (benefit) provision was $(5.8) million, $(1.6) million and $13.6 million, representing effective tax rates of approximately (12.1)%, (115.4)% and 38.3%, respectively. The primary reasons for the difference from the statutory federal tax rate of 35.0% for 2009, 2008 and 2007 are the reductions related to tax advantaged investments in low-income housing, municipal obligations, dividend exclusions, treatment of share-based payments amortization, increase in cash surrender value of bank owned life insurance, and California enterprise zone interest deductions and hiring credits, whereas, for 2009, valuation allowance contributed to the difference in addition to the elements described above.

The Company generally reduces taxes utilizing the tax credits from investments in the low-income housing projects. However, none of such credit was utilized for the year ended December 31, 2009 compared to $1.2 million and $744,000 for the years ended December 31, 2008 and 2007, respectively. The Company’s net deferred tax asset increased significantly during 2009 and 2008 due primarily to increases in the allowance for loan losses. To the extent that the allowance for loan losses is not allocable to specific loans, it represents future tax benefits which would be realized when actual charge-offs are made against the allowance. As a result of the loss incurred during 2009, management has assessed, by year, the future reversal of all temporary differences to determine which deductions would be available to carry back to tax years with taxable income or could be utilized by projected future taxable income. As a result of this analysis, management has determined that a portion of the Company’s net deferred tax asset does not meet the more likely than not criteria for realization. Accordingly, the Company has recorded a valuation allowance of $16.3 million. The net deferred tax asset valuation allowance includes a valuation allowance for capital losses, established in 2008, due to the uncertainty surrounding the realization of the benefits of these losses that may result from future capital gain.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns. The Company’s deferred tax assets were $11.6 million as of December 31, 2009 and $19.9 million as of December 31, 2008. As of December 31, 2009, the Company’s deferred tax assets were primarily due to the allowance for loans losses and impairment losses on securities available for sale.

Financial Condition

Summary

Total assets increased by $136.2 million, or 6.6%, to $2.19 billion at December 31, 2009 compared to $2.06 billion at December 31, 2008. The increase in total assets was mainly due to a $187.7 million increase in investment securities and a $134.6 million increase in cash and cash equivalents offset by a $200.2 million reduction in net loans. Net loans (including loans held for sale), investment securities, and money market and short-term investments as a percentage of total assets were 67.5%, 17.6% and 2.4%, respectively, as of December 31, 2009, as compared to 81.6%, 9.6% and 0.1%, respectively, as of December 31, 2008.

Total assets decreased by $24.1 million, or 1.2%, to $2.06 billion at December 31, 2008 compared to $2.08 billion at December 31, 2007. The decrease in total assets was mainly due to a $110.3 million reduction in net loans offset by a $43.0 increase in investment securities and a $29.9 million increase in cash and cash equivalents. Net loans (including loans held for sale), investment securities, and money market and short-term investments as a percentage of total assets were 81.6%, 9.6% and 0.1%, respectively, as of December 31, 2008, as compared to 86.0%, 8.6% and 0.1%, respectively, as of December 31, 2007.

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

As of December 31, 2009 and 2008, gross loans represented 70.2% and 83.6%, respectively, of total assets. The largest volume decreases among loan categories in 2009 were commercial real estate, real estate construction, commercial business and trade finance loans, which decreased $127.0 million, $41.0 million, $39.1 million, and $24.2 million, respectively. The decrease in the loan portfolio was mainly the result of management’s decision to de-leverage the balance sheet through sales of commercial real estate loans during the year. The sales gave the Company an opportunity to balance the concentrations in the loan portfolio. The loan portfolio composition table below reflects the gross and net amounts of loans outstanding as of December 31 of each year from 2005 to 2009.

As of December 31, 2009, no single industry or business category represented more than 10% of the loan portfolio. The Company also monitors the diversification of collateral of the real estate loan portfolio by area, by type of building, and by the type of building usage.

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	As of December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$21,014	1.4%	$61,983	3.6%	$68,143	3.8%	$43,508	2.8%	$4,713	—%
Commercial(15)	1,007,794	65.5	1,134,793	66.0	1,197,104	66.0	1,042,562	66.9	776,725	62.9
Commercial	295,289	19.2	334,350	19.4	310,962	17.2	277,296	17.8	243,052	19.7
Trade Finance(16)	39,290	2.6	63,479	3.7	66,964	3.7	66,925	4.3	90,370	7.3
SBA(17)	49,933	3.2	37,027	2.2	70,517	3.9	50,606	3.2	49,070	4.1
Other(18)	50,037	3.3	27	—	26	—	115	—	1,473	0.1
Consumer	75,523	4.8	88,396	5.1	98,943	5.4	77,567	5.0	71,499	5.9

Total Gross Loans	1,538,880	100.0%	1,720,055	100.0%	1,812,659	100.0%	1,558,579	100.0%	1,236,902	100.00%

Less:
Allowance for Losses	58,543		38,172		20,477		17,412		13,871
Deferred Loan Fees	331		1,359		1,847		2,347		1,595
Discount on SBA Loans Retained	864		1,184		700		1,644		2,287

Total Net Loans and Loans Held for Sale	$1,479,142		$1,679,340		$1,789,635		$1,537,176		$1,219,149

[1][5]	Real estate commercial loans are loans secured by first deeds of trust on real estate.
[1][6]	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.
[1][7]

Includes SBA loans held for sale of $23.3 million, $9.9 million, $41.5 million, $18.5 million and $12.7 million, at the lower of cost or fair value, at December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

[1][8]	Consists of term fed funds sold for maturity of greater than 1 day, transactions in process and overdrafts.

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

The Company offers commercial real estate loans secured by industrial buildings, retail stores or office buildings, where the property’s repayment source generally comes from tenants or businesses that fully or partially occupy the building. When real estate collateral is owner-occupied, the value of the real estate collateral must be supported by a formal appraisal in accordance with applicable regulations, subject to certain exceptions. The majority of the properties securing these loans are located in Los Angeles County and Orange County in California.

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

Commercial real estate loans are, in most cases, secured by first deeds of trust, generally for terms extending generally no more than seven years, and are amortized over periods of up to 25 years. The majority of the commercial real estate loans currently being originated contain interest rates tied to the Company’s prime rate that adjusts with changes in the national prime rate. The Company also extends commercial real estate loans with fixed rates.

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

As of December 31, 2009, commercial real estate loans totaled $1.0 billion, representing 65.5% of total loans, compared to $1.1 billion or 66.0% of total loans at December 31, 2008. The percentage of commercial real estate loans to total loans in 2008 remained similar even with a reduction in the balance due to the overall decrease in total loans as compared to 2008.

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

Real estate construction loans totaled $21.0 million or 1.4% of total loans and $62.0 million or 3.6% of total loans at December 31, 2009 and 2008, respectively. The Company’s real estate construction portfolio varies from year to year as management is selective in financing construction projects given the unique credit risk associated with these types of loans and the timing of the completion of construction and associated loan payoffs.

Commercial Business Loans. The Company offers commercial loans for intermediate and short-term credit. Commercial loans may be unsecured, partially secured or fully secured. The majority of the originations of commercial loans are in Los Angeles County or Orange County, California. The Company originates commercial business loans to facilitate term working capital and to finance business acquisitions, fixed asset purchases, accounts receivable and inventory financing. These term loans to businesses generally have terms of up to five years, have interest rates tied to the Company’s prime rate and may be secured in whole or in part by owner- occupied real estate or time deposits at the Company. For a term loan, the Company typically requires monthly payments of both principal and interest. In addition, the Company grants commercial lines of credit to finance accounts receivable and inventory on a short-term basis, usually one year or less. Short-term business loans are generally intended to finance current transactions and typically provide for principal payments with interest payable monthly. The Company requires a complete re-analysis before considering any extension. The Company finances primarily small and middle market businesses in a wide spectrum of industries. In general, it is the Company’s intent to take collateral whenever possible regardless of the purpose of the loan. Collateral may include liens on inventory, accounts receivable, fixtures and equipment and in some cases leasehold improvements and real estate. As a matter of policy, the Company generally requires all principals of a business to be co-obligors on all loan instruments, and all significant shareholders of corporations to execute a specific debt guaranty. All borrowers must demonstrate the ability to service and repay not only the debt with the Company but also all outstanding business debt, exclusive of collateral, on the basis of historical earnings or reliable projections.

Commercial loans typically involve relatively large loan balances and are generally dependent on the businesses’ cash flows and thus may be subject to adverse conditions in the general economy or in a specific industry.

As of December 31, 2009 and 2008, commercial business loans totaled $295.3 million and $334.4 million, respectively. Commercial business loans decreased slightly as a percentage of total loans to 19.2% at December 31, 2009 from 19.4% at December 31, 2008.

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

As of December 31, 2009, trade finance loans totaled $39.3 million, compared to $63.5 million as of December 31, 2008. While management continues efforts to increase the Company’s Asia Pacific trade, the Company has experienced significant and increasing competition for such loans from larger financial institutions and peer banks. These loans as a percentage of total loans decreased to 2.6% at December 31, 2009 as compared to 3.7% at December 31, 2008.

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

During 2009 and 2008, the Company originated $20.8 million, and $39.9 million, respectively, in SBA loans. No SBA loans were sold in 2009 as compared to sales of $42.1 million of SBA loans in 2008. The Company usually sells the guaranteed portion of the SBA loans and retains the loan servicing obligation, for a fee. The primary reason for the decrease was the lower premiums due to less activity in the secondary market for SBA loans. As of December 31, 2009, the Company was servicing $113.0 million of sold SBA loans, compared to $131.2 million as of December 31, 2008. SBA loans as a percentage of total loans increased to 3.2% in 2009 as compared to 2.2% in 2008 primarily due to the origination of SBA loans without sales in 2009.

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

Consumer loans decreased to 4.8 % as of December 31, 2009 as compared to 5.1% of total loans as of December 31, 2008. Automobile loans are the largest component of consumer loans, representing 45% and 57% of total consumer loans as of December 31, 2009 and 2008, respectively.

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the maturity distribution of the Company’s outstanding loans as of December 31, 2008. In addition, the table shows the distribution of such loans with floating interest rates and those with fixed interest rates. The table includes nonperforming loans of $63.5 million.

	As of December 31, 2009
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Real Estate
Construction	$17,162	$3,852	$—	$21,014
Commercial	487,198	491,784	28,812	1,007,794
Commercial Consumer	181,342	109,215	4,732	295,289
Trade Finance(19)	39,290	—	—	39,290
SBA	13,566	27,254	8,249	49,069
Consumer and other(20)	97,476	26,513	1,571	125,560

Total	$836,034	$658,618	$43,364	$1,538,016

Loans with predetermined (fixed) interest rates	$446,693	$343,435	$15,935	$806,063
Loans with variable (floating) interest rates	$389,342	$315,182	$27,429	$731,953

[19]	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted and documentary negotiable advances under commitments.
[2][0]	Other consists of term Fed Funds sold for maturity of greater than 1 day, transactions in process and overdrafts.

Nonperforming Assets

Nonperforming assets are defined as loans on non-accrual status, loans 90 days or more past due but not on non-accrual status, Other Real Estate Owned (“OREO”), and Troubled Debt Restructurings (“TDR”). TDRs are considered non-performing assets for regulatory purposes even though they are fully performing, and they are required to be disclosed in the following table. Performing TDRs of $4.4 million at December 31, 2009 are not considered nonperforming assets for purposes of computing the ratio of nonperforming assets as a percentage of total gross loans and OREO. Management generally places loans on non-accrual status when they become 90 days past due, unless they are both fully secured and in process of collection. OREO consists of real property acquired through foreclosure or similar means that management intends to offer for sale. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms, where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full.

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

The Company owned five OREO properties at December 31, 2009 compared to none at December 31, 2008. The Company records the property at the lower of its carrying value or its fair value less anticipated disposal costs. Any write-down of OREO is charged to earnings. The Company may make loans to potential buyers of OREO to facilitate the sale of OREO. In those cases, all loans made to such buyers must be reviewed under the same guidelines as those used for making customary loans, and must conform to the terms and conditions consistent with the Company’s loan policy. Any deviations from this policy must be specifically noted and reported to the appropriate lending authority. Profit on real estate sales transactions shall not be recognized by the full accrual method until all of the following criteria are met:

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

The restructuring of a debt is considered a TDR when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise grant. TDRs may include changing repayment terms, reducing the stated interest rate or reducing the amounts of principal and/or interest due or extending the maturity date. The restructuring of a loan is intended to recover as much of the Company’s investment as possible and to achieve the highest yield possible. At December 31, 2009 and 2008, TDRs amounted to $27.1 million and $0, respectively.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans:
Construction - Real Estate	$8,441	$1,951	$—	$—	$1,632
Commercial - Real Estate	42,678	13,128	—	—	—
Commercial	8,290	2,272	1,775	1,502	598
Trade Finance	1,498	1,196	—	—	—
SBA	2,207	1,538	4,033	1,330	600
Consumer	339	369	457	429	113

Total nonperforming loans	63,453	20,454	6,265	3,261	2,943
Other real estate owned	4,278	—	380	—	—

Total nonperforming assets	67,731	20,454	6,645	3,261	2,943
SBA guaranteed portion of nonperforming loans	2,816	2,110	2,740	973	271

Total nonperforming assets, net of SBA guarantee	$64,915	$18,344	$3,905	$2,288	$2,672

Performing TDR’s not included above	$4,414	$—	$—	$—	$—

Nonperforming loans as a percent of total gross loans(22)	4.12%	1.19%	0.35%	0.21%	0.24%
Nonperforming assets as a percent of total gross loans and other real estate owned(21)(22)	4.39%	1.19%	0.37%	0.21%	0.24%
Allowance for loan losses to nonperforming loans(22)	92.26%	186.62%	326.85%	534.00%	471.00%

[21]	The TDRs are not included in nonperforming assets for purposes of computing the ratio of nonperforming assets as a percentage of total gross loans and OREO.
[2][2]	SBA guaranteed portion of nonperforming loans is included in all ratios.

Nonperforming loans totaled $63.5 million at December 31, 2009, an increase of $46.5 million as compared to $20.5 million at December 31, 2008. Nonperforming loans as a percentage of total loans increased to 4.12% at December 31, 2009 as compared to 1.19% at December 31, 2008. Gross interest income of approximately $3.8 million would have been recorded for the year ended December 31, 2009 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination. The increase in 2009 resulted primarily from the increases in nonperforming commercial real estate loans, construction loans and commercial business loans during the year due to a weakening economy. The increase in nonperforming commercial real estate loans was due to the deterioration in the overall economy and its adverse impact on the commercial real estate market in Southern California. At December 31, 2009, SBA non-accrual loans represented 7.5% of total nonperforming loans. The guaranteed portion of nonperforming SBA loans of $2.8 million consists of $1.0 million of SBA loans and $1.8 million of trade finance loans under the Export Working Capital Program (“EWCP”) through which a 75% guarantee is provided by SBA. At December 31, 2009, total nonperforming assets were $64.9 million, net of the SBA guaranteed portion, representing 4.16% of total loans and other real estate owned.

Nonperforming loans totaled $20.5 million at December 31, 2008, an increase of $14.2 million as compared to $6.3 million at December 31, 2007. Nonperforming loans as a percentage of total loans increased to 1.19% at December 31, 2008 as compared to 0.35% at December 31, 2007. The increase in 2008 resulted primarily from the increases in nonperforming commercial real estate loans and construction loans during the year due to a weakening economy. The increase in the nonperforming commercial real estate loans was mainly due to two loans which were for a retail shopping center in the Inland Empire and an assisted living center in Pasadena, both in California. At December 31, 2008, SBA non-accrual loans represented 7.5% of total nonperforming loans. The guaranteed portion of nonperforming SBA loans of $2.1 million consists of $287,000 of SBA loans and $1.8 million of trade finance loans under the Export Working Capital Program (“EWCP”) through which a 75% guarantee is provided by SBA. At December 31, 2008, total nonperforming assets, net of the SBA guaranteed portion, were $18.3 million, representing 1.19% of total loans and other real estate owned.

The following table provides information on impaired loans for the periods indicated:

	As of December 31,
	2009	2008
	(Dollars in thousands)
Impaired loans with specific reserves	$22,045	$44,001
Impaired loans without specific reserves	55,058	17,429

Total impaired loans	77,103	61,430
Allowance on impaired loans	(2,656)	(12,467)

Net recorded investment in impaired loans	$74,447	$48,963

	For the year ended December 31,
	2009	2008
Average total recorded investment in impaired loans	$91,244	$9,568

Interest income recognized on impaired loans	$603	$152

Interest income recognized on impaired loans on a cash basis	$590	$142

Loans are considered impaired when it is probable that the Company will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest payments and contractual principal payments. The amount of impairment is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Loans are identified for specific allowances from information provided by several sources including asset classification, third party reviews, delinquency reports, periodic updates to financial statements, public records, and industry reports. All loan types are subject to impairment evaluation for a specific allowance once identified as impaired. During the second half of 2008 and throughout 2009, the decline in the overall economy was a major contributor to the increase in impaired loans. As of December 31, 2009, impaired loans with specific reserves in the amount of $22.0 million were primarily comprised of commercial real estate loans of $16.8 million and construction real estate loans of $4.1 million with specific reserves of $1.9 million and $0.5 million, respectively. Specific reserves of each type of loans represented 11.3% and 13.2% of impaired loans in the respective type of loans. Total specific reserves of $2.7 million represented 12.0% of total impaired loans with specific reserves of $22.0 million.

Allowance for Loan Losses

The following table sets forth the composition of the allowance for loan losses as of dates indicated:

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Specific (impaired loans)	$2,656	$12,467	$100	$329	$41
Formula (non-homogeneous)	55,539	25,122	19,867	16,621	13,481
Homogeneous	348	583	510	462	349

Total allowance for loan losses	$58,543	$38,172	$20,477	$17,412	$13,871

The Company’s allowance for loan loss methodologies incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in the Company’s markets and, in particular, the state of certain industries. Size and complexity of individual credits, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in its methodologies. As the Company adds new products, increases the complexity of the loan portfolio, and expands its geographic coverage, the Company will enhance the methodologies to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have significant impact to the allowance for loan loss calculation. The Company believes that its methodologies continue to be appropriate given its size and level of complexity.

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

Allowance for Specifically Identified Problem Loans. A specific allowance is established for impaired loans. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The specific allowance is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. The Company measures impairment based on the fair value of the collateral, adjusted for the cost related to liquidation of the collateral.

Formula Allowance for Identified Graded Loans. Non-homogenous loans such as commercial real estate, construction, commercial business, trade finance and SBA loans that are not subject to the allowance for specifically identified loans discussed above are reviewed individually and subject to a formula allowance. The formula allowance is calculated by applying loss factors to outstanding Pass, Special Mention, Substandard and Doubtful loans. The evaluation of the inherent loss for these loans involves a high degree of uncertainty, subjectivity and judgment because probable loan losses are not identified with a specific loan. In determining the formula allowance, the Company relies on a mathematical calculation that incorporates a six-quarter rolling average of historical losses, which has been adjusted from the twelve quarter analysis used historically. The Company started using the six-quarter rolling average beginning in the fourth quarter of 2008 to better reflect directional consistency in its allowance for loan losses, instead of the twelve-quarter rolling average that the Company had been historically applying. As a result, the two most recent quarters were weighted at 65% of the total loss factor as compared to 39% under the previous methodology. This shortening of the historical period is believed to properly reflect the current market environment and the loss trends in the loan portfolio. Current quarter losses are measured against previous quarter loan balances to develop the loss factor. Loans risk rated Pass, Special Mention and Substandard for the most recent three quarters are adjusted to an annual basis as follows:

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

Allowance for Large Groups of Smaller Balance Homogenous Loans. The portion of the allowance allocated to large groups of smaller balance homogenous loans is focused on loss experience for the pool rather than on an analysis of individual loans. Large groups of smaller balance homogenous loans mainly consist of consumer loans to individuals. The allowance for groups of performing loans is based on historical losses over a six-quarter period. In determining the level of allowance for delinquent groups of loans, the Company classifies groups of homogenous loans based on the number of days delinquent and other qualitative factors and trends.

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated.

	As of and For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balances
Average total loans outstanding during the period(23)	$1,637,703	$1,800,972	$1,656,842	$1,356,169	$1,123,880

Total loans outstanding at end of period(23)	$1,537,685	$1,717,511	$1,810,112	$1,554,588	$1,234,615

Allowance for Loan Losses:
Balance at beginning of period before reserve for losses on commitments at beginning of period	$38,172	$20,477	$17,412	$13,871	$11,227
Loan:
Charge-offs:
Real estate
Construction	6,844	402	—	—	—
Commercial	23,742	319	—	258	—
Commercial	23,795	4,403	2,725	1,635	623
Consumer	1,599	2,040	218	333	227
Trade finance	911	1,144	—	—	—
SBA	941	581	609	473	37

Total loan charge-offs	57,832	8,889	3,552	2,699	887

Recoveries
Real estate
Construction	—	—	—	424	—
Commercial	—	—	—	—	—
Commercial	269	128	34	43	102
Consumer	394	131	72	101	12
Trade finance	1	12	—	—	23
SBA	67	135	17	6	24

Total recoveries	731	406	123	574	161

Net loan charge-offs	57,101	8,483	3,429	2,125	726

Provision for loan losses	77,472	26,178	6,494	5,666	3,370

Balance at end of period	$58,543	$38,172	$20,477	$17,412	$13,871

Ratios:
Net loan charge-offs (recoveries) to average loans	3.49%	0.47%	0.21%	0.16%	0.06%
Provision for loan losses to average total loans	4.73	1.45	0.39	0.42	0.30
Allowance for loan losses to gross loans at end of period	3.81	2.22	1.13	1.12	1.12
Allowance for loan losses to total nonperforming loans	92.26	186.62	326.85	534.00	471.00
Net loan charge-offs (recoveries) to allowance for loan losses at end of period	97.54	22.22	16.75	12.20	5.23
Net loan charge-offs (recoveries) to provision for loan losses	73.71	32.41	52.80	37.50	21.54

[2][3]	Net of deferred loan fees and discount on SBA loans sold.

The process of assessing the adequacy of the allowance for loan losses involves judgmental discretion, and eventual losses may therefore differ from the most recent estimates. Further, the Company’s independent loan review consultants, as well as the Company’s external auditors, the FDIC and the California Department of Financial Institutions review the allowance for loan losses as an integral part of their examination process. In addition, a special loan review was performed by an independent third party as part of the Company’s capital raising efforts.

The balance of the allowance for loan losses increased to $58.5 million as of December 31, 2009 compared to $38.2 million as of December 31, 2008. This increase was mainly due to the higher credit risk, based on the management’s assessment, inherent in the portfolio resulting from the weak economy as indicated by the increases in charge-offs and nonperforming loans.

Total charge-offs increased to $57.8 million for 2009 from $8.9 million for 2008. Charge-offs for 2009 were primarily in the following industries: real estate development for 46.2%, general merchandise wholesalers for 16.5%, hospitality for 11.9%, and others including restaurants and retail business for 25.4%. The Company continued to provide loan loss provisions to adequately address the inherent credit risk in the loan portfolio as of December 31, 2009. The Company provides an allowance for the credits based on the migration analysis and other qualitative factors and trends. The ratio of the allowance for loan losses to nonperforming loans decreased to 96% at December 31, 2009 as compared to 187% and 327% in 2008 and 2007, respectively.

Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. As of December 31, 2009, management believes the allowance to be adequate based on its assessment of the estimated and known risks in the portfolio, migration analysis of charge-off history and other qualitative factors and trends.

However, no assurance can be given that economic conditions, which adversely affect the Company’s service areas or other circumstances, will not result in an increase in the loan loss provision or loan losses. Nonperforming assets were $67.7 million as of December 31, 2009 compared to $20.5 million as of December 31, 2008. The 2009 increase was primarily due to the weakening economic trends in our markets.

The provision for loan losses in 2009, 2008, and 2007 was $77.5 million, $26.2 million and $6.5 million, respectively. The increase in 2009, 2008 and 2007 was due to the increasing credit risk inherent in the loan portfolio. Total charge-offs in 2009, 2008 and 2007 were $57.8 million, $8.9 million and $3.6 million, respectively. There were twelve charge-offs of more than $1.0 million representing $34.0 million, or 43.9% of total charge-offs in 2009 compared to one charge-off of more than $1.0 million representing 11.1% of total charge-offs in 2008. Net charge-offs were $57.1 million, $8.5 million and $3.4 million in 2009, 2008 and 2007, respectively.

Allocation of Allowance for Loan Losses

The following table provides a breakdown of the allowance for loan losses by category as of the dates indicated:

	As of December 31,
	2009		2008		2007		2006		2005
	(Dollars in thousands)
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
Real Estate
Construction	$949	1.4%	$6,913	3.6%	$807	3.8%	$422	2.8%	$332	0.4%
Commercial	36,655	65.5	16,338	66.0	12,781	66.0	10,457	66.9	8,131	62.8
Commercial	16,064	19.2	11,185	19.4	4,192	17.2	3,795	17.8	3,199	19.7
Trade Finance	1,253	2.6	1,828	3.7	790	3.7	762	4.3	943	7.3
SBA	1,683	3.2	731	2.2	943	3.9	1,190	3.2	535	4.0
Other	—	3.3	—	—	—	—	—	—	15	0.1
Consumer	1,939	4.8	1,177	5.1	964	5.4	786	5.0	716	5.7

	$58,543	100.0%	$38,172	100.0%	$20,477	100.0%	$17,412	100.0%	$13,871	100.0%

During 2009 the allowance for loan losses increased by $20.4 million or 53.4% from 2008 as compared to the increase of $17.7 million or 86.4% from 2007 to 2008. The increases in 2009 were primarily due to the increases of $20.3 million or 124.4% for commercial real estate loans, $4.9 million or 43.6% for commercial loans, $1.0 million or 130.2% for SBA loans and $0.8 million or 64.7% for consumer loans as compared to 2008. The allowance for loan losses provided by loan type at December 31, 2009 was 1.6% for construction real estate loans, 62.6% for commercial real estate loans, 27.4% for commercial loans, 2.1% for trade finance loans, 2.9% for SBA loans and 3.3% for consumer loans as compared to 18.1%, 42.8%, 29.3%, 4.89%, 1.9% and 3.1% at December 31, 2008, respectively.

The allocated allowance for construction real estate loans decreased by $6.0 million, or 86.3%, to $0.9 million at December 31, 2009, compared to $6.9 million at December 31, 2008. Real estate construction loans represented 1.4% of the loan portfolio and 1.6% of the allocated allowance for loan losses at December 31, 2009.

The allocated allowance for commercial real estate loans increased 124.4% to $36.7 million at December 31, 2009, compared to $16.3 million at December 31, 2008. Real estate commercial loans represented 65.5% of the loan portfolio and 62.6% of the allocated allowance for loan losses at December 31, 2009.

The allocated allowance for commercial business loans increased by $4.9 million, or 43.6%, to $16.1 million at December 31, 2009, compared to $11.2 million at December 31, 2008. Commercial business loans represented 19.2% of the loan portfolio and 27.4% of the allocated loan loss allowance at December 31, 2009.

The allocated allowance for trade finance loans decreased by $0.5 million, or 31.5%, to $1.3 million at December 31, 2009, compared to $1.8 million at December 31, 2008. Trade finance loans represented 2.6% of the loan portfolio and 2.1% of allocated loan loss allowance at December 31, 2009.

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

Investment Portfolio

The following table summarizes the amortized cost, fair value, and distribution of the Company’s investment securities as of the dates indicated:

	As of December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$300	$300	$299	$300	$500	$504
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	74,001	74,270	23,997	24,510	35,998	36,315
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	206,975	212,175	117,814	119,137	55,165	55,272
U.S. Government sponsored enterprise preferred stock	—	—	—	—	3,537	3,537
Corporate trust preferred securities	2,713	2,404	1,111	1,111	11,000	10,230
Mutual Funds backed by adjustable rate mortgages	4,500	4,533	4,500	4,495	4,500	4,499
Fixed rate collateralized mortgage obligations	76,533	76,745	23,511	24,280	17,041	17,228
Corporate debt securities	—	—	—	—	1,199	1,193

Total available for sale	$365,022	$370,427	$171,232	$173,833	$128,940	$128,778

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$—	$—	$3,852	$3,861	$5,327	$5,303
Municipal securities	—	—	5,009	5,018	5,605	5,658

Total held to maturity	$—	$—	$8,861	$8,879	$10,932	$10,961

Total investment securities	$365,022	$370,427	$180,093	$182,712	$139,872	$139,739

The Company’s investment securities portfolio is classified into two categories: Held-to-Maturity or Available-for-Sale. The Company had no investment securities in trading securities category for any of the reported periods. The Company classifies securities that it has the ability and intent to hold to maturity as held-to-maturity securities, to be sold only in the event of concerns with an issuer’s credit worthiness, a change in tax law that eliminates their tax-exempt status, or other infrequent situations. All other securities are classified as available-for-sale. The securities classified as held-to-maturity are presented at net amortized cost and available-for-sale securities are carried at their estimated fair values.

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

The Company performs regular impairment analyses on the investment securities portfolio. If the Company determines that a decline in fair value is other-than-temporary, an impairment write-down is recognized in current earnings. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security and the Company’s ability and intent on holding the securities until the fair values recover. The securities that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2009 had investment grade ratings upon purchase. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at December 31, 2009. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, the Company has the ability and the intention to hold these securities until their fair values recover to cost. Because the Company has the ability and the intent to hold these investments until recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

The Company owns one collateralized debt obligation (“CDO”) security that is backed by trust preferred securities (“TRUPS”) issued by banks and thrifts. The Company recognized an OTTI impairment during 2008 of $9.9 million to reduce the CDO TRUPS to fair value of $1.1 million at December 31, 2008. As of April 1, 2009, the noncredit related portion of the previous OTTI of $1.6 million was reinstated to the amortized cost of the security. At December 31, 2009, the fair value of the security was $2.4 million due to the decline in the fair value which is considered temporary. The methodologies for measuring fair value of this security are discussed in Note 18 to the consolidated financial statements.

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

The Moody’s Analytics Discounted Cash flow Valuation analysis uses 3-month London Inter-Bank Offered Rate (“LIBOR”) + 300 basis points as a discount rate (to reflect illiquidity—the credit component of the discount rate is embedded in the credit analysis). Approximating the appropriate yield premium for the illiquidity of a CDO TRUPS security has proved to be difficult and management found it more useful to measure the price impact for this illiquidity discount. The table below illustrates this.

Maturity	Modified Duration	Price impact in percentage for basis point shown
		100 bp	200 bp	300 bp	400 bp
10 yr	8.58	9%	17%	26%	34%
20 yr	14.95	15%	30%	45%	60%
30 yr	19.69	20%	39%	59%	79%

There are three maturity assumptions since the final maturity on the CDO TRUPS securities can be no longer than thirty years but may be less than that as well. From the percentage impact in the 300 basis points column, an illiquidity discount of 300 basis points seems to be sufficient and reasonable based on management’s opinion in consideration of current market conditions. The maturity date on the Company’s CDO TRUPS security is October 3, 2032 and that would put the price impact for illiquidity at a 45% to 59% discount as of December 31, 2009.

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

In addition to the fair value computation of Moody’s Analytics, the Company considers additional factors to determine any OTTI for the CDO TRUPS security including review of trustee reports, monitoring of “break in yield” tests, analysis of current defaults and deferrals and the expectation for future defaults and deferrals. The Company reviews the key financial characteristics for individual issuers (commercial banks or thrifts) in the CDO TRUPS security and tracked issuer participation in the U.S. Treasury Department’s Capital Purchase Program (“CPP”). Also, the Company considers capital ratios, leverage ratios, nonperforming loan and nonperforming asset ratios, in addition to the review of changes to the credit ratings. The credit ratings of the Company’s CDO TRUPS security are “Ca” (Moody’s) and “CC” (Fitch) as of December 31, 2009.

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

The Company did not experience an adverse change in cash flows. Furthermore, the CDO TRUPS security experienced no credit ratings deterioration during the third quarter from the prior quarter. As such, based on all of these factors, the Company determined that there was no OTTI adjustment in the fourth quarter. The risk of future OTTI will be highly dependent upon the performance of the underlying issuers. The Company does not have the intention to sell and does not believe it will be required to sell the CDO TRUPS security.

As of December 31, 2009, investment securities totaled $370.4 million or 16.9% of total assets, compared to $182.7 million or 8.9% of total assets at December 31, 2008. The increase in the investment portfolio was primarily due to growth in U.S. agency debentures and government sponsored entities mortgage-backed securities of $187.7 million and part of the Company’s strategy to mitigate interest rate risk, assist in meeting pledge requirements, credit risk diversification, and to increase liquidity.

As of December 31, 2009, available-for-sale securities totaled $370.4 million, compared to $173.8 million as of December 31, 2008. Available-for-sale securities as a percentage of total assets increased to 16.9% as of December 31, 2009 from 8.5% as of December 31, 2008. Held-to-maturity securities decreased to $0 as of December 31, 2009, from $8.9 million as of December 31, 2008. The Company sold $4.7 million (at book value) of its municipal holdings in the held-to-maturity category and reclassified the remaining $3.8 million (at fair value) to available-for-sale category during the first quarter of 2009. The composition of available-for-sale and held-to-maturity securities was 100.0% and 0% as of December 31, 2009, compared to 95.1% and 4.9% as of December 31, 2008, respectively. For the year ended December 31, 2009, the yield on the average investment portfolio was 3.90%, representing a decrease of 95 basis points as compared to 4.85% for 2008.

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

As of December 31, 2009, the Company had total fair value of $83.3 million of securities with unrealized losses of $1.0 million as compared to total fair value of $33.3 million and unrealized losses of $0.7 million at

December 31, 2008. At December 31, 2009, the market value of securities which have been in a continuous loss position for 12 months or more totaled $3.3 million, with an unrealized loss of $323,000 compared to $7.6 million with an unrealized loss of $276,000 at December 31, 2009 and 2008, respectively.

The following table summarizes, as of December 31, 2009, the contractual maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

	Within one Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	$5,385	4.71%	$69,185	2.10%	$—	—%	$—	—%	$74,570	2.29%
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	—	—	2,541	4.68	42,310	3.73	167,324	4.05	212,175	3.99
U.S. Government sponsored enterprise preferred stock	—	—	—	—	—	—	—	—	—	—
Corporate trust preferred securities	—	—	—	—	—	—	2,404	11.33	2,404	11.33
Mutual Funds backed by adjustable rate mortgages	4,533	3.64	—	—	—	—	—	—	4,533	3.64
Fixed rate collateralized mortgage obligations	—	—	—	—	14,157	2.51	62,588	3.51	76,745	3.33
Corporate debt securities	—	—	—	—	—	—	—	—	—	—

Total available for sale	$9,918	4.22%	$71,726	2.19%	$56,467	3.43%	$232,316	3.98%	$370,427	3.56%

Total investment securities	$9,918	4.22%	$71,726	2.19%	$56,467	3.43%	$232,316	3.98%	$370,427	3.56%

Interest Earning Short-Term Investments

The Company invests its short-term excess available funds in overnight Fed Funds and money market funds. As of December 31, 2009 and 2008, the Company had $145.8 million and $50.4 million, respectively, invested in overnight Fed Funds. As of December 31, 2009 and 2008, the amounts invested in money market funds and interest-bearing deposits in other banks were $2.6 million and $2.6 million, respectively. The investment in Fed Funds averaged $181.0 million and $6.1 million for the year ended December 31, 2009 and 2008, respectively. Interest earned on these funds resulted in effective yields of 0.23% and 1.71% in 2009 and 2008, respectively.

Other Assets

The Company’s investment in the FHLB stock totaled $15.6 million and $15.6 million as of December 31, 2009 and 2008, respectively. FHLB stock is required in order to utilize a borrowing facility when needed. The Company did not purchase any additional FHLB stock in 2009 whereas the Company purchased $1.6 million of additional shares during 2008 due to the FHLB’s membership stock requirement for its member banks based on the member’s December 31 regulatory financial data and on current advances outstanding.

Member banks own investments in stocks issued by the FHLB. The FHLBs are government-sponsored entities (“GSE”). In January 2009 the FHLB suspended the payment of stock dividends starting from the first quarter of 2009 and temporarily ceased to repurchase excess capital stock. However, the Company received cash dividends during the fourth quarter of 2009 and the first quarter of 2010.

Federal Home Loan Bank stock is recorded at cost and is periodically reviewed for impairment based on the ultimate recovery of par value. No ready market exists for the FHLB stock and is only redeemable by the FHLB. It has no quoted market value and is carried at cost. The cost approximates fair market value based upon the redemption requirements of the FHLB, and this investment is not considered impaired at December 31, 2009.

However, stricter capital requirements for the FHLB system could adversely impact the value of the FHLB stock in the future.

When evaluating FHLB stock for impairment, its value should be determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. In summary,

1)	A decline in market values of the FHLBs’ assets does not necessarily equate to an economic decline in net assets. The focus is on economic losses rather than market losses, which Moody’s notes can be absorbed.

2)	FHLBs are meeting their debt obligations. Although the responsibility to repay debt may be shared among FHLBs in the event that one FHLB cannot pay, to date, an FHLB has never been required to pay the consolidated obligation of another FHLB.

3)	With the exception of the Housing Act, enacted July 20, 2008, there are no pending legislative or regulatory changes that would impact the customer base of the FHLBs.

4)	Because the FHLBs’ primary source of funds is debt obligations, the Moody’s conclusion—that the credit ratings are not expected to change—is one of the important factors to consider. There has been a preference in the market for shorter-term, high-quality investments, resulting in the FHLB discount notes trading at lower rates relative to LIBOR and reducing short-term funding costs. Although this investor preference for shorter-term investments has been an increase in longer-term FHLB debt costs, FHLBs have been issuing long-term debt and are obtaining funding on terms that appear to be acceptable to them. Additionally, if needed, the FHLBs have an additional source of liquidity beyond traditional debt obligations: the secured funding available to the GSEs through the U.S. Treasury. Under their lending agreements, the FHLB may borrow based on pledging eligible collateral.

Based on the observations noted above, Company has concluded that FHLB stock is not impaired at December 31, 2009 and the Company will ultimately recover the par value of the investments in this stock, which is held for long periods of time.

Pacific Coast Bankers Bank (“PCBB”) also requires its members to purchase PCBB stock. No ready market exists for the PCBB stock and is only redeemable by PCBB. The Bank holds 4,000 shares at $15 (split 10 for 1 in October 2008) and the book value of PCBB common shares as of December 31, 2009 was $29.00 per share. There has not been any adverse change in the financial position or condition of PCBB and the investment is not considered impaired at December 31, 2009.

Investments in affordable housing partnerships, totaling $11.5 million and $12.9 million as of December 31, 2009 and 2008, respectively, represent limited partnership interests owned by the Company in affordable housing projects for lower income tenants. Investments in these projects enable the Company to obtain CRA credit and federal and state income tax credits, as previously discussed in “Provision for Income Taxes.”

In addition, the Company invested $10.0 million in bank owned life insurance (“BOLI”) in December 2003. The policies were purchased from MassMutual, Midland National Life, and New York Life, and totaled $10 million at purchase. BOLI is an insurance policy with a single premium paid at policy commencement. Its initial cash surrender value is equivalent to the premium paid, and the value grows through non-taxable increases in its cash surrender value through interest earned on the policy, net of the cost of insurance plus any death benefits ultimately received by the Company. The cash surrender value of BOLI as of December 31, 2009 and 2008 was $12.4 million and $12.0 million, respectively. The Company reviews the insurance carriers annually and based on the recent assessment, the investment is not considered impaired at December 31, 2009.

Carrier ratings at 12/31/09	Moody’s	S&P	Fitch
Mass Mutual	Aa2	AA+	AAA
Midland National Life	n/a	A+	A
New York Life	Aaa	AAA	AAA

Even though BOLI and the investment in affordable housing partnerships generally enhance profitability, they are not classified as interest-earning assets.

Cash on hand and balances due from correspondent banks represent the largest component of the Company’s non-earning assets. Cash on hand and balances due from correspondent banks represented 1.6% and 2.2% of total assets at December 31, 2009 and 2008, respectively. The outstanding balance of cash and due from banks was $34.3 million and $45.1 million as of December 31, 2009 and 2008, respectively. The ratio of average cash and due from banks to average total assets increased to 10.7% for 2009 as compared to 2.5% for 2008.

The Company maintained balances at correspondent banks to cover daily in-clearings and other activities. The average reserve balance requirements were approximately $7.8 million and $6.3 million as of December 31, 2009 and 2008, respectively, most of which was covered by cash on hand and vault cash held (no additional balances were maintained with the Federal Reserve Bank for this purpose).

A significant component of non-earning assets is Premises and Equipment, which is stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related leases, or the estimated useful lives of the improvements, whichever is shorter. Depreciation expenses were $2.2 million and $2.1 million in 2009 and 2008, respectively. The net book value of the Company’s premises and equipment totaled $13.4 million at December 31, 2009, an increase of $1.1 million, compared to $14.7 million at December 31, 2008.

Prepaid regulatory assessment fees—On November 12, 2009, the FDIC adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based assessment for the third quarter of 2009. The Company’s prepaid assessment for FDIC amounted to $11.4 million. The prepaid regulatory assessment includes prepaid annual assessment for the DFI of approximately $90,000 at December 31, 2009.

Other assets decreased by $0.5 million to $4.8 million as of December 31, 2009 compared to $5.3 million at December 31, 2008. The decrease principally reflects a receipt of $1.0 million in a long-term receivable as a result of the KEIC litigation settlement.

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

Deposits consist of the following as of the dates indicated:

	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$352,395	$310,154
Money market accounts and NOW	528,331	447,275
Savings	86,567	52,692

	967,293	810,121
Time deposits
Less than $100,000	256,020	312,136
$100,000 or more	524,358	481,262

Total	$1,747,671	$1,603,519

The following table summarizes the composition of deposits as a percentage of total deposits as of the dates indicated:

	December 31, 2009	December 31, 2008
Demand deposits (noninterest-bearing)	20.2%	19.3%
Money market accounts and NOW	30.2	27.9
Savings	5.0	3.3
Time deposits
Less than $100,000	14.6	19.5
$100,000 or more	30.0	30.0

Total	100.0%	100.0%

The Company offers a wide variety of retail deposit account products to both consumer and commercial deposit customers. Time deposits, which are the Company’s highest cost deposits, consist primarily of retail fixed-rate certificates of deposit, and comprised 44.7% and 49.5% of the deposit portfolio at December 31, 2009 and 2008, respectively. The ratio of non-interest- bearing deposits to total deposits was 20.2% and 19.3% at December 31, 2009, and 2008, respectively. All other deposits, which include interest-bearing checking accounts (NOW), savings and money market accounts, accounted for the remaining 35.2% and 31.2% of the deposit portfolio at December 31, 2009 and 2008, respectively.

Deposit growth remains challenging as the Company continues to experience heightened market competition. Deposits increased 9.0% to $1.75 billion at December 31, 2009, from $1.60 billion at December 31, 2008, largely due to increases in customer deposits accomplished through the Bank’s deposit campaigns. Deposit growth consists of the increases in money market accounts of $54.2 million, non interest-bearing demand deposit of $42.0 million, savings accounts of $33.9 million, NOW accounts of $26.8 million, and jumbo time deposits of $42.5 million. These increases were partially offset by decreases in non jumbo time deposits of $55.5 million. The decrease in non jumbo time deposits is primarily due to $47.4 million in brokered time deposits maturing in 2009. Jumbo time deposits amounted to $524.4 million while non jumbo time deposits amounted to $256.0 million including $121.0 million in brokered time deposits. Total time deposits amounted to $780.4 million and represented 44.7% of total deposits at December 31, 2009. Total money market accounts were $492.9 million or 28.2% including $139.2 million in brokered deposits. All other deposits represent 27.1% of total deposits at December 31, 2009. Total brokered deposit balances were $260.2 million and $372.2 million at December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, time deposits of $100,000 or more totaled $524.4 million and $481.3 million, respectively, representing 30.0% of the total deposit portfolio at each date. These accounts, consisting primarily of consumer deposits and deposits from the State of California, had a weighted average interest rate of 1.99% and 3.29% at December 31, 2009 and 2008, respectively.

The following table provides the remaining maturities of the Company’s time deposits in denominations of $100,000 or greater as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
	(Dollars in thousands)
Three months or less	$254,173	$266,434
Over three months through six months	178,528	121,436
Over six months through twelve months	83,021	87,961
Over twelve months	8,636	5,431

Total	$524,358	$481,262

The Company’s average deposit cost decreased to 1.99% during 2009 from 2.85% in 2008.

Information concerning the average balance and average rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield table in the previous section entitled “Results of Operations—Net Interest Margin”.

Other Borrowed Funds

The Company regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund loan originations. As of December 31, 2009, the Company borrowed $146.8 million as compared to $192.2 million at December 31, 2008 from the FHLB with note terms from less than 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at the predetermined schedules over the life of the notes. Of the $146.8 million outstanding, $145.0 million is composed of six fixed rate term advances, each with an option to be called by the FHLB after the lockout dates varying from 6 months to 2 years. If market interest rates are higher than the advances’ stated rates at that time, the advances will be called by the FHLB and the Company will be required to repay the FHLB. If market interest rates are lower after the lockout period, then the advances will not be called by the FHLB. If the advances are not called by the FHLB, then they will mature on the maturity date ranging from 4 years to 10 years. The Company may repay the advances with a prepayment penalty at any time. If the advances are called by the FHLB, there is no prepayment penalty.

The Company regularly uses FHLB advances as an alternate funding source to provide operating liquidity and to fund loan originations.

Under the FHLB borrowing agreement, the Company has pledged under a blanket lien all qualifying commercial and residential loans as collateral with a total carrying value of $812.9 million at December 31, 2009 as compared to $1.0 billion at December 31, 2008.

Total interest expense on FHLB borrowings was $6.9 million and $9.3 million for the years ended December 31, 2009 and 2008, respectively, reflecting average interest rates of 4.30% and 3.62%, respectively.

The Company also regularly uses short-term borrowing from the U.S. Treasury to manage Treasury Tax and Loan payments. Notes issued to the U.S. Treasury amounted to $1.6 million as of December 31, 2009 compared to $0.8 million as of December 31, 2008. Interest expense on these borrowings was $0 and $9,000 in 2009 and 2008, respectively, reflecting average interest rates of 0.00% and 1.21%, respectively. The details of these borrowings for the years 2009, 2008, and 2007 are presented in Note 9 to the Consolidated Financial Statements in Item 8 herein.

In addition, the issuance of a long-term subordinated debenture at the end of 2004 in connection with the issuance of $18.6 million in “pass-through” trust preferred securities provided an additional source of funding. (See Note 11 to the Financial Statements in Item 8 herein).

Short-term borrowings principally include overnight fed funds purchased and advances from the FHLB. The details of these borrowings for the years 2009, 2008, and 2007 are presented below:

	2009	2008	2007
	(dollars in thousands)
Federal funds purchased:
Balance at December 31,	$—	$—	$—
Average amount outstanding	211	6,144	308
Maximum amount outstanding at any month end	—	—	—
Average interest rate for the year	0.34%	1.71%	4.52%
FHLB borrowings:
Balance at December 31,	$146,838	$192,181	$151,000
Average amount outstanding	161,886	255,928	154,020
Maximum amount outstanding at any month end	192,153	295,237	279,000
Average interest rate for the year	4.30%	3.62%	5.26%

Contractual Obligations

The following table presents, as of December 31, 2009, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Payments due by period
	2010	2011	2012	2013	2014 and thereafter	Total
	(Dollars in thousands)
Debt obligations(24)	$—	$—	$—	$—	$18,557	$18,557
FHLB advances	361	25,381	100,295	157	20,644	146,838
Deposits	728,219	65,492	17,057	6,785	5,754	823,307
Operating lease obligations	2,388	1,601	1,509	1,054	2,349	8,901

Total contractual obligations	$730,968	$92,474	$118,861	$7,996	$47,304	$997,603

[2][4]

Includes principal payments only. The debentures will mature on January 7, 2034. The debentures may be redeemed by the debenture issuer, in whole or in part, on any January 7, April 7, July 7 or October 7 on or after January 7, 2009 at the redemption price, upon not less than 30 nor more than 60 days’ notice to holders of such debentures.

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

Total unused commitments to extend credit were $187.1 million and $220.1 million at December 31, 2009 and 2008, respectively. Unused commitments represented 12.2% and 12.8% of outstanding gross loans at December 31, 2009 and 2008, respectively. The Company’s standby letters of credit and commercial letters of credit at December 31, 2009 were $21.3 million and $22.2 million, respectively, as compared to $11.3 million and $21.5 million, respectively, at December 31, 2008.

Liabilities for losses on outstanding commitments of $246,000 and $263,000 were reported separately in other liabilities at December 31, 2009 and 2008.

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

The Company’s overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and economic value of equity. Economic value of equity (“EVE”) is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Company simulates the effect of instantaneous interest rate changes on net interest income and EVE on a quarterly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of December 31, 2009 and 2008, respectively, assuming a parallel shift of 100 to 300 basis points in both directions.

	Net Interest Income(25)		Economic Value of Equity (EVE)(26)
Change (In Basis Points)	December 31, 2009 % Change	December 31, 2008 % Change	December 31, 2009 % Change	December 31, 2008 % Change
+300	21.71%	18.55%	-16.73%	-19.12%
+200	14.04%	19.92%	-10.53%	-10.88%
+100	6.65%	6.70%	-4.77%	-4.79%
Level
-100	0.46%	1.24%	2.10%	1.75%
-200	3.56%	6.92%	3.54%	3.31%
-300	3.48%	13.51%	4.48%	4.75%

[2][5]	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios.
[2][6]	The percentage change represents economic value of equity of the Company in a stable interest rate environment versus economic value of equity in the various rate scenarios.

All interest-earning assets and interest-bearing liabilities are included in the interest rate sensitivity analysis at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, respectively, our estimated changes in net interest income and economic value of equity were within the ranges established by the Board of Directors.

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

As a means of augmenting the liquidity sources, the Company has available a combination of borrowing sources comprised of FHLB advances, federal funds lines with various correspondent banks, and access to the wholesale markets. The Company believes these liquidity sources to be stable and adequate. At December 31, 2009, the Company was not aware of any information that was reasonably likely to have a material adverse effect on our liquidity position.

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

	As of December 31, 2009	As of December 31, 2008
Net loans	$1,479,142	$1,679,340
Deposits	1,747,671	1,603,519
Net loan to deposit ratio	84.6%	104.7%

As of December 31, 2009, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short term liabilities, was 23.5%, compared to 8.0% at December 31, 2008. The Company’s liquidity ratio increased as a result of increase in cash and other short-term marketable assets during 2009. Total available liquidity as of December 31, 2009 and 2008 was $411.6 million and $132.6 million, respectively, mainly consisting of cash holdings or balances in due from banks, overnight fed funds sold, money market funds and unpledged available-for-sale securities.

The Company’s net non-core fund dependence ratio was 42.09% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The Company has identified approximately $290 million of Jumbo CD’s as stable and core sources of funds based on past historical analysis. The net non-core fund dependence ratio was 30.8% assuming this $290 million is stable and core fund sources and certain portions of money market account as volatile. The net non-core fund dependence ratio is the ratio of net short-term investments less non-core liabilities divided by long-term assets. All of the ratios were in compliance with internal guidelines as of and for the year ended December 31, 2009.

At December 31, 2009, the Company had available $60 million in federal funds lines, $270 million FHLB borrowings, and $85 million with FRB totaling $415 million of available funding sources. This does not include the Company’s ability to purchase wholesale brokered deposits. Additionally, $171 million in investment securities may be pledged as collateral for repurchase agreements and other credit facilities. The Company’s application for the Borrower In Custody arrangement was approved by the Federal Reserve Bank of San Francisco in January 2009. Collateral held in such an arrangement may be used to secure advances and/or credit for the discount window program and will provide the Company with additional source of liquidity.

	FHLB	Fed Funds Facility	FRB	Total
	(Dollars in thousands)
Total capacity	$408,972	$60,000	$85,233	$554,205
Used	(146,838)	—	—	(146,838)

Available	$262,134	$60,000	$85,233	$407,367

Capital Resources

Shareholders’ equity as of December 31, 2009 was $256.1 million, compared to $214.6 million as of December 31, 2008. The increase in capital primarily resulted from the fourth quarter capital raises described below, offset by the net consolidated loss for the year and dividends on the preferred stock issued under the TARP Capital Purchase Program. During the fourth quarter of 2009, the Company raised an aggregate of $86.3 million in gross proceeds from the successful consummation of two private placements. The first was for 3,360,000 shares of common stock for gross proceeds of $12.8 million, and the second was for 73,500 shares of Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, Series B, for gross proceeds of $73.5 million. See “Item 1—Business—Recent Developments—Fourth Quarter Capital Raises” above.

As part of the TARP Capital Purchase Program, the Company entered into a purchase agreement with the U.S. Treasury Department on December 12, 2008, pursuant to which the Company issued and sold 55,000 shares of fixed-rate cumulative perpetual preferred stock for a purchase price of $55 million and 10-year warrants to purchase 864,780 shares of the Company’s common stock at an exercise price of $9.54 per share. The Company will pay the U.S. Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed.

The Company issued trust preferred securities of $18 million in 2004 through its wholly owned subsidiary, Center Capital Trust I. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements that represent Tier I capital would be limited to 25 percent of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 6.7% of the Company’s Tier I capital. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale and share-based compensation expense.

The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company is financially sound and able to support its growth from its retained earnings. From October 2003 to January 2009 Center Financial paid quarterly cash dividends to its shareholders. In accordance with this policy, the Company paid quarterly cash dividends of 5 cents per share in 2008, for a total of $3.3 million.

On March 25, 2009, the Company’s board of directors suspended its quarterly cash dividends based on adverse economic conditions and reduction in earnings of the Company. The Company has determined that this is a prudent, safe and sound practice to preserve capital. The Company would be required to obtain the U.S. Treasury Department’s approval to reestablish common stock dividend in the future until it has redeemed the preferred stock issued under TARP CPP. The Company is also required to obtain prior approval of the FRB to pay dividends pursuant to MOU with the FRB (see “Item 1—Business—Recent Developments—Informal Regulatory Agreements” above).

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose Tier I risk based capital ratio, total risk based capital ratio and leverage ratio meet or exceed 6%, 10% and 5%, respectively, are deemed to be “well-capitalized.” As of December 31, 2009, all of the Company’s capital ratios were above the minimum regulatory requirements for a “well-capitalized” institution.

The MOU the Bank has entered into with the FDIC and the DFI requires the development of a capital plan that includes obtaining a minimum Tier 1 leverage capital ratio of not less than 9% and a total risk-based capital ratio of not less than 13% by December 31, 2009, and maintaining such minimum levels while the MOU remains in effect. The Bank’s regulatory capital ratios as of December 31, 2009 exceeded these requirements.

The following table compares Center Financial’s and the Bank’s actual capital ratios at December 31, 2009 and 2008, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Risk Based Ratios
2009
Total Capital (to Risk-Weighted Assets)	17.77%	17.22%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	16.50%	15.94%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	12.40%	12.00%	4.00%	5.00%

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Risk Based Ratios
2008
Total Capital (to Risk-Weighted Assets)	13.84%	13.13%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	12.58%	11.87%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	11.28%	10.64%	4.00%	5.00%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent registered public accounting firm’s reports are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Center Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Center Financial Corporation (a California corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Center Financial Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14, Center Financial Corporation adopted a new accounting pronouncement in 2008 resulting in a change in accounting method for deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Center Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2010 expressed an unqualified opinion on the effectiveness of Center Financial Corporation’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Los Angeles, California
March 12, 2010

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2009	2008
	(Dollars in thousands)
ASSETS
Cash and due from banks	$34,294	$45,129
Federal funds sold	145,810	50,435
Money market funds and interest-bearing deposits in other banks	52,698	2,647

Cash and cash equivalents	232,802	98,211
Securities available for sale, at fair value	370,427	173,833
Securities held to maturity, at amortized cost (fair value of $8,879 as of December 31, 2008)	—	8,861
Federal Home Loan Bank and Pacific Coast Bankers Bank stock, at cost	15,673	15,673
Loans, net of allowance for loan losses of $58,543 as of December 31, 2009 and $38,172 as of December 31, 2008	1,455,824	1,669,476
Loans held for sale, at the lower of cost or market	23,318	9,864
Premises and equipment, net	13,368	14,739
Customers’ liability on acceptances	2,341	4,503
Other real estate owned, net	4,278	—
Accrued interest receivable	6,879	7,477
Deferred income taxes, net	11,551	19,855
Investments in affordable housing partnerships	11,522	12,936
Cash surrender value of life insurance	12,392	11,992
Income tax receivable	16,140	2,327
Goodwill	—	1,253
Intangible asset, net	—	213
Prepaid regulatory assessment fees	11,483	85
Other assets	4,802	5,311

Total	$2,192,800	$2,056,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$352,395	$310,154
Interest-bearing	1,395,276	1,293,365

Total deposits	1,747,671	1,603,519
Acceptances outstanding	2,341	4,503
Accrued interest payable	5,803	7,268
Other borrowed funds	148,443	193,021
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	13,927	15,174

Total liabilities	1,936,742	1,842,042
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding, 128,500 shares and 55,000 shares as of December 31, 2009 and 2008, respectively
Series A, cumulative, issued and outstanding 55,000 shares as of December 31, 2009 and 2008	53,171	52,959
Series B, non-cumulative, convertible, issued and outstanding 73,500 shares and none as of December 31, 2009 and 2008, respectively	70,000	—
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 20,160,726 shares and 16,789,080 shares (including 10,050 shares and 10,400 shares of unvested restricted stock) as of December 31, 2009 and 2008, respectively	88,060	74,254
Retained earnings	41,314	85,846
Accumulated other comprehensive income (loss), net of tax	3,513	1,508

Total shareholders’ equity	256,058	214,567

Total	$2,192,800	$2,056,609

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31,

	2009	2008	2007
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$93,559	$122,424	$135,290
Interest on federal funds sold	418	105	255
Interest on taxable investment securities	9,721	7,746	6,416
Interest on tax-advantaged investment securities	12	205	516
Dividends on equity stock	37	610	689
Money market funds and interest-earning deposits	64	117	75

Total interest and dividend income	103,811	131,207	143,241
Interest Expense:
Interest on deposits	34,935	46,126	54,195
Interest expense on long-term subordinated debentures	674	1,187	1,493
Interest on borrowed funds	6,975	9,294	11,298

Total Interest expense	42,584	56,607	66,986

Net interest income before provision for loan losses	61,227	74,600	76,255
Provision for loan losses	77,472	26,178	6,494

Net interest (loss) income after provision for loan losses	(16,245)	48,422	69,761
Noninterest Income:
Customer service fees	8,013	7,658	6,940
Fee income from trade finance transactions	2,266	2,520	2,621
Wire transfer fees	1,120	1,153	899
Gain on sale of loans	—	1,017	618
Loan service fees	814	1,357	1,720
Impairment loss on securities available for sale	—	(9,889)	(1,328)
Other income	1,766	1,671	2,065

Total noninterest income	13,979	5,487	13,535

Noninterest Expense:
Salaries and employee benefits	17,804	23,726	25,650
Occupancy	4,876	4,480	4,176
Furniture, fixtures, and equipment	2,410	2,103	2,072
Data processing	2,280	2,169	2,062
Legal fees	1,087	2,203	1,493
Accounting and other professional service fees	1,629	1,362	1,730
Business promotion and advertising	1,426	1,900	2,390
Stationery and supplies	526	560	553
Telecommunications	672	757	637
Postage and courier service	359	789	738
Security service	1,038	1,131	1,031
Regulatory assessment	3,435	1,265	765
KEIC litigation settlement	—	7,522	—
OREO related exp	1,910	—	—
Impairment of goodwill and intangible asset	1,413	—	—
Other operating expenses	5,205	5,369	4,410

Total noninterest expense	46,070	55,336	47,707

(Loss) income before income tax (benefit) provision	(48,336)	(1,427)	35,589
Income tax (benefit) provision	(5,834)	(1,647)	13,646

Net (loss) income	(42,502)	220	21,943
Preferred stock dividends and accretion of preferred stock discount	(2,954)	(155)	—

Net (loss) income available to common shareholders	$(45,456)	$65	$21,943

(Loss) earnings per common share:
Basic	$(2.66)	$—	$1.32

Diluted	(2.66)	—	1.31

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	Preferred Stock	Common Stock		Common Stock Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
		Number of Shares	Amount
	(Dollars and Share Numbers in thousands)
BALANCE, JANUARY 1, 2007	$—	16,633	$69,172	$—	$71,777	$(215)	$140,734
Comprehensive income
Net income	—	—	—	—	21,943	—	21,943
Other comprehensive income, net of tax
Change in unrealized gain on securities available for sale	—	—	—	—	—	121	121

Comprehensive income							22,064

Stock options exercised	—	99	1,226	—	—	—	1,226
Restricted stock, net of forfeitures	—	9	18	—	—	—	18
Share-based compensation	—	—	1,198	—	—	—	1,198
Purchases of common stock	—	(374)	(4,608)	—	—	—	(4,608)
Cash dividend ($0.19) per share	—	—	—	—	(3,179)	—	(3,179)

BALANCE, DECEMBER 31, 2007	—	16,367	67,006	—	90,541	(94)	157,453
Cumulative effect from adoption of ASC 715-60	—	—	—	—	(1,445)	—	(1,445)

BALANCE, JANUARY 1, 2008	—	—	—	—	89,096	—	156,008
Comprehensive income
Net income	—	—	—	—	220	—	220
Other comprehensive income, net of tax
Change in unrealized gain on securities available for sale	—	—	—	—	—	1,602	1,602

Total Comprehensive income							1,822

Issuance of preferred stock (55,000 shares)	52,949	—	—	—	—	—	52,949
Issuance of common stock warrants	—	—	—	2,051	—	—	2,051
Accretion of preferred stock discount	10	—	—	—	(10)	—	—
Common stock issued	—	415	4,000	—	—	—	4,000
Stock options exercised	—	4	22	—	—	—	22
Restricted stock, net of forfeitures	—	3	29	—	—	—	29
Share-based compensation	—	—	1,146	—	—	—	1,146
Cash dividends:
Preferred stock (5% per share)	—	—	—	—	(145)	—	(145)
Common stock ($0.20 per share)	—	—	—	—	(3,315)	—	(3,315)

BALANCE, DECEMBER 31, 2008	52,959	16,789	72,203	2,051	85,846	1,508	214,567
Comprehensive loss
Net loss	—	—	—	—	(42,502)	—	(42,502)
Other comprehensive income, net of tax
Change in unrealized gain on securities available for sale	—	—	—	—	922	2,005	2,927

Total Comprehensive loss	—	—	—	—	—	—	(39,575)

Issuance of preferred stock, Series B (73,500 shares)	70,000	—	—	—	—	—	70,000
Accretion of preferred stock discount	212	—	—	—	(212)	—	—
Common stock issued	—	3,360	12,781	—	—	—	12,781
Stock options exercised	—	13	47	—	—	—	47
Restricted stock, net of forfeitures	—	(1)	19	—	—	—	19
Share-based compensation	—	—	959	—	—	—	959
Cash dividends:
Preferred stock, Series A (5% per share)	—	—	—	—	(2,740)	—	(2,740)
Common stock	—	—	—	—	—	—	—

BALANCE, DECEMBER 31, 2009	$123,171	20,161	$86,009	$2,051	$41,314	$3,513	$256,058

(Continued)

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)—(Continued)

YEAR ENDED DECEMBER 31,

	2009	2008	2007
Disclosures of reclassification amounts for the years ended December 31,
Unrealized holding gain arising during period, net of tax expenses of $798 in 2009, $1,160 in 2008, and $89 in 2007	$2,005	$1,602	$121
Less reclassification adjustment for amounts included in net loss, net of tax expense of $669 in 2009, $0 in 2008, and $0 in 2007	922	—	—

Net change in unrealized gain on securities available for sale, net of tax expense of $1,467 in 2009, $1,160 in 2008, and $89 in 2007	$2,927	$1,602	$121

(Concluded)

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,

	2009	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss) income	(42,502)	220	21,943
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Compensation expenses related to stock options and restricted stocks	978	1,175	1,216
Depreciation and amortization	4,117	3,539	2,763
Amortization of deferred fees	(738)	(1,406)	(2,101)
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	767	35	66
Provision for loan losses	77,472	26,178	6,494
Impairment loss on securities available for sale	—	9,889	1,328
Common stock issued for legal settlement	—	4,000	—
Net loss (gain) on sale of premises and equipment	8	—	(9)
Net loss on sale of securities available for sale	55	—	—
Net increase in loans held for sale	(13,454)	(11,198)	(30,479)
Gain on sale of loans	—	(1,017)	(618)
Proceeds from sale of loans	—	43,843	21,680
Net gain on sale of other real estate owned	—	(137)	—
Deferred tax provision	6,912	(7,874)	(1,949)
Federal Home Loan Bank stock dividend	—	(775)	(642)
Decrease (increase) in accrued interest receivable	598	1,409	(312)
Increase in income tax receivable	(13,813)	(2,327)	—
Increase in prepaid assessment	(11,483)	—	—
Net increase in cash surrender value of life insurance policy	(400)	(409)	(400)
(Decrease) increase in other assets	(6,559)	(3,031)	2,273
(Increase) decrease in accrued interest payable	(1,465)	(5,945)	1,755
(Increase) decrease in accrued expenses and other liabilities	(2,764)	3,927	927

Net cash (used in) provided by operating activities	(2,271)	60,096	23,935

Cash flows from investing activities:
Purchase of securities available for sale	(268,964)	(98,826)	(54,448)
Proceeds from sale, principal repayment, maturity or call of available-for-sale securities	84,728	46,619	73,416
Purchase of securities held to maturity	—	—	(2,195)
Proceeds from matured, called or principal repayment on securities held to maturity	—	2,062	1,837
Redemption (purchase) of Federal Home Loan Bank and other equity stock	—	321	(3,512)
Net decrease (increase) in loans	105,986	27,637	(248,256)
Proceeds from sale of loans acquired for investment	30,201	23,606	—
Proceeds from recoveries of loans previously charged off	731	406	123
Purchases of premises and equipment	(838)	(3,203)	(2,100)
Proceeds from disposal of equipment	—	1	12
Proceeds from sale of other real estate owned	6,000	2,383	—
Net increase in investments in affordable housing partnerships	—	(2,147)	(5,729)

Net cash used in investing activities	(42,156)	(1,141)	(240,852)

(Continued)

See accompanying notes to consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

YEAR ENDED DECEMBER 31,

	2009	2008	2007
	(Dollars in thousands)
Cash flows from financing activities:
Net increase in deposits	144,151	25,845	148,275
Net (decrease ) increase in other borrowed funds	(44,578)	(106,585)	70,116
Net proceeds from issuance of preferred stock	70,000	55,000	—
Proceeds from issuance of common stock	12,781	—	—
Proceeds from stock options exercised	47	22	1,226
Payment of cash dividend	(3,383)	(3,315)	(3,179)
Purchases of common stock	—	—	(4,608)

Net cash provided by (used in) financing activities	179,018	(29,033)	211,830

Net increase (decrease) in cash and cash equivalents	134,591	29,922	(5,087)
Cash and cash equivalents, beginning of the year	98,211	68,289	73,376

Cash and cash equivalents, end of the year	$232,802	$98,211	$68,289

Supplemental disclosure of cash flow information:
Interest paid	$44,049	$62,552	$65,232
Income taxes paid	$3,461	$8,350	$12,612
Supplemental schedule of noncash investing, operating, and financing activities:
Cash dividend accrual for common stock	$—	$840	$840
Cash dividend accrual for preferred stock	$344	$145	$—
Accretion of preferred stock discount	$212	$10	$—
Transfer of loans to other real estate owned	$11,978	$2,246	$380
Transfer of investment securities from held-to-maturity to available-for-sale	$4,131	$—	$—

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

The Bank is a California state-chartered and Federal Deposit Insurance Corporation (“FDIC”) insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank changed its name from California Center Bank to Center Bank in December 2002. The Bank’s headquarters are located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank provides comprehensive financial services for small to medium sized business owners, primarily in Southern California. The Bank specializes in commercial loans, most of which are secured by real property, to small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans. The Bank’s primary market is the greater Los Angeles metropolitan area, including Los Angeles, Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has 19 full-service branch offices, 16 of which are located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all California branches as de novo branches, and one branch in Chicago, Illinois by acquisition in 2004. The Bank opened one new branch in the Seattle area of Washington in November 2007, and one new branch in Diamond Bar, California in March 2008. The Bank also operates one Loan Production Office (“LPO”) in Seattle. Effective February 17, 2009, the Company closed five LPO’s in Denver, Washington D.C., Atlanta, Dallas and Northern California.

In December 2003, Center Financial formed a wholly owned subsidiary, Center Capital Trust I, a Delaware statutory business trust, for the exclusive purpose of issuing and selling trust preferred securities.

Center Financial’s principal source of income is generally dividends from the Bank and equity earnings in the Bank. The expenses of Center Financial, including interest on junior subordinated debentures issued to Center Capital Trust I, legal and accounting professional fees and NASDAQ listing fees have been and will generally be paid by the cash on hand or from dividends paid by the Bank.

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

The Company is required to maintain minimum reserve balances in cash with the Federal Reserve Bank. The average reserve balance requirement was approximately $7.8 million and $6.3 million during 2009 and 2008, respectively. The Company did not have a restricted balance in its due from banks at December 31, 2009 and 2008, respectively.

Investment Securities

Investment securities are classified into three categories and accounted for as follows:

(i) securities the Company has the intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost;

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

Accreted discounts and amortized premiums on investment securities are included in interest income, using the interest method, and unrealized and realized gains or losses related to holding or selling of securities are calculated using the specific identification method. Any declines in the fair value of securities held to maturity or securities available for sale below their cost that are deemed to be other than temporary are reflected in the Consolidated Statements of Operations as realized losses.

Federal Home Loan Bank and Other Equity Stock

As a member of the Federal Home Loan Bank (“FHLB”) of San Francisco, the Company is required to own common stock in the FHLB based upon the Company’s balance of residential mortgage loans, mortgage-backed securities, and outstanding advances. The Company’s investment in FHLB stock totaled $15.6 million as of both December 31, 2009 and 2008, respectively. In addition, the Company had invested $60,000 in Pacific Coast

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bankers’ Bank stock as of December 31, 2009 and 2008. The instruments are carried at cost in the Consolidated Statements of Financial Condition.

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

Servicing assets and servicing liabilities are recognized when loans are sold with servicing retained. The servicing assets, net of servicing liabilities, are included in other assets in the accompanying consolidated statements of financial condition and are recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, using a discount rate of the related note rate plus 2 percent. The servicing asset is amortized in proportion to and over the period of estimated servicing income. Management periodically evaluates the servicing asset for impairment, which is the carrying amount of the servicing asset in excess of the related fair value. The fair value of servicing assets was determined using a weighted average discount rate of 10 percent and prepayments speed of 14.7 percent and 16.3 percent at December 31, 2009 and 2008, respectively. Impairment, if it occurs, is recognized in a valuation allowance in the period of the impairment.

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans are measured for impairment when it is probable that not all amounts, including principal and interest, will be collected in accordance with the contractual terms of the loan agreement. The amount of impairment and any subsequent changes are recorded through the provision for loan losses as an adjustment to the allowance for loan losses. Impairment is measured either based on the present value of the loan’s expected future cash flows or the estimated fair value of the collateral if the loan is collateral dependent. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Long Term Subordinated Debentures

The Company established Center Capital Trust I in December 2003 (the “Trust”) as a statutory business trust, which is a wholly owned subsidiary of the Company. In the private placement transaction, the Trust issued $18.0 million of floating rate (3-month LIBOR plus 2.85%) capital securities representing undivided preferred beneficial interests in the assets of the Trust which consist primarily of a junior subordinated debenture in the approximate principal amount of $18.6 million from Center Financial. The Trust also issued common securities

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to Center Financial for $557,000 to purchase additional subordinated debentures. The Company is the owner of all the beneficial interests represented by the common securities of the Trust. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I capital for regulatory purposes. The Trust is not consolidated into the accounts of the Company. Long-term subordinated debt of $18.6 million represents liabilities of the Company to the Trust.

Income Taxes

Deferred income taxes are provided for using an asset and liability approach. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements.

As a result of the loss incurred during 2009, management has assessed, by year, the future reversal of all temporary differences to determine which deductions would be available to carry back to tax years with taxable income or could be utilized by projected future taxable income. As a result of this analysis, management has determined that a portion of the Company’s net deferred tax asset does not meet the more likely than not criteria for realization. Accordingly, the Company has recorded a valuation allowance of $16.3 million. The net deferred tax asset valuation allowance includes a valuation allowance for capital losses, established in 2008, due to the uncertainty surrounding the realization of the benefits of these losses that may result from future capital gain.

Stock-Based Compensation

Beginning January 1, 2006 (see Note 14), the Company recognizes compensation expense for all share-based payments made to employees and directors based on the fair value of the share-based payment on the date of grant. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, is recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, is recognized in the Consolidated Statements of Operations on a straight-line basis over the vesting period. In determining the fair value of stock options, the Company uses the Black-Scholes option-pricing model that employs the following assumptions:

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock and Common Stock Warrants

The Company issued and sold 55,000 shares of fixed-rate cumulative perpetual preferred stock and a 10-year warrant (“Warrant”) to purchase 864,780 shares of the Company’s common stock at an exercise price of $9.54 per share to the U.S. Treasury Department on December 12, 2008. The Company will pay the U.S. Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed. The cumulative dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year.

As a result of “qualified equity offerings” (as defined in the Securities Purchase Agreement with the U.S. Treasury Department) in the fourth quarter of 2009 aggregating in excess of $55 million (specifically $86.3 million) in gross proceeds, the number of shares underlying the Warrant was reduced to 432,290.

On December 29, 2009, the Company entered into Securities Purchase Agreements with a limited number of institutional and other accredited investors, including insiders to sell a total of 73,500 shares of Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, Series B, without par value (the “Series B Preferred Stock”) at a price of $1,000 per share, for an aggregate gross purchase price of $73,500,000, which closed on December 31, 2009, and the Company issued an aggregate of 73,500 shares of Series B Preferred Stock upon its receipt of consideration in cash.

Earnings (Loss) per Common Share

Basic earnings (loss) per share (“EPS”) exclude dilution and are computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options, awards or warrants were exercised or vested which resulted in the issuance of common stock that then shared in the earnings. Exercise of options is not assumed if the result would be anti-dilutive such as when a loss from continuing operations is reported. In the calculation of EPS, distribution to preferred shareholders including dividends to preferred shareholders and accretion of preferred stock discount is deducted from net earnings (loss) to arrive at the net income (loss) available to common shareholders.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the shareholders’ equity section of the Consolidated Statements of Financial Condition, such items, along with net income (loss), are components of comprehensive income (loss).

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement establishing the FASB Accounting Standards Codification (the “ASC” or “Codification”) as the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification superseded all non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is now nonauthoritative. The Company adopted this new accounting pronouncement beginning with the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the Company’s consolidated financial statements taken as a whole.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

All three pronouncements were effective for interim periods ending after June 15, 2009. The Company adopted the provisions of these pronouncements during the quarter ended June 30, 2009.

In May 2009, the FASB issued an accounting pronouncement establishing general standards of accounting for and disclosure of subsequent events, which are events occurring after the balance sheet date but before the date the financial statements are issued or available to be issued. In particular, the pronouncement requires entities to recognize in the financial statements the effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities may not recognize the impact of subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted provisions of this pronouncement during the quarter ended June 30, 2009.

In June 2009, the FASB issued two related accounting pronouncements changing the accounting principles and disclosures requirements related to securitizations and special-purpose entities. These eliminate the Qualified Special Purpose Entity (“QSPE”) concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. They also require reporting entities to evaluate former QSPE’s for consolidation, changes the approach to determining a primary beneficiary of Variable Interest Entity (“VIE”) from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. These pronouncements are effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies), and for subsequent interim and annual reporting periods. The disclosure requirements must be applied to transfers that occurred before and after its effective date. Early adoption is prohibited. The Company determined, based on its current assessment, that the impact of adopting these pronouncements will not be material on the consolidated financial statements.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2010, the FASB issued FASB Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; the reasons for any transfers in or out of Level 3; and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, the ASU also amends ASC 820 to clarify certain existing disclosure requirements. For example, the ASU clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities. Previously separate fair value disclosures were required for each major category of assets and liabilities. ASU 2010-06 also clarifies the requirement to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, these disclosures are effective for the quarter ended March 31, 2010. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements becomes effective for the Company for the quarter ended March 31, 2011. The Company is currently assessing the impact of the adoption on the consolidated financial statements.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. INVESTMENT SECURITIES

The following is a summary of the investment securities at December 31, 2009 and 2008:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(Dollars in thousands)
2009
Available for Sale:
U.S. Treasury	$300	$—	$—	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	74,001	274	(5)	74,270
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	206,975	5,358	(158)	212,175
Corporate trust preferred security	2,713	—	(309)	2,404
Mutual funds backed by adjustable rate mortgages	4,500	33	—	4,533
Collateralized mortgage obligations	76,533	728	(516)	76,745

Total available-for-sale	$365,022	$6,393	$(988)	$370,427

2008
Available for Sale:
U.S. Treasury	$299	$1	$—	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	23,997	513	—	24,510
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	117,814	1,932	(609)	119,137
Corporate trust preferred security	1,111	—	—	1,111
Mutual funds backed by adjustable rate mortgages	4,500	—	(5)	4,495
Collateralized mortgage obligations	23,511	769	—	24,280

Total available-for-sale	$171,232	$3,215	$(614)	$173,833

Held to Maturity:
U.S. Government agencies and U.S. Government sponsored enterprise mortgage-backed securities	$3,852	$61	$(52)	$3,861
Municipal securities	5,009	70	(61)	5,018

Total held-to-maturity	$8,861	$131	$(113)	$8,879

Accrued interest and dividends receivable on investment securities totaled $1.5 million and $1.2 million at December 31, 2009 and 2008, respectively. For the years ended December 31, 2009, 2008, and 2007, proceeds from sales of securities available for sale amounted to $5.0 million, $3.5 million and $0, respectively, with net realized losses of $55,000 (gross loss of $129,000 net of gain of $74,000), $0 and $0, respectively.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2009, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2037, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, the U.S. government sponsored enterprises, which issued preferred stock with no maturity, have the right to call these obligations at par.

	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Within 1 year	$5,300	$5,385
Over 1 year through 5 years	69,001	69,185
Over 5 years through 10 years	—	—
Over 10 years	2,713	2,404

	77,014	76,974
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	206,975	212,175
Mutual funds backed by adjustable rate mortgages	4,500	4,533
Collateralized mortgage obligations	76,533	76,745

	$365,022	$370,427

U.S. government agencies, U.S. Government sponsored enterprise securities, U.S. Treasury, and mortgage-backed securities with a total carrying value of $191.6 million (available-for-sale at fair market value of $191.6 million) and $150.0 million (available-for-sale at fair market value of $146.1 million and held-to-maturity at amortized cost of $3.9 million), respectively, were pledged to secure deposits from the State of California, borrowing lines, and interest rate swap agreements, or were pledged for other purposes as required and permitted by law as of December 31, 2009 and 2008, respectively.

The following tables show the Company’s investment securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008.

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental agencies and U.S. Government sponsored enterprise securities	$7,988	$(5)	$—		$7,988	$(5)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	$30,070	$(144)	$937	$(14)	$31,007	$(158)
Collateralized mortgage obligations	41,880	(516)	—	—	$41,880	$(516)
Corporate trust preferred security	—	—	2,404	(309)	$2,404	$(309)

Total	$79,938	$(665)	$3,341	$(323)	$83,279	$(988)

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	$29,433	$(385)	$7,620	$(276)	$37,053	$(661)
Mutual funds backed by adjustable rate mortgages	(4,495)	(5)	—	—	(4,495)	(5)
Municipal securities	750	(61)	—	—	750	(61)

Total	$25,688	$(451)	$7,620	$(276)	$33,308	$(727)

As of December 31, 2009, the Company had securities with total fair value of $83.3 million and unrealized losses of $1.0 million as compared to total fair value of $33.3 million and unrealized losses of $0.7 million at December 31, 2008. At December 31, 2009, the market value of securities which have been in a continuous loss position for 12 months or more totaled $3.3 million with an unrealized loss of $323,000 compared to $7.6 million with an unrealized loss of $276,000, respectively, at December 31, 2008.

For investment securities in an unrealized loss position at December 31, 2009, the Company has the intent and ability to hold these investment securities until the full recovery of their carrying value.

All individual securities that have been in a continuous unrealized loss position for twelve months or longer at December 31, 2009 had investment grade ratings upon purchase. The issuers of these securities, except as noted below, have not, to the Company’s knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at December 31, 2009.

The Company owns one collateralized debt obligation (“CDO”) security that is backed by trust preferred securities issued by banks and thrifts. The market for this security at December 31, 2009 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these CDO’s trade and then by a significant decrease in the volume of trades relative to historical level. There are currently very few market participants who are willing and able to transact for these securities.

Moody’s downgraded the security to non-investment grade for credit impairment on November 13, 2008. As a result of the Company’s periodic reviews for impairment, the corporate trust preferred security was written down by $9.9 million and charged to other-than-temporary-impairment (“OTTI”) during 2008 and the book value of the security held in the available-for-sale investment portfolio was adjusted to $1.1 million as of December 31, 2008. As of April 1, 2009, the noncredit related portion of the previous OTTI of $1.6 million was reinstated to the amortized cost of the security. At December 31, 2009, the fair value of the security was $2.4 million due to the decline in the fair value which is considered temporary. The methodologies for measuring fair value of this security are discussed in Note 18 to the consolidated financial statements.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consist of the following at December 31, 2009 and 2008:

	2009	2008
	(Dollars in thousands)
Real Estate:
Construction	$21,014	$61,983
Commercial	1,007,794	1,134,793
Commercial	295,289	334,350
Trade Finance	39,290	63,479
SBA(1)	49,933	37,027
Other	50,037	27
Consumer	75,523	88,396

Total Gross Loans	1,538,880	1,720,055
Less:
Allowance for Losses	58,543	38,172
Deferred Loan Fees	331	1,359
Discount on SBA Loans Retained	864	1,184

Total Net Loans and Loans Held for Sale	$1,479,142	$1,679,340

[1]	This includes SBA loans held for sale of $23.3 million and $9.9 million at the lower of cost or fair value at December 31, 2009 and 2008, respectively.

As of December 31, 2009, the Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with FHLB with a total carrying value of $812.9 million.

At December 31, 2009 and 2008, the Company serviced loans sold to unaffiliated parties in the amounts of $113.0 million and $131.2 million, respectively. The Company recorded an addition to servicing assets of $0 and $434,000 and net amortization of servicing assets of $255,000 and $390,000 during the years ended December 31, 2009, and 2008, respectively. There was no valuation allowance for the servicing assets at December 31, 2009 and 2008. The servicing assets, net of servicing liabilities, are included in other assets in the accompanying consolidated statements of financial condition. The net servicing assets balance as of December 31, 2009 and 2008 was $656,000 and $911,000, respectively.

Loan servicing assets and servicing liabilities represent the value associated with servicing loans sold. The value is determined through a discounted cash flow analysis which uses interest rates, prepayments speed and adequate compensation assumptions as inputs.

	December 31, 2008	Net Purchases, Sales and Settlements	Accretion (Amortization)	December 31, 2009
	(Dollars in thousands)
Servicing assets	$1,244	$—	$(342)	$902
Servicing liabilities	(333)	—	87	(246)

	$911	$—	$(255)	$656

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2007	Net Purchases, Sales and Settlements	Accretion (Amortization)	December 31, 2008
	(Dollars in thousands)
Servicing assets	$1,062	$678	$(496)	$1,244
Servicing liabilities	(195)	(244)	106	(333)

	$867	$434	$(390)	$911

The following is a summary of activity in the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$38,172	$20,477	$17,412
Provision for loan losses	77,472	26,178	6,494
Charge-offs	(57,832)	(8,889)	(3,552)
Recoveries of charge-offs	731	406	123

Balance at end of period	$58,543	$38,172	$20,477

Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the real estate market in California. Should the real estate market experience an overall decline in property values, the ability of borrowers to make timely scheduled principal and interest payments on the Company’s loans may be adversely affected and, in turn, may result in increased delinquencies and foreclosures. In the event of foreclosures, the value of the property acquired may be less than the appraised value when the loan was originated and may, in some instances, result in insufficient proceeds upon disposition to recover the Company’s investment in the foreclosed property. Furthermore, although most of the Company’s trade finance activities are related to trade with Asia, these loans are generally made to companies domiciled or with collateral in the United States of America.

The following table provides information on impaired loans:

	As of December 31,
	2009	2008
	(Dollars in thousands)
Impaired loans with specific reserves	$22,045	$44,001
Impaired loans without specific reserves	55,058	17,429

Total impaired loans	77,103	61,430
Allowance on impaired loans	(2,656)	(12,467)

Net recorded investment in impaired loans	$74,447	$48,963

Total non-accrual loans	$63,453	$20,454

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31,
	2009	2008
Average total recorded investment in impaired loans	$91,244	$9,568

Interest income recognized on impaired loans	$603	$152

Interest income recognized on impaired loans on a cash basis	$590	$142

The following is an analysis of all loans to officers and directors of the Company and its affiliates as of December 31, 2009 and 2008. All such loans were made under terms that are consistent with the Company’s normal lending policies.

	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$10,904	$10,324
New loans or disbursements	233	652

	11,137	10,976
Less: repayments	(9,430)	(72)

Balance at end of period	$1,707	$10,904

Available lines of credit at end of year	$307	$954

Directors of the Company guaranteed loan balances of $0.3 million and $9.6 million at December 31, 2009 and 2008, respectively.

5. PREMISES AND EQUIPMENT

The following is a summary of the major components of premises and equipment as of December 31, 2009 and 2008:

	2009	2008
	(Dollars in thousands)
Land	$3,333	$3,333
Building	5,115	5,009
Furniture, fixture, and equipment (FF&E)	10,805	11,214
Leasehold improvements	8,793	8,660
FF&E and construction in progress	8	49

	28,054	28,265
Accumulated depreciation	(14,686)	(13,526)

Premises and equipment, net	$13,368	$14,739

Depreciation and amortization expense for the years ended December 31, 2009, 2008, and 2007 amounted to $2.2 million, $2.1 million, and $1.9 million, respectively.

6. OTHER REAL ESTATE OWNED

As of December 31, 2009, the Company had five other real estate owned (“OREO”) properties comprised of four commercial properties totaling $4.2 million and one residential property in the amount of $55,000. The Company disposed of four properties for $6.3 million during 2009.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Beginning Balance as of 12/31/08	Acquisition	Disposition	Valuation Adjustment	Transfer to Other Receivable	Ending Balance as of 12/31/09
	(Dollars in thousands)
OREO	$—	$11,978	$(6,289)	$(1,339)	$(72)	$4,278

7. INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

The Company has invested in certain limited partnerships that were formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout the State of California and other states. The Company’s ownership in each limited partnership varies from under 2% to 22%. At December 31, 2009 and 2008, the investments in these limited partnerships amounted to $11.5 million and $12.9 million, respectively. Two of the nine limited partnerships invested in by the Company are accounted for using the equity method of accounting, since the Company has significant influence over the partnership. For those investments in limited partnerships for which the Company does not have a significant influence, such investments are accounted for using the cost method of accounting and the annual amortization is based on the proportion of tax credits received in the current year to total estimated tax credits to be allocated to the Company. Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest.

The approximate remaining federal and state tax credits to be utilized over a multiple-year period are $10.0 million and $11.4 million at December 31, 2009 and 2008, respectively. The Company’s usage of tax credits was $0, $1.2 million, and $628,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Investment amortization amounted to $1.4 million, $1.0 million, and $696,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

8. DEPOSITS

Deposits consist of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$352,395	$310,154
Money market accounts and NOW	528,331	447,275
Savings	86,567	52,692

	967,293	810,121
Time deposits
Less than $100,000	256,020	312,136
$100,000 or more	524,358	481,262

Total	$1,747,671	$1,603,519

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Time deposits by maturity dates are as follows at December 31, 2009:

	$100,000 or greater	Less than $100,000	Total
	(Dollars in thousands)
2010	$515,723	$193,350	$709,073
2011	2,241	52,425	54,666
2012	500	10,245	10,745
2013	2,237	—	2,237
2014 and thereafter	3,657	—	3,657

Total	$524,358	$256,020	$780,378

A summary of interest expense on deposits for the years ended December 31 is as follows:

	2009	2008	2007
	(Dollars in thousands)
Money market accounts and NOW	$8,836	$10,674	$9,198
Savings	2,256	1,832	2,177
Time deposits
Less than $100,000	9,064	8,459	4,694
$100,000 or more	14,779	25,161	38,126

Total	$34,935	$46,126	$54,195

The Company accepts deposits from the State of California. These deposits totaled $115.0 million and $115.5 million at December 31, 2009 and 2008, respectively. The Company has pledged U.S. government agencies and U.S. government sponsored enterprise securities and mortgage-backed securities with a total carrying value of $131.6 million (available–for-sale at fair market value of $135.4 million) as of December 31, 2009 and $138.4 million (available–for-sale at fair market value of $136.3 million and held-to-maturity at amortized cost of $2.1 million) as of December 31, 2008, respectively, to secure such public deposits. Interest expense for the years ended December 31, 2009, 2008 and 2007 was $454,000, $2.3 million, $3.7 million, respectively.

In the ordinary course of business, the Company has received deposits from certain directors, executive officers and businesses with which they are associated. At December 31, 2009 and 2008, the total of these deposits amounted to $1.8 million.

9. OTHER BORROWED FUNDS

The Company borrows funds from the FHLB and the Treasury, Tax, and Loan Investment Program. Other borrowed funds totaled $148.4 million and $193.0 million at December 31, 2009 and 2008, respectively. Interest expense on total borrowed funds was $7.0 million in 2009, $9.3 million in 2008, and $11.3 million in 2007, reflecting weighted average interest rates of 4.28%, 3.61% and 5.01%, respectively.

As of December 31, 2009, the Company borrowed $146.8 million as compared to $192.2 million at December 31, 2008 from the FHLB with note terms from less than 1 year to 15 years. Notes of 10-year and 15-year terms are amortizing at the predetermined schedules over the life of the notes. Of the $146.8 million outstanding, $145.0 million is composed of six fixed rate term advances, each with an option to be called by the FHLB after the lockout dates varying from 6 months to 2 years. If market interest rates are higher than the

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

advances’ stated rates at that time, the advances will be called by the FHLB and the Company will be required to repay the FHLB. If market interest rates are lower after the lockout period, then the advances will not be called by the FHLB. If the advances are not called by the FHLB, then they will mature on the maturity dates ranging from 4 years to 10 years. The Company may repay the advances with a prepayment penalty at any time. If the advances are called by the FHLB, there is no prepayment penalty.

The Company has pledged, under a blanket lien (all qualifying commercial and residential loans) as collateral under the borrowing agreement with Federal Home Loan Bank, with a total carrying value of $812.9 million and $1.0 billion at December 31, 2009 and 2008, respectively. Total interest expense on the notes was $6.9 million, $9.3 million and $11.2 million for the years ended December 31, 2009, 2008 and 2007, respectively, reflecting average interest rates of 4.30%, 3.62% and 5.01%, respectively.

Federal Home Loan Bank advances outstanding as of December 31, 2009, with an average interest rate of 4.36%, mature as follows:

(Dollars in thousands)
2010	$361
2011	25,381
2012	100,295
2013	157
2014	167
Thereafter	20,477

$146,838

Borrowings obtained from the Treasury Tax and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $2.2 million at December 31, 2009, as collateral to participate in the program. The total borrowed amount under the program, outstanding at December 31, 2009 and 2008, was $1.5 million and $0.8 million, respectively. Interest expense on notes was $0, $9,000, and $25,000 for the years ended December 31, 2009, 2008 and 2007, respectively, reflecting average interest rates of 0.00%, 1.21% and 3.25%, respectively.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. INCOME TAXES

The following is a summary of income tax (benefit) expense for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(Dollars in thousands)
Current
Federal	$(12,428)	$4,855	$12,266
State	(318)	1,372	3,329

Total	$(12,746)	$6,227	$15,595

Deferred
Federal	$(2,788)	$(5,782)	$(1,326)
State	(6,442)	(2,092)	(623)
Valuation allowance	16,142	—	—

Total	$6,912	$(7,874)	$(1,949)

Total
Federal	$(15,216)	$(927)	$10,940
State	(6,760)	(720)	2,706
Valuation allowance	16,142	—	—

Total	$(5,834)	$(1,647)	$13,646

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009 and 2008, the cumulative temporary differences, as tax affected, are as follows:

	2009	2008
	(Dollars in thousands)
Deferred tax assets:
Statutory bad debt deduction less than financial statement provision	$25,876	$15,254
Deferred loan fees	154	618
Depreciation	695	647
Impairment of securities available for sale	1,407	4,533
Affordable housing partnership income	36	36
Capital loss carryforwards	613	613
Mark to market adjustment on loans held for sale	107	226
Reserve for losses	121	135
Accrued non-qualified stock option expense	673	595
Reserve for uncollected interest	629	554
Net legal settlement expense payable	—	1,186
Net operating loss carryforward	4,680	—
Amortization	510	—
Tax credits	901	—
Other	215	43

Total deferred tax assets	36,617	24,440
Deferred tax liabilities:
Basis differences—1031 like-kind exchange	(239)	(239)
Federal Home Loan Bank stock	(923)	(923)
State taxes	(4,190)	(1,336)
Net unrealized gain on securities available for sale	(2,941)	(1,094)
Excess tax liability	(229)	(229)
Net legal settlement receivable	(221)	—
Other	—	(151)

Total deferred tax liabilities	(8,743)	(3,972)

Net deferred tax asset before valuation allowance	27,874	20,468
Valuation allowance	(16,323)	(613)

Net deferred tax asset	$11,551	$19,855

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

The Company’s net deferred tax asset increased significantly during 2009 and 2008 due primarily to increases in the allowance for loan losses. To the extent that the allowance for loan losses is not allocable to specific loans, it represents future tax benefits which would be realized when actual charge-offs are made against the allowance. As a result of the loss incurred during 2009, management has assessed, by year, the future reversal of all temporary differences to determine which deductions would be available to carry back to tax years with taxable income or could be utilized by projected future taxable income. As a result of this analysis, management has determined that a portion of the Company’s net deferred tax asset does not meet the more likely than not

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

criteria for realization. Accordingly, the Company has recorded a valuation allowance of $16.3 million. The net deferred tax asset valuation allowance includes a valuation allowance for capital losses, established in 2008, due to the uncertainty surrounding the realization of the benefits of these losses that may result from future capital gain.

Applicable income tax provisions (benefits), in 2009, 2008, and 2007 resulted in effective tax rates of (12.1)%, (115.4)%, and 38.3%, respectively. The primary reasons for the differences from the federal statutory tax rate of 35.0% are as follows for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(Dollars in thousands)
Income tax (benefit) expense at federal statutory rate	$(16,917)	$(500)	$12,456
State franchise tax (benefit) expense, net of federal income tax (benefit) expense	(3,406)	(101)	2,507
Low income housing and other tax credit	(1,247)	(1,042)	(626)
Tax-advantaged interest income	—	(62)	(59)
Bank-owned life insurance cash surrender value	(168)	(172)	(168)
Dividend received deduction for stock investments	(66)	(143)	(270)
Grant of incentive stock option	340	202	207
Other	(512)	171	(401)
Valuation allowance	16,142	—	—

Income tax (benefit) provision	$(5,834)	$(1,647)	$13,646

Income taxes receivable of $16.1 million at December 31, 2009 consist of refunds of estimated tax payments of $3.5 million and refunds of $12.6 million due to the Federal carryback of net operating losses. Additionally, the Company had available federal tax credits of $1.2 million available to reduce future tax liabilities, state tax credits of $167,000 available to reduce future tax liabilities and state net operating losses of $43.2 million available to reduce future taxable income (expiring in 2029).

The Company is required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. The Company has concluded that neither it, nor the Bank and its subsidiary, has any uncertain tax positions that require recognition in the consolidated financial statements. Therefore, no reserve related to uncertainty is necessary as of December 31, 2009. This determination was based on tax years that remain subject to examination by the relevant tax authorities. The Internal Revenue Service (the “IRS”) and the Franchise Tax Board (the “FTB”) have examined the Company’s consolidated federal income tax returns for tax years up to and including 2004. Therefore, years 2005 through 2008 remain open for examination. As of December 31, 2009, the Company was under examination by the IRS for the tax years 2005 through 2008 and the tax years 2005 through 2007 by the FTB.

The Company’s policy is to record any interest or penalties paid in connection with income taxes on the appropriate line of the Statement of Operations.

11. LONG-TERM SUBORDINATED DEBENTURES

Center Capital Trust I is a Delaware business trust formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. During the fourth quarter of

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004, Center Capital Trust I issued 18,000 Capital Trust Preferred Securities (“TP Securities”), with liquidation value of $1,000 per security, for gross proceeds of $18,000,000. The entire proceeds of the issuance were invested by Center Capital Trust I in $18,000,000 of Junior Long-term Subordinated Debentures (the “Subordinated Debentures”) issued by the Company, with identical maturity, repricing and payment terms as the TP Securities. The Subordinated Debentures represent the sole assets of Center Capital Trust I. The Subordinated Debentures mature on January 7, 2034 and bear a current interest rate of 3.13% (based on 3-month LIBOR plus 2.85%), with repricing and payments due quarterly in arrears on January 7, April 7, July 7, and October 7 of each year commencing April 7, 2004. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank to the extent then required, on any January 7th, April 7th, July 7th, and October 7th on or after April 7, 2009 at the Redemption Price. Redemption Price means 100% of the principal amount of Subordinated Debentures being redeemed plus accrued and unpaid interest on such Subordinated Debentures to the Redemption Date, or in case of redemption due to the occurrence of a Special Event, to the Special Redemption Date if such Redemption Date is on or after April 7, 2009. The TP Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on January 7, 2034.

Holders of the TP Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at a current rate per annum of 3.13%. The distribution rate is a per annum rate which resets quarterly, equal to LIBOR (as in effect) immediately preceding each interest payment date (January 7, April 7, July 7, and October 7 of each year) plus 2.85%. The distributions on the TP Securities are treated as interest expense in the consolidated statements of operations. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TP Securities issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TP Securities.

On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements that could be included in Tier I capital would be limited to 25 percent of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 6.7% of the Company’s Tier I capital.

As of December 31, 2009 and 2008, Center Capital Trust I is not reported on a consolidated basis. Therefore, the capital securities of $18,000,000 are not presented on the consolidated statements of financial condition. Instead, the long-term subordinated debentures of $18,557,000 issued by Center Financial to Center Capital Trust I and the investment in Center Capital Trust I’s common stock of $557,000 (included in other assets) are separately reported.

12. GOODWILL AND INTANGIBLES

In April 2004, the Company purchased the Chicago branch of Korea Exchange Bank and recorded goodwill of $1.3 million and a core deposit intangible of $462,000. The Company amortizes premiums on acquired deposits using the straight-line method over 5 to 9 years. Amortization expense for core deposit intangible was $53,000 for years ended December 31, 2009, 2008 and 2007, respectively. Core deposit intangible net of amortization was $0 and $213,000 at December 31, 2009 and 2008, respectively.

Based on the annual impairment analysis of such goodwill and core deposit intangible at December 31, 2009, the Company determined that the goodwill and core deposit intangible are impaired in their entirety and, as a result, the entire amounts were written off.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. COMMITMENTS AND CONTINGENCIES

The Company leases its premises under noncancelable operating leases. At December 31, 2009, future minimum rental commitments under these leases are as follows:

2010	$2,388
2011	1,601
2012	1,509
2013	1,054
2014	860
Thereafter	1,489

$8,901

Rental expense recorded under such leases amounted to approximately $3.0 million, $2.5 million, and $2.5 million in 2009, 2008 and 2007, respectively.

Litigation

From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. It is the management’s opinion that the resolution of any such claims or legal proceedings would not have a material adverse effect on the Company’s financial condition or results of operations.

On August 6, 2008 the Bank entered into a Settlement Agreement with KEIC (the “KEIC Settlement Agreement”). Pursuant to the KEIC Settlement Agreement, KEIC dismissed with prejudice its complaints against the Bank in both the Superior Court of the State of California and in federal court and assigned to Center Bank its rights and claims as against certain other defendants. In consideration of its dismissal of such claims and assignment of such rights, the Bank agreed to pay consideration of $10.5 million to KEIC, consisting of cash consideration of $6.5 million in scheduled installments over a three-year period and the issuance of 415,369 shares of the common stock of the Company valued at $4.0 million.

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

The Company recognized net expense of $7.5 million based on the present value of long-term receivables and payables during 2008. In December 2009, the Company paid KEIC $3.2 million for the remaining balance of the cash consideration. At December 31, 2009, the Company had a long-term receivable of $0.5 million and no long-term payable, respectively. At December 31, 2008, the Company had a long-term receivable of $1.4 million and a long-term payable of $4.0 million.

Employment Agreement

Effective January 16, 2010, the Company and Center Bank entered into an employment agreement with Mr. Jae Whan Yoo, President and Chief Executive Officer of the Company, (the “Agreement”) for a term of three years, at an annual base salary of $300,000 for the first year of the term, with annual increases thereafter based on increases in the applicable Consumer Price Index, not to exceed 7% per year. Mr. Yoo will also receive

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restricted stock awards of 28,301 shares of the Company’s common stock, 14,151 shares of which will vest on January 15, 2012 and 14,150 shares on January 15, 2013.

Pursuant to the Securities Purchase Agreement with the U.S. Treasury Department, the Company agreed that, until such time as the U.S. Treasury Department ceases to own any securities acquired from the Company pursuant to the Securities Purchase Agreement, the Company will take all necessary action to ensure that the benefit plans with respect to the Company’s senior executive officers comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008 (“EESA”) as implemented by any guidance or regulation under Section 111(b) of EESA that has been issued and is in effect as of the date of issuance of the Series A Preferred Stock and the Warrants and not adopt any benefit plans with respect to, or which cover, our senior executive officers that do not comply with EESA. The Company’s five senior executive officers have consented to the foregoing, and the three applicable executives have executed either amendments to their employment agreement or agreements concerning their compensation arrangements in order to comply with EESA.

14. SHAREHOLDERS’ EQUITY

On March 25, 2009, the Company’s board of directors suspended its quarterly cash dividends based on adverse economic conditions and a reduction in the Company’s earnings. No quarterly cash dividends have been declared since the suspension. (see “Quarterly Dividends” below).

As a bank holding company, the Company’s ability to pay dividends primarily depends upon the dividends received from the Bank. The dividend practice of the Bank, like the Company’s dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by Center Bank’s board of directors at that time. The dividend practices of both the Bank and Center Financial are restricted by state and federal law as well as by regulatory requirements and potentially by contractual requirements, in each case as more fully described below.

Quarterly Dividends—Center Financial paid cash dividends of 4 cents (adjusted for two-for-one stock split paid in March 2004) per share from the fourth quarter of 2003 through the first quarter of 2007, and 5 cents per share from the second quarter of 2007 through the fourth quarter of 2008. On March 25, 2009, the Company’s board of directors suspended its quarterly cash dividends based on adverse economic conditions and a reduction in the Company’s earnings. The board of directors determined that this is a prudent, safe and sound practice to preserve capital, and does not expect to resume the payment of cash dividends in the foreseeable future. Unless the preferred stock issued to the U.S. Treasury Department in the TARP Capital Purchase Program has been redeemed, the Company will not be permitted to resume paying cash dividends without the consent of the U.S. Treasury Department until December 2011. In addition, the Bank and the Company have each entered into MOUs with the respective regulatory agency or agencies, pursuant to which both the Bank and the Company must obtain prior regulatory approval to pay dividends. See Note 20—Regulatory Matters. Once the Company is no longer restricted in its ability to pay cash dividends by any specific regulatory requirements, the amount of any such dividend will be determined each quarter by the Company’s board of directors in its discretion, based on the factors described in the previous paragraph. No assurance can be given that the Bank’s and the Company’s future performance will justify the payment of dividends in any particular quarter and any such dividend will be at the sole discretion of Center Financial’s board of directors.

The Bank’s ability to pay cash dividends to Center Financial is also subject to certain legal limitations. Under California law, banks may declare a cash dividend out of their net profits up to the lesser of retained earnings or the net income for the last three fiscal years (less any distributions made to shareholders during such period), or with the prior written approval of the Commissioner of Financial Institutions, in an amount not exceeding the greatest of (i) the retained earnings of the bank, (ii) the net income of the bank for its last fiscal

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year, or (iii) the net income of the bank for its current fiscal year. Since the Bank’s net loss for 2009 exceeded its combined earnings for 2008 and 2007, in addition to the regulatory approval requirements of the MOU, the Bank will need to obtain the prior written approval of the Commissioner to pay any dividends until the Bank’s net income for the previous three fiscal years is again greater than the amount of any such dividend. In addition, under federal law, banks are prohibited from paying any dividends if after making such payment they would fail to meet any of the minimum regulatory capital requirements. The federal regulators also have the authority to prohibit banks from engaging in any business practices which are considered to be unsafe or unsound, and in some circumstances the regulators might prohibit the payment of dividends on that basis even though such payments would otherwise be permissible.

The Company’s ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows dividends to the company’s shareholders if the company’s retained earnings equal at least the amount of the proposed dividend. If a California corporation does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if immediately after giving effect to the dividend the sum of the company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities. In addition, during any period in which the Company has deferred payment of interest otherwise due and payable on its subordinated debt securities, or any unpaid dividends on the preferred stock issued to the U.S. Treasury Department, it may not make any dividends or distributions with respect to its capital stock.

Stock-Based Compensation—The Company has a Stock Incentive Plan which was adopted by the Board of Directors in April 2006, approved by the shareholders in May 2006, and amended by the Board in June 2007 (the “2006 Plan”). The 2006 Plan provides for the granting of incentive stock options to officers and employees, and non-qualified stock options and restricted stock awards to employees (including officers) and non-employee directors. The 2006 Plan replaced the Company’s former stock option plan (the “1996 Plan”) which expired in February 2006, and all options under the 1996 Plan which were outstanding on April 12, 2006 were transferred to and made part of the 2006 Plan. The option prices of all options granted under the 2006 Plan (including options transferred from the 1996 Plan) must be not less than 100% of the fair market value at the date of grant. All options granted generally vest at the rate of 20% per year except that the options granted to the CEO and to the non-employee directors vest at the rate of 33 1/3% per year. All options not exercised generally expire ten years after the date of grant. Vesting of restricted stock awards (“RSAs”) is discretionary with the Board of Directors or the Compensation Committee, but awards granted to date generally vest at the rate of 50% on the third anniversary of the grant date and 25% per year for the next two years. However, the RSA granted to the CEO, and the Chief Credit Officer vests 50% on the second anniversary of the grant date and the remaining 50% the following year. RSAs granted to senior executive officers are also subject to restrictions on transfer even after vesting for as long as the Company has preferred stock outstanding to the U.S. Treasury Department pursuant to the TARP Capital Purchase Program.

The Company’s pre-tax compensation expense for stock-based employees and directors’ compensation was $1.0 million, $1.2 million, and $1.2 million ($640,000, $876,000, and $959,000 after tax effect of non-qualified stock options) for the years ended December 31, 2009, 2008 and 2007, respectively.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Awards

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

Year ended December 31,
	2009	2008	2007
Risk-free interest rate	1.71% - 3.60%	1.59% - 6.11%	2.05% - 5.07%
Expected life	3 - 6.5 years	3 - 6.5 years	3 - 6.5 years
Expected volatility	70% - 113%	28% - 36%	28% - 36%
Expected dividend yield	0.00% - 3.50%	0.00% - 3.50%	0.00% - 1.29%

A summary of the Company’s stock option activity and related information for the years ended December 31, 2009 and 2008 is set forth in the following table:

	2009			2008			2007
	Shares Available For Grant	Options Outstanding	Weighted Average Exercise Price	Shares Available For Grant	Options Outstanding	Weighted Average Exercise Price	Shares Available For Grant	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	2,190,252	850,151	$16.78	2,077,452	967,271	$17.05	2,670,290	473,593	$15.33
Options granted	(30,000)	30,000	4.71	(3,000)	3,000	11.23	(696,000)	696,000	17.88
Options forfeited	106,360	(106,360)	14.02	115,800	(115,800)	19.35	103,162	(103,162)	19.72
Options exercised	—	(13,546)	3.43	—	(4,320)	5.00	—	(99,160)	12.42

Balance at end of period	2,266,612	760,245	$16.93	2,190,252	850,151	$16.78	2,077,452	967,271	$17.05

Options exercisable at year-end		444,012	$17.01		340,286	$14.91		160,711	$11.59
Weighted-average fair value of options granted during the year			$2.09			$1.77			$6.82

Information pertaining to stock options outstanding at December 31, 2009 and 2008 is as follows:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 2.59 – $ 8.00	52,745	6.12	$5.02	22,745	2.07	$5.43
$ 8.01 – $ 20.00	521,500	6.91	$16.12	307,000	6.52	$15.77
$ 20.01 – $ 25.10	186,000	6.83	$22.56	114,267	6.77	$22.64

Outstanding at December 31, 2009	760,245	6.83	$16.93	444,012	6.36	$17.01

$ 2.23 – $ 8.00	65,451	2.87	$4.98	65,451	3.86	$4.98
$ 8.01 – $ 20.00	580,700	7.88	$16.04	201,301	6.07	$15.20
$ 20.01 – $ 25.10	204,000	7.74	$22.69	73,534	8.01	$22.95

Outstanding at December 31, 2008	850,151	7.46	$16.78	340,286	6.37	$14.91

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2009 was $2,000 and $0, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2008 was $78,000. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $4.60 and $6.17 as of December 31, 2009 and 2008, respectively, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $7,000, $36,000 and $557,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Total fair value of shares vested was $1.3 million, $1.4 million and $562,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

A summary of the Company’s non-vested option shares as of December 31, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2008	509,865	$6.85
Granted	30,000	2.09
Vested	(153,832)	7.09
Forfeited	(69,800)	6.13

Balance at December 31, 2009	316,233	6.44

As of December 31, 2009 and 2008, the Company had approximately $1.0 million and $1.9 million of unrecognized compensation costs related to unvested options, respectively. The Company expects to recognize these costs over a weighted average period of 2.17 years and 2.67 years at December 31, 2009 and 2008, respectively.

Restricted Stock Awards

The market price of the Company’s common stock at the date of grant is used to estimate the fair value of restricted stock awards. Restricted stock activity under the 2006 Plan as of December 31, 2009, and changes during the years ended December 31, 2009 and 2008, respectively, are as follows:

	Year Ended
	December 31, 2009		December 31, 2008
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Nonvested, beginning of period	10,400	$14.72	8,850	$16.92
Granted	1,150	3.07	2,600	7.53
Vested	—	—	—	—
Cancelled and forfeited	(1,500)	16.24	(1,050)	15.81

Nonvested, at end of period	10,050	13.59	10,400	14.72

The Company recorded compensation cost of $18,000 and $30,000 related to the restricted stock granted under the 2006 Plan for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the Company had approximately $44,000 and $110,000 of unrecognized compensation costs related to unvested restricted stocks, respectively. The costs are expected to be recognized over a weighted-average period of 1.54 years and 2.40 years as of December 31, 2009 and 2008, respectively. There were no shares vested during the year ended December 31, 2009 and 2008.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock, Common Stock and Common Stock Warrants—The Company entered into Securities Purchase Agreements with a limited number of institutional and other accredited investors, including insiders, to sell a total of 73,500 shares of mandatorily convertible non-cumulative non-voting perpetual preferred stock, series B, without par value (the “Series B Preferred Stock”) at a price of $1,000 per share, for an aggregate gross purchase price of $73.5 million. This private placement closed on December 31, 2009, and the Company issued an aggregate of 73,500 shares of Series B Preferred Stock upon its receipt of consideration in cash.

The Series B Preferred Stock will automatically convert into a number of shares of Center Financial’s common stock after the Company has received shareholder approval of such conversion at a Special Meeting of Shareholders to be held on March 24, 2010. The conversion ratio for each share of Series B Preferred Stock will be equal to the quotient obtained by dividing the Series B Share Price by the conversion price. The initial conversion price of $3.75 per share is subject to certain possible adjustments in the future under certain circumstances, including failure to obtain shareholder approval for the conversion by May 17, 2010, which will decrease the conversion price by 10%. The Series B Preferred Stock will carry a non-cumulative cash dividend at a per annum rate equal to 12%, payable on June 30 and December 31 of each year, which dividend will not be paid as long as shareholder approval is obtained on or before May 17, 2010. The Series B Preferred Stock is redeemable at the option of the Company after five years on specified terms, and carries a liquidation preference of $1,000 per share, subject to certain adjustments. The Series B Preferred Stock may not be redeemed at the option of the holder. In the event the Company chooses to redeem the Series B Preferred Stock, the holders would be entitled instead to convert their shares into common stock under specified guidelines.

The Company also issued 3,360,000 shares of common stock in the previous private placement which closed on November 30, 2009 (the “November Private Placement”), which shares will also be eligible for resale as described below. In addition, the Company may issue 85,045 additional shares to investors in the November Private Placement upon shareholder approval thereof. The shares of common stock in the November Private Placement were sold at a price per share of $3.71 to non-affiliated investors and $4.69 to certain directors and officers of the Company. The difference in the purchase price was necessary to comply with NASDAQ Listing Rule 5635(c). The Company intends to seek shareholder approval of the November Private Placement at a special meeting to be held on March 24, 2010, so that all investors in the November Private Placement may be treated equally. If such approval is obtained, 85,045 additional shares would be issued to the directors and officers who invested in the November Private Placement, in order to effectuate this result.

The Company entered into a purchase agreement with the U.S. Treasury Department on December 12, 2008, pursuant to which the Company issued and sold 55,000 shares of the Company’s fixed-rate cumulative perpetual preferred stock for a total purchase price of $55.0 million, and a 10-year warrant to purchase 864,780 shares of the Company’s common stock at an exercise price of $9.54 per share. The Company will pay the U.S. Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed. The cumulative dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year.

As a result of “qualified equity offerings” (as defined in the Securities Purchase Agreement with the U.S. Treasury Department) in the fourth quarter of 2009 aggregating in excess of $55 million (specifically $86.3 million) in gross proceeds, the number of common shares underlying the warrant was reduced to 432,290.

The Company allocated total proceeds of $55.0 million, based on the relative fair value of preferred stock and common stock warrants, to preferred stock for $52.9 million and common stock warrants for $2.1 million, respectively, on December 12, 2008. The preferred stock discount will be accreted, on an effective yield method, to preferred stock over the 10 years.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Using these assumptions, the fair value of common stock warrants amounted to $1.4 million and the fair value of the preferred stock amounted to $37.2 million. The relative fair values of preferred stock and common stock warrants were 96.3% and 3.7%, respectively. The total proceeds of $55 million were allocated, based on the relative fair value, to preferred stock in the amount of $52.9 million for preferred stock and $2.1 million for common stock warrants on December 12, 2008, respectively.

Postretirement Split-dollar Arrangement—As of January 1, 2008, the Company recorded the cumulative effect of a change in accounting principle for recognizing a liability for the postretirement cost of insurance for endorsement split-dollar life insurance coverage with split-dollar arrangement for employees and non-employee directors in the amount of $1.4 million as a reduction of equity. On a monthly basis, the Company records the benefit expense of such insurance coverage. Benefit expense during the year ended December 31, 2009 and 2008 amounted to $98,000 and $98,000, respectively.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. EARNINGS (LOSS) PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the years ended December 31, 2009, 2008, and 2007.

	Net Income (Loss)	Weighted Average Number of Shares	Per Share Amount
	(Dollars in thousands, except earnings per share)
2009
Basic EPS
Net loss	$(42,502)	17,077	$(2.49)
Less : preferred stock dividends and accretion of preferred stock discount	(2,954)	—	(0.17)

Loss available to common shareholders	(45,456)	17,077	(2.66)
Effect of dilutive securities:
Stock options, restricted stocks and warrants	—	—	—
Diluted EPS

Loss available to common shareholders	$(45,456)	17,077	$(2.66)

2008
Basic EPS
Net income	$220	16,526	$0.01
Less : preferred stock dividends and accretion of preferred stock discount	(155)	—	(0.01)

Income available to common shareholders	65	16,526	0.00
Effect of dilutive securities:
Stock options, restricted stocks and warrants	—	34	—
Diluted EPS

Income available to common shareholders	$65	16,560	$0.00

2007
Basic EPS
Income available to common shareholders	$21,943	16,649	$1.32
Effect of dilutive securities:
Stock options and restricted stocks	—	83	(0.01)
Diluted EPS

Income available to common shareholders	$21,943	16,732	$1.31

Options not included in the computation of diluted earnings (loss) per share because they would have had an anti-dilutive effect amounted to 760,000 shares, 840,000 shares and 766,000 shares for the years ended December 31, 2009, 2008 and 2007, respectively.

16. EMPLOYEE BENEFIT PLAN

The Company has an Employees’ Profit Sharing and Savings Plan (the “Plan”), for the benefit of substantially all of its employees who have reached a minimum age of 21 years. Each employee is allowed to contribute to the Plan up to the maximum percentage allowable, not to exceed the limits of IRS Code Sections 401(k), 404 and 415. As of May 1, 2009, the Company has suspended its matching contribution. The Company may make a discretionary contribution, which is not limited to the current or accumulated net profit, as well as a

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

qualified non-elective contribution, with both amounts determined by the Company. For the years ended December 31, 2009, 2008, and 2007, the Company made matching contributions of $98,000, $369,000, and $275,000, respectively, and no discretionary contributions.

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

The following is a summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Loans	$187,148	$220,094
Standby letters of credit	21,284	11,282
Performance bonds	651	560
Commercial letters of credit	22,190	21,506

Liabilities for losses on outstanding commitments of $246,000 and $263,000 were separately reported in other liabilities at December 31, 2009 and 2008.

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

18. FAIR VALUE MEASUREMENTS

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

The Company owns one collateralized debt obligation (“CDO”) security that is backed by trust preferred securities (“TRUPS”) issued by banks and thrifts. The Company recognized an OTTI impairment during 2008 of $9.9 million to reduce the CDO TRUPS to fair value of $1.1 million at December 31, 2008. As of April 1, 2009, the noncredit related portion of the previous OTTI of $1.6 million was reinstated to the amortized cost of the security. At December 31, 2009, the fair value of the security was $2.4 million due to the decline in the fair value which is considered temporary. The CDO TRUPS securities market for the past several quarters has been severely impacted by the liquidity crunch and concern over the banking industry. If the weight of the evidence indicates the market is not orderly, a reporting entity shall place little, if any, weight compared with other indications of fair value on that transaction price when estimating fair value or market risk premiums. Factors that were considered to determine whether there has been a significant decrease in the volume and level of activity for the CDO TRUPS securities market when compared with normal activity include:

•	There are few recent transactions.

•	Price quotations are not based on current information.

•	Price quotations vary substantially either over time or among market makers.

•	Indexes that were previously highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Moody’s Analytics Discounted Cash flow Valuation analysis uses 3-month London Inter-Bank Offered Rate (“LIBOR”) + 300 basis points as a discount rate (to reflect illiquidity—the credit component of the discount rate is embedded in the credit analysis). Approximating the appropriate yield premium for the illiquidity of a CDO TRUPS security has proved to be difficult and management found it more useful to measure the price impact for this illiquidity discount. The table below illustrates this.

Maturity	Modified Duration	Price impact in percentage for basis point shown
		100 bp	200 bp	300 bp	400 bp
10 yr	8.58	9%	17%	26%	34%
20 yr	14.95	15%	30%	45%	60%
30 yr	19.69	20%	39%	59%	79%

There are three maturity assumptions since the final maturity on the CDO TRUPS securities can be no longer than thirty years but may be less than that as well. From the percentage impact in the 300 basis points column, an illiquidity discount of 300 basis points seems to be sufficient and reasonable based on management’s opinion in consideration of current market conditions. The maturity date on the Company’s CDO TRUPS security is October 3, 2032 and that would put the price impact for illiquidity at a 45% to 59% discount as of December 31, 2009.

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

Loans held for sale.

Loans held for sale are measured at the lower of cost or fair value. As of December 31, 2009 and 2008, the Company had $23.3 million and $9.9 million of loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At December 31, 2009 and 2008, the entire balance of loans held for sale was recorded at its cost. The Company records loans held for sale as nonrecurring with Level 2 inputs.

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Real Estate Owned (OREO).

OREO is recorded at the lower of its carrying value or its fair value less anticipated disposal cost. Fair value of the OREO is determined by appraisals or independent valuation, which is then adjusted for the cost associated with liquidating the property. The Company records OREO as nonrecurring with Level 2 inputs.

Assets measured at fair value at December 31, 2009 are as follows:

	Fair Value Measurements at Reporting Date Using
	12/31/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description
Assets measured at fair value on a recurring basis
Available-for-sale securities:
U.S. Treasury	$300	$300	$—	$—
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	74,270	—	74,270	—
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	212,175	—	212,175	—
Corporate trust preferred securities	2,404	—	—	2,404
Mutual Funds backed by adjustable rate mortgages	4,533	—	4,533	—
Fixed rate collateralized mortgage obligations	76,745	—	76,745	—

Total available-for-sale securities	$370,427	$300	$367,723	$2,404

Assets measured at fair value on a non-recurring basis
Impaired Loans	$74,447	$—	$74,447	$—
OREO	$4,278	—	4,278	—

The following table presents the Company’s reconciliation and statement of operations classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Beginning Balance as of 12/31/08	Transfer in (out) 4/1/09	Purchases, Issuance and Settlements	Realized Gains or Losses in Earnings (Expenses)	Unrealized Gains or Losses in Other Comprehensive Income	Ending Balance as of 12/31/09
	(Dollars in thousands)
ASSETS
Available-for-sale securities:
Corporate trust preferred security (CDO TRUPS)	$—	$317	$—	$—	$2,087	$2,404

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company, using available market information and appropriate valuation methodologies available to management at December 31, 2009 and 2008, has determined the estimated fair value of financial instruments. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Furthermore, fair values disclosed hereinafter do not reflect any premium or discount that could result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in the disclosed amounts.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$232,802	$232,802	$98,211	$98,211
Investment securities available for sale	370,427	370,427	173,833	173,833
Investment securities held to maturity	—	—	8,861	8,879
Loans receivable, net	1,479,142	1,472,963	1,679,340	1,687,476
Federal Home Loan Bank and other equity stock	15,673	15,673	15,673	15,673
Customers’ liability on acceptances	2,341	2,341	4,503	4,503
Accrued interest receivable	6,879	6,879	7,477	7,477
Income tax receivable	16,140	16,140	2,327	2,327
Liabilities
Deposits	1,747,671	1,704,176	1,603,519	1,599,082
Other borrowed funds	148,443	157,593	193,021	206,579
Acceptances outstanding	2,341	2,341	4,503	4,503
Accrued interest payable	5,803	5,803	7,268	7,268
Long-term subordinated debentures	18,557	13,790	18,557	13,279
Accrued expenses and other liabilities	13,927	13,927	15,174	15,174
Off-balance sheet items
Commitments to extend credit	$187,148	$240	$220,094	$282
Standby letter of credit	21,284	319	11,282	169
Commercial letters of credit	22,190	84	21,506	81
Performance bonds	651	9	560	8

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

Loans—Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed rate loans, as well as anticipated repayment schedules. The fair value of adjustable rate loans is based on the estimated discounted cash flows utilizing the discount rates that approximate the pricing of loans collateralized by similar properties or assets. The fair value of nonperforming loans at December 31, 2009 and December 31, 2008 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The estimated fair value is net of allowance for loan losses, deferred loan fees, and deferred gain on SBA loans.

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

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Effective December 18, 2009, the Bank entered into a memorandum of understanding (“MOU”) with the FDIC and the Department of Financial Institutions (the “DFI”). The MOU is an informal administrative agreement pursuant to which the Bank has agreed to take various actions and comply with certain requirements to facilitate improvement in its financial condition. In accordance with the MOU, the Bank agreed among other things to (a) develop and implement strategic plans to restore profitability; (b) develop a capital plan containing specified elements including achieving by December 31, 2009 and thereafter maintaining a Leverage Capital Ratio of not less than 9% and a Total Risk-Based Capital Ratio of not less than 13%; (c) refrain from paying cash dividends without prior regulatory approval; (d) reduce the amounts of its assets adversely classified or criticized in its most recent FDIC examination or internally graded Special Mention within certain specified time parameters; (e) increase the allowance for loan and lease losses (“ALLL”) by $18.7 million (which was completed in the second quarter of 2009) and thereafter maintain an appropriate ALLL balance; (f) develop and implement certain specified policies and procedures relating to the ALLL, troubled debt restructurings, and non-accrual and impaired loans; (g) develop and implement a plan for reducing concentrations of commercial real estate loans; (h) make certain revisions to the Bank’s liquidity policy concerning “high-rate” deposits and reduce the Net Non-Core Funding Dependency Ratio to less than 40% by December 31, 2010; (i) conduct a complete review of management and staffing and submit written findings to the FDIC and the DFI concerning the same; (j) notify the FDIC and the DFI prior to appointing any new director or senior executive officer; (k) refrain from establishing any new offices without prior regulatory approval; and (l) submit written quarterly progress reports to the FDIC and the DFI detailing the form and manner of any actions taken to secure compliance with the MOU and the results thereof.

On December 9, 2009, the Company entered into an MOU with the Federal Reserve Bank of San Francisco (the “FRB”) pursuant to which the Company agreed, among other things, to (i) take steps to ensure that the Bank complies with the Bank’s MOU; (ii) implement a capital plan addressing specified items and submit the plan to the FRB for approval; (iii) submit annual cash flow projections to the FRB; (iv) refrain from paying cash dividends, receiving cash dividends from the Bank, increasing or guaranteeing debt, redeeming or repurchasing its stock, or issuing any additional trust preferred securities, without prior FRB approval; and (v) submit written quarterly progress reports to the FRB detailing compliance with the MOU.

The MOUs will remain in effect until modified or terminated by the FRB, the FDIC and the DFI. The Company does not expect the actions called for by the MOUs to change its business strategy in any material respect, although they may have the effect of limiting or delaying the Bank’s or the Company’s ability or plans to expand. The board of directors and management of the Bank and the Company have taken various actions to comply with the MOUs, and will diligently endeavor to take all actions necessary for compliance. Management believes that the Bank and the Company are currently in substantial compliance with the terms of the MOUs, although formal determinations of compliance with the MOUs can only be made by the regulatory authorities. In that regard, the Bank’s Leverage Capital Ratio and Total Risk-Based Capital ratios as of December 31, 2009 were 12.0% and 17.2%, considerably in excess of the required ratios for the Bank. Management will continue to work closely with the FRB, the FDIC and the DFI in order to continue to comply with the terms of the MOUs.

On March 1, 2005, the Federal Reserve Board (“FRB”) adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill. Trust preferred securities currently make up 6.7% of the Company’s Tier I capital.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To be categorized as “well capitalized”, the Company must maintain specific total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. The actual and required capital amounts and ratios at December 31, 2009 and 2008 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2009
Total Capital (to Risk-Weighted Assets)
Center Financial Corporation	$291,205	17.77%	$131,100	8.00%	$163,875	10.00%
Center Bank	$282,314	17.22%	$131,156	8.00%	$163,945	10.00%
Tier 1 capital (to Risk-Weighted Assets)
Center Financial Corporation	$270,253	16.50%	$65,516	4.00%	$98,274	6.00%
Center Bank	$261,349	15.94%	$65,583	4.00%	$98,375	6.00%
Tier 1 capital (to Average Assets)
Center Financial Corporation	$270,253	12.40%	$87,178	4.00%	$108,973	5.00%
Center Bank	$261,349	12.00%	$87,116	4.00%	$108,895	5.00%

As of December 31, 2008
Total Capital (to Risk-Weighted Assets)
Center Financial Corporation	$252,168	13.84%	$145,762	8.00%	$182,202	10.00%
Center Bank	$239,118	13.13%	$145,693	8.00%	$182,116	10.00%
Tier 1 capital (to Risk-Weighted Assets)
Center Financial Corporation	$229,207	12.58%	$72,880	4.00%	$109,320	6.00%
Center Bank	$216,157	11.87%	$72,841	4.00%	$109,262	6.00%
Tier 1 capital (to Average Assets)
Center Financial Corporation	$229,207	11.28%	$81,279	4.00%	$101,599	5.00%
Center Bank	$216,157	10.64%	$81,262	4.00%	$101,578	5.00%

As of December 31, 2009, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

21. BUSINESS SEGMENT INFORMATION

The Company manages its activities as a single operating segment, and accordingly, the Company’s operations consist of a single reportable business segment.

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
2009
Interest Income	$26,637	$27,199	$25,716	$24,259
Interest Expense	10,735	11,876	10,923	9,050
Net interest income before provision for loan losses	15,902	15,323	14,793	15,209
Provision for loan losses	14,451	29,835	10,561	22,625
Net income (loss)	(2,726)	(12,787)	(2,524)	(24,465)
Preferred stock dividend and accretion of preferred stock discount	730	739	742	743
Net income (loss) available to common shareholders	(3,456)	(13,526)	(3,266)	(25,208)
Earnings (loss) per common share:
Basic	(0.21)	(0.81)	(0.19)	(1.41)
Diluted	(0.21)	(0.81)	(0.19)	(1.41)
2008
Interest Income	$35,679	$33,298	$32,619	$29,611
Interest Expense	17,080	14,603	13,150	11,774
Net interest income before provision for loan losses	18,599	18,695	19,469	17,837
Provision for loan losses	2,162	2,047	2,121	19,848
Net income (loss)	4,220	5,279	(3,159)	(6,120)
Preferred stock dividend and accretion of preferred stock discount	—	—	—	(155)
Net income (loss) available to common shareholders	4,220	5,279	(3,159)	(6,275)
Earnings (loss) per common share:
Basic	0.26	0.32	(0.19)	(0.37)
Diluted	0.26	0.32	(0.19)	(0.37)
2007
Interest Income	$33,981	$35,429	$36,735	$37,096
Interest Expense	15,383	16,230	17,403	17,970
Net interest income before provision for loan losses	18,598	19,199	19,332	19,127
Provision for loan losses	1,270	1,100	2,000	2,125
Net income	5,857	6,482	5,698	3,906
Earnings per common share:
Basic	0.35	0.39	0.34	0.23
Diluted	0.35	0.39	0.34	0.23

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

The information below is presented as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2009	2008
	(Dollars in thousands)
Assets:
Cash	$13,801	$13,931
Investment in subsidiaries	265,711	220,596
Other assets	1,023	93

Total assets	$280,535	$234,620

Liabilities:
Long-term subordinated debentures	$18,557	$18,557
Other liabilities	5,920	1,496

Total liabilities	24,477	20,053

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding, 128,500 shares and 55,000 shares as of December 31, 2009 and December 31, 2008, respectively
Series A, cumulative, issued and outstanding 55,000 shares as of December 31, 2009 and 2008	53,171	52,959
Series B, non-cumulative, convertible, issued and outstanding 73,500 shares and none as of December 31, 2009 and 2008, respectively	70,000	—
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding, 20,160,726 shares and 16,789,080 shares (including 10,050 shares and 10,400 shares of unvested restricted stock) as of December 31, 2009 and 2008, respectively	88,060	74,254
Retained earnings	41,314	85,846
Accumulated other comprehensive income (loss), net of tax	3,513	1,508

Total shareholders’ equity	256,058	214,567

Total liabilities and shareholders’ equity	$280,535	$234,620

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Cash dividend from Center Bank	$—	$—	$11,171
Equity in undistributed earnings of Center Bank	(40,595)	4,242	14,337
Other operating expenses, net	(1,907)	(4,022)	(3,565)

Net income (loss)	$(42,502)	$220	$21,943

CENTER FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2009	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$(42,502)	$220	$21,943
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities
Equity in undistributed loss (income) of the Bank	40,595	(4,242)	(14,337)
Stock option compensation	978	1,175	1,216
Increase in other assets	(407)	(331)	32
Increase in liabilities	4,542	616	32

Net cash provided by (used in) operating activities	3,206	(2,562)	8,886

Cash flows used in investing activities:
Payment for investments in and advances to subsidiary	(82,781)	(40,000)	—

Net cash used in investing activities	(82,781)	(40,000)	—

Cash flows provided by (used in) financing activities:
Net proceeds from issuance of preferred stock	70,000	55,000	—
Proceeds from issuance of common stock	12,781	—	—
Proceeds from stock options exercised	47	22	1,226
Payment to repurchase common stock	—	—	(4,608)
Payment of cash dividend	(3,383)	(3,315)	(3,179)

Net cash provided by (used in) financing activities	79,445	51,707	(6,561)

Net (decrease) increase in cash	(130)	9,145	2,325
Cash, beginning of the year	13,931	4,786	2,461

Cash, end of the year	$13,801	$13,931	$4,786

24. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition or disclosure and determined there were no significant events that required disclosure in its consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13(a)–15(e) as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

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

The board of directors, primarily through its audit committee, oversees the adequacy of the Company’s internal control structure. The audit committee, whose members are neither officers nor employees of the Company, meets periodically with management, internal auditors and internal credit examiners to review the functioning of each and to ensure that each is properly discharging its responsibilities. In addition, Grant Thornton LLP, an independent registered public accounting firm, was engaged to audit the Company’s consolidated financial statements and express an opinion as to the fairness of presentation of such financial statements. Grant Thornton LLP has issued an audit report on the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based upon the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by COSO. Based upon this assessment, management believes that, as of December 31, 2009, the Company maintained effective control over financial reporting.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting during the quarter ended December 31, 2009, except for the remediation of the material weakness described below.

Management previously disclosed a material weakness in internal control over financial reporting in its annual report on Form 10-K for the year ended December 31, 2008 and each of the quarterly reports on Form 10-Q during 2009, relating to our internal controls over the preparation and review of allowance for loan losses. To remediate this material weakness, management implemented an additional review process by establishing interdepartmental committee and performing more frequent loan loss provision analysis. As a result of these actions, management of the Company believes this material weakness has been satisfactorily remediated as of December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Center Financial Corporation

We have audited Center Financial Corporation’s (a California Corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Center Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Center Financial Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Center Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Center Financial Corporation as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 12, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Los Angeles, California

March 12, 2010

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2009 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Amended and Restated Bylaws of Center Financial Corporation[2]

3.3	Amendment to Bylaws of Center Financial Corporation[3]

4.1	A Certificate of Determination for Series A Preferred Stock of Center Financial Corporation[3]

4.2	Certificate of Determination for Series B Preferred Stock of Center Financial Corporation[4]

10.1	Employment Agreement between Center Financial Corporation and Jae Whan Yoo effective January 16, 2007[5]

10.2	2006 Stock Incentive Plan, as Amended and Restated June 13, 2007[6]

10.3	Lease for Corporate Headquarters Office[7]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[8]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[8]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[8]

10.7	Deferred compensation plan and list of participants[9]

10.8	Split dollar plan and list of participants[9]

10.9	Survivor income plan and list of participants[9]

10.10	Warrant to Purchase Common Stock[3]

10.11	Letter Agreement, dated as of December 12, 2008, including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, between Center Financial Corporation and the United States Department of the Treasury[3]

10.12	Form of Securities Purchase Agreement between the Company and each of the Purchasers, dated as of December 29, 2009[4]

10.13	Form of Subscription Agreement for Directors or Officers of the Company Dated as of November 24, 2009[10]

10.14	Form of Subscription Agreement for Non-affiliated Investors Executed in November 2009[10]

11	Statement of Computation of Per Share Earnings (included in Note 15 to Consolidated Financial Statements included herein.)

21	Subsidiaries of Registrant[11]

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

99.1	Certification of Principal Executive Officer and Principal Financial Officer (Pursuant to Section 111 of EESA)

[1]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by reference
[2]	Filed as an Exhibit to the Form 8-K filed with the Commission on May 12, 2006 and incorporated herein by reference
[3]	Filed as an Exhibit to the Form 8-K filed with the SEC on December 16, 2008 and incorporated herein by reference
[4]	Filed as an Exhibit to the Form 8-K filed with the SEC on December 31, 2009 and incorporated herein by reference
[5]	Filed as an Exhibit to the Form 8-K filed with the Commission on February 1, 2007 and incorporated herein by reference
[6]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference
[7]

Filed as an Exhibit of the same number to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the “Commission”) on June 14, 2002 and incorporated herein by reference

[8]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference
[9]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference
[10]	Filed as an Exhibit to the Form 8-K filed with the SEC on December 1, 2009 and incorporated herein by reference
[11]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference

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

Date: March 12, 2010	/S/ JAE WHAN YOO
Jae Whan Yoo President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and the dates indicated.

Signature	Title	Date

/S/ JAE WHAN YOO Jae Whan Yoo	Director, Chief Executive Officer & President (Principal Executive Officer)	March 12, 2010

/S/ JIN CHUL JHUNG Jin Chul Jhung	Chairman of the Board	March 12, 2010

/S/ DAVID Z. HONG David Z. Hong	Director	March 12, 2010

/S/ CHANG HWI KIM Chang Hwi Kim	Director	March 12, 2010

/S/ PETER Y. S. KIM Peter Y. S. Kim	Director	March 12, 2010

/S/ SANG HOON KIM Sang Hoon Kim	Director	March 12, 2010

/S/ CHUNG HYUN LEE Chung Hyun Lee	Director	March 12, 2010

/S/ KEVIN SUNG KIM Kevin Sung Kim	Director	March 12, 2010

/S/ LONNY D. ROBINSON Lonny D. Robinson	Executive Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2010