Form 10-K/A
period 2009-12-31
CENTER FINANCIAL CORP
filed 2010-04-07
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number: 000-50050

CENTER FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

California	52-2380548
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3435 Wilshire Boulevard, Suite 700 Los Angeles, California	90010
Address of principal executive offices	Zip Code

(213) 251-2222

Registrant’s telephone number, include area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange Which Registered
Common Stock, No Par Value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the reported closing sale price of $2.52 on such date was $33.6 million. Excluded from this computation are 3,471,780 shares held by all directors and executive officers as a group on that date.

This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the Registrant outstanding as of March 31, 2010 was 39,895,661.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

Center Financial Corporation (the “Company”) is filing this Amendment No. 1 to amend Items 10 through 14 of Part III of its Form 10-K filed on March 12, 2010 (the “Original Filing”) for the purpose of including the information required by these Items in order to facilitate the effectiveness of certain Registration Statements on Form S-3 which are currently on file with the Securities and Exchange Commission. In addition, this Amendment No. 1 corrects an inadvertent error on the cover page of the Original Filing which mistakenly designated the registrant as a non-accelerated filer rather than as an accelerated filer. In connection with this Amendment No. 1, the Company is including as exhibits updated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Solely for this reason, the Company also has restated Part IV of the Original Filing in Part IV of this Amendment No. 1. Except as set forth in the immediately preceding sentence, this Amendment No. 1 does not alter or restate any of the information set forth in the Original Filing.

This Amendment No. 1 continues to speak as of the date of the Form 10-K filed on March 12, 2010 and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings, if any, made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth certain information with respect to (i) each of the persons to be nominated by the Board of Directors for election as directors, (ii) each of the Company’s directors and executive officers, and (iii) the directors and executive officers as a group. Additional information concerning the experience and qualifications of the Company’s directors appears immediately following the table.

			Director Since	Common Stock Beneficially Owned on March 31, 2010
Name, Address and Offices Held with Company[1]	Principal Occupation for the Past Five Years	Age		Number of Shares[2]		Vested Option Shares[3]	Percentage of Shares Outstanding[4]
Jin Chul Jhung Chairman of the Board	President and Chairman, Royal Imex, Inc. (Importing and Wholesale)	66	2000 (1998)[8]	326,474	[5]	20,000	*

David Z. Hong Director	Retired (formerly accountant, David Hong Accounting Service)	80	2000 (1985)[8]	766,262	[6]	20,000	1.97%

Chang Hwi Kim Director	President, Maxion Inc. (Home Entertainment)	67	2000 (1989)[8]	687,876	[7]	20,000	1.77%

Kevin S. Kim Director	Attorney Kevin S. Kim & Associates	52	2008 (2008)[8]	400,000		8,333	1.02%

Peter Y. S. Kim Director	President and Chairman, Harbor Express, Inc., Gold Point Transportation, Inc., Bridge Warehouse, Inc. (Trucking); President, 3Plus Logistics	61	2000 (1998)[8]	764,631	[9]	20,000	1.97%

Sang Hoon Kim Director	Retired Chairman and Chief Executive Officer, Tmecca.com[10]	69	2000 (1985)[8]	941,726	[11]	20,000	2.41%

[1]

All offices held apply to both Center Financial Corporation and Center Bank unless otherwise indicated. The business address of each of the directors and executive officers is 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010.

[2]

Except as otherwise noted, may include shares held by such person’s spouse (except where legally separated) and minor children, and by any other relative of such person who has the same home; shares held in “street name” for the benefit of such person; shares held by a family trust as to which such person is a trustee and primary beneficiary with sole voting and investment power (or shared power with a spouse); or shares held in an Individual Retirement Account or pension plan as to which such person (and/or such person’s spouse) is the sole beneficiary and has pass-through voting rights and investment power.

[3]

Consists of option shares which are vested or will vest within 60 days of March 31, 2010 pursuant to the Company’s 2006 Stock Incentive Plan, as amended. See “ITEM 11 – EXECUTIVE COMPENSATION – EXECUTIVE OFFICER AND DIRECTOR COMPENSATION – Outstanding Equity Awards at Fiscal Year-End” and “ – Compensation of Directors.”

[4]

This percentage is based on the total number of shares of the Company’s common stock outstanding, plus the number of option shares for the applicable individual or group which are vested or will vest within 60 days of March 31, 2010 pursuant to the Company’s 2006 Stock Incentive Plan, as amended. See “ITEM 11 – EXECUTIVE COMPENSATION – EXECUTIVE OFFICER AND DIRECTOR COMPENSATION – Outstanding Equity Awards at Fiscal Year-End” and “ –Compensation of Directors.”

[5]	Includes 84,073 shares held by Royal Imex, Inc., of which Mr. Jhung is President, Chairman and sole shareholder, as to which shares Mr. Jhung has sole voting and investment power.
[6]

Includes 192,980 shares held by two charitable remainder trusts of which Mr. Hong is a trustee and beneficiary, and in which Mr. Hong has proportional pecuniary interests of approximately 71% and disclaims beneficial ownership of the remaining 29%. Mr. Hong has sole voting and investment power as to all 192,980 shares held by these trusts. Mr. Hong also owns 573,282 shares directly.

[7]	Includes 18,364 shares owned by Chang Hwi Kim’s adult children, as to which shares Mr. Kim has sole voting and investment power pursuant to an agreement with the record owners of the shares.
[8]	Year first elected or appointed a director of Center Bank.
[9]	559,730 of these shares are pledged.
*	Less than 1%

			Director Since	Common Stock Beneficially Owned on March 31, 2010
Name, Address and Offices Held with Company[1]	Principal Occupation for the Past Five Years	Age		Number of Shares[2]		Vested Option Shares[3]	Percentage of Shares Outstanding[4]
Chung Hyun Lee Director	President, NuArt International, Inc. (Cosmetics Importing)	68	2000 (1985)[8]	273,056		20,000	*

Jae Whan Yoo President, Chief Executive Officer and Director	President and Chief Executive Officer, Center Bank and Center Financial Corporation[12]	61	2007 (2007)[8]	139,008	[13]	100,000	*

Lisa Kim Pai Executive Vice President, General Counsel, Corporate Secretary and Chief Risk Officer	Executive Vice President and General Counsel, Center Bank and Center Financial Corporation[14]	50	n/a	16,200		30,000	*

Lonny D. Robinson Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer, Center Bank and Center Financial Corporation[15]	52	n/a	—		30,000	*

Jason K. Kim Senior Vice President and Chief Credit Officer, Center Bank	Senior Vice President and Chief Credit Officer, Center Bank	43	n/a	86,518	[13]	25,960	*

Sook Kyong Goo Senior Vice President and Chief Operations Officer, Center Bank	Senior Vice President and Chief Operations Officer, Center Bank[16]	56	n/a	5,390		12,000	*

Directors and Executive Officers as a Group (12 persons)				4,407,141		326,293	11.77%

[10]	Sang Hoon Kim served as Chairman and Chief Executive Officer of Tmecca.com, an on-line provider of professional books and magazines, from 2001 until he retired from this position in April 2006.
[11]

Includes 271,418 shares held by a trust of which Mr. Kim is a trustee, and 6,812 shares held by other relatives of Mr. Kim, as to all of which shares Mr. Kim has shared voting and investment power pursuant to agreements with the record owners of the shares. Also includes 274,524 shares held by Mr. Kim’s wife as separate property, all of which are pledged, as to which shares Mr. Kim has shared voting and investment power. Mr. Kim also owns 388,972 shares directly.

[12]

Prior to assuming these positions in January 2007, Mr. Yoo served as President, Chief Executive Officer and director of Hanmi Financial Corporation (“Hanmi Financial”) and Hanmi Bank in Los Angeles from July 2003 to December 2004.

[13]

Includes 28,301 and 14,708 shares subject to restricted stock awards held by Jae Whan Yoo and Jason K. Kim, respectively. Mr. Yoo’s award will vest 50% on January 15, 2012, and 50% on January 15, 2013; and Mr. Kim’s award will vest 50% on February 10, 2012 and 50% on February 10, 2013; in both cases subject to receipt of satisfactory annual performance reviews each year. Such shares will continue to be subject to restrictions on transfer even when fully vested as long as the Company continues to have shares of preferred stock outstanding to the U.S. Treasury Department in connection with the TARP Capital Purchase Program.

[14]

Prior to assuming these positions in February 2007, Ms. Pai served in private legal practice with Kim Pai & Associates in Pasadena, California since November 2006; as acting General Counsel And Corporate Secretary of Nara Bancorp in Los Angeles from June 2005 to October 2006; and in private practice with The Law Offices of Lisa Pai in Los Angeles, California from February 2005 until May 2005.

[15]

Mr. Robinson was appointed to these positions on April 9, 2007. Previously, he served as our Interim Chief Financial Officer since February 12, 2007; and as project specialist for the Louisville, Kentucky office of Resources Global Professionals (a multi-national professional service firm), where he provided consulting services to financial institutions (including the Company from January through April 2006) from July 2004 to February 2007.

[16]

Prior to assuming these positions in August 2007, Mrs. Goo served as Senior Vice President and Chief Operations Officer of Hanmi Bank since October 2006; and as Senior Vice President and Operations Administrator of Hanmi Bank from May 2004 to September 2006.

*	Less than 1%

Additional Information Concerning Board Diversity, Qualifications and Experience. As currently comprised, the Board of Directors is a group of individuals who are drawn from various market sectors and industry groups with a presence in the Company’s niche markets. The Board considers diversity as one of many factors in evaluating the composition of the Board but has no set policy in this regard. Board members are individuals with knowledge and experience who serve and represent the communities we serve. Current board representation provides backgrounds in accounting, banking, internet marketing, retail and wholesale, transportation/trucking, importing, and home entertainment. The expertise of these individuals covers accounting and financial reporting, corporate management, strategic planning, business acquisitions, marketing, international operations, retail and small business operations. What follows is a brief description of the particular experience, attributes and qualifications of each member of the Company’s Board of Directors that led to the conclusion that these individuals should serve as directors of the Company.

Jin Chul Jhung has served as a director of Center Bank for 12 years and of Center Financial since its formation in 2000. He has owned and operated import and wholesale businesses in the United States for more than 32 years. Mr. Jhung also serves as Chairman or Director of various Korean American community organizations including as President of the Overseas Korean Traders Association, Chairman of the first and fifth World Korean Business Conventions, and as Director of the Centennial Committee of Korean Immigration to the United States. He has received numerous awards and commendations from many civic and governmental agencies such as the Export Industry Official Commendation from the Korea Industry and Commerce Minister. Mr. Jhung received a B.S. degree in Business Administration from Korea University in Seoul, Korea, as well as an Honorary Doctoral degree from Dongseo University in Busan, Korea.

David Hong is one of the founding directors of Center Bank and Center Financial and has continuously served as a director of Center Bank for 25 years and of Center Financial for 10 years. He is currently retired. Mr. Hong owned and operated his own public accounting practice for 40 years. Mr. Hong has also served as Chairman of the Korea Merchant Marine University Alumni Association and Director of Korean Churches for Community Development (KCCD). He received a B.S. degree from Korea Merchant Marine University as well as a B.A. degree in Economics and Accounting from Baker University in Kansas. Mr. Hong also attended University of California at Los Angeles for additional post-graduate studies.

Chang Hwi Kim has served as a director of Center Bank for 21 years and of Center Financial since its formation in 2000. He has owned and operated a home entertainment products business with 11 retail facilities throughout Southern California for the past 27 years. Prior to that, Mr. Kim served as the president of the U.S. subsidiary of a Korean conglomerate consisting of numerous manufacturing and insurance companies. His experience includes working in the planning and sales departments of a major electronics company in Korea. He has owned and operated home entertainment products business in the United States for 34 years. He received a B.S. degree in Journalism from Chung-Ang University in Seoul, Korea as well as a Masters of Business Administration from Pepperdine University in California.

Kevin S. Kim has served as a director of Center Financial and Center Bank for almost two years. He has been practicing law for 15 years, with focus in corporate and business transactions, business acquisitions, tax planning, and real estate transactions. Mr. Kim also is a certified public accountant and previously worked for approximately 10 years at two of the largest public accounting firms. He received a B.A. degree with a major in English and a minor in International Trade from Hankuk University in Seoul, Korea, as well as a Masters in Business Administration with emphasis in accounting and finance from the University of California, Los Angeles, and a J.D. from Loyola Law School in California.

Peter Y. S. Kim has served as a director of Center Bank for 12 years and of Center Financial since its formation in 2000. He has owned and operated trucking transportation and warehousing businesses in the United States for 30 years. While sponsoring many scholarship programs in the Korean-American community in Los Angeles, he also serves as an advisory board member of the Korean Studies Institute of the University of Southern California. He received a B.S. degree in Business Administration from Sogang University in Seoul, Korea.

Sang Hoon Kim is one of the founding directors of Center Bank and Center Financial and has continuously served as a director of Center Bank for 25 years and of Center Financial for 10 years. He has lived in the United States for 43 years and is currently retired. Previously, he owned and operated online professional publication businesses. Mr. Kim received a B.S. degree in Economics from Korea University in Seoul, Korea.

Chung Hyun Lee is one of the founding directors of Center Bank and Center Financial and has continuously served as a director of Center Bank for 25 years and of Center Financial for 10 years. He has owned and operated cosmetics importing businesses in the United States for 34 years. He received a B.S. degree in Industrial Engineering from Hanyang University in Seoul, Korea as well as a Masters in Industrial Engineering at the University of Southern California in California. Mr. Lee is active in the broader Korean American community in Southern California and currently serves as Director of the Overseas Korean Trade Association as well as Director of the Korean Chamber of Commerce in Los Angeles. He also has served in the past as Vice Chairman of the Korean

Chamber of Commerce in Los Angeles, President of the South Bay Lions Club, Chairman of the Korean American Inter-Cultural Foundation and Director of the Korean Federation of Los Angeles.

Jae Whan Yoo has served as president, chief executive officer and a director of Center Bank and Center Financial since January 2007. Previously, he served as president, chief executive officer and a director of Hanmi Financial Corporation in Los Angeles, California from July 2003 to December 2004. Mr. Yoo began his career at Bank of America in 1976 and progressively rose to positions of higher responsibilities in both the Seoul branch and the New York corporate office, before leaving the company in 1991 as vice president and group manager of the Seoul branch. He then joined Korea Citibank (formerly KorAm Bank) from 1991 to June 2001, serving in various roles of increasing responsibilities, including executive vice president. From August of 2001 to June of 2003, Mr. Yoo held various positions, including auditor of Ceratech Corporation (Seoul, Korea), board member of Industrial Bank of Korea (Seoul, Korea), advisor to the chairman of SK Telesys (Seoul, Korea) and visiting scholar to Tsinghua University (Beijing, China). He earned his B.A. in international economics and his M.B.A., both from Seoul National University in Seoul, Korea.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during and with respect to its 2009 fiscal year, no director, executive officer or beneficial owner of 10% or more of our common stock failed to file, on a timely basis, reports required during or with respect to 2009 by Section 16(a) of the Securities Exchange Act of 1934, as amended, except for Jason K. Kim, who inadvertently failed to timely file two reports on Form 4 concerning six transactions.

CODE OF ETHICS

General

We have adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) which applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Ethics requires that our directors, officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interests. Under the terms of the Code of Ethics, directors, officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics. The Code of Ethics may be found on our web site, “www.centerbank.com” under “Investor Relations – Corporate Governance.” We intend to post notice of any waiver from, or amendment to, any provision of our Code of Ethics on this web site.

Procedures for Reporting Concerns about Accounting, Internal Accounting Controls or Auditing Matters

As a mechanism to encourage compliance with the Code of Ethics, we have established procedures for (i) receiving, retaining and addressing complaints received regarding accounting, internal accounting controls or auditing matters; (ii) allowing employees to anonymously report any problems they may detect with respect to such matters; and (iii) reporting any suspected violations of the Code or of law. The Code of Ethics also prohibits the Company from retaliating against any director, officer or employee who makes a good faith report of a suspected violation of the Code or of law (even if the report is mistaken), or against anyone who assists in the investigation of a reported violation.

DIRECTOR NOMINATION PROCEDURES

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board of Directors since the date of the Company’s last proxy statement (April 30, 2009).

AUDIT COMMITTEE

General. The Board of Directors has, among others, a standing Audit Committee, of which director Kevin S. Kim is Chairman and all other non-employee directors are members. All of the members of the Audit Committee are “independent” as defined by the rules of Nasdaq and the SEC, and no member of the Audit Committee, other than in his capacity as a member of the Board of Directors or the Audit Committee, may accept any consulting, advisory or other compensatory fee from the Company. Each Audit Committee member also meets Nasdaq’s financial knowledge requirements and has substantial experience as the chief executive officer or equivalent of his respective business or profession. Two members of the audit committee have the requisite financial sophistication required for at least one member of the audit committee under the rules of Nasdaq. The Board of Directors has determined that Kevin S. Kim is an “audit committee financial expert” as defined under the SEC’s rules.

During the fiscal year ended December 31, 2009, the Audit Committee held a total of twelve meetings. The purpose of the Audit Committee is to monitor the quality and integrity of the Company’s accounting, auditing, internal control and financial reporting practices. The Committee selects the Company’s independent accountants, reviews the independence and performance of the independent accountants, and makes certain that the independent accountants have the necessary freedom and independence to freely examine all of the Company’s records. Further, the Audit Committee pre-approves all audit and permissible non-audit services to be performed by the independent accountants, with certain de minimis exceptions. Prior to the public release of annual and quarterly financial information, the Committee discusses with Management and the independent accountants the results of the independent accountants’ audit or limited review procedures associated with this information. The Committee oversees internal audit activities, including reviewing the internal audit plan, discussing various internal audit issues with Management, reviewing and concurring in the appointment or replacement of the director of the internal audits, and confirming and assuring the objectivity of internal audits. The Audit Committee also has ultimate responsibility for determining matters of interpretation with respect to the audit and accounting related portions of our Code of Ethics, and for making all final decisions concerning any disciplinary actions relating to those portions of the Code.

Audit Committee Charter. The Board of Directors has adopted an Audit Committee charter, which outlines the purpose of the Audit Committee, delineates the membership requirements and addresses the key responsibilities of the Committee. The charter may be found on our web site, “www.centerbank.com” under “Investor Relations – Corporate Governance.”

Audit Committee Report. Our Audit Committee has reviewed and discussed with management our audited consolidated financial statements as of and for the year ended December 31, 2009. The committee has discussed with our independent public accountants, which are responsible for expressing an opinion on the conformity of our audited consolidated financial statements with generally accepted accounting principles, the matters required to be discussed by Statement on Auditing Standards No. 114, including their judgments as to the quality of our financial reporting. The committee has received from the independent public accountants written disclosures and a letter as required by the Independence Standards Board, Standard No. 1, as amended, and discussed with the independent public accountants the firm’s independence from management and the Company. In considering the independence of our independent public accountants, the committee took into consideration the amount and nature of the fees paid the firm for non-audit services, as described on page 19 below. The Audit Committee also reviewed management’s report on its assessment of the effectiveness of the Company’s internal control over financial reporting and the independent registered public accounting firm’s report on the effectiveness of the Company’s internal control over financial reporting.

In reliance on the review and discussions described above, the Committee recommends to the Board of Directors that the year-end audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2009 for filing with the SEC.

Submitted by:
Kevin S. Kim, Chairman
David Z. Hong	Peter Y. S. Kim
Jin Chul Jhung	Sang Hoon Kim
Chang Hwi Kim	Chung Hyun Lee

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

General

This section addresses the Company’s compensation programs, philosophy and objectives, including the process for making compensation decisions, the role of management in the design of such program, and the Company’s 2009 executive compensation components. The discussion is intended to address the factors most relevant to understanding what our compensation programs are designed to reward, including the essential elements of compensation, why we choose to pay each element of compensation, how we determine the amount of each compensation element, and how each compensation element fits into our overall compensation objectives and affects decisions regarding other compensation elements.

Compensation Philosophy

The Company’s executive compensation programs, including those for its banking subsidiary, Center Bank, are designed to attract and retain high quality executive officers that are critical to its long-term success. The Company’s Board and management believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals, and to align the executives’ interests with those of the shareholders by rewarding performance based on the above established goals, with the ultimate goal of improving shareholder value.

Base compensation levels for the Named Executive Officers are established based on the officer’s roles and responsibilities, compensation of executives at comparable companies who perform similar duties, and prior year compensation. Bonus and equity compensation have historically been based on both corporate and individual performance objectives, which include asset and revenue growth, asset quality, identification of strategic opportunities, core earnings performance, regulatory compliance and personnel management.

Process for Making Compensation Decisions

Role of the Executive Officers. The Chief Executive Officer (the “CEO”), assisted by the Manager of Human Resources, conducts an annual performance evaluation process for each of the Named Executive Officers, other than himself. As part of each annual performance evaluation, he considers, among other key factors, (i) financial performance, (ii) the executives’ contribution to meeting the Company’s overall goals, (iii) the executives’ performance of job responsibilities and achievement of individual and/or departmental objectives, and (iv) management and leadership skills, including effective communication, problem solving and business development.

Based on this evaluation, the CEO determines recommendations for each such officer for salary adjustments, including merit increases, and annual incentive bonus amounts, if permissible, and submits such recommendations to the Compensation Committee for its approval. The majority of each Named Executive Officer’s incentive bonus payment has historically been determined by various performance-related factors, including the Company’s financial performance relative to that year’s pre-tax earnings goal. The Compensation Committee historically reviewed the CEO’s recommendations and could modify a recommended amount in its discretion. Recommendations by the CEO for the grant of stock awards to Named Executive Officers under the Company’s equity compensation plan are also submitted to the Compensation Committee for approval at this time to assure that the committee considers the other elements of proposed compensation at the same time.

Role of the Compensation Committee. The Compensation Committee has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Compensation Committee’s decisions are designed to ensure that the total compensation paid to the Named Executive Officers is fair, reasonable and competitive (generally, the types of compensation and benefits provided to the Named Executive Officers are similar to those of other officers of similar positions at comparable companies). The Compensation Committee is also responsible for (i) reviewing and approving corporate goals and objectives relevant to the compensation of our CEO, (ii) evaluating the CEO’s performance in light of these goals and objectives, and (iii) determining and approving any discretionary elements of the CEO’s compensation based on this evaluation. Additionally, the Compensation Committee has reviewed compensation levels for the Named Executive Officers and has approved or modified the CEO’s recommendations concerning annual bonuses and salary increases, and bonuses, when permissible, for Named Executive Officers.

The Compensation Committee also periodically reviews the compensation levels of the Board of Directors. In its review, the Compensation Committee looks to ensure that the compensation is fair and reasonably commensurate to the amount of work required both from the individual directors and from the Board in the aggregate.

To achieve these goals and objectives, the Compensation Committee has sought to maintain an executive compensation program that is set at competitive levels relative to comparable public financial services institutions with comparable performance. The Compensation Committee has determined base compensation and targeted equity-based compensation for all Named Executive Officers.

Effect of the Company’s Participation in the U.S. Treasury Department’s Capital Purchase Program

On December 12, 2008, as part of the U.S. Treasury Department’s Capital Purchase Program portion of the Troubled Asset Relief Program (the “CPP” or the “Capital Purchase Program”), the Company sold 55,000 shares of Preferred Stock to the U.S. Treasury Department (the “Treasury Department”) at an aggregate purchase price of $55 million (the “Treasury Preferred Stock”), along with a warrant to purchase 864,780 shares of Common Stock (subsequently reduced to 432,390 shares due to the Company’s successful capital raises in the fourth quarter of 2009) at an initial exercise price of $9.54 per share. As a result of this transaction, the Company became subject to certain executive compensation requirements under the Capital Purchase Program, the Emergency Economic Stabilization Act of 2008 (“EESA”), and related Treasury Department regulations. Those compensation requirements apply to the Company’s “Senior Executive Officers” (“SEOs”) who in this case are identical to the Named Executive Officers discussed in this Form 10-K.

The requirements may be summarized as follows:

•	A prohibition on providing incentive compensation arrangements that encourage SEOs to take unnecessary or excessive risks;

•

The Compensation Committee must review incentive compensation arrangements for all employees with senior risk officers to ensure that employees are not encouraged to take such risks and must meet semi-annually with senior risk officers to discuss and review the relationship between risk management policies and practices and the employees’ incentive compensation arrangements;

•

Recovery of any bonus or incentive compensation paid to an SEO and the next 20 most highly compensated employees where the payment was later found to have been based on statements of earnings, gains, or other criteria which prove to be materially inaccurate or based on any other materially inaccurate performance metric criteria;

•	Limits on the amounts that can be paid under change in control and similar agreements which provide payments upon separation of service; and

•	The Company’s tax deduction for compensation paid to any SEO is limited to $500,000 annually.

Effect of the American Reinvestment and Recovery Act of 2009

The American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”), enacted in February 2009, amended the executive compensation and corporate governance provisions of the EESA and contains expansive new restrictions on executive compensation for participants in the CPP.

Key features of the Stimulus Bill as applicable to the Company are as follows:

•

A prohibition of the payment of any “bonus, retention award, or incentive compensation” to our Named Executive Officers until the Treasury Preferred Stock has been redeemed. The prohibition does not apply to bonuses payable pursuant to “employment agreements” in effect prior to February 11, 2009;

•

“Long-term” restricted stock is excluded from this bonus prohibition, but only to the extent the value of the stock does not exceed one-third of the total amount of annual compensation of the employee receiving the stock, the stock does not “fully vest” until after the Treasury Preferred Stock has been redeemed, and any other conditions which the Treasury Department may specify have been met;

•

Prohibition on any payment to any SEO or any of the next five most highly-compensated employees upon termination of employment for any reason until after the Treasury Preferred Stock has been redeemed;

•

Recovery is required of any bonus or other incentive payment made on the basis of materially inaccurate financial or other performance criteria that is paid to the SEOs or any of the next 20 most highly compensated employees;

•	Prohibition on compensation plans that “encourage” earnings manipulation;

•	A requirement that the CEO and CFO provide a written certification of compliance with the executive compensation restrictions the Stimulus Bill in the Company’s annual filings with the SEC;

•	Implementation of a Company-wide policy regarding excessive or luxury expenditures; and

•

The Treasury Department will review bonuses, retention awards, and other compensation paid to the SEOs and the next 20 most highly-compensated employees of each company receiving CPP funds before the Stimulus Bill was enacted, and to “seek to negotiate” with the recipient and affected employees for reimbursement if it finds any such payments were inconsistent with the CPP or otherwise in conflict with the public interest.

Following the publication by the Treasury Department and the SEC of the rules implementing these new executive compensation restrictions on June 2, 2009, the Compensation Committee has considered and reviewed the impact of these new limits on the Company’s executive compensation program.

Objectives of Our Compensation Strategy

The Compensation Committee has followed certain fundamental objectives to ensure the effectiveness of the Company’s compensation strategy. These objectives include the following:

Internal and External Fairness. The Compensation Committee recognizes the importance of perceived fairness of compensation practices both internally and externally. The Compensation Committee has evaluated the overall economic impact of the Company’s compensation practices and, when and if the Committee deems necessary, will consult with independent outside consultants in the evaluation of contractual obligations and compensation levels.

Performance-Based Incentives. The Compensation Committee believes that the establishment of financial incentives for the Named Executive Officers who meet certain objectives is critical to providing proper motivation to the Named Executive Officers, and thereby assisting the Company in meeting its long-term growth and financial goals. Historically, the Committee established incentives for the Named Executive Officers other than the CEO, based on objectives and goals which served as guidelines only, and determined bonuses for those individuals on a discretionary basis, after into account taking both objective and subjective factors. However, due to the Company’s participation in the CPP and the enactment of the Stimulus Bill, the Committee suspended the non-equity incentive arrangements for its Named Executive Officers in 2009 for as long as the Company remains subject to these restrictions.

Shareholder Value and Long-Term Incentives. The Compensation Committee believes that the long-term success of the Company and its ability to consistently increase shareholder value is dependent on its ability to attract and retain skilled executives. The Company’s compensation strategy engages equity-based compensation, specifically, restricted stock awards, as limited by the new regulations, to align the interests of the Named Executive Officers with those of our shareholders.

Full Disclosure. The Compensation Committee seeks to provide full disclosure to the Board of Directors regarding compensation practices and issues, to ensure that all directors understand the implications of the Committee’s decisions. The Compensation Committee has reviewed the compensation practices of peers and considered the Named Executive Officers’ individual efforts and contributions to the Company’s performance, and has also reviewed various subjective measures in determining the adequacy and appropriateness of the Named Executive Officers’ compensation. The Compensation Committee takes into account the performance of the Named Executive Officers as well as their longevity with the Company, and recognizes that competition among financial institutions for attracting and retaining senior management executives has become more intense in the past few years. The Compensation Committee takes such market considerations into account to ensure that the Company is providing appropriate long-term incentives to enable it to continue to attract new senior management executives and to retain the ones it already employs. The Committee also considers general economic conditions and the Company’s past practices in making its compensation decisions.

Measures of Achieving Performance Objectives

The Compensation Committee has established various processes to assist it in ensuring that the Company’s compensation program is achieving its objectives. Among these are:

Assessment of Company Performance. The Committee uses Company performance measures in two ways. In establishing total compensation ranges, the Committee considers various measures of Company and industry performance, including asset growth, earnings per share, return on assets, return on equity, total shareholder return and the effective execution of the Company’s growth strategy. The Committee does not apply a specific formula or assign these performance measures designated relative weights. Instead, it makes a subjective determination after considering such measures collectively.

Assessment of Individual Performance. Individual performance has a strong impact on the compensation of all employees, including the CEO and the other Named Executive Officers. The CEO’s compensation is governed by his employment contract, which is described below. For the other Named Executive Officers, the Committee receives a performance assessment and compensation recommendation from the CEO and also exercises its judgment based on the Board’s interactions with the officer. As with the CEO, the performance evaluation of these executives is based on their contributions to the Company’s performance and other leadership accomplishments.

Total Compensation Review. The Committee reviews each Named Executive Officer’s base pay and equity incentives annually. In addition to these primary compensation elements, the Committee reviews the perquisites and other compensation and payments that would be required under various severance and change-in-control scenarios. Following the 2009 review, the Committee determined that these elements of compensation were reasonable in the aggregate.

Executive Compensation Components

For the fiscal year ended December 31, 2009, the principal components of compensation for Named Executive Officers were (i) base salary; (ii) equity incentives; and (iii) perquisites and other personal benefits. Of the five Named Executive Officers who served during 2009, only Jae Whan Yoo, our President and CEO, has a written employment agreement that governs the terms of his compensation. His employment agreement is described below under “EXECUTIVE OFFICER AND DIRECTOR COMPENSATION – Employment Agreement.” Mr. Yoo entered into a new employment agreement dated January 13, 2010. Our policies and practices for each of the principal compensation components are explained in the following paragraphs.

Base Salaries. Base salaries for our Named Executive Officers other than the CEO are dependent on the scope of their responsibilities, taking into account competitive market compensation paid by similar companies for comparable positions. Generally, we believe that executive base salaries should be targeted near the median range for executives in similar positions with similar responsibilities at comparable companies. Our Compensation

Committee considers and approves our CEO’s recommendations (after any modifications) concerning base salaries for these other Named Executive Officers, including merit increases. As part of this process, the Committee considers relevant market practices by reviewing the data on peer companies of similar size, growth potential and market area. The peer group consists of three publicly traded Korean-American bank holding companies headquartered in our market area (the “Peer Group”).17 Base salary adjustments are effective following the performance evaluation conducted annually for the Named Executive Officers other than the CEO. Base salaries, including merit increases, for the Named Executive Officers other than the CEO in 2009 were primarily based on our financial and overall performance in 2008, performance of the executive and the executive’s department(s) or division(s), and base salary levels in the Peer Group. Merit increases in base pay are designed to reward our Named Executive Officers for their job performance and to manage pay growth consistent with our stated compensation objectives.

The base salary for our CEO is set forth in his current employment agreement (see “EXECUTIVE OFFICER AND DIRECTOR COMPENSATION – Employment Agreement”). Due to the financial crisis currently affecting the U.S. economy, and the Company’s performance in 2009, Mr. Yoo declined to accept the salary increase for 2009 specified in his previous employment agreement, which was replaced by a new agreement in January 2010. In determining the base salary of our CEO when negotiating the terms of his employment agreement, the Committee reviewed the levels of such salaries at comparable financial institutions, and ultimately selected a base salary figure which approximated Mr. Yoo’s prior base salary plus his minimum guaranteed bonus under his prior contract.

The salaries for the Named Executive Officers are generally targeted to be near the median range for executives in comparable positions in the Peer Group. However, due to the financial crisis currently affecting the U.S. economy, and the Company’s performance in 2009, our CEO recommended to the Committee in January 2010, and the Committee accepted his recommendation, that salaries of the other Named Executive Officers not be increased.

Performance-Based Bonuses. The Compensation Committee has historically awarded annual incentive bonuses to the Named Executive Officers other than the CEO after reviewing the Company’s and each individual’s performance for the past year. The incentive bonuses were intended to reward these individuals for favorable performance, and while not calculated on the achievement of itemized corporate performance targets in accordance with any numerical formula, were based in part on achievement of corporate performance factors including profitability, efficiency, growth, asset quality and liquidity. The Committee also considered subjective factors such as the safety and soundness of the organization, including credit quality, capital management, personnel management and regulatory compliance. However, due to the Company’s participation in the CPP, performance-based bonuses to the other Named Executive Officers were suspended and no such bonuses to these individuals were awarded for 2009. Since performance-based bonuses to the other Named Executive Officers were suspended in February 2009, no specific criteria for 2009 were established.

For the CEO, the calculation of the annual incentive bonus amount for 2009 was set forth in his then operative employment agreement as described below. Since the Company’s pre-tax earnings in 2009 did not exceed its pre tax earnings for the previous year, the CEO was entitled to the minimum incentive bonus amount of $40,000 based on the employment agreement dated January 16, 2007. However, in view of the financial crisis and Company performance discussed above, and the fact that the other Named Executive Officers did not receive any performance-based bonuses for 2009, Mr. Yoo declined to accept this incentive bonus to which he was entitled.

Equity Incentives

The Compensation Committee is responsible for granting equity compensation awards under our stock incentive plan to our Named Executive Officers, and grants such awards to further each of our stated compensation program objectives.

[17]	The Peer Group consisted of the following three bank holding companies located in Los Angeles: Hanmi Financial Corporation, Nara Bancorp and Wilshire Bancorp.

Consistent with our general philosophy of granting substantial options upon the initial appointment of our Named Executive Officers, our current CEO and our current Executive Vice President and General Counsel were each granted stock options in February 2007, on or shortly after their appointments, to purchase 100,000 and 50,000 shares, respectively, of our authorized but unissued common stock. In April 2007 and August 2007, respectively, on or shortly after their appointments, our Executive Vice President and Chief Financial Officer, and our Senior Vice President and Chief Operations Officer, were granted stock options to purchase 50,000 and 30,000 shares, respectively. The options granted to our CEO vest at the rate of one-third per year commencing one year from the date of grant, and the options held by the other Named Executive Officers vest at the rate of 20% per year commencing one year from the date of grant. Due to the Company’s participation in the Capital Purchase Program, current and future grants of stock options to the Named Executive Officers have been suspended effective February 2009, and restricted stock awards are the only form of equity award being considered. No restricted stock awards were granted to the Named Executive Officers in 2009.

Perquisites and Other Personal Benefits

Consistent with the Company’s compensation objectives, the Named Executive Officers are provided perquisites and other personal benefits that the Committee believes are reasonable and consistent with our overall compensation program and which keep us competitive in the marketplace. The Committee periodically reviews the level of perquisites and other personal benefits provided to the Named Executive Officers for suitability with our program objectives. The Named Executive Officers receive medical and life insurance benefits as well as 401(k) Plan matching employer contributions which are available to all employees. In addition, the Named Executive Officers receive automobile allowances or the use of automobiles, and gas and cellular telephone allowances or reimbursement; and the CEO and the Chief Credit Officer also receive golf club membership dues. The amounts of such benefits are included and explained in the Summary Compensation Table below (see “EXECUTIVE OFFICER AND DIRECTOR COMPENSATION—Summary Executive Compensation Information”), with the exception of the medical and life insurance benefit amounts which are excluded in accordance with SEC rules.

Risk Assessment Review

On February 24, 2010, the Compensation Committee conducted its semi-annual compensation risk assessment. The Committee reviewed each employee compensation plan and the eligible employees for each plan. The compensation plans included: base salary, mid-year and year-end bonuses, performance incentive bonuses, stock options, restricted stock awards, SBA loan referral fees, SBA Department incentive payments, gas/auto/cell phone allowances, deposit incentive payments and teller incentive payments. The Committee and senior management reviewed several compensation plans that could potentially promote unnecessary and excessive risk-taking since payments under these particular compensation plans were partly based on volume production. These compensation plans were: the SBA loan referral fees, the SBA Department incentive payments, and the deposit incentive payments. The SBA Department incentive payments were suspended as of September 2008, but were being proposed for reinstatement in 2010. The Committee and the senior management then discussed the recommended changes to the structure of these compensation plans to minimize or eliminate such risk-taking.

The SBA loan referral fees, which are paid to all employees referring an SBA loan, (with the exception of SBA loan officers) are calculated at 0.25% of the loan amount, capped at $2,000 with exceptions. The SBA Department incentive payments are paid to SBA loan officers and the SBA Department manager depending on the number of SBA loans they underwrite each month. In order to address the element of risk in these two types of compensation plans, senior management recommended revisions so that fees and incentive payments would be deferred over a period of time: 40% of fees or incentive payment paid at time loan is booked, 30% paid six months from loan date and the final 30% paid twelve months from the loan date. Payment of the fee or incentive at each stage will depend upon the loan quality or the overall quality of the loan portfolio in the case of SBA loan officers and SBA manager.

Similarly, senior management recommended that the payment of deposit incentives be deferred for a period of three months and may be subject to clawback if any losses or charge-offs result from the deposit account.

The Committee agreed with the recommended revisions to these compensation plans. Following the assessment, the Compensation Committee certified to various matters set forth below under “COMPENSATION COMMITTEE – Compensation Committee Report.”

Conclusion

The Compensation Committee intends to continue to link executive compensation to corporate performance and shareholder return. We believe our executive compensation policies and programs serve the best interests of our Company and our shareholders. The various pay vehicles offered are balanced to compensate our executives for current performance and provide motivation for them to contribute to our overall future success, thereby enhancing the Company’s value for the benefit of all our shareholders.

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

Summary Executive Compensation Information

The following table sets forth certain summary compensation information with respect to our Chief Executive Officer, and our only other executive officers whose total compensation for the fiscal year ended December 31, 2009, exceeded $100,000 (the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary[18]		Bonus[19]		Non-Equity Incentive Plan Compensation[19]	Stock and Option Awards[20]		All Other Compensation[21]	Total
Jae Whan Yoo	2009	$257,906			—	—		—	$44,865	$302,771
President and	2008	257,906			—	—		—	51,503	309,409
Chief Executive Officer	2007	239,583	[22]		$60,000	$40,000		$912,700	40,700	1,252,983

Lisa Kim Pai Executive Vice President General Counsel, Corporate Secretary and Chief Risk Officer	2009 2008 2007	$200,000 192,500 131,653	[22]	$	— 5,700 72,500	— — —	$	— — 460,150	$11,583 20,125 9,565	$211,583 218,325 673,868

Lonny D. Robinson Executive Vice President and Chief Financial Officer	2009 2008 2007	$200,000 192,500 130,961	[22]	$	— 5,700 72,500	— — —	$	— — 320,550	$8,333 11,478 8,352	$208,333 209,678 532,363

Jason K. Kim Senior Vice President and Chief Credit Officer	2009 2008 2007	$140,608 140,157 134,766		$	— 4,215 66,900	— — —	$	— — 131,200	$20,924 27,342 18,885	$161,532 171,714 351,751

Sook Kyong Goo Senior Vice President and Chief Operations Officer	2009 2008 2007	$150,000 150,000 51,730	[22]	$	— 4,450 36,250	— — —	$	— — 134,940	$10,633 18,712 3,776	$160,633 173,162 226,696

[18]

Includes portions of these individuals’ salaries, if applicable, which were deferred pursuant to the Company’s 401(k) Plan (the “401(k) Plan”). The 401(k) Plan permits all participants to contribute up to 15% of their annual compensation on a pre-tax basis (subject to a statutory maximum, which contributions vest immediately when made). Until May 1, 2009, the Company’s policy was to match 75% of the employee’s contribution up to 4% of his or her compensation, and 25% of the employee’s contribution that exceeds 4% but is less than 8% of his or her compensation, which contributions become vested over a period of six years at the rate of 20% per year beginning at the end of the second year of completed employment. The Company suspended its matching contributions as of May 1, 2009.

[19]

Mr. Yoo was entitled to receive a non-equity incentive plan award of $40,000 for 2009 and 2008 based on his employment agreement, but declined to accept this incentive bonus in view of the financial crisis affecting the U.S. economy, the Company’s performance, and the fact that the other Named Executive Officers did not receive performance-based bonuses for those years. (See “COMPENSATION DISCUSSION AND ANALYSIS – Performance-Based Bonuses”). However, all of the Named Executive Officers, except for the CEO, received small mid-year and year-end bonuses in 2008 due to their participation in a Company-wide bonus program for all employees, which bonuses were awarded at the discretion of the Board of Directors. The non-equity incentive plan compensation for Mr. Yoo for 2007 consisted of the minimum incentive bonus payable based on the formula in his employment agreement (see “Potential Payments Upon Termination or Change in Control – Employment and Resignation Agreements”). All amounts in the “Bonus” column consist of discretionary bonuses (performance-based and/or Company-wide) and are shown for the year earned. Some of the bonuses and all of the non-equity incentive amounts were paid in the following year.

[20]

Represents the aggregate grant date fair value of stock options granted in 2007 as computed pursuant to FASB accounting standards on stock compensation. The assumptions used in valuing these option awards are detailed in Note 14 to the consolidated financial statements in our Annual Report to shareholders for 2007.

[21]

Figures in the “All Other Compensation” column include employer contributions to these individuals’ accounts pursuant to the 401(k) Plan, automobile allowances or depreciation expense, gas and cellular telephone allowances or reimbursement, nominal life insurance premiums, and golf club membership dues in the case of Messrs. Yoo and Kim. The depreciation expenses for the automobile supplied to Mr. Yoo were $31,987, $31,987 and $29,322 in 2009, 2008 and 2007, respectively. All other amounts described in this footnote were less than $10,000 per individual per year.

[22]

Represents salary paid from commencement of this individual’s employment through December 31, 2007. Mr. Yoo and Ms. Pai commenced their employment on January 16 and February 21, 2007, respectively. Mr. Robinson commenced employment as Interim Chief Financial Officer on February 12, 2007 and was appointed to his current position on April 9, 2007. Mrs. Goo commenced her employment on August 13, 2007.

Grants of Plan-Based Awards

No plan-based awards were granted to the Named Executive Officers during 2009. Mr. Yoo was entitled to receive a non-equity incentive plan award of $40,000 for 2009 based on his employment agreement, but declined to accept this incentive bonus in view of the financial crisis affecting the U.S. economy, the Company’s performance, and the fact that the other Named Executive Officers did not receive any bonuses for 2009. (See “COMPENSATION DISCUSSION AND ANALYSIS – Performance-Based Bonuses.”)

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding stock options, which were the only form of equity awards held by the Named Executive Officers at December 31, 2009:

Outstanding Equity Awards at Fiscal Year-End23

Name	Number of Shares Underlying Unexercised Options – Exercisable	Number of Shares Underlying Unexercised Options – Unexercisable	Option Exercise Price	Option Expiration Date
Jae Whan Yoo	—	100,000	$22.14	02/14/17
Lisa Kim Pai	20,000	30,000	$22.37	02/21/17
Lonny D. Robinson	20,000	30,000	$17.06	05/09/17
Jason K. Kim	4,320	—	$5.00	03/15/12
	8,640	—	5.93	05/15/12
	1,800	—	13.42	01/20/14
	3,200	800	21.06	05/23/15
	8,000	12,000	17.00	06/07/17
Sook Kyong Goo	12,000	18,000	$14.82	08/13/17

Option Exercises and Stock Vested

No stock options were exercised by the Named Executive Officers during 2009, and the Named Executive Officers did not have any stock awards as of December 31, 2009.

Deferred Compensation

In May 2004 the Board of Directors approved the Company’s Executive Deferred Compensation Plan, pursuant to which executive officers may elect to defer a portion of their annual compensation. The Deferred Compensation Plan is unfunded for tax purposes and for purposes of ERISA. The Named Executive Officers were all eligible to participate in the Executive Deferred Compensation Plan in 2009 but only two of them elected to participate. There are no employer contributions to the plan. The amounts to be deferred are selected initially by the participant and can generally be changed within 45 days before the beginning of the next plan year. Interest on the amounts deferred is credited monthly at the rate of 1% over the Wall Street Journal Prime Rate. The balance in the account is paid to the participant over a period of one year in twelve equal installments in the event of retirement, or in a lump sum within 30 days following earlier termination of employment, whether due to resignation, termination without cause, a change in control, or disability.

[23]

Options listed in the table which are not fully vested will become vested at the rate of 20% per year commencing one year from the date of grant. Options are for terms of ten years and the exercise price per share is the closing price of the stock on the date of grant. Unvested options accelerate in the event of a change in control of the Company, and options terminate in the event of termination of employment, with the time period for exercise of the vested portion depending on the reason the service ceases. In the case of termination for cause, the options expire immediately.

The following table sets forth information concerning the Executive Deferred Compensation Plan for the Named Executive Officers as of and for the fiscal year ended December 31, 2009:

Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year	Company Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End
Jae Whan Yoo	—	—	—	—	—
Lisa Kim Pai	—	—	—	—	—
Lonny D. Robinson	—	—	—	—	—
Jason K. Kim	$22,738	—	$598	—	$38,684
Sook Kyong Goo	$55,000	—	$1,632	—	$102,249

Potential Payments Upon Termination or Change in Control

The following discussion summarizes the compensation and benefits payable to the Named Executive Officers in the event of a termination of employment under various circumstances, assuming that a termination of employment had occurred on December 31, 2009. The benefits which would be triggered in the event of a change in control would consist solely of acceleration of unvested stock options. If a change in control had occurred on December 31, 2009, all of the Named Executive Officers would have been entitled to exercise their unvested options as of that date, but no unvested options had any value on that date.

Employment Agreement

Effective January 16, 2010, the Company and Center Bank entered into a three year employment agreement with Jae Whan Yoo, as President and Chief Executive Officer, to replace his previous employment agreement which was scheduled to expire on January 17, 2010. The employment agreement specifies an annual base salary of $300,000 for the first year of the contract term, with annual increases thereafter based on increases in the applicable Consumer Price Index, not to exceed 7% per year. Mr. Yoo is also entitled to the use of a Company-owned automobile, medical and life insurance benefits, reimbursement for business expenses, and payment of country club membership expenses. In addition, pursuant to his employment agreement, on January 15, 2010, Mr. Yoo was granted restricted stock awards (“RSAs”) covering 28, 301 shares of common stock, with an aggregate award value of $150,000 based on the closing price of the Company’s common stock on the date of grant. The RSAs will vest 50% on January 15, 2012 and 50% on January 15, 2013, subject to Mr. Yoo’s receipt of satisfactory annual performance evaluations each year. The shares will continue to be subject to restrictions on transfer even when fully vested as long as the Company continues to have shares of preferred stock outstanding to the U.S. Treasury Department in connection with the Company’s participation in the TARP Capital Purchase Program.

Compensation of Directors

The Chairman of the Board receives $5,100 per month, the chairmen of the various Board committees receive $4,500 per month, and the other non-employee directors receive $3,500 per month, for their membership on the Board and attendance at Board and committee meetings. The non-employee directors also receive certain medical and dental benefits in excess of those provided to all employees. Specifically, each such director receives full medical and dental coverage (including dependent coverage) at no cost, compared to employees, who must pay between $50 and $160 per month depending on the type of coverage selected. In 2009, three directors and their dependents who became eligible for Medicare received reimbursement of Medicare premiums and supplemental insurance premiums in lieu of medical benefits. These reimbursements range from $1,045 to $1,232 per month, which are at similar levels or below the medical benefits provided to other directors.

In May 2004, each of the non-employee directors became a participant in the Bank’s Director Survivor Income Plan, which provides for a payment to each director’s chosen beneficiary in the amount of $200,000. The Bank, in return, has purchased whole life insurance policies insuring the life of each director for amounts in excess benefits payable to such beneficiaries. The Bank is the beneficiary of each of the insurance policies.

No stock options were exercised by, and no restricted stock awards were granted to, the non-employee directors during 2009. Director Kevin S. Kim was granted a stock option in 2009 covering 25,000 shares of authorized but unissued common stock at an exercise price of $ 4.79 per share, with an expiration date in February 2019. As of December 31, 2009, director Kevin S. Kim held the option described in the preceding sentence, and each of the remaining non-employee directors held a stock option covering 30,000 shares of authorized but unissued common stock, at an exercise price of $17.23 per share, with an expiration date of June 4, 2017. As of December 31, 2009, Kevin Kim’s stock option was not vested, and the stock options held by all other non-employee directors were vested as to 20,000 shares. Information concerning stock options held as of December 31, 2009 by Jae Whan Yoo, who is also a Named Executive Officer, is set forth above under “Outstanding Equity Awards at Fiscal Year-End.”

The table below summarizes the compensation paid to the non-employee directors for the year ended December 31, 2009. Compensation paid to Jae Whan Yoo, the only director who is also a Named Executive Officer, is set forth above in the various sections above concerning compensation paid to the Named Executive Officers.

Director Summary Compensation Table

Name	Fees Earned or Paid in Cash	Option Awards	All Other Compensation[24]	Total
David Z. Hong	$54,000	—	$16,256	$70,256
Jin Chul Jhung	58,200	—	15,106	73,306
Chang Hwi Kim	54,000	—	15,106	69,106
Kevin S. Kim	49,000	—	22,183	71,183
Peter Y. S. Kim	57,000	—	22,183	79,183
Sang Hoon Kim	54,000	—	14,032	68,032
Chung Hyun Lee	54,000	—	15,106	69,106

COMPENSATION COMMITTEE

The Board also has a standing Personnel and Compensation Committee (the “Compensation Committee”), of which director Chang Hwi Kim is Chairman and all other non-employee directors are members. The Compensation Committee met six times during 2009. All of the members of the Compensation Committee are “independent” directors under the Nasdaq rules. The primary functions of this committee are to (i) establish, implement and continually monitor adherence with the Company’s compensation philosophy; (ii) review and approve the corporate goals and objectives relevant to the compensation of our CEO, evaluate the CEO’s performance in light of these goals and objectives, and determine and approve any discretionary elements of the CEO’s compensation based on this evaluation; (iii) annually approve the compensation arrangements for “senior officers” (i.e., executive officers and other officers with the title of Executive Vice President or above) and approve or modify the CEO’s recommendations concerning annual bonuses, salary increases and any other compensation for such officers; (iv) review and approve the selection, retention and/or termination of any such officers; (v) monitor compensation trends, solicit independent advice where appropriate, and ensure that executive compensation plans are sufficient to attract and retain high quality executives; (vi) annually review the compensation paid to non-employee directors and make recommendations to the Board regarding such compensation, provided that no member of the Committee may act to fix his or her own compensation except for uniform compensation paid to directors for their services as a director; (vii) review executive officer compensation for compliance with applicable laws and regulations; (viii)

[24]	Consists entirely of premiums for medical and dental insurance or equivalent reimbursements (see narrative description preceding table).

during the period of the Company’s participation in the U.S. Treasury Department’s Capital Purchase Program (see discussion in “COMPENSATION DISCUSSION AND ANALYSIS”), taking necessary actions to comply with any applicable compensation-related restrictions and requirements related to the Capital Purchase Program, including, without limitation, conducting, in consultation with the Company’s senior risk officers, the required annual review of the Company’s incentive compensation arrangements for “senior executive officers” (currently the same as the Company’s Named Executive Officers) and other employees and making reasonable efforts to ensure that such arrangements do not encourage such officers or employees to take unnecessary or excessive risks that threaten the value of the Company; (ix) consider and make recommendations to the Board of Directors concerning the Company’s equity-based compensation plans, including any proposed new plans or changes to existing plans; (x) to the extent authorized by the Board, administer and implement such plans, including, but not limited to approving stock option or restricted stock award grants to the Company’s Named Executive Officers; (xi) review and approve any renewals of the CEO’s employment contract and set his compensation levels for such contract based on market peer banks’ comparable compensation and other relevant factors at the time of renewal; (xii) annually approve bonuses for all employees; (xiii) review and approve any employment agreements, salary continuation agreements or other contractual arrangements with any officers; (xiv) produce an annual report on executive compensation, and review and approve the Compensation Discussion and Analysis appearing in the Proxy Statement, which report shall include a certification that the Compensation Committee has completed the risk assessment requirements related to the Capital Purchase Program during the period of the Company’s participation in this program; and (xv) review and make recommendations to the Board concerning personnel policies and any similar documents relating to personnel matters which require Board approval.

Compensation Committee Charter. The Board of Directors has adopted a Compensation Committee charter, which outlines the purpose of the Compensation Committee, delineates the membership requirements and addresses the key responsibilities of the Committee. The charter may be found on our web site, “www.centerbank. com” under “Investor Relations – Corporate Governance.”

Compensation Committee Interlocks and Insider Participation in Compensation Decisions. The persons named in the report below were the only persons who served on the Compensation Committee during the fiscal year ended December 31, 2009. None of these individuals has ever been an officer or employee of Center Financial Corporation or any of its subsidiaries. None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or our Compensation Committee.

Compensation Committee Report. In performing its oversight role, the Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Proxy Statement with management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement and in this Form 10-K for filing with the Securities and Exchange Commission.

The Compensation Committee has concluded, through a comprehensive risk assessment, that the compensation programs and practices at the Company do not encourage employees, including the named executive officers, to take unnecessary and excessive risks that would threaten the value of the Company. The risk assessment included various discussions, review and evaluation of the Company’s compensation plans and practices.

The Compensation Committee certifies that: (i) it has reviewed with senior risk officers the senior executive officer compensation plans and has made all reasonable efforts to ensure that these plans do not encourage senior executive officers to take unnecessary and excessive risks that threaten the value of the Company; (ii) it has reviewed with senior risk officers the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Company; and (iii) it has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Company to enhance the compensation of any employee.

Submitted by the Compensation Committee of the Board of Directors.

Chang Hwi Kim, Chairman
David Z. Hong	Peter Y. S. Kim
Jin Chul Jhung	Sang Hoon Kim
Kevin S. Kim	Chung Hyun Lee

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2009, with respect to stock options and restricted stock awards outstanding and available under our 2006 Stock Incentive Plan, as amended, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	760,245	$16.78	2,256,562

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Management knows of no person who owned beneficially more than 5% of the outstanding common stock of the Company as of April 12, 2010, except for Wellington Management Company, LLP (“Wellington Management”) and Fidelity Management & Research Company (“Fidelity”). Information concerning the stock ownership of the Company’s executive officers, directors and nominees for director is set forth in Item 10 above under “Identification of Directors and Executive Officers.” The following table furnishes information concerning Wellington Management and Fidelity:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	3,578,198	[25]	8.97%

Common Stock	Fidelity Management & Research Company 82 Devonshire Street Boston, Massachusetts 02109	3,348,270	[26]	8.39%

[25]

Wellington Management, in its capacity as an investment adviser, may be deemed to have beneficial ownership of 3,578,198 shares of common stock that are owned by its investment advisory clients, none of which is known to have such interest with respect to more than 5% of the class of shares. Wellington Management has shared voting authority over 3,444,865 shares and shared dispositive power over 3,578,198 shares. Wellington Management is a registered investment adviser under the Investment Advisers Act of 1940, as amended.

[26]

Fidelity Management & Research Company is a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Fidelity is the beneficial owner of 3,168,270 shares as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940.

Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of the 3,168,270 shares owned by the Funds.

Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC.

Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the notes owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the notes under written guidelines established by the Funds’ Boards of Trustees.

Pyramis Global Advisors Trust Company (“PGATC”), 900 Salem Street, Smithfield, Rhode Island, 02917, an indirect wholly-owned subsidiary of FMR LLC and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 180,000 shares as a result of its serving as investment manager of institutional accounts owning such shares.

Edward C. Johnson 3d and FMR LLC, through its control of Pyramis Global Advisors Trust Company, each has sole dispositive power over all shares and sole power to vote or to direct the voting of the 180,000 shares owned by the institutional accounts managed by PGATC as reported above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

Certain of the Company’s executive officers and directors and the companies with which they are associated have been customers of, and have had banking transactions with Center Bank in the ordinary course of the Bank’s business since January 1, 2009, and the Bank expects to continue to have such banking transactions in the future. All loans and commitments to lend included in such transactions were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to the lender, and in the opinion of the Board of Directors, did not involve more than the normal risk of collectibility or present any other unfavorable features.

DIRECTOR INDEPENDENCE

The overwhelming majority of the members of our Board of Directors have historically been independent, and our Audit, Compensation, and Nomination and Governance Committees are comprised solely of independent directors in accordance with applicable SEC and Nasdaq requirements. The Board has determined that all of its directors, other than the President and Chief Executive Officer, are “independent” as that term is defined by Nasdaq rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees

The aggregate fees billed by Grant Thornton LLP, the Company’s independent registered public accounting firm, for the fiscal years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Audit fees	$628,124	$736,862
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$628,124	$736,862

None of the fees paid to Grant Thornton LLP during 2009 and 2008 were paid under the de minimis safe harbor exception from Audit Committee pre-approval requirements.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Amended and Restated Bylaws of Center Financial Corporation[2]

3.3	Amendment to Bylaws of Center Financial Corporation[3]

4.1	A Certificate of Determination for Series A Preferred Stock of Center Financial Corporation[3]

4.2	Certificate of Determination for Series B Preferred Stock of Center Financial Corporation[4]

10.1	Employment Agreement between Center Financial Corporation and Jae Whan Yoo effective January 16, 2007[5]

10.2	2006 Stock Incentive Plan, as Amended and Restated June 13, 2007[6]

10.3	Lease for Corporate Headquarters Office[7]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[8]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[8]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[8]

10.7	Deferred compensation plan and list of participants[9]

10.8	Split dollar plan and list of participants[9]

10.9	Survivor income plan and list of participants[9]

10.10	Warrant to Purchase Common Stock[3]

10.11	Letter Agreement, dated as of December 12, 2008, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Center Financial Corporation and the United States Department of the Treasury[3]

10.12	Form of Securities Purchase Agreement between the Company and each of the Purchasers, dated as of December 29, 2009[4]

10.13	Form of Subscription Agreement for Directors or Officers of the Company Dated as of November 24, 2009[10]

10.14	Form of Subscription Agreement for Non-affiliated Investors Executed in November 2009[10]

11	Statement of Computation of Per Share Earnings (included in Note 15 to Consolidated Financial Statements included herein.)

21	Subsidiaries of Registrant[11]

23.1	Consent of Grant Thornton LLP (filed with the original filing)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

99.1	Certification of Principal Executive Officer and Principal Financial Officer (Pursuant to Section 111 of EESA) (filed with the original filing)

[1]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by reference
[2]	Filed as an Exhibit to the Form 8-K filed with the Commission on May 12, 2006 and incorporated herein by reference
[3]	Filed as an Exhibit to the Form 8-K filed with the SEC on December 16, 2008 and incorporated herein by reference
[4]	Filed as an Exhibit to the Form 8-K filed with the SEC on December 31, 2009 and incorporated herein by reference
[5]	Filed as an Exhibit to the Form 8-K filed with the Commission on February 1, 2007 and incorporated herein by reference
[6]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference

[7]	Filed as an Exhibit of the same number to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 14, 2002 and incorporated herein by reference
[8]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference
[9]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference
[10]	Filed as an Exhibit to the Form 8-K filed with the SEC on December 1, 2009 and incorporated herein by reference
[11]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference

(b) Financial Statement Schedules

Schedules to the financial statements are omitted because the required information is not applicable or because the required information is presented in the Company’s Consolidated Financial Statements or related notes.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 7, 2010	CENTER FINANCIAL CORPORATION
a California Corporation

	By:	/S/ JAE WHAN YOO
Jae Whan Yoo
President and Chief Executive Officer

	By:	/S/ LONNY D. ROBINSON
Lonnie R. Robinson
Executive Vice President, Chief Financial Officer
and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAE WHAN YOO Jae Whan Yoo	President, Chief Executive Officer and Director	April 7, 2010

/S/ DAVID Z. HONG David Z. Hong	Director	April 7, 2010

/S/ CHANG HWI KIM Chang Hwi Kim	Director	April 7, 2010

/S/ KEVIN S. KIM Kevin S. Kim	Director	April 7, 2010

/S/ PETER Y. S. KIM Peter Y. S. Kim	Director	April 7, 2010

/S/ CHUNG HYUN LEE Chung Hyun Lee	Director	April 7, 2010

/S/ LONNY D. ROBINSON Lonny D. Robinson	Executive Vice President, Chief Financial Officer and Chief Accounting Officer	April 7, 2010