Form 10-Q
period 2010-03-31
CENTER FINANCIAL CORP
filed 2010-04-30
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes  ☐    No   ☒

As of April 23, 2010 there were 39,895,661 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1:	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

AS OF MARCH 31 AND DECEMBER 31

	2010	2009
	(Dollars in thousands)
ASSETS
Cash and due from banks	$34,345	$34,294
Federal funds sold	135,160	145,810
Interest-bearing deposits in other banks	52,718	52,698

Cash and cash equivalents	222,223	232,802
Securities available for sale, at fair value	288,999	370,427
Federal Home Loan Bank and Pacific Coast Bankers Bank stock, at cost	15,673	15,673
Loans, net of allowance for loan losses of $61,011 as of March 31, 2010 and $58,543 as of December 31, 2009	1,440,488	1,455,824
Loans held for sale, at the lower of cost or fair value	19,851	23,318
Premises and equipment, net	12,926	13,368
Customers’ liability on acceptances	2,201	2,341
Other real estate owned, net	2,993	4,278
Accrued interest receivable	6,623	6,879
Deferred income taxes, net	13,588	11,551
Investments in affordable housing partnerships	11,291	11,522
Cash surrender value of life insurance	12,491	12,392
Income tax receivable	15,263	16,140
Prepaid regulatory assessment fees	10,569	11,483
Other assets	6,439	4,802

Total	$2,081,618	$2,192,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$360,520	$352,395
Interest-bearing	1,264,792	1,395,276

Total deposits	1,625,312	1,747,671
Acceptances outstanding	2,201	2,341
Accrued interest payable	4,097	5,803
Other borrowed funds	163,260	148,443
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	11,067	13,927

Total liabilities	1,824,494	1,936,742
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, no par value; 10,000,000 shares authorized; issued and outstanding, 55,000 shares and 128,500 shares as of March 31, 2010 and December 31, 2009, respectively
Series A, cumulative, issued and outstanding, 55,000 shares as of March 31, 2010 and December 31, 2009	53,227	53,171
Series B, non-cumulative, convertible, issued and outstanding, none and 73,500 shares as of March 31, 2010 and December 31, 2009, respectively	—	70,000
Common stock, no par value; 100,000,000 and 40,000,000 shares authorized; issued and outstanding, 39,895,661 and 20,160,726 shares (including 60,809 shares and 10,050 of unvested restricted stock) as of March 31, 2010 and December 31, 2009, respectively	158,295	88,060
Retained earnings	43,337	41,314
Accumulated other comprehensive income, net of tax	2,265	3,513

Total shareholders’ equity	257,124	256,058

Total	$2,081,618	$2,192,800

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31

	2010	2009
	(Dollars in thousands, except per share data)
Interest and dividend Income:
Interest and fees on loans	$20,628	$24,311
Interest on federal funds sold	60	35
Interest on taxable investment securities	2,937	2,254
Interest on tax-advantaged investment securities	—	7
Money market funds and interest-earning deposits	7	30

Total interest and dividend income	23,632	26,637
Interest Expense:
Interest on deposits	5,461	8,725
Interest expense on long-term subordinated debentures	140	192
Interest on other borrowed funds	1,603	1,818

Total interest expense	7,204	10,735
Net interest income before provision for loan losses	16,428	15,902
Provision for loan losses	7,000	14,451

Net interest income after provision for loan losses	9,428	1,451

Noninterest Income:
Customer service fees	2,031	1,973
Fee income from trade finance transactions	658	548
Wire transfer fees	281	267
Net gain (loss) on sale of securities available for sale	2,209	(49)
Loan service fees	160	275
Other income	350	724

Total noninterest income	5,689	3,738
Noninterest Expense:
Salaries and employee benefits	4,340	4,289
Occupancy	1,195	1,182
Furniture, fixtures, and equipment	507	528
Data processing	464	595
Legal fees	306	243
Accounting and other professional fees	315	410
Business promotion and advertising	257	338
Supplies and communications	264	424
Security service	235	245
Regulatory assessment	986	592
OREO expenses	959	6
Other operating expenses	1,035	1,296

Total noninterest expense	10,863	10,148

Income (loss) before income tax provision (benefit)	4,254	(4,959)
Income tax provision (benefit)	1,487	(2,233)

Net income (loss)	2,767	(2,726)
Preferred stock dividends and accretion of preferred stock discount	(744)	(730)

Net income (loss) available to common shareholders	2,023	(3,456)

Other comprehensive (loss) income—unrealized gain on available-for-sale securities, net of income tax benefit (expense) of $672 and $(201) for the period ending March 31, 2010 and 2009, respectively	(1,248)	278

Comprehensive income (loss)	$1,519	$(2,448)

Earnings (loss) per common share:
Basic	$0.10	$(0.21)
Diluted	0.10	(0.21)
Average common shares outstanding (in thousands):
Basic	21,286	16,789
Diluted	21,290	16,789

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31

	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$2,767	$(2,726)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock option compensation	235	239
Depreciation and amortization	768	1,033
Amortization of deferred fees	(71)	(143)
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	970	841
Provision for loan losses	7,000	14,451
Net (gain) loss on sale of securities available for sale	(2,209)	49
Net decrease (increase) in loans held for sale	3,467	(1,206)
Deferred tax provision	(1,365)	(3,958)
Decrease in accrued interest receivable	256	409
Net increase in cash surrender value of life insurance policy	(99)	(99)
Decrease in income tax receivable	877	—
Decrease in prepaid assessment	914	—
Increase in other assets and servicing assets	(627)	(879)
Decrease in accrued interest payable	(1,706)	(207)
(Decrease) increase in accrued expenses and other liabilities	(3,001)	340

Net cash provided by operating activities	8,176	8,144

Cash flows from investing activities:
Purchase of securities available for sale	(17,948)	(34,087)
Proceeds from principal repayment, matured, or called securities available for sale	39,657	8,572
Proceeds from sale of securities available for sale	59,038	10,005
Net decrease in loans	8,227	53,718
Proceeds from recoveries of loans previously charged-off	180	126
Purchases of premises and equipment	(84)	(370)
Proceeds from sale of other real estate owned	405	—
Net increase in investments in affordable housing partnerships	—	129

Net cash provided by investing activities	89,475	38,093

Cash flows from financing activities:
Net (decrease) increase in deposits	(122,358)	60,549
Net increase (decrease) in other borrowed funds	14,817	(24,804)
Payment of cash dividends	(688)	(1,320)

Net cash (used in) provided by financing activities	(108,229)	34,425

Net (decrease) increase in cash and cash equivalents	(10,578)	80,662
Cash and cash equivalents, beginning of the period	232,801	98,211

Cash and cash equivalents, end of the period	$222,223	$178,873

Supplemental disclosure of cash flow information:
Interest paid	$8,910	$10,942
Income taxes paid	$6	$2,300
Supplemental schedule of noncash investing, operating, and financing activities:
Cash dividend accrual for preferred stock	$344	$344
Accretion of preferred stock discount	$56	$51
Conversion of preferred stock to common stock	$70,000	$—

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

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank’s headquarters are located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank provides comprehensive financial services for small to medium sized business owners, primarily in Southern California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products. The Bank’s primary market is Southern California including Los Angeles, Orange, San Bernardino, and San Diego counties, primarily focused in areas with high concentrations of Korean-Americans. The Bank currently has 19 full-service branch offices, 16 of which are located in Los Angeles, Orange, San Bernardino, and San Diego counties. The Bank opened all California branches as de novo branches. On April 26, 2004, the Bank completed its acquisition of the Korea Exchange Bank (KEB) Chicago branch, the Bank’s first out-of-state branch, with a focus on the Korean-American market in Chicago. The Bank assumed $12.9 million in FDIC insured deposits and purchased $8.0 million in loans from the KEB Chicago branch. The Bank opened two new branches in Federal Way, Washington and Diamond Bar, California in November 2007 and March 2008, respectively. At March 31, 2010, the Bank operates one Loan Production Office (“LPO”) in Seattle. Effective February 17, 2009, the Company closed five LPOs located in Denver, Washington D.C., Atlanta, Dallas, and Northern California.

In December 2003, the Company formed a wholly owned subsidiary, Center Capital Trust I, a Delaware statutory business trust, for the exclusive purpose of issuing and selling trust preferred securities.

Center Financial’s principal source of income has historically been dividends from the Bank, though payment of such dividends currently requires prior regulatory approval from the Federal Deposit Insurance Corporation (the “FDIC”) and the Department of Financial Institutions (the “DFI”). Center Financial also intends to explore supplemental sources of income in the future. Expenditures, including but not limited to the payment of dividends to shareholders, if and when declared by the board of directors, and the cost of servicing debt, will generally be paid from such payments made to Center Financial by the Bank. The Company’s liabilities include $18.6 million in debt obligations due to Center Capital Trust I, related to capital trust pass-through securities issued by that entity.

2. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Center Financial and the Bank. Center Capital Trust I is not consolidated as disclosed in Note 10.

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes included in Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2009.

Reclassifications

Reclassifications have been made to the prior year financial statements to conform to the current presentation.

3. SIGNIFICANT ACCOUNTING POLICIES

Accounting policies are fully described in Note 2 to the consolidated financial statements in Center Financial’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 and there have been no material changes noted.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement establishing the FASB Accounting Standards Codification (the “ASC” or “Codification”) as the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification superseded all non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is now nonauthoritative. The Company adopted this new accounting pronouncement beginning with the quarterly period ended September 30, 2009.

In June 2009, the FASB issued FASB Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets (Statement 166 ), which amends ASC Topic 860 (FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). These eliminate the Qualified Special Purpose Entity (“QSPE”) concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. This ASU requires additional disclosures for non-public companies that are similar to the disclosures previously required for public companies by FASB Staff Position FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This ASU is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies), and for subsequent interim and annual reporting periods. The disclosure requirements must be applied to transfers that occurred before and after its effective date. Early adoption is prohibited. The Company determined, based on its assessment, that the impact of adopting these pronouncements is not material on the consolidated financial statements.

In January 2010, the FASB issued FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; the reasons for any transfers in or out of Level 3; and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, the ASU also amends ASC 820 to clarify certain existing disclosure requirements. For example, the ASU clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities. Previously separate fair value disclosures were required for each major category of assets and liabilities. ASU 2010-06 also clarifies the requirement to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, these disclosures are effective for the quarter ended March 31, 2010. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements becomes effective for the Corporation for the quarter ended March 31, 2011. The Company determined, based on its assessment, that the impact of adopting this pronouncement is not material on the consolidated financial statements.

In February 2010, the FASB issued FASB ASU 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements, which amends FASB ASC Topic 855, Subsequent Events (originally issued as FASB Statement No. 165, Subsequent Events), so that SEC filers, as defined in the ASU, no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. Entities that are not SEC filers must continue to disclose the date through which subsequent events have been evaluated, including situations in which the financial statements are revised for a correction of an error or retrospective application of U.S. GAAP. Additionally, SEC filers and conduit bond obligors for conduit debt securities that are traded in a public market must evaluate subsequent events through the date the financial statements are issued. All other entities are required to evaluate subsequent events through the date the financial statements are available to be issued. The ASU is effective immediately, except for the use of the issued date for evaluating subsequent events by conduit debt obligors. Conduit debt obligors will be required to evaluate subsequent events through the date the financial statements are issued in fiscal years ending after June 15, 2010. The Company adopted this pronouncement as disclosed in Note 16.

5. STOCK-BASED COMPENSATION

The Company has a Stock Incentive Plan which was adopted by the Board of Directors in April 2006, approved by the shareholders in May 2006, and amended by the Board in June 2007 (the “2006 Plan”). The 2006 Plan provides for the granting of incentive stock options to officers and employees, and non-qualified stock options and restricted stock awards to employees (including officers) and non-employee directors. The 2006 Plan replaced the Company’s former stock option plan (the “1996 Plan”) which expired in February 2006, and all options under the 1996 Plan which were outstanding on April 12, 2006 were transferred to and made part of the 2006 Plan. The option prices of all options granted under the 2006 Plan (including options transferred from the 1996 Plan) must be not less than 100% of the fair market value at the date of grant. All options granted generally vest at the rate of 20% per year except that the options granted to the CEO and to the non-employee directors vest at the rate of 33 1/3% per year. All options not exercised generally expire ten years after the date of grant. Vesting of restricted stock awards (“RSAs”) is discretionary with the Board of Directors or the Compensation Committee, but awards granted to date generally vest at the rate of 50% on the third anniversary of the grant date and 25% per year for the next two years. However, the RSA granted to the CEO and the Chief Credit Officer vests 50% on the second anniversary of the grant date and the remaining 50% the following year. RSAs granted to senior executive officers are also subject to restrictions on transfer even after vesting for as long as the Company has preferred stock outstanding to the U.S. Treasury Department pursuant to the TARP Capital Purchase Program.

The Company’s pre-tax stock-based compensation expense for employees and directors was $235,000 and $239,000 ($175,000 and $182,000 after tax effect of non-qualified stock options) for the three months ended March 31, 2010 and 2009, respectively. There was no option granted for the three months ended March 31, 2010. The Company granted options covering 25,000 shares with a weighted average grant-date fair value of $2.05 for the three months ended March 31, 2009.

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

	Three Months Ended 3/31/2010	Three Months Ended 3/31/2009
Risk-free interest rate	1.71% - 3.60%	1.71% - 6.11%
Expected life	3 - 6.5 years	3 - 6.5 years
Expected volatility	70% - 113%	28% - 42%
Expected dividend yield	0.00% - 3.50%	0.00% - 2.21%

These assumptions were utilized in the calculation of the compensation expense noted above. These expenses are the result of previously granted stock options and those awarded during the three months ended March 31, 2010 and 2009, respectively.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2010 and 2009 is set forth in the following table:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2009	2,266,612	760,245	$16.93
Options granted	—	—	—
Options forfeited	3,000	(3,000)	17.00
Options exercised	—	—	—

Balance at March 31, 2010	2,269,612	757,245	16.93

Balance at December 31, 2008	2,190,252	850,151	$16.78
Options granted	(25,000)	25,000	4.79
Options forfeited	4,500	(4,500)	17.00
Options exercised	—	—	—

Balance at March 31, 2009	2,169,752	870,651	16.43

The stock options as of March 31, 2010 have been segregated into three ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price

$ 2.23 - $ 8.00	52,745	5.88	$5.02	31,078	3.71	$5.26
$ 8.01 - $ 20.00	518,500	6.66	16.12	305,801	6.27	15.77
$ 20.01 - $ 25.10	186,000	6.58	22.56	157,900	6.61	22.52

As of March 31, 2010	757,245	6.59	16.93	494,779	6.22	17.26

$ 2.23 - $ 8.00	90,451	4.62	$4.93	65,451	2.63	$4.98
$ 8.01 - $ 20.00	576,200	7.62	16.03	216,401	6.68	15.07
$ 20.01 - $ 25.10	204,000	7.49	22.69	117,167	7.50	22.67

As of March 31, 2009	870,651	7.28	16.43	399,019	6.25	15.65

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2010 and 2009 was $0. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $4.85 and $2.82 as of March 31, 2010 and 2009, respectively, and the exercise price multiplied by the number of options outstanding. No options were exercised or vested during the three months ended March 31, 2010 and 2009. Total fair value of shares vested was $416,000 and $0 as of March 31, 2010 and 2009, respectively.

As of March 31, 2010 and 2009, the Company had approximately $792,000 and $1.6 million of unrecognized compensation costs related to unvested options, respectively, which are expected to be recognized over a weighted average period of 2.12 years and 2.55 years, respectively.

Restricted Stock Awards

Restricted stock activity under the 2006 Plan as of and changes during the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

Restricted Stock:
at beginning of period	10,050	$13.59	10,400	$14.72
Granted	50,909	5.07	—	—
Vested	—	—	—	—
Cancelled and forfeited	(150)	8.65	—	—

at end of period	60,809	6.47	10,400	14.72

The Company recorded compensation cost of $16,000 and $5,000 related to the restricted stock granted under the 2006 Plan for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010 and 2009, the Company had approximately $204,000 and $61,000 of unrecognized compensation costs related to unvested restricted stock, respectively. The costs are expected to be recognized over a weighted-average period of 2.28 years and 2.16 years as of March 31, 2010 and 2009, respectively. No shares vested during the three months ended March 31, 2010 and 2009.

6. FAIR VALUE MEASUREMENTS

Fair Values of Financial Instruments

The Company, using available market information and appropriate valuation methodologies available to management at March 31, 2010 and December 31, 2009, has determined the estimated fair value of financial instruments. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Furthermore, fair values do not reflect any premium or discount that may result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$222,223	$222,223	$232,802	$232,802
Investment securities available for sale	288,999	288,999	370,427	370,427
Loans receivable, net	1,460,339	1,451,058	1,479,142	1,472,963
Federal Home Loan Bank and other equity stock	15,673	15,673	15,673	15,673
Customers’ liability on acceptances	2,201	2,201	2,341	2,341
Accrued interest receivable	6,623	6,879	6,879	6,879
Income tax receivable	15,249	15,249	16,140	16,140

Liabilities
Deposits	1,625,312	1,587,268	1,747,671	1,704,176
Other borrowed funds	163,260	172,964	148,443	157,593
Acceptances outstanding	2,201	2,201	2,341	2,341
Accrued interest payable	4,097	4,097	5,803	5,803
Long-term subordinated debentures	18,557	14,052	18,557	13,790
Accrued expenses and other liabilities	11,053	11,053	13,927	13,927

Off-balance sheet items
Commitments to extend credit	$160,980	$206	$187,148	$240
Standby letter of credit	21,753	326	21,284	319
Commercial letters of credit	30,021	113	22,190	84
Performance bonds	487	7	651	9

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

Loans—Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed rate loans, as well as anticipated repayment schedules. The fair value of adjustable rate loans is based on the estimated discounted cash flows utilizing the discount rates that approximate the pricing of loans collateralized by similar properties or assets. The fair value of nonperforming loans at March 31, 2010 and December 31, 2009 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The estimated fair value is net of allowance for loan losses, deferred loan fees, and deferred gain on SBA loans.

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

Fair Value Measurement – Three Levels

Fair value is measured in accordance with a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets

Securities

U.S. Government Agencies – The Company measures fair value of U.S. Government agency securities by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement.

Municipal securities – The Company measures fair value of state and municipal securities by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement.

Residential mortgage-backed securities – The Company measures fair value of residential mortgage-backed securities by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement.

Collateralized mortgage obligations – The Company measures fair value of collateralized mortgage obligations by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement.

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

The Company uses Level 3 fair value measurement for the one CDO TRUPS security it owns. The fair value of the CDO TRUPS security has traditionally been based on the average of at least two quoted market prices obtained from independent brokers. However, as a result of the global financial crisis and illiquidity in the U.S. markets, the market for these securities has become increasingly inactive since mid-2007. The current broker price for the CDO TRUPS securities is based on forced liquidation or distressed sale values in very inactive markets that may not be representative of the economic value of these securities. As such, the fair value of the CDO TRUPS security has been below cost since the advent of the financial crisis. Additionally, most, if not all, of these broker quotes are nonbinding.

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

The Company continues to utilize Moody’s Analytics to compute the fair value of the CDO TRUPS security. Moody’s continues to update their valuation process. During the third quarter, Moody’s made changes to refine and improve the estimate of default probabilities to align the valuation methodology with industry practices.

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

The Moody’s Analytics Discounted Cash flow Valuation analysis uses the 3-month London Inter-Bank Offered Rate (“LIBOR”) + 300 basis points as a discount rate (to reflect illiquidity – the credit component of the discount rate is embedded in the credit analysis). Approximating the yield premium for the illiquidity of a CDO TRUPS security has proved to be difficult and management found it more useful to measure the price impact for this illiquidity discount. The table below illustrates this.

Maturity	Modified Duration	Price impact in percentage for basis point shown
		100 bp	200 bp	300 bp	400 bp
10 yr	8.58	9%	17%	26%	34%
20 yr	14.95	15%	30%	45%	60%
30 yr	19.69	20%	39%	59%	79%

There are three maturity assumptions, since the final maturity on the CDO TRUPS securities can be no longer than thirty years but may be less than that as well. From the percentage impact in the 300 basis points column, an illiquidity discount of 300 basis points seems to be sufficient and reasonable based on management’s opinion in consideration of current market conditions. The maturity date on the Company’s CDO TRUPS security is October 3, 2032 and that would put the price impact for illiquidity at a 45% to 59% discount as of March 31, 2010.

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

Loans held for sale

Loans held for sale are measured at the lower of cost or fair value. As of March 31, 2010, the Company has $19.9 million of loans held for sale. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At March 31, 2010, all loans held for sale were recorded at its cost. The Company measures loans held for sale on a nonrecurring basis with Level 2 inputs.

Impaired loans

A loan is considered impaired when it is probable that all of the principal and interest due may not be collected according to the original underwriting terms of the loan. Impaired loans are measured at the lower of its carrying value or at an observable market price if available or at the fair value of the loan’s collateral if the loan is collateral dependent. Fair value of the loan’s collateral when the loan is dependent on collateral, is determined by appraisals or independent valuation, which is then adjusted for the cost associated with liquidating the collateral. The Company measures impaired loans on a nonrecurring basis with Level 2 inputs.

Other Real Estate Owned (“OREO”)

OREO is recorded at the lower of its carrying value or its fair value less anticipated disposal cost. Fair value of the OREO is determined by appraisals or independent valuation, which is then adjusted for the cost associated with liquidating the property. The Company measures OREO on a nonrecurring basis with Level 2 inputs.

Assets measured at fair value at March 31, 2010 are as follows:

	Fair Value Measurements at Reporting Date Using
	(Dollars in thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value on a recurring basis
Available-for-sale securities:
U.S. Treasury	$300	$300	$—	$—
U.S. Governmental agencies and U.S. Government sponsored enterprise securities	69,188	—	69,188	—
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	161,748	—	161,748	—
Corporate trust preferred securities	2,212	—	—	2,212
Mutual Funds backed by adjustable rate mortgages	4,572	—	4,572	—
Fixed rate collateralized mortgage obligations	50,979	—	50,979	—

Total available-for-sale securities	$288,999	$300	$286,487	$2,212

Assets measured at fair value on a non-recurring basis
Impaired Loans	$89,725	—	89,725	—
OREO	$2,993	—	2,993	—

The following table presents the Company’s reconciliation and statement of operations classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010.

	Unobservable Inputs (Level 3)
	(Dollars in thousands)
	Beginning Balance as of 12/31/09	Purchases, Issuance and Settlements	Realized Gains or Losses in Earnings (Expenses)	Unrealized Gains or Losses in Other Comprehensive Income	Ending Balance as of 3/31/10
ASSETS
Available-for-sale securities:
Corporate trust preferred security (CDO TRUPS)	$2,404	$—	$—	$(192)	$2,212

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

The following table provides information on impaired loans:

	As of and for the three months ended March 31, 2010	As of and for the twelve months ended December 31, 2009
	(Dollars in thousands)
Impaired loans with specific reserves	$31,128	$22,045
Impaired loans without specific reserves	62,905	55,058

Total impaired loans	94,033	77,103
Allowance on impaired loans	(4,308)	(2,656)

Net recorded investment in impaired loans	$89,725	$74,447

Average total recorded investment in impaired loans	$94,650	$91,244

Interest income recognized on impaired loans	$325	$603

Interest income recognized on impaired loans on a cash basis	$221	$590

During the first quarter of 2010, a further decline in the overall economy was a major contributor to the increase in impaired loans, along with a weakening of the commercial real estate market in Southern California. As of March 31, 2010, specific reserves of $4.3 million represented 13.8% of the impaired loans with specific reserves as compared to 12.0% as of December 31, 2009.

The following table sets forth the composition of the allowance for loan losses as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Specific (Impaired loans)	$4,309	$2,656
Formula (non-homogeneous)	56,377	55,539
Homogeneous	325	348

Total allowance for loan losses	$61,011	$58,543

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

The allowance attributable to qualitative factors as of March 31, 2010 and December 31, 2009 amounted to $18.5 million and $20.5 million, respectively, while the remaining balances of $37.9 million and $35.0 million were attributable to quantitative factors, respectively.

The table below summarizes the activity in the Company’s allowance for loan losses for the periods and as of dates indicated:

	Three Months Ended March 31, 2010	Year Ended December 31, 2009	Three Months Ended March 31, 2009
	(Dollars in thousands)
Balances
Average total loans outstanding during the period	$1,534,369	$1,637,703	$1,678,518

Total loans outstanding at end of period	$1,521,350	$1,537,685	$1,662,172

Allowance for Loan Losses:
Balance at beginning of period	$58,543	$38,172	$38,172
Charge-offs	4,712	57,832	2,971
Recoveries	180	731	126

Net loan charge-offs	4,532	57,101	2,845
Provision for loan losses	7,000	77,472	14,451

Balance at end of period	$61,011	$58,543	$49,778

Ratios:
Net loan charge-offs to average loans	1.20%	3.49%	0.69%
Provision for loan losses to average total loans	1.85	4.73	3.49
Allowance for loan losses to gross loans at end of period	4.01	3.81	2.99
Allowance for loan losses to total nonperforming loans	87	92	88
Net loan charge-offs to allowance for loan losses at end of period	30.13	97.54	23.18
Net loan charge-offs to provision for loan losses	64.74	73.71	19.69

8. OTHER REAL ESTATE OWNED (OREO)

From time to time, the Company acquires ownership of the collateral properties securing the nonaccrual loans through the foreclosure process. The Company records OREO at the lower of its carrying value or its fair value less anticipated disposal costs. The Company had four OREO properties comprised of three commercial properties totaling $1.7 million and one residential property of $1.3 million as of March 31, 2010. The Company disposed of one commercial property for $0.4 million during the three months ended March 31, 2010.

	(Dollars in thousands)
	Beginning Balance as of 12/31/09	Acquisition	Disposition	Valuation Adjustment	Transfer to Other Receivable	Ending Balance as of 3/31/10
OREO	$4,278	$—	$(405)	$(779)	$(101)	$2,993

9. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank of San Francisco (“FHLB”) and the Treasury, Tax, and Loan Investment Program. Other borrowed funds totaled $163.3 million and $148.4 million at March 31, 2010 and December 31, 2009, respectively. Interest expense on other borrowed funds was $1.6 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively, reflecting average interest rates of 4.39% and 4.17%, respectively. The increase in the borrowing rate was a result of the decrease in utilization of overnight borrowings of which rates approximate the Fed Funds rates. The remaining borrowings were term borrowings which have higher rates.

As of March 31, 2010, the Company borrowed $146.7 million from the FHLB with maturity from less than 1 year to 15 years. Advances of 10-year and 15-year terms are amortizing at predetermined schedules over the life of the advances. Of the $146.7 million outstanding, $145.0 million is composed of six fixed rate term advances, each with an option to be called by the FHLB after the lockout dates varying from 6 months to 2 years. If market interest rates are higher than the advances’ stated rates at that time, the advances will be called by the FHLB and the Bank will be required to repay the FHLB. If market interest rates are lower after the lockout period, then the advances will not be called by the FHLB. If the advances are not called by the FHLB, they will mature on the maturity date ranging from 4 years to 10 years. The Company may repay the advances with a prepayment penalty at any time. If the advances are called by the FHLB, there is no prepayment penalty.

The Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with the FHLB, with a total carrying value of $733.2 million at March 31, 2010 as compared to $812.9 million at December 31, 2009.

Subject to the right of the FHLB to require early repayment of the borrowings discussed above, FHLB advances outstanding, with an average interest rate of 4.36%, as of March 31, 2010, mature as follows:

(Dollars in thousands)
2010	$273
2011	25,381
2012	100,295
2013	157
2014	167
Thereafter	20,477

$146,750

Borrowings obtained from the Treasury Tax and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $2.0 million at March 31, 2010, as collateral to participate in the program. The total borrowed amount under the program, outstanding at March 31, 2010 and December 31, 2009 was $1.1 million and $1.5 million, respectively.

In addition, the Company consummated SBA loan sale during the first quarter of 2010 in the amount of $15.3 million, which is included in borrowed funds and gain recognition is deferred until the 90-day premium refund period expires.

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

Holders of the TP Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at a current rate per annum of 3.10%. Interest rate defined as per annum rate of interest, resets quarterly, equal to LIBOR immediately preceding each interest payment date (January 7, April 7, July 7, and October 7 of each year) plus 2.85%.

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

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill. As of March 31, 2010, trust preferred securities comprised 6.60% of the Company’s Tier I capital.

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

11. EARNINGS (LOSS) PER SHARE

Common stock outstanding at March 31, 2010 totaled 39,895,661 shares. Basic earnings (loss) per share are calculated on the basis of weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Diluted earnings (loss) per share do not include all potentially dilutive shares that may result from the future exercise or vesting of outstanding stock options and restricted stock awards. Exercise of options is not assumed if the result would be anti-dilutive such as when a loss from continuing operations is reported.

The following table sets forth the Company’s earnings (loss) per share calculation for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010			2009
	(Dollars in thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Loss	Average Number of Shares	Per Share Amounts
Basic earnings (loss) per share
Net income (loss)	$2,767	21,286	$0.13	$(2,726)	16,789	$(0.16)
Less : preferred stock dividends and accretion of preferred stock discount	(744)	—	(0.03)	(730)	—	(0.05)

Income (loss) available to common shareholders	2,023	21,286	0.10	(3,456)	16,789	(0.21)
Effect of dilutive securities:
Stock options and restricted stock awards	—	4	—	—	—	—

Diluted earnings (loss) per share
Income (loss) available to common shareholders	$2,023	21,290	$0.10	$(3,456)	16,789	$(0.21)

The number of common shares underlying stock options which were outstanding but not included in the calculation of diluted earnings (loss) per share because they would have had an anti-dilutive effect amounted to approximately 750,000 and 851,000 shares for the three months ended March 31, 2010 and 2009, respectively.

12. COMMON AND PREFERRED STOCK CASH DIVIDENDS

On March 25, 2009, the Company’s board of directors suspended its quarterly cash dividends based on adverse economic conditions and the Company’s recent losses. The board of directors determined that this is a prudent, safe and sound practice to preserve capital, and does not expect to resume the payment of cash dividends in the foreseeable future. Unless the preferred stock issued to the Treasury Department in the TARP Capital Purchase Program has been redeemed, the Company will not be permitted to resume paying cash dividends without the consent of the Treasury Department until December 2011. In addition, the Bank and the Company have each entered into MOUs with the respective regulatory agency or agencies, pursuant to which both the Bank and the Company must obtain prior regulatory approval to pay dividends. See “Recent Developments” in Item 2 below.

The Company paid a preferred stock dividend of $688,000 on February 15, 2010 and accrued for the preferred stock dividends of $344,000 at March 31, 2010 which will be included in the next payment scheduled on May 15, 2010.

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at March 31, 2010 and December 31, 2009 follows:

	(Dollars in thousands)
	March 31, 2010	December 31, 2009
Loans	$160,980	$187,148
Standby letters of credit	21,753	21,284
Performance bonds	487	651
Commercial letters of credit	30,021	22,190

Liabilities for losses on outstanding commitments of $246,000 were reported separately in other liabilities at March 31, 2010 and December 31, 2009.

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

14. POSTRETIREMENT SPLIT-DOLLAR ARRANGEMENT

As of January 1, 2008, the Company recorded the cumulative effect of a change in accounting principle for recognizing a liability for postretirement cost of insurance for endorsement split-dollar life insurance coverage with split-dollar arrangement for employees and non-employee directors in the amount of $1.4 million as a reduction of equity. On a monthly basis, the Company records benefit expense of such insurance coverage. Benefit expense during the quarter ended March 31, 2010 and 2009 amounted to approximately $25,000.

15. PREFERRED STOCK AND COMMON STOCK WARRANTS

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

The Series B Preferred Stock converted into 19,599,981 million shares of Center Financial’s common stock effective March 29, 2010, after the Company received shareholder approval of such conversion at a Special Meeting of Shareholders held on March 24, 2010. The conversion ratio for each share of Series B Preferred Stock was equal to the quotient obtained by dividing the Series B Share Price of $1,000 by the conversion price of $3.75. The shares issued in this private placement were registered on a Form S-3 Registration Statement, as amended, which became effective April 8, 2010, thus removing the restrictions on resale.

The Company also issued 3,360,000 shares of common stock in a private placement which closed on November 30, 2009 (the “November Private Placement”), at a price per share of $3.71 to non-affiliated investors and $4.69 to certain directors and employees of the Company. The difference in the purchase price was necessary to comply with NASDAQ Listing Rule 5635(c). The Company obtained shareholder approval of the November Private Placement at a special meeting held on March 24, 2010 so that all investors in the November Private Placement could be treated equally. Following receipt of shareholder approval, 85,045 additional shares were issued to the directors and employees who invested in the November Private Placement, in order to effectuate this result. The shares issued in the November Private Placement were also registered on a Form S-3 Registration Statement which became effective April 8, 2010, thus removing the restrictions on resale.

The Company entered into a purchase agreement with the U.S. Treasury Department on December 12, 2008, pursuant to which the Company issued and sold 55,000 shares of the Company’s fixed-rate cumulative perpetual preferred stock for a total purchase price of $55.0 million, and a 10-year warrant to purchase 864,780 shares of the Company’s common stock at an exercise price of $9.54 per share. The number of shares underlying the Warrant was reduced to 432,290 effective December 31, 2009 as a result of the fourth quarter capital raises described above. The Company will pay the U.S. Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed. The cumulative dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year.

The Company allocated total proceeds of $55.0 million, based on the relative fair value of preferred stock and common stock warrants, to preferred stock for $52.9 million and common stock warrants for $2.1 million, respectively, on December 12, 2008. The preferred stock discount is being accreted, on an effective yield method, to preferred stock over 10 years.

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

Using these assumptions, the fair value of common stock warrants amounted to $1.4 million and the fair value of the preferred stock amounted to $37.2 million. The relative fair values of preferred stock and common stock warrants were 96.3% and 3.7%, respectively. The total proceeds of $55.0 million were allocated, based on the relative fair value, to preferred stock in the amount of $52.9 million for preferred stock and $2.1 million for common stock warrants on December 12, 2008, respectively.

16. SUBSEQUENT EVENTS

FDIC-assisted Purchase and Assumption – Innovative Bank

On April 16, 2010, the California Department of Financial Institutions closed Innovative Bank, Oakland, California, and appointed the Federal Deposit Insurance Corporation (“FDIC”) as its receiver. On the same date, Center Bank assumed the banking operations of Innovative Bank from the FDIC under a purchase and assumption agreement with loss sharing. Through this agreement, Center Bank now operates four additional branches in California.

The following table summarizes the gross book values of items purchased and assumed as recorded on Innovative Bank’s financial statement as of the transaction date, and does not include the fair value and other purchase accounting adjustments. The Company expects to finalize and record all opening balance purchase accounting adjustments during the second quarter of 2010. Significant adjustments to the book values of net assets assumed include, but are not limited to, recognition of the core deposit intangible and FDIC loss sharing receivable assets, and adjustment of loans, other real estate owned, time deposits and term debt to fair value. Additionally, Center Bank has a 90-day option to purchase any or all of the Innovative Bank’s owned premises and to assume any or all of the Innovative Bank’s leased premises.

April 16, 2010
(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$3,485
Due from banks	49,120
Investment securities	13,125
Loans, net	161,167
Other real estate owned	2,132
Other assets	614

Total assets acquired	$229,643

Liabilities assumed:
Deposits	$209,313
FHLB Borrowings	20,045
Other liabilities	1,743

Total liabilities assumed	$231,101

Net assets acquired	$(1,458)

Center Bank assumed both the insured and non-insured deposits balance, at a premium of 0.5 percent. The loss sharing agreement between the FDIC and Center Bank, which covers all loans and other real estate owned that have been assumed, the business combination fair value adjustments, significantly mitigates the risk of future loss on the loan portfolio acquired. Under the terms of the loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries. The reimbursed losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the assumption. New loans made after that date are not covered by the loss sharing agreement.

Upon closing of the transaction, Center Bank is entitled to receive $20.0 million in cash for asset discount and negative transaction equity net of deposit premium paid. As part of the transaction, the FDIC received one million Equity Appreciation Instruments (“EAI”) based on Center Financial’s stock price and exercised all EAI’s realizing a gain of approximately $1.4 million on April 26, 2010.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the major factors that influenced the Company’s consolidated results of operations for the three months ended March 31, 2010 and 2009 and financial condition as of March 31, 2010 and December 31, 2009. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 and with the unaudited consolidated financial statements and notes as set forth in this report.

FORWARD-LOOKING STATEMENTS

Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are forward looking statements. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. Risks and uncertainties include, but not limited to, possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuers of such securities suffer financial losses; increased competition among depository institutions; successful completion of planned acquisitions and effective integration of the acquired entities; the economic and regulatory effects of the continuing war on terrorism and other events of war, including the wars in Iraq and Afghanistan; the effect of natural disasters, including earthquakes, fires and hurricanes; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, see “Interest Rate Risk Management” and “Liquidity and Capital Resources” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the year ended December 31, 2009, as supplemented by the information contained in this report.

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

Loan Sales

Certain Small Business Administration loans and other loans that the Company has the intent to sell prior to maturity are designated as held for sale typically at origination and recorded at the lower of cost or market value, on an aggregate basis. Upon management’s decision, certain loans in the portfolio may be reclassified to the held for sale category prior to any commitment by the Company to sell the loans. Such a decision is usually made to rebalance the loan portfolio and to better manage the Company’s liquidity and capital resources. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the premium on sale of loans is recognized as other operating income at the time of the sale. The remaining portion of the premium relating to the portion of the loan retained is deferred and amortized over the remaining life of the loan as an adjustment to yield. Servicing assets or liabilities are recorded when loans are sold with servicing retained, based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate plus 1 to 2%. Net servicing assets, or servicing assets net of servicing liabilities, are amortized in proportion to and over the period of estimated future servicing income. Management periodically evaluates the net servicing asset for impairment, which is the carrying amount of the net servicing asset in excess of the related fair value. Impairment, if it occurs, is recognized as a write-down in the period of impairment.

Allowance for Loan Losses

Loan losses are charged, and recoveries are credited to the allowance for loan losses. Additions to the allowance are charged to the provision for loan losses. The allowance for loan losses is maintained at a level considered adequate by management to absorb inherent losses in the loan portfolio. The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the loan portfolio, consideration of historical loan loss experience, current economic conditions, changes in the composition of the loan portfolio, analysis of collateral values, and other pertinent factors. While management uses available information to recognize possible losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additional allowance based on their judgments about information available to them at the time of their examination.

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

The Company evaluates consumer loans for impairment on a pooled basis. These loans are generally smaller homogeneous loans, and are evaluated on a portfolio basis accordingly.

Deferred Taxes

Deferred income taxes are provided for using an asset and liability approach. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the interim consolidated financial statements. As of March 31, 2010, the Company’s deferred tax assets were primarily due to the allowance for loans losses.

A valuation allowance has been established against the deferred tax asset due to an uncertainty of realization. The valuation allowance is reviewed quarterly to analyze whether there is sufficient positive or negative evidence to support a change in management’s judgment about the realizability of the related deferred tax asset.

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

Recent Developments

2009 Fourth Quarter Capital Raises

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

The Series B Preferred Stock converted into 19,599,981 million shares of Center Financial’s common stock effective March 29, 2010 after the Company received shareholder approval of such conversion at a Special Meeting of Shareholders held on March 24, 2010. The conversion ratio for each share of Series B Preferred Stock was equal to the quotient obtained by dividing the Series B Share Price of $1,000 by the conversion price of $3.75. The shares issued in this private placement were registered on a Form S-3 Registration Statement, as amended, which became effective April 8, 2010, thus removing the restrictions on resale.

The Company also issued 3,360,000 shares of common stock in a private placement which closed on November 30, 2009 (the “November Private Placement”), at a price per share of $3.71 to non-affiliated investors and $4.69 to certain directors and employees of the Company. The difference in the purchase price was necessary to comply with NASDAQ Listing Rule 5635(c). The Company obtained shareholder approval of the November Private Placement at a special meeting held on March 24, 2010 so that all investors in the November Private Placement could be treated equally. Following receipt of shareholder approval, 85,045 additional shares were issued to the directors and employees who invested in the November Private Placement, in order to effectuate this result. The shares issued in the November Private Placement were registered on a Form S-3 Registration Statement which became effective April 8, 2010, thus removing the restrictions on resale.

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

The MOUs will remain in effect until modified or terminated by the FRB, the FDIC and the DFI. We do not expect the actions called for by the MOUs to change our business strategy in any material respect, although they may have the effect of limiting or delaying the Bank’s or the Company’s ability or plans to expand. The board of directors and management of the Bank and the Company have taken various actions to comply with the MOUs, and will diligently endeavor to take all actions necessary for compliance. Management believes that the Bank and the Company are currently in substantial compliance with the terms of the MOUs, although formal determinations of compliance with the MOUs can only be made by the regulatory authorities. In that regard, the Bank’s Leverage Capital Ratio and Total Risk-Based Capital ratios as of March 31, 2010 were 12.46% and 17.73%, considerably in excess of the required ratios for the Bank.

EXECUTIVE OVERVIEW

The company recorded consolidated net income for the first quarter of 2010 of $2.8 million, or income of $0.10 per basic and diluted share compared to consolidated net loss of $2.7 million, or loss of $0.19 per basic and diluted share in the first quarter of 2009. The following were significant highlights related to first quarter of 2010 results as compared to the corresponding period of 2009:

•

Net interest income before provision for loan losses was $16.4 million and $15.9 million for three months ended March 31, 2010 and 2009, respectively. Due to the increase in non-accrual loans, the average yield on loans for the first quarter of 2009 decreased to 5.68% compared to 5.91% for the same quarter in 2009, a decrease of 23 basis points. The average investment portfolio for the first quarter of 2010 and 2009 was $376.7 million and $205.2 million, respectively. The average yields on the investment portfolio for the first quarter of 2010 and 2009 were 3.17% and 4.53%, respectively.

•

The net interest margin for the first quarter of 2010 increased to 3.41% compared to 3.34% for the same period of 2009. Loan yields declined 7 basis points whereas the cost of deposits declined 90 basis points. Interest income on all non-accrual loans amounting to $377,000 was not recognized during the first quarter of 2010 including the reversal of interest income on loans classified to non-accrual status during the quarter compared to $495,000 during the same period in 2009. The cost of interest-bearing liabilities decreased to 1.94% for the first quarter of 2009 as compared to 2.92% for the same period in 2009.

•

The provision for loan losses was $7.0 million for the three months ended March 31, 2010 compared to $14.5 million for the same period in 2009. The decrease was primarily due to a stabilization of risk factors.

•

The Company sold $56.8 million of securities available for sale in U.S. Government Sponsored Enterprise investment securities and realized a gain of $2.2 million during the three months ended March 31, 2010 as compared to a very minimal loss during the same period in 2009.

•

The Company also recorded OREO expense of $959,000 during the three months ended March 31, 2010 compared to $6,000 during the same period in 2009. All of the four properties owned by the Company were acquired during the past year and most of the expenses were related to fair value adjustments due to further decline in values of the properties.

•

The Company’s efficiency ratio improved to 49.1% for the three months ended March 31, 2010 compared to 51.7% for the same period in 2009. The improvement relates to the increase in net interest income and gain on sale of securities available for sale offset by increases in the FDIC assessment and fair value adjustment charges for other real estate owned.

•

Return on average assets and return on average equity increased to 0.53% and 4.34%, respectively, for the three months ended March 31, 2010, compared to (0.54)% and (4.94)% during the same period in 2009. Return on average assets and the return on average equity increased due to the Company’s return to profitability primarily resulting from the improvement in the net interest margin, a decrease in the loan loss provision and an increase total noninterest income during the first quarter of 2010 as compared to the same period in 2009.

The following are important factors in understanding the Company’s financial condition and liquidity:

•

The Company’s gross loans decreased by $16.4 million, or 1.1%, during the three months ended March 31, 2010. Net loans and loans held for sale decreased by $18.8 million, or 1.3%, to $1.46 billion at March 31, 2010, as compared to $1.48 billion at December 31, 2009. The decrease in the loan portfolio was mainly the result of a lower levels of loan production and higher levels of loan pay-offs during the first quarter of 2010. The continued economic downturn has adversely affected the ability to originate loans in the current quarter.

•

Total nonperforming loans increased to $70.4 million as of March 31, 2010 from $63.5 million as of December 31, 2009 and $56.3 million as of March 31, 2009, respectively. The ratio of nonperforming loans to total gross loans increased to 4.63% at March 31, 2010 compared to 4.12% at December 31, 2009. The ratio of the allowance for loan losses to total nonperforming loans decreased to 87% at March 31, 2010, as compared to 92% at December 31, 2009 and our allowance for loan losses to total gross loans increased to 4.01% at March 31, 2010 compared to 3.81% at December 31, 2009.

•

Total deposits decreased $122.4 million or 7.0% to $1.63 billion at March 31, 2010 compared to $1.75 billion at December 31, 2009. The decrease in deposits resulted mainly from decreases in interest-bearing deposits by customers seeking higher rates.

•

The ratio of net loans to total deposits increased to 89.8% at March 31, 2010 as compared to 84.6% at December 31, 2009 due to the fact that deposits decreased more than loans during the first quarter of 2010.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in the interim consolidated statements of operations, the Company recorded consolidated net income of $2.8 million during the three months ended March 31, 2010 compared to consolidated net loss of $2.7 million during the same period in 2009. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component:

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield1)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield1)
Assets:
Interest-earning assets:
Loans 2)	$1,474,122	$20,628	5.68%	$1,668,873	$24,311	5.91%
Federal funds sold	103,624	60	0.23	56,598	35	0.25
Investments 3) 4)	376,699	2,944	3.17	205,180	2,291	4.53

Total interest-earning assets 4)	1,954,445	23,632	4.90	1,930,651	26,637	5.60

Noninterest—earning assets:
Cash and due from banks	84,983			41,163
Bank premises and equipment, net	13,231			14,750
Customers’ acceptances outstanding	2,193			3,851
Accrued interest receivables	6,437			6,853
Other assets	70,425			45,940

Total noninterest-earning assets	177,269			112,557

Total assets	$2,131,714			$2,043,208

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$492,797	$1,303	1.07%	$452,204	$2,221	1.99%
Savings	91,507	611	2.71	51,343	451	3.56
Time certificates of deposit over $100,000	522,126	2,357	1.83	645,656	4,763	2.99
Other time certificates of deposit	234,163	1,190	2.06	147,355	1,290	3.55

	1,340,593	5,461	1.65	1,296,558	8,725	2.73
Other borrowed funds	148,239	1,603	4.39	176,864	1,818	4.17
Long-term subordinated debentures	18,557	140	3.06	18,557	192	4.20

Total interest-bearing liabilities	1,507,389	7,204	1.94	1,491,979	10,735	2.92

Noninterest-bearing liabilities:
Demand deposits	350,135			305,690

Total funding liabilities	1,857,524		1.57%	1,797,669		2.42%

Other liabilities	15,742			21,799

Total noninterest-bearing liabilities	365,877			327,489
Shareholders’ equity	258,448			223,740

Total liabilities and shareholders’ equity	$2,131,714			$2,043,208

Net interest income 4)		$16,428			$15,902

Cost of deposits			1.31%			2.21%

Net interest spread 5)			2.97%			2.68%

Net interest margin 6)			3.41%			3.34%

1)	Average rates/yields for these periods have been annualized.

2)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $71,000 for the three months ended March 31, 2010 and $143,000 for the same period in 2009. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

3)	Investments include securities available for sale, securities held to maturity, FHLB and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.

4)

Interest income on a tax equivalent basis for tax-advantaged investments was not included in the computation of yields. Such income amounted to $0 and $4,000 for the three months ended March 31, 2010 and 2009, respectively.

5)	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

6)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets as adjusted for tax equivalent basis for any tax advantaged income.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume) and (ii) changes in interest rates (rate):

	Three Months Ended March 31, 2010 vs. 2009 Increase (Decrease) Due to Change In
	Volume	Rate7)	Total
Earning assets:
Interest income:
Loans 8)	$(2,753)	$(930)	$(3,683)
Federal funds sold	27	(2)	25
Investments 9)	1,492	(839)	653

Total earning assets	(1,234)	(1,771)	(3,005)

Interest expense:
Deposits and borrowed funds:
Money market and super NOW accounts	185	(1,103)	(918)
Savings deposits	288	(128)	160
Time certificates of deposits	(221)	(2,285)	(2,506)
Other borrowings	(306)	91	(215)
Long-term subordinated debentures	—	(52)	(52)

Total interest-bearing liabilities	(54)	(3,477)	(3,531)

Net interest income	$(1,180)	$1,706	$526

7)	Average rates/yields for these periods have been annualized.

8)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $71,000 for the three months ended March 31, 2010 and $143,000 for the same period in 2009. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

9)

Interest income on a tax equivalent basis for tax-advantaged investments was not included in the computation of yields. Such income amounted to $0 and $4,000 for the three months ended March 31, 2010 and 2009, respectively.

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

Total interest and dividend income for the three months ended March 31, 2010 was $23.6 million compared to $26.6 million for the same period in 2009. The decrease was primarily due to an increase in average nonperforming loans and the reduction in average earning assets. Average net loans decreased by $194.8 million or 11.7% for the three months ended March 31, 2010 compared to the same period in 2009. In addition, interest income on non-accrual loans amounting to $377,000 was not recognized during the first quarter of 2010 compared to $495,000 during the same period in 2009.

Total interest expense for the three months ended March 31, 2010 decreased by $3.5 million or 32.6% compared to the same period in 2009. The decrease was primarily due to the gradual decrease in deposit cost and management’s effort to change the deposit mix focusing more on lower cost deposits during the past year. Average interest bearing liabilities decreased by $15.4 million or 1.0% for the three months ended March 31, 2010 compared to the same period in 2009.

As a result, net interest income before provision for loan losses was $16.4 million and $15.9 million for three months ended March 31, 2010 and 2009, respectively. In addition, the net interest margin for the first quarter of 2010 increased to 3.41% compared to 3.34% for the same period of 2009.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan losses through charges to earnings, which are reflected in the consolidated statement of operations as the provision for loan losses. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that in management’s judgment is adequate to absorb losses inherent in the Company’s loan portfolio.

The provision for loan losses was $7.0 million for the three months ended March 31, 2010 compared to $14.5 million for the same period in 2009. The decrease was primarily due to a stabilization of risk factors. Management believes that the $7.0 million loan loss provision was adequate for the first quarter of 2010.

While management believes that the allowance for loan losses, representing 4.01% of total loans at March 31, 2010 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimated, inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	Three Months Ended March 31,
	2010		2009
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Customer service fees	$2,031	35.70%	$1,973	52.78%
Fee income from trade finance transactions	658	11.57	548	14.66
Wire transfer fees	281	4.94	267	7.14
Net gain (loss) on sale of securities available for sale	2,209	38.83	(49)	(1.31)
Loan service fees	160	2.81	275	7.36
Other income	350	6.15	724	19.37

Total noninterest income	$5,689	100.00%	$3,738	100.00%

As a percentage of average earning assets		1.18%		0.79%

For the three months ended March 31, 2010, noninterest income was $5.7 million compared to $3.7 million for the same period in 2009, and, as a percentage of average earning assets, increased to 1.18% from 0.79% for the same period in 2009. The increase in the amount primarily resulted from the increase in gain on sale of securities available for sale offset by a reduction in loan service fees and other income for the three months ended March 31, 2010 as compared to the same period in 2009. The primary sources of recurring noninterest income continued to be customer service fees and fee income from trade finance transactions.

Customer service fees for the three months ended March 31, 2010 increased by $58,000 or 2.9% as compared to the same period in 2009. This increase was due primarily to a nominal increase in customer accounts and the increases in fee charges during the past year.

Fee income from trade finance transactions for the three months ended March 31, 2010 increased by $110,000, or 20.1% as compared to the same period in 2009. The increase was due to more international trade activity by the Company’s customers partially due to stabilization of foreign exchange rate with the Korean currency.

The Company sold $56.8 million of securities available for sale in U.S. Government Sponsored Enterprise investment securities and realized a gain of $2.2 million during the three months ended March 31, 2010. The sale was to rebalance the duration and mix of the investment securities portfolio.

Other income decreased by $374,000, or 51.7% for the three months ended March 31, 2010 as compared to the same period in 2009. The decrease was due to a non-recurring income during the first quarter of 2009. The Company entered into a settlement agreement with one of the original defendants in the KEIC litigation and received a settlement payment of $350,000.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
	2010		2009
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$4,340	39.95%	$4,289	42.26%
Occupancy	1,195	11.00	1,182	11.65
Furniture, fixtures, and equipment	507	4.67	528	5.20
Data processing	464	4.27	595	5.86
Legal fees	306	2.82	243	2.39
Accounting and other professional fees	315	2.90	410	4.04
Business promotion and advertising	257	2.37	338	3.33
Supplies and communications	264	2.43	424	4.18
Security services	235	2.16	245	2.42
Regulatory assessment	986	9.08	592	5.83
Net other real estate owned (income) expense	959	8.83	6	0.06
Other operating expenses	1,035	9.52	1,296	12.78

Total noninterest expense	$10,863	100.00%	$10,148	100.00%

As a percentage of average earning assets		2.25%		2.13%
Efficiency ratio		49.1%		51.7%

For the first quarter of 2010, noninterest expense increased 7.0% to $10.9 million, compared to $10.1 million for the same period in 2009. The increase in noninterest expense was primarily attributable to the increases in fair value adjustment charges for other real estate owned, the FDIC insurance premium, legal fees and salaries and employee benefits offset by the decrease in business promotion and advertising expenses, accounting and other professional fees and other operating expenses. Noninterest expense as a percentage of average earning assets was 2.25% for the three months ended March 31, 2010 compared to 2.13% for the same period in 2009.

The Company’s efficiency ratio improved to 49.1% for the three months ended March 31, 2010, compared to 51.7% for the same period in 2009. The improvement relates to the increase in noninterest income especially in gain on sale of securities available for sale and the decrease in overall noninterest expenses offset by increases in the FDIC assessment and fair value adjustment charges for other real estate owned.

Salaries and benefits expenses remained virtually unchanged at $4.3 million for the three months ended March 31, 2010 and 2009. The slight decrease was primarily due to the reduction in the number of staff during the past year with an 8.7% decrease from 300 full time equivalents at March 31, 2009 to 274 at March 31, 2010. Lower than normal expense for the three months ended March 31, 2009 was due to reversal of previously accrued bonus for employees which was suspended by the board during the first quarter of 2009.

Occupancy expenses also remained virtually unchanged at $1.2 million for the three months ended March 31, 2010 and 2009. There were no changes in the scope of the facilities and lease expenses for certain locations have been reduced or unchanged during the past year.

Legal fees increased by 25.9% to $306,000 for the three months ended March 31, 2010 compared to $243,000 for the same period in 2009. The increase was mainly related to enhance collection efforts for delinquent loans.

Accounting and other professional fees decreased to $315,000 for the three months ended March 31, 2010 compared to $410,000 for the same period in 2009. The decrease was primarily due to audit fees incurred during the first quarter of 2009 as a result of additional review of the loan portfolio and allowance for loan losses at that time for which there was no corresponding expense in 2009.

Regulatory assessment expense increased by 66.6% to $986,000 for the three months ended March 31, 2010 compared to $592,000 for the same period in 2009. The increase was mainly the result of the overall increase in the FDIC insurance premium during the past year.

Net OREO expenses increased to $959,000 for the three months ended March 31, 2010 compared to $6,000 for the same period in 2009. The Company owns four properties at March 31, 2010 and most of the properties were acquired during 2009. Of $959,000 expenses, valuation adjustment amounted to $779,000 whereas the remainder relates to carrying expenses. The Company disposed one property during the three months ended March 31, 2010 and realized a very minimal loss from this sale. The sold property did not incur significant carrying expenses during the first quarter of 2010.

For the three months ended March 31, 2010, other operating expenses decreased 18.3% to $1.7 million as compared to $2.1 million for the same period in 2009. The decreases were due to overall reduction in corporate activities and related support functions during the past year. There were no individually significant items that contributed to the decrease.

The remaining noninterest expenses include such items as furniture, fixture and equipment, data processing, business promotion and advertising, stationery and supplies, telecommunications, postage, courier service, and security service expenses. For the three months ended March 31, 2010, these noninterest expenses amounted to $1.7 million compared to $2.1 million for the same period in 2009. There were no individually significant items that contributed to the decrease.

Provision for Income Taxes

Income tax expense (benefit) consists of current and deferred tax expense (benefit). Current tax expense (benefit) is the result of applying the current tax rate to current taxable income (loss). The deferred portion is intended to reflect income or loss that differs from financial statement pre-tax income or loss because some items of income and expense are recognized in different years for income tax purposes than in the financial statements.

The income tax provision (benefit) amounted to $1.5 million and $(2.2) million for the three months ended March 31, 2010 and 2009, respectively, representing effective tax rates of and 35.0% and (45.0)%, respectively. The primary reasons for the difference from the federal statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax favored investments in low-income housing, municipal obligations, dividend exclusions, treatment of share-based payments amortization, increase in cash surrender value of bank owned life insurance and California enterprise zone interest deductions and hiring credits. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $261,000 for the three months ended March 31, 2009.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns. The Company’s net deferred tax assets were $13.6 million as of March 31, 2010, and $11.6 million as of December 31, 2009. As of March 31, 2010, the Company’s deferred tax assets were primarily due to the allowance for loan losses.

It is management’s policy to separately disclose any penalties or interest arising from the application of federal or state income taxes. There were no penalties or interest assessed for the quarter ended March 31, 2010.

The Internal Revenue Service (the “IRS”) and the Franchise Tax Board (the “FTB”) have examined the Company’s consolidated federal income tax returns for tax years up to and including 2005. As of March 31, 2010, the Company was under examination by the IRS for the 2005-2006 tax years and by the FTB for the 2006-2007 tax years. The Company does not anticipate any material changes as a result of the examinations. In addition, the Company does not have any unrecognized tax benefits subject to significant increase or decrease as a result of uncertainty.

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

Short-term Investments

The Company invests its excess available funds from daily operations primarily in overnight Fed Funds and Money Market Funds. Money Market Funds are composed primarily of government funds and high quality short-term commercial paper. The Company can redeem the funds at any time. As of March 31, 2010 and December 31, 2009, the amounts invested in Federal Funds were $135.2 million and $145.8 million, respectively. The average yield earned on these funds was 0.23% for the three months ended March 31, 2010 compared to 0.25% for the same period in 2009.

Investment Portfolio

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	As of March 31, 2010		As of December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$300	$300	$300	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	68,997	69,188	74,001	74,270
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	158,662	161,748	206,975	212,175
U.S. Government sponsored enterprise preferred stock	—	—	—	—
Corporate trust preferred securities	2,718	2,212	2,713	2,404
Mutual Funds backed by adjustable rate mortgages	4,500	4,572	4,500	4,533
Fixed rate collateralized mortgage obligations	50,337	50,979	76,533	76,745

Total available for sale	$285,514	$288,999	$365,022	$370,427

Total investment securities	$285,514	$288,999	$365,022	$370,427

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

The Company owns one collateralized debt obligation (“CDO”) security that is backed by trust preferred securities (“TRUPS”) issued by banks and thrifts. The Company recognized an OTTI impairment during 2008 of $9.9 million to reduce the CDO TRUPS to fair value of $1.1 million. As of April 1, 2009, the noncredit related portion of the previous OTTI of $1.6 million was reinstated to the amortized cost of the security. At March 31, 2010, the fair value of the security was $2.2 million due to the decline in the fair value which is considered temporary.

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

The Company uses Level 3 fair value measurement for the one CDO TRUPS security it owns. The fair value of the CDO TRUPS security has traditionally been based on the average of at least two quoted market prices obtained from independent brokers. However, as a result of the global financial crisis and illiquidity in the U.S. markets, the market for these securities has become increasingly inactive since mid-2007. The current broker price for the CDO TRUPS securities is based on forced liquidation or distressed sale values in very inactive markets that may not be representative of the economic value of these securities. As such, the fair value of the CDO TRUPS security has been below cost since the advent of the financial crisis. Additionally, most, if not all, of these broker quotes are nonbinding.

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

The Moody’s Analytics Discounted Cash flow Valuation analysis uses 3-month London Inter-Bank Offered Rate (“LIBOR”) + 300 basis points as a discount rate (to reflect illiquidity – the credit component of the discount rate is embedded in the credit analysis). Approximating the yield premium for the illiquidity of a CDO TRUPS security has proved to be difficult and management found it more useful to measure the price impact for this illiquidity discount. The table below illustrates this.

Maturity	Modified Duration	Price impact in percentage for basis point shown
		100 bp	200 bp	300 bp	400 bp
10 yr	8.58	9%	17%	26%	34%
20 yr	14.95	15%	30%	45%	60%
30 yr	19.69	20%	39%	59%	79%

There are three maturity assumptions since the final maturity on the CDO TRUPS securities can be no longer than thirty years but may be less than that as well. From the percentage impact in the 300 basis points column, an illiquidity discount of 300 basis points seems to be sufficient and reasonable based on management’s opinion in consideration of current market conditions. The maturity date on the Company’s CDO TRUPS security is October 3, 2032 and that would put the price impact for illiquidity at a 45% to 59% discount as of March 31, 2010.

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

In addition to the fair value computation of Moody’s Analytics, the Company considers additional factors to determine any OTTI for the CDO TRUPS security including review of trustee reports, monitoring of “break in yield” tests, analysis of current defaults and deferrals and the expectation for future defaults and deferrals. The Company reviews the key financial characteristics for individual issuers (commercial banks or thrifts) in the CDO TRUPS security and tracked issuer participation in the U.S. Treasury Department’s Capital Purchase Program (“CPP”). Also, the Company considers capital ratios, leverage ratios, nonperforming loan and nonperforming asset ratios, in addition to the review of changes to the credit ratings. The credit ratings of the Company’s CDO TRUPS security are “Ca” (Moody’s) and “CC” (Fitch) as of March 31, 2010.

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

The Company did not experience an adverse change in cash flows. Furthermore, the CDO TRUPS security experienced no credit ratings deterioration during the first quarter of 2010. As such, based on all of these factors, the Company determined that there was no OTTI adjustment in the fourth quarter. The risk of future OTTI will be highly dependent upon the performance of the underlying issuers. The Company does not have the intention to sell and does not believe it will be required to sell the CDO TRUPS security.

As of March 31, 2010, securities available for sale totaled $289.0 million, compared to $370.4 million as of December 31, 2009. Securities available for sale as a percentage of total assets decreased to 13.9% as of March 31, 2010 compared to 16.9% at December 31, 2009. The Company sold $56.8 million of securities available for sale during the three months ended March 31, 2010. The Company sold $4.7 million (at book value) of its municipal holdings in the held-to-maturity category and reclassified the remaining $3.8 million (at fair value) to the available-for-sale category during the first quarter of 2009. The Company sold municipal securities due to concerns about declining credit quality in the municipal securities market and to improve liquidity in the investment portfolio.

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

Available-for-sale securities represented 100.0% of the investment portfolio as of March 31, 2010 and December 31, 2009. For the three months ended March 31, 2010, the yields on the average investment portfolio were 3.17% as compared to 4.53% for the same period in 2009.

The following table summarizes, as of March 31, 2010, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	Within one Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Treasury	$300	0.11%	$—	—%	$—	0%	$—	0%	$300	0.11%
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	$5,024	4.95	$64,164	1.93	$—	—	$—	—	69,188	2.15
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	—	—	2,308	4.66	33,424	3.43	126,016	3.77	161,748	3.71
Corporate trust preferred securities	—	—	—	—	—	—	2,212	11.30	2,212	11.30
Mutual Funds backed by adjustable rate mortgages	4,572	3.56	—	—	—	—	—	—	4,572	3.56
Fixed rate collateralized mortgage obligations	—	—	—	—	11,187	2.00	39,792	3.21	50,979	2.94

Total available for sale	$9,896	4.16	$66,472	2.02	$44,611	3.07	$168,020	3.74	$288,999	3.25

Total investment securities	$9,896	4.16%	$66,472	2.02%	$44,611	3.07%	$168,020	3.74%	$288,999	3.25%

The following table shows the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010.

	As of March 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Treasury	$300	$—	$—	$—	$300	$—
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	21,950	(45)	—	—	21,950	(45)
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	34,602	(253)	869	(7)	35,471	(260)
Corporate trust preferred securities	2,212	(506)	—	—	2,212	(506)
Collateralized mortgage obligations	4,761	(33)	—	—	4,761	(33)

Total	$63,825	$(837)	$869	$(7)	$64,694	$(844)

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

As of March 31, 2010, the Company had a total fair value of $64.7 million of securities, with unrealized losses of $844,000. We believe these unrealized losses are due to a temporary condition, primarily changes in interest rates, and do not reflect a deterioration of credit quality of the issuers. The market value of securities that have been in a continuous loss position for 12 months or more totaled $869,000, with unrealized losses of $7,000.

All individual securities that have been in a continuous unrealized loss position at March 31, 2010 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at March 31, 2010. These securities have decreased in value since their purchase dates as market interest rates have changed. However, the Company has the ability, and management intends, to hold these securities until their fair values recover to cost.

Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio, including loans held for sale, as of the dates indicated:

	March 31, 2010		December 31, 2009
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$16,620	1.1%	$21,014	1.4%
Commercial 10)	985,479	64.7	1,007,794	65.5
Commercial	299,738	19.7	295,289	19.2
Trade Finance 11)	43,370	2.8	39,290	2.6
SBA 12)	65,460	4.3	49,933	3.2
Other 13)	39,792	2.7	50,037	3.3
Consumer	71,980	4.7	75,523	4.8

Total Gross Loans	1,522,439	100.00%	1,538,880	100.00%
Less:
Allowance for Loan Losses	61,011		58,543
Deferred Loan Fees	290		331
Discount on SBA Loans Retained	799		864

Total Net Loans and Loans Held for Sale	$1,460,339		$1,479,142

10)	Real estate commercial loans are loans secured by deeds of trust on real estate.

11)	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.

[1] 2 )	Balance includes SBA loans held for sale of $11.1 million and $9.9 million, at the lower of cost or fair value, at March 31, 2010 and December 31, 2009, respectively.

[1] 3 )	Consists of term fed funds sold for maturity of greater than 1 day, transactions in process and overdrafts.

The Company’s gross loans decreased $16.4 million, or 1.1%, during the three months ended March 31, 2010. Net loans and loans held for sale decreased $18.8 million, or 1.3%, to $1.46 billion at March 31, 2010, as compared to $1.48 billion at December 31, 2009. The decrease in the loan portfolio was mainly the result of lower levels of loan production and higher levels of loan pay-offs during the first quarter of 2010. Net loans and loans held for sale as of March 31, 2010 represented 70.2% of total assets, compared to 67.5% as of December 31, 2009.

The decrease in gross loans is comprised primarily of net decreases in commercial real estate loans of $22.3 million or 2.2%, other loans (mainly term fed funds sold) of $10.2 million or 20.5%, construction real estate loans of $4.4 million or 20.9% and consumer loans of $3.5 million or 4.7%, offset by net increases in SBA loans of $15.5 million or 31.1%, commercial business loans of $4.4 million or 1.5%, and trade finance loans of $4.1 million, or 10.4%.

Construction real estate loans decreased to $16.5 million representing 1.1% of total loans as of March 31, 2010 compared to $21.0 million representing 1.4% of total loans as of December 31, 2009. As of March 31, 2010, commercial real estate loans remained the largest component of the Company’s total loan portfolio. Commercial real estate loans decreased to $985.5 million representing 64.7% of total loans as of March 31, 2010 compared to $1.0 billion representing 65.5% of total loans as of December 31, 2009. Other loans mainly consisting of term fed funds sold decreased to $39.8 million representing 2.7% of total loans as of March 31, 2010 compared to $50.0 million representing 3.3% of total loans as of December 31, 2009. Consumer loans also decreased to $72.0 million representing 4.7% of total loans as of March 31, 2010 compared to $75.5 million representing 4.8% of total loans as of December 31, 2009.

Commercial business loans increased to $299.8 million as of March 31, 2010 compared to $295.3 million at December 31, 2009. Trade finance loans also increased to $43.4 million as of March 31, 2010 from $39.3 million at December 31, 2009. The Company’s SBA portfolio increased to $65.5 million at March 31, 2010 compared to $49.9 million at December 31, 2009.

It is currently the management’s intention to focus more on commercial business loans, SBA loans and trade finance loans than construction real estate loans and commercial real estate loans mainly due to the high concentration on real estate loans in the loan portfolio.

During the three months ended March 31, 2010 and 2009, there were no SBA loan sales. As of March 31, 2010, the Company was servicing $107.9 million of sold SBA loans, compared to $113.0 million of sold SBA loans as of December 31, 2009.

The Company has determined it has no reportable foreign credit risk.

Nonperforming Assets

Nonperforming assets are comprised of loans on non-accrual status, Other Real Estate Owned (“OREO”), and Troubled Debt Restructurings (“TDRs”). TDRs are considered non-performing assets for regulatory purposes even though they are fully performing, and they are required to be disclosed in the table below. Performing TDRs of $9.8 million at March 31, 2010 and $ 4.4 million at December 31, 2009 are not considered nonperforming assets for purposes of computing the ratios of nonperforming loans to total gross loans, and nonperforming assets as a percentage of total gross loans and OREO. The Company generally places loans on non-accrual status when they become 90 days past due, unless they are both fully secured and in process of collection. OREO consists of real property acquired through foreclosure or similar means that the Company intends to offer for sale.

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

At March 31, 2010, the Company held TDR’s of $37.0 million. A TDR is a debt restructuring in which a bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDR’s may include, but are not necessarily limited to:

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

All TDR’s at March 31, 2010 are impaired, and $27.2 million were non-accrual and are included in the table below by the appropriate category. The remaining $9.8 million of the Company’s TDR’s meet the conditions that qualify these loans as performing at March 31, 2010. At December 31, 2009, TDR’s amounted to $27.1 million.

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

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	March 31, 2010	December 31, 2009	March 31, 2009
	(Dollars in thousands)
Nonperforming loans:
Real estate:
Construction	$7,008	$8,441	$15,451
Commercial	49,088	42,678	18,870
Commercial	8,871	8,290	18,582
Consumer	348	339	416
Trade Finance	1,498	1,498	1,196
SBA	3,612	2,207	1,774

Total nonperforming loans	70,425	63,453	56,289
Other real estate owned	2,993	4,278	—

Total nonperforming assets	$73,418	$67,731	$56,289

Guaranteed portion of nonperforming SBA loans	$4,705	$2,816	$2,408

Total nonperforming assets, net of SBA guarantee	$68,713	$64,915	$53,881

Performing TDR’s not included above	$9,811	$4,414	$—

Nonperforming loans as a percent of total gross loans	4.63%	4.12%	3.38
Nonperforming assets as a percent of total loans and other real estate owned	4.81%	4.39%	3.38
Allowance for loan losses to nonperforming loans	87%	92%	88

Total nonperforming loans increased to $70.4 million as of March 31, 2010 from $63.5 million as of December 31, 2009 and $56.3 million as of March 31, 2009, respectively. The increase from December 31, 2009 to March 31, 2010 resulted from the increases in commercial real estate loans of $6.4 million, SBA loans of $1.4 million and commercial business loans of $0.6 million offset by the decreases in construction real estate loans of $1.4 million.

The guaranteed portion of nonperforming loans of $4.7 million consists of $3.5 million of SBA loans with SBA guarantees of up to 85% and $1.2 million of trade finance loans under the Export Working Capital Program (“EWCP”) through which a 90% guarantee is provided by SBA. At March 31, 2010, total nonperforming assets, net of the SBA guaranteed portion, were $68.7 million. Total nonperforming assets were $73.4 million, representing 4.63% of total loans at March 31 2009. The increase was a result of continued weak economic conditions in the Southern California economy and its impact on the Company’s commercial real estate and commercial business loans. The adverse economic conditions have impacted the Company’s level of nonperforming assets significantly during the past six quarters.

Loan impairment

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

The following table provides information on impaired loans:

	As of and for the three months ended March 31, 2010	As of and for the twelve months ended December 31, 2009
	(Dollars in thousands)
Impaired loans with specific reserves	$31,128	$22,045
Impaired loans without specific reserves	62,905	55,058

Total impaired loans	94,033	77,103
Allowance on impaired loans	(4,308)	(2,656)

Net recorded investment in impaired loans	$89,725	$74,447

Average total recorded investment in impaired loans	$94,650	$91,244

Interest income recognized on impaired loans	$325	$603

Interest income recognized on impaired loans on a cash basis	$221	$590

During the first quarter of 2010, the continued economic downturn was a major contributor to the increase in impaired loans, along with the continued weakness of the commercial real estate market in Southern California. As of March 31, 2010, specific reserves of $4.3 million represented 13.8% of the impaired loans with specific reserves as compared to 12.0% as of December 31, 2009.

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

Formula Allowance for Identified Graded Loans. Non-homogenous loans such as commercial real estate, construction, commercial business, trade finance and SBA loans that are not subject to the allowance for specifically identified loans discussed above are reviewed individually (rated) and subject to a formula allowance. The formula allowance is calculated by applying loss factors to outstanding Pass, Special Mention, Substandard and Doubtful loans. The evaluation of the inherent loss for these loans involves a high degree of uncertainty, subjectivity and judgment because probable loan losses are not identified with a specific loan. In determining the formula allowance, the Company relies on a mathematical formulation that incorporates a six-quarter rolling average of historical losses, which has been adjusted from the twelve quarter analysis used previously. With the recent substantial decline in the Southern California economy and higher unemployment levels, the Company began using the six-quarter rolling average beginning in the fourth quarter of 2008 to better reflect directional consistency in its allowance for loan losses, instead of the twelve-quarter rolling average that the Company had historically applied. As a result, the two most recent quarters were weighted at 65% of the total loss factor as compared to 39% under the calculation used prior to the fourth quarter of 2008. This shortening of the historical period is believed to properly reflect the current market environment including the continued economic downturn and higher level of unemployment and the loss trends in the loan portfolio. Current quarter losses are measured against previous quarter loan balances to develop the loss factors. Loans risk rated Pass, Special Mention and Substandard for the most recent three quarters are adjusted to an annual basis as follows:

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

The following table sets forth the composition of the allowance for loan losses as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Specific (Impaired loans)	$4,309	$2,656
Formula (non-homogeneous)	56,377	55,539
Homogeneous	325	348

Total allowance for loan losses	$61,011	$58,543

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

	Three Months Ended March 31, 2010	Year Ended December 31, 2009	Three Months Ended March 31, 2009
	(Dollars in thousands)
Balances
Average total loans outstanding during the period 14)	$1,534,369	$1,637,703	$1,678,518

Total loans outstanding at end of period 14)	$1,521,350	$1,537,685	$1,662,172

Allowance for Loan Losses:
Balance at beginning of period	$58,543	$38,172	$38,172

Charge-offs:
Real estate
Construction	—	6,844	931
Commercial	3,659	23,742	70
Commercial	532	23,795	1,236
Consumer	190	1,599	605
Trade finance	—	911	—
SBA	331	941	129

Total charge-offs	4,712	57,832	2,971

Recoveries
Real estate
Construction	43	—	—
Commercial	—	—	—
Commercial	53	269	25
Consumer	44	394	78
Trade finance	—	1	1
SBA	40	67	22

Total recoveries	180	731	126

Net loan charge-offs	4,532	57,101	2,845
Provision for loan losses	7,000	77,472	14,451

Balance at end of period	$61,011	$58,543	$49,778

Ratios:
Net loan charge-offs to average loans	1.20%	3.49%	0.69%
Provision for loan losses to average total loans	1.85	4.73	3.49
Allowance for loan losses to gross loans at end of period	4.01	3.81	2.99
Allowance for loan losses to total nonperforming loans	87	92	88
Net loan charge-offs to allowance for loan losses at end of period	30.13	97.54	23.18
Net loan charge-offs to provision for loan losses	64.74	73.71	19.69

[1] 4 )	Total loans are net of deferred loan fees and discount on SBA loans sold.

Based on a quarterly migration and qualitative analysis which evaluates the loan portfolio credit quality, the allowance for loan losses grew to $61.0 million as of March 31, 2010 compared to $58.5 million at December 31, 2009. The Company recorded a provision of $7.0 million for the three months ended March 31, 2010 compared to $14.5 million for the same period of 2009. For the three months ended March 31, 2010, the Company charged off $4.7 million and recovered $180,000 resulting in net loan charge-offs of $4.5 million, compared to net loan charge-offs of $2.8 million for the same period in 2009.

Loan charge-offs for the quarter ended March 31, 2010 were comprised of commercial real estate loans at 78%, commercial business loans at 11%, consumer loans at 4% and SBA loans at 7% of the total charge-offs. Real estate development businesses represented 43% of total loan charge-offs, golf courses 28%, retail stores and other small businesses 18%, hospitality 8% and wholesalers 3%.

The Company is operating in a challenging and uncertain economic environment, including uncertain national and local conditions. Financial institutions continue to be adversely affected by the softening commercial real estate market and the constrained financial markets and have resulted in illiquidity in these markets specific to the Southern California region in which the Company has significant geographic exposure. As a result, continued declines in commercial real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including higher unemployment levels and, increase in small business failures and other factors which could have adverse effects on the Company’s borrowers and as a result of this deterioration in economic conditions especially in Southern California, the Company’s allowance for loan losses increased to 4.01% at March 31, 2010 from 3.81% at December 31, 2009 of gross loans.

Management believes the level of the allowance as of March 31, 2010 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require increased provisions for loan losses in the future.

The ratio of the allowance for loan losses to total nonperforming loans decreased to 87% as of March 31, 2010 compared to 92% as of December 31, 2009. Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. Commercial real estate is the principal collateral for the Company’s loans.

Deposits

The composition and cost of the Company’s deposit base are important components in analyzing its net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. Net interest margin is improved to the extent that growth in deposits can be concentrated in lower-cost core deposits, namely noninterest-bearing demand, NOW accounts, savings accounts and money market deposit accounts. Liquidity is impacted by the volatility of deposits or other funding instruments, or in other words their propensity to leave the institution for rate-related or other reasons. Potentially, the most volatile deposits in a financial institution are large certificates of deposit (e.g., generally time deposits with balances exceeding $250,000). Because these deposits (particularly when considered together with a customer’s other specific deposits) may exceed FDIC insurance limits, depositors may select shorter maturities to offset perceived risk elements associated with such deposits.

The Company’s average interest bearing deposit cost decreased to 1.65% for the three months ended March 31, 2010, compared to 2.73% for the same period in 2009. This decrease was a result of the management’s strategy to manage deposit pricing lower during the past year.

The Company can deter, to some extent, the rate sensitive customers who demand high cost certificates of deposit because of local market competition by using wholesale funding sources. As of March 31, 2010, the Company held brokered deposits in the amount of $221.6 million compared to $260.2 million as of December 31, 2009. The Company also had certificates of deposit with State of California in the amount of $80.5 million as of March 31, 2010 and $115.0 million as of December 31, 2009.

Deposits consist of the following:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$360,520	$352,395
Money market accounts and NOW	445,999	528,331
Savings	90,294	86,567

	896,813	967,293
Time deposits
Less than $100,000	227,909	256,020
$100,000 or more	500,590	524,358

Total	$1,625,312	$1,747,671

Total deposits decreased $122.4 million or 7.0% to $1.63 billion at March 31, 2010 compared to $1.75 billion at December 31, 2009. During the first quarter of 2010, noninterest-bearing demand deposits increased by $8.1 million, or 2.3%, and represented 22.2% of total deposits at March 31, 2010 compared to 20.2% at December 31, 2009. MMDA and NOW decreased by $82.3 million, or 15.6%, falling to 27.4% of total deposits at March 31, 2010 from 30.2% at December 31, 2009. Savings account balances increased by $3.7 million, or 4.3%, and represented 5.6% of total deposits at March 31, 2010 from 5.0% at December 31, 2009. Time deposits under $100,000, which are classified as core deposits, decreased by $28.1 million, or 11.0%. Jumbo time deposits, or time deposits greater than or equal to $100,000, also decreased by $23.8 million, or 4.5%. The decreases in deposits were mostly due to reduction of brokered MMA balance, transfers from NOW to CDARS as well as outflows of high rate time deposits that were opened under previous campaigns.

The following table summarizes the composition of deposits as a percentage of total deposits as of the dates indicated:

	March 31, 2010	December 31, 2009
Demand deposits (noninterest-bearing)	22.2%	20.2%
Money market accounts and NOW	27.4	30.2
Savings	5.6	5.0
Time deposit less than $100,000	14.0	14.6
Time deposit of $100,000 or more	30.8	30.0

Total	100.0%	100.0%

Time deposits by maturity dates are as follows at March 31, 2010:

	$100,000 or Greater	Less Than $100,000	Total
	(Dollars in thousands)
2010	$419,845	$138,209	$558,054
2011	72,611	75,727	148,338
2012	1,616	13,853	15,469
2013	2,359	29	2,388
2014 and thereafter	4,159	91	4,250

Total	$500,590	$227,909	$728,499

Information concerning the average balance and average rates paid on deposits by deposit type for the three months ended March 31, 2010 and 2008 is contained in the tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses FHLB advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowings were $146.7 million and $146.8 million at March 31, 2010 and December 31, 2009, respectively. Notes issued to the U.S. Treasury amounted to $1.1 million as of March 31, 2010 compared to $1.6 million as of December 31, 2009. In addition, the Company consummated SBA loan sale during the first quarter of 2010 in the amount of $15.3 million, which is included in borrowed funds and gain recognition is deferred until the 90-day premium refund period expires. The total borrowed amount outstanding at March 31, 2010 and December 31, 2009 was $163.2 million and $148.4 million, respectively.

In addition, the issuance of long-term subordinated debentures at the end of 2003 of $18.0 million in “pass-through” trust preferred securities created another source of funding.

Contractual Obligations

The following table presents, as of March 31, 2010, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Remaining 9 months in 2010	2011	2012	2013	2014	2015 & thereafter	Total
	(Dollars in thousands)
Debt obligations 15)	$—	$—	$—	$—	$—	$18,557	$18,557
FHLB advances	273	25,381	100,295	157	167	20,477	$146,750
Deposits	575,426	161,041	22,836	7,604	6,408	718	$774,033
Operating lease obligations	1,768	1,639	1,548	1,094	902	1,497	$8,448

Total contractual obligations	$577,467	$188,061	$124,679	$8,855	$7,477	$41,249	$947,788

[1] 5 )	Includes principal payment only and may be redeemed quarterly by the issuer on or after January 7, 2009.

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

As a means of augmenting the liquidity sources, the Company has available a combination of borrowing sources comprised of FHLB advances, federal funds lines with various correspondent banks, and access to the wholesale markets. The Company believes these liquidity sources to be stable and adequate. At March 31, 2010, the Company was not aware of any information that was reasonably likely to have a material adverse effect on our liquidity position.

The liquidity of the Company is primarily dependent on the payment of cash dividends by its subsidiary, Center Bank, subject to limitations imposed by the laws of the State of California, and by the terms of the MOUs between the Company and the Bank and their respective regulatory agencies (see “Recent Developments”

above). Center Financial held $7.7 million in liquid funds with Center Bank at March 31, 2010 which can be used to pay dividends on Center Financial’s preferred stock, interest on its capital trust pass-through securities and other expenses as needed.

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

	At March 31, 2010	At December 31, 2009
Net loans	$1,460,339	$1,479,142
Deposits	1,625,312	1,747,671
Net loan to deposit ratio	89.8%	84.6%

As of March 31, 2010, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 19.7%, compared to 23.5% at December 31, 2009. The Company’s liquidity ratio decreased as a result of a decrease in cash and other short-term marketable assets during the first quarter of 2010. Total available on balance sheet liquidity as of March 31, 2010 was $320.5 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available-for-sale securities.

The Company’s net non-core fund dependence ratio was 39.6% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by long-term assets. All of the ratios were in compliance with internal guidelines as of and for the three months ended March 31, 2010. In addition to the Company’s on balance sheet liquidity, the Company is looking toward the growth of retail core and time deposits, borrowings and brokered deposits to meet its liquidity needs in the future.

At March 31, 2010, the Company had available $35.0 million in federal funds lines, $232.7 million in FHLB borrowings and $88.5 million with FRB totaling $356.1 million of available funding sources. Additionally, $91.5 million in investment securities may be pledged as collateral for repurchase agreements and other credit facilities. The Company was approved for the Borrower In Custody arrangement by the FRB in January 2009. Collateral held in such an arrangement may be used to secure advances and/or credit for the discount window program and will provide the Company with additional source of liquidity. This total available funding availability does not include the Company’s ability to purchase brokered deposits, which is limited by internal management policy to 20% of total deposits.

	(Dollars in thousands)
	FHLB	FRB	Federal Funds Facility	Total
Total capacity	$379,409	$88,480	$35,000	$502,889
Used	(146,750)	—	—	(146,750)

Available	$232,659	$88,480	$35,000	$356,139

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

The Company’s overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and economic value of equity. Economic value of equity is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Company simulates the effect of instantaneous interest rate changes on net interest income and economic value of equity (“EVE”) on a quarterly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of March 31, 2010 and December 31, 2009, respectively, assuming a parallel shift of 100 to 300 basis points in both directions.

	Net Interest Income (NII)16)		Economic Value of Equity (EVE)17)
Change (In Basis Points)	March 31, 2010 % Change	December 31, 2009 % Change	March 31, 2010 % Change	December 31, 2009 % Change
+300	19.44%	21.71%	-18.11%	-16.73%
+200	12.15%	14.04%	-11.65%	-10.53%
+100	5.96%	6.65%	-6.15%	-4.77%
Level
-100	0.44%	0.46%	1.29%	2.10%
-200	3.90%	3.56%	4.07%	3.54%
-300	4.64%	3.48%	5.30%	4.48%

16)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios

17)	The percentage change represents economic value of equity of the Company in a stable interest rate environment versus economic value of equity in the various rate scenarios

All interest-earning assets and interest-bearing liabilities are included in the interest rate sensitivity analysis at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009, respectively, our estimated changes in net interest income and economic value of equity were within the ranges established by the Board of Directors. The decrease in fixed rate loans as a percentage of the total loan portfolio from 61% at December 31, 2009 to 55% at March 31, 2010 had the most significant impact on the change in EVE.

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

CAPITAL RESOURCES

Shareholders’ equity as of March 31, 2010 was $257.1 million, compared to $256.1 million as of December 31, 2009. The increase was due to net earnings of $2.7 million in the first quarter of 2010. The primary sources of capital have historically been retained earnings and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options, though there were no option exercises in the first quarter of 2010. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale. In addition, during the fourth quarter of 2009, the Company raised an aggregate of $86.3 million in gross proceeds from the successful consummation of two private placements. See “Recent Developments – Fourth Quarter Capital Raises” above.

As part of the TARP Capital Purchase Program, the Company entered into a purchase agreement with the Treasury Department on December 12, 2008, pursuant to which the Company issued and sold 55,000 shares of fixed-rate cumulative perpetual preferred stock for a purchase price of $55 million and 10-year warrants to purchase 864,780 shares of the Company’s common stock at an exercise price of $9.54 per share. The number of shares underlying the Warrant was reduced to 432,290 effective December 31, 2009 as a result of the fourth quarter capital raises referenced above. The Company will pay the Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed.

The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company is financially sound and able to support its growth from its retained earnings. From October 2003 to January 2009 Center Financial paid quarterly cash dividends to its shareholders. On March 25, 2009, the Company’s board of directors suspended its quarterly cash dividends based on adverse economic conditions and the Company’s recent losses. The Company has determined that this is a prudent, safe and sound practice to preserve capital. The Company would be required to obtain the U.S. Treasury Department’s approval to reestablish common stock dividend in the future until it has redeemed the preferred stock issued under TARP CPP. The Company is also required to obtain prior approval of the FRB to pay dividends pursuant to is MOU with the FRB (see “Recent Developments – Informal Regulatory Agreements” above).

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose Tier I risk based capital ratio, total risk based capital ratio and leverage ratio meet or exceed 6%, 10% and 5%, respectively, are deemed to be “well-capitalized.” As of March 31, 2010, all of the Company’s capital ratios were above the minimum regulatory requirements for a “well-capitalized” institution.

The MOU the Bank has entered into with the FDIC and the DFI requires the development of a capital plan that includes obtaining a minimum Tier 1 leverage capital ratio of not less than 9% and a total risk-based capital ratio of not less than 13% by December 31, 2009, and maintaining such minimum levels while the MOU remains in effect. The Bank’s regulatory capital ratios as of March 31, 2010 and December 31, 2009 exceeded these requirements.

The following table compares the Company’s and Bank’s actual capital ratios at March 31, 2010, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Risk Based Ratios

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	18.23%	17.73%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	16.94%	16.45%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	12.82%	12.46%	4.00%	5.00%

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on the evaluation, our CEO and CFO have concluded that disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A:	RISK FACTORS

There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4:	(REMOVED AND RESERVED)

Item 5:	OTHER INFORMATION

Not applicable

Item 6:	EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Amended and Restated Bylaws of Center Financial Corporation[2]

3.3	Amendment to Bylaws of Center Financial Corporation[3]

3.4	Amendment to Articles of Incorporation of Center Financial Corporation (filed herewith)

4.1	Certificate of Determination for Series A Preferred Stock of Center Financial Corporation[3]

4.2	Certificate of Determination for Series B Preferred Stock of Center Financial Corporation[4]

10.1	Employment Agreement between Center Financial Corporation and Jae Whan Yoo effective January 13, 2010[5]

10.2	2006 Stock Incentive Plan, as Amended and Restated June 13, 2007[6]

10.3	Lease for Corporate Headquarters Office[7]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[8]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[8]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[8]

10.7	Deferred compensation plan and list of participants[9]

10.8	Split dollar plan and list of participants[9]

10.9	Survivor income plan and list of participants[9]

10.10	Warrant to Purchase Common Stock[3]

10.11	Letter Agreement, dated as of December 12, 2008, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Center Financial Corporation and the United States Department of the Treasury[3]

10.12	Form of Securities Purchase Agreement between the Company and each of the Purchasers, dated as of December 29, 2009[4]

10.13	Form of Subscription Agreement for Directors or Officers of the Company Dated as of November 24, 2009[10]

10.14	Form of Subscription Agreement for Non-affiliated Investors Executed in November 2009[10]

11	Statement of Computation of Per Share Earnings (included in Note 9 to Interim Consolidated Financial Statements included herein.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

99.1	Certification of Principal Executive Officer and Principal Financial Officer (Pursuant to Section 111 of EESA)

[1]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by reference

[2]	Filed as an Exhibit to the Form 8-K filed with the SEC on May 12, 2006 and incorporated herein by reference

[3]	Filed as an Exhibit to the Form 8-K filed with the SEC on December 16, 2008 and incorporated herein by reference

[4]	Filed as an Exhibit to the Form 8-K filed with the SEC on December 31, 2009 and incorporated herein by reference

[5]	Filed as an Exhibit to the Form 8-K filed with the SEC on January 15, 2010 and incorporated herein by reference

[6]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference

[7]	Filed as an Exhibit of the same number to the Company’s Registration Statement on Form S-4 filed with the SEC on June 14, 2002 and incorporated herein by reference

[8]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference

[9]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference

[10]	Filed as an Exhibit to the Form 8-K filed with the SEC on December 1, 2009 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Center Financial Corporation

Date: April 29, 2010	By:	/s/ JAE WHAN YOO
Jae Whan Yoo President & Chief Executive Officer

Date: April 29, 2010	By:	/s/ LONNY D. ROBINSON
Lonny D. Robinson Executive Vice President & Chief Financial Officer