Form 10-Q/A
period 2010-03-31
CENTER FINANCIAL CORP
filed 2010-08-13
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Center Financial Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 that was originally filed with the Securities and Exchange Commission on April 30, 2010 (the “Original Filing”.) As disclosed in our Form 8-K filing dated August 13, 2010, we are filing this Amendment No. 1 to reflect the change in our accounting treatment during the first quarter of 2010 for the conversion of 73,500 Shares of Series B Preferred Stock to Common Stock We have reevaluated our accounting for this transaction and identified that we did not account for the beneficial conversion feature of the Preferred Stock. Based on our review, we have revised, as appropriate, the consolidated financial statements and notes to the consolidated financial statements as of and for the three months ended March 31, 2010. We have also revised the related Management’s Discussion and Analysis of Financial Condition and Results of Operations. These revisions are included in this Amendment No. 1.

The revised calculations relate to the intrinsic value of the beneficial conversion feature of the Series B Preferred Stock. The Company has “no par” common and preferred stock and all additional paid-in capital transactions are recorded in the respective preferred and common stock category. As further discussed in Note 15, Preferred Stock and Common Stock Warrants, the Company issued 73,500 shares of Series B Preferred Stock for a gross purchase price of $73.5 million on December 31, 2009 with an earliest potential redemption date of December 31, 2014 and, upon receiving shareholder approval, effected a beneficial mandatory conversion into common stock at a conversion price of $3.75. The market value of the Company’s common stock on December 29, 2009, the commitment date for the preferred stock issuance, was $5.23 per share. The beneficial conversion feature of the preferred stock had an intrinsic value on December 29, 2009 of $29,007,972, based on the difference between the conversion price of $3.75 per share and the market value of the Company’s common stock at the commitment date. Shareholder approval of the conversion of the Series B Preferred Stock was received on March 24, 2010 and the Series B Preferred Stock was recognized as accretion of preferred stock discount on March 29, 2010.

The calculation of net income available for common shareholders and basic earnings per share has been restated below for the quarter ended March 31, 2010 to properly reflect the accretion of beneficial conversion discount on the preferred stock.

	Three Months Ended March 31, 2010
	(Dollars in thousands, except earnings per share)

		Accretion of beneficial conversion discount on
	March 31, 2010		March 31, 2010
	As reported	Preferred Stock	Restated
Basic earnings (loss) per share
Net income (loss)	$2,767		$2,767
Less : preferred stock dividends and accretion of preferred stock discount	(744)	(29,008)	(29,752)

Income (loss) available to common shareholders	2,023	(29,008)	(26,985)
Average Number of Shares	21,286		21,286
Basic earnings (loss) per share	$0.10		$(1.27)

The Company adjusted the balances of its common stock and retained earnings accounts as of March 31, 2010 to reflect the discount accretion of $29,007,973.

	Common Stock	Retained Earnings
Balance as of March 31, 2010, as previously reported	$158,295,000	$43,337,000
Accretion of beneficial conversion discount on Series B Preferred Stock	$29,007,972	$(29,007,972)
Balance as of March 31, 2010, as adjusted	$187,302,972	$14,329,028

This Amendment No. 1 on Form 10-Q/A amends:

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

This Amendment No. 1 includes the Original Filing in its entirety and we are only amending those portions affected by the revisions described above. The only exhibits included with this Amendment No. 1 are Exhibits 31.1, 31.2, and 32, related to the certifications by the principal executive officer and the principal financial officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended.

We also reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the restatement of the unaudited consolidated financial statements as of and for the three months ended March 31, 2010, we concluded that our disclosure controls and procedures were not effective as of March 31, 2010. However, management believes that the consolidated financial statements included in this Amendment No. 1 to Form 10-Q/A were prepared in accordance with U.S. generally accepted accounting principles in all material respects.

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
Series A, cumulative, issued and outstanding, 55,000 shares as of March 31, 2010 and December 31, 2009	53,227	53,171
Series B, non-cumulative, convertible, issued and outstanding, none and 73,500 shares as of March 31, 2010 and December 31, 2009, respectively	—	70,000
Common stock, no par value; 100,000,000 and 40,000,000 shares authorized; issued and outstanding, 39,895,661 and 20,160,726 shares (including 60,809 shares and 10,050 of unvested restricted stock) as of March 31, 2010 and December 31, 2009, respectively	187,303	88,060
Retained earnings	14,329	41,314
Accumulated other comprehensive income, net of tax	2,265	3,513

Total shareholders’ equity	257,124	256,058

Total	$2,081,618	$2,192,800

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31

	2010	2009
	(Dollars in thousands, except per share data)
Interest and dividend Income:
Interest and fees on loans	$20,628	$24,311
Interest on federal funds sold	60	35
Interest on taxable investment securities	2,937	2,254
Interest on tax-advantaged investment securities	—	7
Money market funds and interest-earning deposits	7	30

Total interest and dividend income	23,632	26,637

Interest Expense:
Interest on deposits	5,461	8,725
Interest expense on long-term subordinated debentures	140	192
Interest on other borrowed funds	1,603	1,818

Total interest expense	7,204	10,735

Net interest income before provision for loan losses	16,428	15,902
Provision for loan losses	7,000	14,451

Net interest income after provision for loan losses	9,428	1,451

Noninterest Income:
Customer service fees	2,031	1,973
Fee income from trade finance transactions	658	548
Wire transfer fees	281	267
Net gain (loss) on sale of securities available for sale	2,209	(49)
Loan service fees	160	275
Other income	350	724

Total noninterest income	5,689	3,738

Noninterest Expense:
Salaries and employee benefits	4,340	4,289
Occupancy	1,195	1,182
Furniture, fixtures, and equipment	507	528
Data processing	464	595
Legal fees	306	243
Accounting and other professional fees	315	410
Business promotion and advertising	257	338
Supplies and communications	264	424
Security service	235	245
Regulatory assessment	986	592
OREO expenses	959	6
Other operating expenses	1,035	1,296

Total noninterest expense	10,863	10,148

Income (loss) before income tax provision (benefit)	4,254	(4,959)
Income tax provision (benefit)	1,487	(2,233)

Net income (loss)	2,767	(2,726)

Preferred stock dividends and accretion of preferred stock discount	(29,752)	(730)

Net income (loss) available to common shareholders	(26,985)	(3,456)

Other comprehensive (loss) income—unrealized gain on available-for-sale securities, net of income tax benefit (expense) of $672 and $(201) for the period ending March 31, 2010 and 2009, respectively	(1,248)	278

Comprehensive income (loss)	$1,519	$(2,448)

Earnings (loss) per common share:
Basic	$(1.27)	$(0.21)
Diluted	(1.27)	(0.21)
Average common shares outstanding (in thousands):
Basic	21,286	16,789
Diluted	21,286	16,789

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31

	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$2,767	$(2,726)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock option compensation	235	239
Depreciation and amortization	768	1,033
Amortization of deferred fees	(71)	(143)
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	970	841
Provision for loan losses	7,000	14,451
Net (gain) loss on sale of securities available for sale	(2,209)	49
Net decrease (increase) in loans held for sale	3,467	(1,206)
Deferred tax provision	(1,365)	(3,958)
Decrease in accrued interest receivable	256	409
Net increase in cash surrender value of life insurance policy	(99)	(99)
Decrease in income tax receivable	877	—
Decrease in prepaid assessment	914	—
Increase in other assets and servicing assets	(627)	(879)
Decrease in accrued interest payable	(1,706)	(207)
(Decrease) increase in accrued expenses and other liabilities	(3,001)	340

Net cash provided by operating activities	8,176	8,144

Cash flows from investing activities:
Purchase of securities available for sale	(17,948)	(34,087)
Proceeds from principal repayment, matured, or called securities available for sale	39,657	8,572
Proceeds from sale of securities available for sale	59,038	10,005
Net decrease in loans	8,227	53,718
Proceeds from recoveries of loans previously charged-off	180	126
Purchases of premises and equipment	(84)	(370)
Proceeds from sale of other real estate owned	405	—
Net increase in investments in affordable housing partnerships	—	129

Net cash provided by investing activities	89,475	38,093

Cash flows from financing activities:
Net (decrease) increase in deposits	(122,358)	60,549
Net increase (decrease) in other borrowed funds	14,817	(24,804)
Payment of cash dividends	(688)	(1,320)

Net cash (used in) provided by financing activities	(108,229)	34,425

Net (decrease) increase in cash and cash equivalents	(10,578)	80,662
Cash and cash equivalents, beginning of the period	232,801	98,211

Cash and cash equivalents, end of the period	$222,223	$178,873

Supplemental disclosure of cash flow information:
Interest paid	$8,910	$10,942
Income taxes paid	$6	$2,300

Supplemental schedule of noncash investing, operating, and financing activities:
Cash dividend accrual for preferred stock	$344	$344
Accretion of preferred stock discount	$29,752	$51
Conversion of preferred stock to common stock	$70,000	$—

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

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2010 and 2009 is set forth in the following table:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2009	2,266,612	760,245	$16.93
Options granted	—	—	—
Options forfeited	3,000	(3,000)	17.00
Options exercised	—	—	—

Balance at March 31, 2010	2,269,612	757,245	16.93

Balance at December 31, 2008	2,190,252	850,151	$16.78
Options granted	(25,000)	25,000	4.79
Options forfeited	4,500	(4,500)	17.00
Options exercised	—	—	—

Balance at March 31, 2009	2,169,752	870,651	16.43

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The stock options as of March 31, 2010 have been segregated into three ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$8.00—$2.23	52,745	5.88	$5.02	31,078	3.71	$5.26
$8.01—$20.00	518,500	6.66	16.12	305,801	6.27	15.77
$20.01—$25.10	186,000	6.58	22.56	157,900	6.61	22.52

As of March 31, 2010	757,245	6.59	16.93	494,779	6.22	17.26

$2.23—$8.00	90,451	4.62	$4.93	65,451	2.63	$4.98
$8.01—$20.00	576,200	7.62	16.03	216,401	6.68	15.07
$20.01—$25.10	204,000	7.49	22.69	117,167	7.50	22.67

As of March 31, 2009	870,651	7.28	16.43	399,019	6.25	15.65

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

Restricted Stock Awards

Restricted stock activity under the 2006 Plan as of and changes during the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
Restricted Stock:	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
at beginning of period	10,050	$13.59	10,400	$14.72
Granted	50,909	5.07	—	—
Vested	—	—	—	—
Cancelled and forfeited	(150)	8.65	—	—

at end of period	60,809	6.47	10,400	14.72

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

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Modified Duration	Price impact in percentage for basis point shown
Maturity		100 bp	200 bp	300 bp	400 bp
10 yr	8.58	9%	17%	26%	34%
20 yr	14.95	15%	30%	45%	60%
30 yr	19.69	20%	39%	59%	79%

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

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the activity in the Company’s allowance for loan losses for the periods and as of dates indicated:

	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended March 31,
	2010	2009	2009
	(Dollars in thousands)
Balances
Average total loans outstanding during the period 14)	$1,534,369	$1,637,703	$1,678,518

Total loans outstanding at end of period 14)	$1,521,350	$1,537,685	$1,662,172

Allowance for Loan Losses:
Balance at beginning of period	$58,543	$38,172	$38,172
Charge-offs:	4,712	57,832	2,971
Recoveries	180	731	126

Net loan charge-offs	4,532	57,101	2,845
Provision for loan losses	7,000	77,472	14,451

Balance at end of period	$61,011	$58,543	$49,778

Ratios:
Net loan charge-offs to average loans	1.20%	3.49%	0.69%
Provision for loan losses to average total loans	1.85	4.73	3.49
Allowance for loan losses to gross loans at end of period	4.01	3.81	2.99
Allowance for loan losses to total nonperforming loans	87	92	88
Net loan charge-offs to allowance for loan losses at end of period	30.13	97.54	23.18
Net loan charge-offs to provision for loan losses	64.74	73.71	19.69

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

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the Company’s earnings (loss) per share calculation for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010			2009
	(Dollars in thousands, except earnings per share)

	Net Income	Average Number of Shares	Per Share Amounts	Net Loss	Average Number of Shares	Per Share Amounts
Basic earnings (loss) per share
Net income (loss)	$2,767	21,286	$0.13	$(2,726)	16,789	$(0.16)
Less : preferred stock dividends and accretion of preferred stock discount	(29,752)	—	(1.40)	(730)	—	(0.05)

Income (loss) available to common shareholders	(26,985)	21,286	(1.27)	(3,456)	16,789	(0.21)
Effect of dilutive securities:
Stock options and restricted stock awards	—	—	—	—	—	—

Diluted earnings (loss) per share
Income (loss) available to common shareholders	$(26,985)	21,286	$(1.27)	$(3,456)	16,789	$(0.21)

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

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Series B Preferred Stock was mandatorily convertible in to common stock on the third business day following the approval by the holders of common stock of the conversion at an initial conversion price of $3.75 per share if shareholder approval was obtained by a specified date, which did occur. The conversion price of $3.75 was less than the fair value of $5.23 per share of our common stock on December 29, 2009, the commitment date for the issuance of the Series B Preferred Stock. The Series B Preferred Stock was issued with a beneficial conversion feature with an intrinsic value of $1.48 per share or at a discount of $29,007,972.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 29, 2010, the date of conversion, the unamortized discount due to the beneficial conversion feature is immediately recognized as a dividend and is accounted for as a charge to retained earnings and a reduction of net income available to common shareholders in the earnings per share computation.

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

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXECUTIVE OVERVIEW

The company recorded consolidated net income for the first quarter of 2010 of $2.8 million, net loss available for common shareholders of $26.9 million, or a loss of $1.27 per basic and diluted common share compared to consolidated net loss of $2.7 million, or loss of $0.19 per basic and diluted common share in the first quarter of 2009. The following were significant highlights related to first quarter of 2010 results as compared to the corresponding period of 2009:

•

The Company recorded a loss of $1.27 per common share in spite of recording consolidated net income of $2.8 million because of the effects of the beneficial conversion feature of the preferred stock that was issued in December 2009. The $29.0 million value assigned to that beneficial conversion feature is deemed, for accounting purposes, to be a dividend on the preferred stock upon its conversion to common share on March 29, 2010. The entire amount of this deemed dividend is subtracted from net income to arrive at a net loss available to common shareholders for the first quarter of 2010.

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

Net Interest Income and Net Interest Margin

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component:

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield 1)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield 1)
Assets:
Interest-earning assets:
Loans 2)	$1,474,122	$20,628	5.68%	$1,668,873	$24,311	5.91%
Federal funds sold	103,624	60	0.23	56,598	35	0.25
Investments 3) 4)	376,699	2,944	3.17	205,180	2,291	4.53

Total interest-earning assets4)	1,954,445	23,632	4.90	1,930,651	26,637	5.60

Noninterest—earning assets:
Cash and due from banks	84,983			41,163
Bank premises and equipment, net	13,231			14,750
Customers’ acceptances outstanding	2,193			3,851
Accrued interest receivables	6,437			6,853
Other assets	70,425			45,940

Total noninterest-earning assets	177,269			112,557

Total assets	$2,131,714			$2,043,208

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$492,797	$1,303	1.07%	$452,204	$2,221	1.99%
Savings	91,507	611	2.71	51,343	451	3.56
Time certificates of deposit over $100,000	522,126	2,357	1.83	645,656	4,763	2.99
Other time certificates of deposit	234,163	1,190	2.06	147,355	1,290	3.55

	1,340,593	5,461	1.65	1,296,558	8,725	2.73
Other borrowed funds	148,239	1,603	4.39	176,864	1,818	4.17
Long-term subordinated debentures	18,557	140	3.06	18,557	192	4.20

Total interest-bearing liabilities	1,507,389	7,204	1.94	1,491,979	10,735	2.92

Noninterest-bearing liabilities:
Demand deposits	350,135			305,690

Total funding liabilities	1,857,524		1.57%	1,797,669		2.42%

Other liabilities	15,742			21,799

Total noninterest-bearing liabilities	365,877			327,489
Shareholders’ equity	258,448			223,740

Total liabilities and shareholders’ equity	$2,131,714			$2,043,208

Net interest income4)		$16,428			$15,902

Cost of deposits			1.31%			2.21%

Net interest spread 5)			2.97%			2.68%

Net interest margin 6)			3.41%			3.34%

1)	Average rates/yields for these periods have been annualized.
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

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume) and (ii) changes in interest rates (rate):

	Three Months Ended March 31, 2010 vs. 2009 Increase (Decrease) Due to Change In
	Volume	Rate 7)	Total
Earning assets:
Interest income:
Loans 8)	$(2,753)	$(930)	$(3,683)
Federal funds sold	27	(2)	25
Investments 9)	1,492	(839)	653

Total earning assets	(1,234)	(1,771)	(3,005)

Interest expense:
Deposits and borrowed funds:
Money market and super NOW accounts	185	(1,103)	(918)
Savings deposits	288	(128)	160
Time certificates of deposits	(221)	(2,285)	(2,506)
Other borrowings	(306)	91	(215)
Long-term subordinated debentures	—	(52)	(52)

Total interest-bearing liabilities	(54)	(3,477)	(3,531)

Net interest income	$(1,180)	$1,706	$526

7)	Average rates/yields for these periods have been annualized.
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

	Modified	Price impact in percentage for basis point shown
Maturity	Duration	100 bp	200 bp	300 bp	400 bp
10 yr	8.58	9%	17%	26%	34%
20 yr	14.95	15%	30%	45%	60%
30 yr	19.69	20%	39%	59%	79%

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

	As of March 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Treasury	$300	$—	$—	$—	$300	$—
U.S. Governmental agencies securities and U.S.
Government sponsored enterprise securities	21,950	(45)	—	—	21,950	(45)

U.S. Governmental agencies and U.S. Government					—	—
sponsored and enterprise mortgage-backed securities	34,602	(253)	869	(7)	35,471	(260)
Corporate trust preferred securities	2,212	(506)	—	—	2,212	(506)
Collateralized mortgage obligations	4,761	(33)	—	—	4,761	(33)

Total	$63,825	$(837)	$869	$(7)	$64,694	$(844)

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

Loan Portfolio

The following table sets forth the composition of the Company’s loan portfolio, including loans held for sale, as of the dates indicated:

	March 31, 2010		December 31, 2009
	Amount	Percent of Total	Amount	Percent of Total
		(Dollars in thousands)
Real Estate:
Construction	$16,620	1.1%	$21,014	1.4%
Commercial 10)	985,479	64.7	1,007,794	65.5
Commercial	299,738	19.7	295,289	19.2
Trade Finance 11)	43,370	2.8	39,290	2.6
SBA 12)	65,460	4.3	49,933	3.2
Other 13)	39,792	2.7	50,037	3.3
Consumer	71,980	4.7	75,523	4.8

Total Gross Loans	1,522,439	100.00%	1,538,880	100.00%

Less:
Allowance for Loan Losses	61,011		58,543
Deferred Loan Fees	290		331
Discount on SBA Loans Retained	799		864

Total Net Loans and Loans Held for Sale	$1,460,339		$1,479,142

10)	Real estate commercial loans are loans secured by deeds of trust on real estate.
[1] 1 )	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.
[1] 2 )	Balance includes SBA loans held for sale of $11.1 million and $9.9 million, at the lower of cost or fair value, at March 31, 2010 and December 31, 2009, respectively.
[1] 3 )	Consists of term fed funds sold for maturity of greater than 1 day, transactions in process and overdrafts.

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

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

	March 31, 2010	December 31, 2009	March 31, 2009
	(Dollars in thousands)
Nonperforming loans:
Real estate:
Construction	$7,008	$8,441	$15,451
Commercial	49,088	42,678	18,870
Commercial	8,871	8,290	18,582
Consumer	348	339	416
Trade Finance	1,498	1,498	1,196
SBA	3,612	2,207	1,774

Total nonperforming loans	70,425	63,453	56,289
Other real estate owned	2,993	4,278	—

Total nonperforming assets	$73,418	$67,731	$56,289

Guaranteed portion of nonperforming SBA loans	$4,705	$2,816	$2,408

Total nonperforming assets, net of SBA guarantee	$68,713	$64,915	$53,881

Performing TDR’s not included above	$9,811	$4,414	$—

Nonperforming loans as a percent of total gross loans	4.63%	4.12	%3.38
Nonperforming assets as a percent of total loans and other real estate owned	4.81%	4.39	%3.38
Allowance for loan losses to nonperforming loans	87%	92	%88

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

	Remaining 9 months in 2010	2011	2012	2013	2014	2015 & thereafter	Total
	(Dollars in thousands)
Debt obligations 15)						$18,557	$18,557
FHLB advances	273	25,381	100,295	157	167	20,477	$146,750
Deposits	575,426	161,041	22,836	7,604	6,408	718	$774,033
Operating lease obligations	1,768	1,639	1,548	1,094	902	1,497	$8,448

Total contractual obligations	$577,467	$188,061	$124,679	$8,855	$7,477	$41,249	$947,788

[1] 5 )	Includes principal payment only and may be redeemed quarterly by the issuer on or after January 7, 2009.

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

	Net Interest Income (NII)16)		Economic Value of Equity (EVE)17)
Change (In Basis Points)	March 31, 2010 % Change	December 31, 2009 % Change	March 31, 2010 % Change	December 31, 2009 % Change
+300	19.44%	21.71%	-18.11%	-16.73%
+200	12.15%	14.04%	-11.65%	-10.53%
+100	5.96%	6.65%	-6.15%	-4.77%
Level
-100	0.44%	0.46%	1.29%	2.10%
-200	3.90%	3.56%	4.07%	3.54%
-300	4.64%	3.48%	5.30%	4.48%

[1] 6 )	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios
[1] 7 )	The percentage change represents economic value of equity of the Company in a stable interest rate environment versus economic value of equity in the various rate scenarios

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

An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. In this original evaluation, our CEO and CFO have concluded that disclosure controls and procedures were effective as of March 31, 2010.

In connection with the revision to the financial statements as described in the Explanatory Note of this Amendment No. 1, management reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. In connection therewith, management identified a material weakness in internal control over financial reporting. Management determined that the Company did not maintain effective controls over the financial reporting process utilized to interpret the applicable accounting literature for computing and allocating the amount attributable to the beneficial conversion feature related to the issuance of preferred stock. Management believes this control deficiency resulted in a misstatement of the net loss applicable to common shareholders. As a result of this material weakness, management concluded that the Company’s disclosure controls were not effective as of March 31, 2010. In light of the material weakness described above, management revised its consolidated financial statements in this Form 10-Q/A as discussed previously to ensure that the computation and allocation of the beneficial conversion feature related to the preferred stock was in conformity with the applicable accounting guidance. Management also believes that the consolidated financial statements included in this Form 10-Q/A were prepared in accordance with U.S. generally accepted accounting principles (GAAP) in all material respects.

Remediation of Material Weakness

The Company is in the process of actively remediating this material weakness. The Company’s plans include the following:

•	Establishing extra financial reporting review process in case of unusual or nonroutine transactions.

Management believes the additional control procedure, when implemented and validated, will remediate this material weakness. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that the Company’s internal control over financial reporting will prevent or detect all errors. The Company intends to continue to evaluate and strengthen its internal control over financial reporting system.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the process to remediate the material weakness described above. As a result of these actions, management of the Company anticipates this material weakness will be remediated by the end of the third quarter of 2010.

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

Item 1A:	RISK FACTORS

There have been no material changes in the Risk Factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4:	(REMOVED AND RESERVED)

Item 5:	OTHER INFORMATION

Not applicable

Item 6:	EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Amended and Restated Bylaws of Center Financial Corporation[2]

3.3	Amendment to Bylaws of Center Financial Corporation[3]

3.4	Amendment to Articles of Incorporation of Center Financial Corporation (filed as an exhibit to the original)

4.1	Certificate of Determination for Series A Preferred Stock of Center Financial Corporation[3]

4.2	Certificate of Determination for Series B Preferred Stock of Center Financial Corporation[4]

10.1	Employment Agreement between Center Financial Corporation and Jae Whan Yoo effective January 13, 2010[5]

10.2	2006 Stock Incentive Plan, as Amended and Restated June 13, 2007[6]

10.3	Lease for Corporate Headquarters Office[7]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[8]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[8]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[8]

10.7	Deferred compensation plan and list of participants[9]

10.8	Split dollar plan and list of participants[9]

10.9	Survivor income plan and list of participants[9]

10.10	Warrant to Purchase Common Stock[3]

10.11	Letter Agreement, dated as of December 12, 2008, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Center Financial Corporation and the United States Department of the Treasury[3]

10.12	Form of Securities Purchase Agreement between the Company and each of the Purchasers, dated as of December 29, 2009[4]

10.13	Form of Subscription Agreement for Directors or Officers of the Company Dated as of November 24, 2009[10]

10.14	Form of Subscription Agreement for Non-affiliated Investors Executed in November 2009[10]

11	Statement of Computation of Per Share Earnings (included in Note 9 to Interim Consolidated Financial Statements included herein.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[1]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by reference
[2]	Filed as an Exhibit to the Form 8-K filed with the SEC on May 12, 2006 and incorporated herein by reference
[3]	Filed as an Exhibit to the Form 8-K filed with the SEC on December 16, 2008 and incorporated herein by reference
[4]	Filed as an Exhibit to the Form 8-K filed with the SEC on December 31, 2009 and incorporated herein by reference
[5]	Filed as an Exhibit to the Form 8-K filed with the SEC on January 15, 2010 and incorporated herein by reference
[6]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference

[7]	Filed as an Exhibit of the same number to the Company’s Registration Statement on Form S-4 filed with the SEC on June 14, 2002 and incorporated herein by reference
[8]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference
[9]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference
[10]	Filed as an Exhibit to the Form 8-K filed with the SEC on December 1, 2009 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Center Financial Corporation

Date: August 13, 2010	By:	/S/ JAE WHAN YOO
Jae Whan Yoo President & Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2010	By:	/S/ DOUGLAS J. GODDARD
Douglas J. Goddard Executive Vice President & Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)