Form 10-Q
period 2010-06-30
CENTER FINANCIAL CORP
filed 2010-08-13
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of August 6, 2010 there were 39,895,111 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1:	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

AS OF JUNE 30 AND DECEMBER 31

	6/30/2010	12/31/2009
	(Dollars in thousands)
ASSETS
Cash and due from banks	$41,977	$34,294
Federal funds sold	236,560	145,810
Interest-bearing deposits in other banks	50,458	52,698

Cash and cash equivalents	328,995	232,802

Securities available for sale, at fair value	275,844	370,427
Non-covered loans held for sale, at the lower of cost or fair value	27,084	23,318
Federal Home Loan Bank and Pacific Coast Bankers Bank stock, at cost	16,266	15,673
Non-covered loans, net of allowance for loan losses of $58,435 as of June 30, 2010 and $58,543 as of December 31, 2009	1,388,127	1,455,824
Covered loans	122,362	—
Premises and equipment, net	12,763	13,368
FDIC loss share receivable	25,300	—
Core deposit intangibles, net	490	—
Customers’ liability on acceptances	2,504	2,341
Non-covered other real estate owned	2,778	4,278
Covered other real estate owned	1,560	—
Accrued interest receivable	5,707	6,879
Deferred income taxes, net	10,976	11,551
Investments in affordable housing partnerships	10,888	11,522
Cash surrender value of life insurance	12,590	12,392
Income tax receivable	15,214	16,140
Prepaid regulatory assessment fees	9,624	11,483
Other assets	6,071	4,802

Total	$2,275,143	$2,192,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$397,598	$352,395
Interest-bearing	1,402,397	1,395,276

Total deposits	1,799,995	1,747,671

Acceptances outstanding	2,504	2,341
Accrued interest payable	5,379	5,803
Other borrowed funds	171,823	148,443
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	11,721	13,927

Total liabilities	2,009,979	1,936,742
Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, no par value; 10,000,000 shares authorized; issued and outstanding, 55,000 shares and 128,500 shares as of June 30, 2010 and December 31, 2009, respectively
Series A, cumulative, issued and outstanding, 55,000 shares as of June 30, 2010 and December 31, 2009	53,286	53,171
Series B, non-cumulative, convertible, issued and outstanding, none and 73,500 shares as of June 30, 2010 and December 31, 2009, respectively	—	70,000
Common stock, no par value; 100,000,000 and 40,000,000 shares authorized; issued and outstanding, 39,895,111 and 20,160,726 shares (including 60,809 shares and 10,050 of unvested restricted stock) as of June 30, 2010 and December 31, 2009, respectively	187,516	88,060
Retained earnings	21,084	41,314
Accumulated other comprehensive income, net of tax	3,278	3,513

Total shareholders’ equity	265,164	256,058

Total	$2,275,143	$2,192,800

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$21,388	$24,742	$42,016	$49,053
Interest on federal funds sold	102	114	162	149
Interest on taxable investment securities	2,834	2,321	5,771	4,576
Interest on tax-advantaged investment securities	—	3	—	9
Dividends on equity stock	21	4	21	4
Money market funds and interest-earning deposits	4	15	11	45

Total interest and dividend income	24,349	27,199	47,981	53,836
Interest Expense:
Interest on deposits	5,060	9,913	10,521	18,637
Interest on borrowed funds	1,671	1,782	3,274	3,600
Interest expense on trust preferred securities	143	181	283	373

Total interest expense	6,874	11,876	14,078	22,610

Net interest income before provision for loan losses	17,475	15,323	33,903	31,226
Provision for loan losses	5,000	29,835	12,000	44,287

Net interest income (loss) after provision for loan losses	12,475	(14,512)	21,903	(13,061)
Noninterest Income:
Customer service fees	2,086	2,022	4,117	3,996
Fee income from trade finance transactions	720	587	1,378	1,136
Wire transfer fees	331	279	612	546
Gain on business acquisition	5,900	—	5,900	—
Gain on sale of loans	1,203	—	1,203	—
Net gain (loss) on sale of securities available for sale	—	—	2,209	(49)
Loan service fees	427	185	587	459
Other income	391	401	741	1,124

Total noninterest income	11,058	3,474	16,747	7,212
Noninterest Expense:
Salaries and employee benefits	4,647	4,684	8,987	8,973
Occupancy	1,437	1,248	2,632	2,430
Furniture, fixtures, and equipment	640	517	1,147	1,045
Data processing	654	522	1,118	1,117
Legal fees	279	408	585	650
Accounting and other professional fees	546	352	861	762
Business promotion and advertising	415	344	672	682
Supplies and communications	396	304	660	728
Security service	285	261	520	506
Regulatory assessment	1,037	1,642	2,023	2,235
Merger related expenses	129	—	129	—
OREO related expenses	400	147	1,359	154
Other operating expenses	1,408	1,316	2,443	2,611

Total noninterest expense	12,273	11,745	23,136	21,893

Income (loss) before income tax provision (benefit)	11,260	(22,783)	15,514	(27,742)
Income tax provision (benefit)	3,758	(9,996)	5,245	(12,229)

Net income (loss)	7,502	(12,787)	10,269	(15,513)
Preferred stock dividends and accretion of preferred stock discount	(746)	(739)	(30,498)	(1,470)

Net income (loss) available to common shareholders	6,756	(13,526)	(20,229)	(16,983)

Comprehensive income (loss):
Net income (loss)	$7,502	$(12,787)	$10,269	$(15,513)
Other comprehensive income (loss) - unrealized gain (loss) on available-for-sale securities, net of income tax (expense) benefit of ($127), ($1,644), $1,532, and ($1,845), respectively	1,013	2.270	(235)	1,226

Comprehensive income (loss)	$8,515	$(10,517)	$10,034	$(14,287)

Earnings (loss) per common share:
Basic	$0.17	$(0.81)	$(0.66)	$(1.01)

Diluted	$0.17	$(0.81)	$(0.66)	$(1.01)

Average common shares outstanding:
Basic	39,895,181	16,789,080	30,642,197	16,789,080

Diluted	39,908,346	16,789,080	30,642,197	16,789,080

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30

	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$10,269	$(15,513)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Compensation expenses related to stock options and restricted stock	448	478
Depreciation and amortization	1,750	2,062
Amortization of deferred fees	(132)	(695)
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	577	1,560
Provision for loan losses	12,000	44,287
Net (gain) loss on sale of securities available for sale	(2,209)	49
Gain on Innovative acquisition	(5,900)	—
Net increase of loans held for sale	(19,082)	(4,266)
Gain on sale of loans	(1,203)	—
Proceeds from sale of loans held for sale	16,519	—
Valuation adjustment on non-covered OREO	994	—
Deferred tax (benefit) expense provision	720	(8,793)
Decrease (increase) in accrued interest receivable	1,172	(191)
Decrease (increase) in other assets	210	(11,474)
Increase (decrease) in accrued interest payable	(424)	413
Decrease in accrued expenses and other liabilities	(3,793)	(696)

Net cash provided by operating activities	11,916	7,221

Cash flows from investing activities:
Purchase of securities available for sale	(36,767)	(71,529)
Proceeds from principal repayment, matured, or called securities available for sale	83,262	18,117
Proceeds from sale of securities available for sale	61,247	17,931
Redemption of Federal Home Loan Bank and other equity stock	625	—
Net decrease in loans	17,765	57,372
Proceeds from sale of loans acquired for investment	38,829	1,653
Proceeds from recoveries of loans previously charged off	3,040	214
Purchases of premises and equipment	(456)	(471)
Proceeds from sale of other real estate owned	1,636	—
Net cash acquired from business combination inclusive of settlement received from FDIC	71,505	—

Net cash provided by investing activities	240,686	23,287

Cash flows from financing activities:
Net (decrease) increase in deposits	(156,985)	251,429
Net increase (decrease) in other borrowed funds	1,951	(24,700)
Payment of cash dividend	(1,375)	(2,008)

Net cash (used in) provided by financing activities	(156,409)	224,721

Net increase in cash and cash equivalents	96,193	255,229
Cash and cash equivalents, beginning of the period	232,802	98,211

Cash and cash equivalents, end of the period	$328,995	$353,440

Supplemental disclosure of cash flow information:
Interest paid	$16,161	$22,197
Income taxes paid	$24	$2,300

Supplemental schedule of noncash investing, operating, and financing activities:
Cash dividend accrual for preferred stock	$344	$344
Accretion of preferred stock discount	$30,498	$102
Transfer of loans to other real estate owned	$1,261	$4,567
Conversion of preferred stock to common stock	$70,000

Acquisition:
Assets acquired	$219,797	$—
Liabilities assumed	$232,485	$—

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Bank is a California state-chartered and FDIC-insured financial institution, which was incorporated in 1985 and commenced operations in March 1986. The Bank’s headquarters are located at 3435 Wilshire Boulevard, Suite 700, Los Angeles, California 90010. The Bank provides comprehensive financial services for small to medium sized business owners, primarily in California. The Bank specializes in commercial loans, which are mostly secured by real property, to multi-ethnic and small business customers. In addition, the Bank is a Preferred Lender of Small Business Administration (“SBA”) loans and provides trade finance loans and other international banking products.

On April 16, 2010, the California Department of Financial Institutions closed Innovative Bank, Oakland, California, and appointed the Federal Deposit Insurance Corporation (“FDIC”) as its receiver. On the same date, Center Bank assumed the banking operations of Innovative Bank from the FDIC under a purchase and assumption agreement with loss sharing. Through this agreement, Center Bank now operates four additional branches in California. After this acquisition, the Bank has 23 full-service branch offices.

2. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Center Financial and the Bank. Center Capital Trust I is not consolidated as disclosed in Note 12.

The interim consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes included in Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2009.

Use of estimates

Management has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in accordance with GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, the carrying value of other real estate owned, the carrying value of intangible assets, the carrying value of the FDIC loss sharing receivable and the realization of deferred tax assets. As discussion in Note 5 below, the acquired assets and assumed liabilities of Innovative Bank in an FDIC-assisted transaction were measured at estimated fair value. Management made significant estimates and exercised significant judgment in estimating fair value and accounting for the acquisition of Innovative Bank.

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

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

4. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued FASB Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets (Statement 166), which amends ASC Topic 860 (FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). These eliminate the Qualified Special Purpose Entity (“QSPE”) concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. This ASU requires additional disclosures for non-public companies that are similar to the disclosures previously required for public companies by FASB Staff Position FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This ASU is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies), and for subsequent interim and annual reporting periods. The disclosure requirements must be applied to transfers that occurred before and after its effective date. Early adoption is prohibited. The Company adopted this new accounting pronouncement as of January 1, 2010 and the impact of adoption was not material on the consolidated financial statements.

In January 2010, the FASB issued FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; the reasons for any transfers in or out of Level 3; and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, the ASU also amends ASC 820 to clarify certain existing disclosure requirements. For example, the ASU clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities. Previously separate fair value disclosures were required for each major category of assets and liabilities. ASU 2010-06 also clarifies the requirement to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, these disclosures are effective for the quarter ended March 31, 2010. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements becomes effective for the Corporation for the quarter ended March 31, 2011. The Company adopted this new accounting pronouncement as of January 1, 2010 and the impact of adoption was not material on the consolidated financial statements.

The FASB issued FASB ASU 2010-18, Effect of a Loan Modification When The Loan Is Part of a Pool That Is Accounted for as a Single Asset, a consensus of the FASB Emerging Issues Task Force (Issue No. 09-I), which amends This ASU amends FASB ASC Subtopic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, so that modifications of loans that are accounted for within a pool under that Subtopic do not result in the removal of the loans from the pool even if the modifications of the loans would otherwise be considered a troubled debt restructuring. A one-time election to terminate accounting for loans in a pool, which may be made on a pool-by-pool basis, is provided upon adoption of the new guidance. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this ASU are effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The Company is currently in the process of assessing the impact of this pronouncement on the consolidated financial statements.

In July 2010, the FASB issued FASB ASU 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which will required more information about credit quality. The ASU introduces the term “financing receivables”, which includes loans, trade accounts receivable, notes receivable, credit cards, leveraged leases, direct financing leases, and sales-type leases. The term does not include receivables measured at fair value or the lower of cost of fair value and debt securities among others. It also defines two levels of disaggregation for disclosure: portfolio segment and class of financing receivables. A portfolio segment is defined as the level at which an entity determines its allowance for credit losses. A class of financing receivable is defined as a group of finance receivables determined on the basis of their initial measurement attribute (i.e., amortized cost of purchased credit impaired), risk characteristics, and an entity’s method for monitoring and assessing credit risk. The ASU requires an entity to provide additional disclosures including, but not limited to, a rollforward schedule of the allowance for credit losses (with the ending allowance balance further disaggregated based on impairment methodology) and the related ending balance of the finance receivable presented by portfolio segment, and the aging of past due financing receivables at the end of the period, the nature and extent of troubled debt restructurings that occurred during the period and their impact on the allowance for credit losses, the nature and extend of troubled debt restructurings that occurred within the last year, that have defaulted in the current reporting period, and their impact on the allowance for credit losses, the nonaccrual status of financing receivables, and

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

impaired financing receivables, presented by class. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010 for public companies. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures will be required for periods beginning after December 15, 2010 for public companies. The Company is currently in the process of assessing the impact of this pronouncement on the consolidated financial statements.

5. ACCOUNTING FOR BENEFICIAL CONVERSION FEATURE OF PREFERRED STOCK

On August 11, 2010, while completing its second quarter Form 10-Q, the Company identified an omission in its accounting for the issuance and conversion of its Series B Preferred Stock in that it did not quantify the value of the beneficial conversion feature of the Series B Preferred Stock. The revised calculations relate to the intrinsic value of the beneficial conversion feature of the Series B Preferred Stock. The Company has “no par” common and preferred stock and all additional paid-in capital transactions are recorded in the respective preferred and common stock category. As further discussed in Note 17, Preferred Stock and Common Stock Warrants, the Company issued 73,500 shares of Series B Preferred Stock for a gross purchase price of $73.5 million on December 31, 2009 with an earliest potential redemption date of December 31, 2014 and, upon receiving shareholder approval, a beneficial mandatory conversion into common stock at a conversion price of $3.75. The market value of the Company’s common stock on December 29, 2009, the commitment date for the preferred stock issuance, was $5.23 per share. The beneficial conversion feature of the preferred stock (preferred stock discount) had an intrinsic value on December 29, 2009 of $29,007,972, based on the difference between the conversion price of $3.75 per share and the market value of the Company’s common stock at the commitment date. Shareholder approval of the conversion of the Series B Preferred Stock was received on March 24, 2010 and the Series B Preferred Stock was converted on March 29, 2010. The beneficial conversion feature of $29,007,972 was recognized as accretion of preferred stock discount on March 29, 2010.

The calculation of net income available for common shareholders and basic earnings per share has been restated below for the quarter ended March 31, 2010 to properly reflect the accretion of beneficial conversion discount on the preferred stock.

	Three Months Ended March 31, 2010
	(Dollars in thousands, except earnings per share)
	March 31, 2010 As reported	Accretion of beneficial conversion discount on Preferred Stock	March 31, 2010 Restated
Basic earnings (loss) per share
Net income (loss)	$2,767		$2,767

Less : preferred stock dividends and accretion of preferred stock discount	(744)	(29,008)	(29,752)

Income (loss) available to common shareholders	2,023	(29,008)	(26,985)
Average Number of Shares	21,286		21,286

Basic earnings (loss) per share	$0.10		$(1.27)

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

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

6. BUSINESS COMBINATION

On April 16, 2010, the California Department of Financial Institutions closed Innovative Bank, Oakland, California, and appointed the Federal Deposit Insurance Corporation (“FDIC”) as its receiver. On the same date, Center Bank acquired assets and assumed liabilities related to the banking operations of Innovative Bank from the FDIC under a purchase and assumption agreement with loss sharing. Through this agreement, Center Bank now operates four additional branches in California.

Center Bank assumed both the insured and non-insured deposits balance, at a premium of 0.5 percent. The loss sharing agreement between the FDIC and Center Bank, which covers all loans and other real estate owned that have been assumed, and the business combination fair value adjustments, significantly mitigates the risk of future loss on the loan portfolio acquired. Under the terms of the loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries. The reimbursed losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the assumption. New loans made after that date are not covered by the loss sharing agreement.

Upon closing of the transaction, Center Bank was entitled to receive approximately $20.0 million, of which $18.9 million was received in April 2010, in cash for asset discount and negative transaction equity net of deposit premium paid. As part of the transaction, the FDIC received one million Equity Appreciation Instruments (“EAI”) based on Center Financial’s stock price and exercised all EAI’s realizing a gain of approximately $1.4 million on April 26, 2010. The value of the EAI in the amount of $1.4 million was included as additional acquisition cost in the calculation of the bargain purchase gain.

The operations of former Innovative Bank are included in the operating results from April 16, 2010, contributing net interest income of $1.9 million, non-interest income of $286,000, non-interest expense of $777,000, and pre-tax earnings of $1.4 million for the second quarter of 2010. Such operating results exclude a one-time bargain purchase gain of $5.9 million, and in addition are not necessarily otherwise indicative of future operating results. Innovative Bank’s results of operations prior to the acquisition are not included in our operating results. Merger-related expenses of $129,000 have been incurred in connection with the acquisition of Innovative Bank and recognized as a separate line item on the consolidated statements of operations and comprehensive income.

The acquired loan portfolio and other real estate owned are referred to as “covered loans” and “covered other real estate owned”, respectively, and these are presented as separate line items in the consolidated statements of financial condition. Collectively these balances are referred to as “covered assets”.

The assets acquired and liabilities assumed for Innovative Bank have been accounted for under the acquisition method of accounting (formerly referred to as the purchase method) in accordance with FASB ASC 805, Business Combinations. The assets and liabilities were recorded at their estimated fair values as of the acquisition date. The foregoing fair value amounts are subject to change for up to one year after the closing date of acquisition as additional information relating to closing date fair values becomes available. The amounts are also subject to adjustments based upon final settlement with the FDIC. In addition, the tax treatment of FDIC assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date. The terms of the agreements provide for the FDIC to indemnify the Bank against claims with respect to liabilities of Innovative Bank not assumed by the Bank and certain other types of claims identified in the agreement.

In FDIC-assisted transactions, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer. In the Innovative acquisition, cost basis net assets (liabilities) of $(1.5) million were transferred to the Bank. The bargain purchase gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed.

The Bank did not immediately acquire all the real estate, banking facilities, furniture or equipment as part of the purchase and assumption agreement. However, pursuant to an option to purchase or lease the real estate and furniture and equipment from the FDIC, which expired 90 days from the acquisition date, the Company acquired certain furniture and equipment from the FDIC in July 2010. Acquisition costs of the furniture and equipment were based on current appraisals and determined at a purchase date.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

A summary of the net assets (liabilities) received from the FDIC and the estimated fair value adjustments resulting in the bargain purchase gain are presented below:

	Received from FDIC	Fair Value Adjustments	Recorded by Center
		(Dollars in thousands)
Assets acquired:
Cash and due from banks	$49,905	$—	$49,905
Investment securities	11,907	—	11,907
FHLB stock	1,218	—	1,218
Fed Fund Sold	2,700	—	2,700
Loans, net	162,248	(36,081)	126,167
OREO	2,132	(190)	1,942
FDIC loss share receivable	—	25,300	25,300
Core deposit intangible	—	510	510
Other assets	(467)	615	148

Total assets acquired	229,643	(9,846)	219,797

Liabilities assumed:
Deposits	209,309	—	209,309
FHLB borrowings	20,045	1,384	21,429
Other liabilities	1,747	—	1,747

Total liabilities assumed	231,101	1,384	232,485

Net assets (liabilities) acquired	$(1,458)	$(11,230)	$(12,688)

Aggregate fair value adjustments		$(11,230)

Net assets (liabilities) acquired			$(12,688)
Net settlement from FDIC			20,024
Value of equity appreciation instrument to FDIC			(1,436)

Bargain purchase gain on Innovative acquisition			$5,900

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

7. INVESTMENT SECURITIES

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	As of June 30, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available for Sale:
U.S. Treasury	$300	$—	$—	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	55,052	256	—	55,308
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	154,457	5,266	—	159,723
Corporate trust preferred security	2,723	—	(933)	1,790
Mutual Funds backed by adjustable rate mortgages	4,500	153	—	4,653
Fixed rate collateralized mortgage obligations	53,340	753	(23)	54,070

Total securities available for sale	$270,372	$6,428	$(956)	$275,844

Total investment securities	$270,372	$6,428	$(956)	$275,844

	As of June 30, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available for Sale:
U.S. Treasury	$300	$—	$—	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	74,001	274	(5)	74,270
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	206,975	5,358	(158)	212,175
Corporate trust preferred security	2,713	—	(309)	2,404
Mutual Funds backed by adjustable rate mortgages	4,500	33	—	4,533
Fixed rate collateralized mortgage obligations	76,533	728	(516)	76,745

Total securities available for sale	$365,022	$6,393	$(988)	$370,427

Total investment securities	$365,022	$6,393	$(988)	$370,427

.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table shows the Company’s investments with gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009.

	As of June 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Corporate trust preferred security	$1,790	$(933)	$—	$—	$1,790	$(933)
Collateralized mortgage obligations	8,475	(23)	—	—	8,475	(23)

Total	$10,265	$(956)	$—	$—	$10,265	$(956)

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental agencies and U.S. Government sponsored enterprise securities	$7,988	$(5)	$—		$7,988	$(5)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	$30,070	$(144)	$937	$(14)	$31,007	$(158)
Collateralized mortgage obligations	41,880	(516)	—	—	$41,880	$(516)
Corporate trust preferred security	—	—	2,404	(309)	$2,404	$(309)

Total	$79,938	$(665)	$3,341	$(323)	$83,279	$(988)

The Company does not consider the securities included in the table above to be other than temporarily impaired as of June 30, 2010.

The following table summarizes, as of June 30, 2010, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

			After One But Within Five Years		After Five But Within Ten Years
	Within one Year						After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale (Fair Value):	(Dollars in thousands)
U.S. Treasury	$300	0.22%	$—	—%	$—	—%	$—	—%	$300	0.22%
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	—	—	53,308	1.80	2,000	1.03	—	—	55,308	1.77
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	—	—	2,082	4.65	31,913	3.33	125,728	3.72	159,723	3.65
Corporate trust preferred security	—	—	—	—	—	—	1,790	11.46	1,790	11.46
Mutual Funds backed by adjustable rate mortgages	4,653	3.38	—	—	—	—	—	—	4,653	3.38
Fixed rate collateralized mortgage obligations	—	—	—	—	11,510	2.16	42,560	3.39	54,070	3.13

Total available for sale	$4,953	3.19	$55,390	1.91	$45,423	2.93	$170,078	3.72	$275,844	3.22

Total investment securities	$4,953	3.19%	$55,390	1.91%	$45,423	2.93%	$170,078	3.72%	$275,844	3.22%

8. NON-COVERED LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Non-covered loans refer to loans not covered by the FDIC loss sharing agreement. Loans acquired in a FDIC assisted acquisition that are subject to a loss sharing agreement are referred to as “covered loans” and reported separately in the consolidated statements of financial condition. Covered loans are reported exclusive of the expected cash flow reimbursements expected from the FDIC.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table sets forth the composition of the allowance for loan losses on non-covered loans as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Specific (Impaired loans)	$9,337	$2,656
Formula (non-homogeneous)	48,366	55,539
Homogeneous	732	348

Total allowance for loan losses	$58,435	$58,543

The table below summarizes the activity in the Company’s allowance for loan losses on non-covered loans for the periods and as of dates indicated:

	Six Months Ended June 30, 2010	Year Ended December 31, 2009	Six Months Ended June 30, 2009
	(Dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$58,543	$38,172	$38,172

Charge-offs	15,148	57,832	17,476
Recoveries	3,040	731	214

Net loan charge-offs	12,108	57,101	17,262

Provision for loan losses	12,000	77,472	44,287

Balance at end of period	$58,435	$58,543	$65,197

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

The following table provides information on non-covered impaired loans:

	As of and for the six months ended June 30, 2010	As of and for the twelve months ended December 31, 2009
	(Dollars in thousands)
Impaired loans with specific reserves	$43,317	$22,045
Impaired loans without specific reserves	76,460	55,058

Total impaired loans	119,777	77,103
Allowance on impaired loans	(9,337)	(2,656)

Net recorded investment in impaired loans	$110,440	$74,447

Average total recorded investment in impaired loans	$101,529	$91,244

Interest income recognized on impaired loans	$399	$603

Interest income recognized on impaired loans on a cash basis	$293	$590

As of June 30, 2010, specific reserves of $9.3 million represented 21.6% of the impaired loans with specific reserves as compared to 12.0% as of December 31, 2009.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

9. COVERED ASSETS AND FDIC LOSS SHARE RECEIVABLE

Covered Loans

Loans acquired in a FDIC assisted acquisition that are subject to a loss sharing agreement are referred to as “covered loans” and reported separately in the consolidated statements of financial condition. Covered loans are reported exclusive of the expected cash flow reimbursements expected from the FDIC.

Acquired loans are valued as of acquisition date in accordance with FASB ASC 805, Business Combinations. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In addition, because of the significant discounts associated with the acquired portfolios, the Company elected to account for all of the acquired loans, with the exception of a small population of loans, under ASC 310-30 (formerly known as SOP 03-3) in the amount of $125.2 million at acquisition. Certain cash secured loans and overdrafts in the amount of $923,000 were not accounted for under ASC 310-30. Under ASC 805 and ASC 310-30, loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date.

If credit deterioration is experienced subsequent to the initial acquisition fair value amount, such deterioration will be measured, and a provision for credit losses will be charged to earnings. The effect of the provision for credit losses on covered loans will be offset, to the extent of the 80% loss share, by an increase to the FDIC loss share receivable. The increase in the FDIC loss share receivable will be recognized in non-interest income.

The following table reflects the estimated fair value of the acquired loans at the acquisition date:

April 16, 2010
(Dollars in thousands)
Gross loans acquired	$162,248
Discount	(36,081)

Covered loans, net	$126,167

The outstanding principal balance of covered loans, excluding purchase accounting adjustments, at June 30, 2010 was $157.5 million.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table represents the major types of covered loans as of June 30, 2010:

(Dollars in thousands)	June 30, 2010
Commercial real estate	$76,280
Commercial	12,388
SBA	32,438
Installment and revolving—line of credit	1,094
Other	162

Total loans	$122,362

In estimating the fair value of the covered loans at the acquisition date, the Company (i) calculated the contractual amount and timing of undiscounted principal and interest payments and (ii) estimated the amount and timing of undiscounted expected principal and interest payments. The difference between these two amounts represents the nonaccretable difference.

On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans.

Changes in the carrying amount of covered loans and the accretable yield were as follows for the period from the acquisition date through June 30, 2010:

	June 30, 2010
(Dollars in thousands)	Carrying amount of Loans	Accretable Yield
Balance at beginning of period	$126,167	$20,412
Accretion	1,909	(1,909)
Payments received	(4,154)	—
Transfer to OREO	(1,560)	—

Balance at end of period	$122,362	$18,503

Covered OREO

All OREO acquired in FDIC-assisted acquisitions that are subject to a FDIC loss sharing agreement are referred to as “covered OREO” and reported separately in the consolidated statements of financial condition. Covered OREO is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered OREO at the loan’s fair value, inclusive of the acquisition date fair value discount.

Covered OREO was initially recorded at its estimated fair value on the acquisition date based on similar market comparable valuations less estimated selling costs. Any subsequent valuation adjustments due to declines in fair value will be charged to non-interest expense, and will be offset, in part, by non-interest income representing the corresponding increase to the FDIC loss share receivable. Any recoveries of previous valuation adjustments will be credited to non-interest expense with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC.

The activity related to the covered OREO since the acquisition date is as follows:

Period ended June 30, 2010
(Dollars in thousands)
Balance, at acquisition	$1,942
Additions to covered OREO	1,560
Dispositions of covered OREO	(1,942)

Balance, end of period	$1,560

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

FDIC Loss Share Receivable

The Company has elected to account for amounts receivable under the loss sharing agreement with the FDIC as FDIC loss share receivable in accordance with FASB ASC 805, Business Combinations. The FDIC loss share receivable was initially recorded at fair value, based on the discounted value of expected future cash flows under the loss sharing agreement. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted into non-interest income over the life of the FDIC loss share receivable.

The FDIC loss share receivable is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in the cash flows of the covered assets over those expected will reduce the FDIC loss share receivable and any decreases in cash flows of the covered assets under those expected will increase the FDIC loss share receivable. Increases and decreases to the FDIC loss share receivable are recorded as adjustments to non-interest income.

The FDIC loss share receivable was determined to be $25.3 million at the acquisition date. During the quarter ended June 30, 2010, there were no changes in the receivable due to the determination of additional losses on covered assets or claims processed with the FDIC. The net accretion for the period was minor.

Changes in the FDIC loss share receivable since the acquisition date are as follows:

(Dollars in thousands)	Period ended June 30, 2010
Balance, at acquisition	$25,300
Accretion	—

Balance, end of period	$25,300

10. NON-COVERED OTHER REAL ESTATE OWNED (OREO)

The Company had four non-covered OREO properties comprised of three commercial properties totaling $1.6 million and one residential property of $1.2 million as of June 30, 2010.

The changes in non-covered other real estate owned for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Balance, beginning of period	2,993	—	4,278	—
Addition	1,260	4,567	1,260	4,567
Disposition	(1,260)	—	(1,665)	—
Valuation adjustments	(215)	—	(994)	—
Transfer to other receivable	—	—	(101)	—

Balance, end of period	2,778	4,567	2,778	4,567

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

11. OTHER INTANGIBLE ASSETS

In April 2010, the Company recorded a core deposit intangible of $510,000 for the acquisition of Innovative Bank. The Company amortizes premiums on acquired deposits using the straight-line method over 7 to 9 years. The Company’s amortization expense for core deposit intangible was $20,000 for the three and six months ended June 30, 2010 resulting in a core deposit intangible net of amortization of $490,000 at June 30, 2010. Estimated amortization expense for five succeeding fiscal years is as follows:

(Dollars in thousands)
2010 (remaining six months)	$26
2011	62
2012	62
2013	62
2014	62
2015	62
Thereafter	154

$490

12. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank of San Francisco (“FHLB”) and the Treasury, Tax, and Loan Investment Program. Other borrowed funds totaled $171.8 million and $148.4 million at June 30, 2010 and December 31, 2009, respectively. Interest expense on other borrowed funds was $1.7 million and $3.3 million for the three and six months ended June 30, 2010, respectively, reflecting average interest rates of 4.45% and 4.35% compared to 4.21% and 3.81% for the same periods in 2009, respectively.

As of June 30, 2010, the Company had outstanding borrowing of $166.7 million from the FHLB with original maturity terms ranging from 4 years to 15 years. Advances of 10-year and 15-year terms are amortizing at predetermined schedules over the life of the advances. Of the $166.7 million outstanding, $145.0 million is composed of six fixed rate term advances, each with an option to be called by the FHLB after the original lockout dates varying from 6 months to 2 years. If market interest rates are higher than the advances’ stated rates at that time, the advances will be called by the FHLB and the Bank will be required to repay the FHLB. If market interest rates are lower after the lockout period, then the advances will not be called by the FHLB. If the fixed rate term advances are not called by the FHLB, they will mature at maturity dates ranging from 4 years to 10 years. The Company may repay the advances with a prepayment penalty at any time. If the advances are called by the FHLB, there is no prepayment penalty.

The Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with the FHLB, with a total carrying value of $717.2 million at June 30, 2010 as compared to $812.9 million at December 31, 2009.

Subject to the right of the FHLB to require early repayment of the borrowings discussed above, FHLB advances outstanding, with an average interest rate of 4.46%, as of June 30, 2010, mature as follows:

(Dollars in thousands)
2010	$183
2011	40,381
2012	105,295
2013	157
2014	167
Thereafter	20,477

$166,660

Borrowings obtained from the Treasury Tax and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $1.9 million at June 30, 2010, as collateral to participate in the program. The total borrowed amount under the program, outstanding at June 30, 2010 and December 31, 2009 was $0.9 million and $1.6 million, respectively.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In addition, the Company consummated SBA loan sale during the second quarter of 2010 in the amount of $3.0 million, which is included in borrowed funds and gain recognition is deferred until the 90-day premium refund period expires.

13. LONG-TERM SUBORDINATED DEBENTURES

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

Holders of the TP Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at a current rate per annum of 3.15%. Interest rate defined as per annum rate of interest, resets quarterly, equal to LIBOR immediately preceding each interest payment date (January 7, April 7, July 7, and October 7 of each year) plus 2.85%.

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

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill. As of June 30, 2010, trust preferred securities comprised 6.45% of the Company’s Tier I capital.

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

In July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law which, among other things, limits the ability for certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. Since the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities in Tier 1 capital.

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

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at June 30, 2010 and December 31, 2009 follows:

	(Dollars in thousands)
	June 30, 2010	December 31, 2009
Loans	$160,351	$187,148
Standby letters of credit	22,615	21,284
Commercial letters of credit	37,038	22,190
Performance bonds	469	651

Liabilities for losses on outstanding commitments of $240,000 and $246,000, respectively, were reported separately in other liabilities at June 30, 2010 and December 31, 2009.

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

15. STOCK-BASED COMPENSATION

The Company has a Stock Incentive Plan which was adopted by the Board of Directors in April 2006, approved by the shareholders in May 2006, and amended by the Board in June 2007 (the “2006 Plan”). The 2006 Plan provides for the granting of incentive stock options to officers and employees, and non-qualified stock options and restricted stock awards to employees (including officers) and non-employee directors. The 2006 Plan replaced the Company’s former stock option plan (the “1996 Plan”) which expired in February 2006, and all options under the 1996 Plan which were outstanding on April 12, 2006 were transferred to and made part of the 2006 Plan. The option prices of all options granted under the 2006 Plan (including options transferred from the 1996 Plan) must be not less than 100% of the fair market value at the date of grant. All options granted generally vest at the rate of 20% per year except that the options granted to the CEO and to the non-employee directors vest at the rate of 33 1/3% per year. All options not exercised generally expire ten years after the date of grant. Vesting of restricted stock awards (“RSAs”) is discretionary with the Board of Directors or the Compensation Committee, but awards granted to date generally vest at the rate of 50% on the third anniversary of the grant date and 25% per year for the next two years. However, the RSAs granted to the CEO and the Chief Credit Officer vest 50% on the second anniversary of the grant date and the remaining 50% the following year. RSAs granted to senior executive officers are also subject to restrictions on transfer even after vesting for as long as the Company has preferred stock outstanding to the U.S. Treasury Department pursuant to the TARP Capital Purchase Program.

The Company’s pre-tax stock-based compensation expense for employees and directors was $213,000 and $448,000 ($170,000 and $346,000 after tax effect of non-qualified stock options) for the three and six months ended June 30, 2010, respectively, as compared to $239,000 and $478,000 ($177,000 and $359,000 after tax effect of non-qualified stock options) for the same periods in 2009, respectively. There were no options granted for the three and six months ended June 30, 2010. No options were granted for the three months ended June 30, 2009 while options covering 25,000 shares with a weighted average grant-date fair value of $2.05 were granted for the six months ended June 30, 2009.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Stock Option Awards

The fair value of the stock options granted was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Beginning in 2006, the expected life (estimated period of time outstanding) of options granted with a 10-year term was determined using the average of the vesting period and term. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the day of grant, and calculated on a weekly basis. No options were granted during the six months ended June 30, 2010.

Six Months Ended June 30, 2009
Risk-free interest rate	1.71% - 3.71%
Expected life	3 - 6.5 years
Expected volatility	86% - 111%
Expected dividend yield	0.00% - 2.21%

These assumptions were utilized in the calculation of the compensation expense noted above. These expenses are the result of previously granted stock options and those awarded during the six months ended June 30, 2010 and 2009, respectively.

A summary of the Company’s stock option activity and related information for the three and six months ended June 30, 2010 and 2009 is set forth in the following table:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2010	2,269,612	757,245	$16.93
Options granted	—	—	—
Options forfeited	29,305	(29,305)	17.06
Options exercised	—	—	—

Balance at June 30, 2010	2,298,917	727,940	16.92

Balance at March 31, 2009	2,169,752	870,651	$16.43
Options granted	—	—	—
Options forfeited	5,000	(5,000)	14.89
Options exercised	—	—	—

Balance at June 30, 2009	2,174,752	865,651	16.44

Balance at December 31, 2009	2,266,612	760,245	$16.93
Options granted	—	—	—
Options forfeited	32,305	(32,305)	17.05
Options exercised	—	—	—

Balance at June 30, 2010	2,298,917	727,940	16.92

Balance at December 31, 2008	2,190,252	850,151	$16.78
Options granted	(25,000)	25,000	4.79
Options forfeited	9,500	(9,500)	15.89
Options exercised	—	—	—

Balance at June 30, 2009	2,174,752	865,651	16.44

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The stock options as of June 30, 2010 have been segregated into three ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 3.22 - $ 8.00	52,745	5.63	$5.02	31,078	3.46	$5.26
$ 8.01 - $ 20.00	489,195	6.38	16.06	385,817	6.21	16.06
$ 20.01 - $ 25.10	186,000	6.33	22.56	159,300	6.35	22.51

As of June 30, 2010	727,940	6.32	16.92	576,195	6.10	17.26

$ 2.23 - $ 8.00	90,451	4.37	$4.93	65,451	2.38	$4.98
$ 8.01 - $ 20.00	571,200	7.37	16.04	321,801	6.89	15.73
$ 20.01 - $ 25.10	204,000	7.24	22.69	119,167	7.22	22.64

As of June 30, 2009	865,651	7.03	16.44	506,419	6.38	15.97

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2010 was $14,000 and $4,000 compared to $0 at June 30, 2009. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $5.15 and $2.52 as of June 30, 2010 and 2009, respectively, and the exercise price multiplied by the number of options outstanding. No options were exercised during the three and six months ended June 30, 2010 and 2009. Total fair value of shares vested was $1.1 million and $416,000 as of June 30, 2010 and 2009, respectively. The number of options that were not vested as of June 30, 2010 and 2009 was 151,745 and 359,232, respectively.

As of June 30, 2010 and 2009, the Company had approximately $749,000 and $1.4 million of unrecognized compensation costs related to unvested options, respectively, which are expected to be recognized over a weighted average period of 2.05 years and 2.37 years, respectively.

Restricted Stock Awards

Restricted stock activity under the 2006 Plan as of and changes during the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Nonvested, beginning of period	60,809	$6.47	10,050	$13.59
Granted	—	—	50,909	5.07
Vested	(2,950)	17.00	(2,950)	17.00
Cancelled and forfeited	(550)	17.00	(700)	15.21

Nonvested, at end of period	57,309	5.83	57,309	5.83

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Nonvested, beginning of period	10,400	$14.72	10,400	$14.72
Granted	1,150	3.07	1,150	3.07
Vested	—	—	—	—
Cancelled and forfeited	—	—	—	—

Nonvested, at end of period	11,550	13.93	11,550	13.93

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company recorded compensation cost of $26,000 and $43,000, respectively, related to the restricted stock granted under the 2006 Plan for the three and six months ended June 30, 2010 and $5,000 and $10,000, respectively, for the same periods in 2009. At June 30, 2010 and 2009, the Company had approximately $275,000 and $61,000 of unrecognized compensation costs related to unvested restricted stock, respectively. The costs are expected to be recognized over a weighted-average period of 2.20 years and 2.04 years as of June 30, 2010 and 2009, respectively.

16. COMMON AND PREFERRED STOCK CASH DIVIDENDS

On March 25, 2009, the Company’s board of directors suspended its quarterly cash dividends on the Company’s common stock based on adverse economic conditions and the Company’s then recent losses. The board of directors determined that this is a prudent, safe and sound practice to preserve capital, and does not expect to resume the payment of cash dividends in the foreseeable future. Unless the preferred stock issued to the Treasury Department in the TARP Capital Purchase Program has been redeemed, the Company will not be permitted to resume paying cash dividends without the consent of the Treasury Department until December 2011. In addition, the Bank and the Company have each entered into MOUs with the respective regulatory agency or agencies, pursuant to which both the Bank and the Company must obtain prior regulatory approval to pay dividends.

The Company paid a preferred stock dividend of $688,000 on May 15, 2010 and accrued for the preferred stock dividends of $344,000 at June 30, 2010 which will be included in the next payment scheduled on August 15, 2010.

17. PREFERRED STOCK AND COMMON STOCK WARRANTS

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

The Series B Preferred Stock is mandatorily converted in to common stock on the third business day following the approval by the holders of common stock of the conversion at an initial conversion price of $3.75 per share if completed by May 17, 2010. The conversion price of $3.75 is less than the fair value of $5.23 per share of our common stock on December 29, 2009, the commitment date for the issuance of the Series B Preferred Stock. The Series B Preferred Stock was issued with a beneficial conversion feature with an intrinsic value of $1.48 per share or at a discount of $29,007,972.

The Series B Preferred Stock converted into 19,599,981 shares of Center Financial’s common stock effective March 29, 2010, after the Company received shareholder approval of such conversion at a Special Meeting of Shareholders held on March 24, 2010. The conversion ratio for each share of Series B Preferred Stock was equal to the quotient obtained by dividing the Series B Share Price of $1,000 by the conversion price of $3.75. The shares issued in this private placement were registered on a Form S-3 Registration Statement, as amended, which became effective April 8, 2010, thus removing the restrictions on resale.

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

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

18. POSTRETIREMENT SPLIT-DOLLAR ARRANGEMENT

As of January 1, 2008, the Company recorded the cumulative effect of a change in accounting principle for recognizing a liability for postretirement cost of insurance for endorsement split-dollar life insurance coverage with split-dollar arrangement for employees and non-employee directors in the amount of $1.4 million as a reduction of equity. On a monthly basis, the Company records benefit expense of such insurance coverage. Benefit expense during the three and six months ended both June 30, 2010 and 2009 amounted to approximately $24,000 and $49,000, respectively.

19. EARNINGS (LOSS) PER COMMON SHARE

Common stock outstanding at June 30, 2010 totaled 39,895,111 shares. Basic earnings (loss) per common share are calculated on the basis of weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share reflect additional common shares that would have been outstanding if dilutive potential common shares

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

had been issued. Diluted earnings (loss) per common share do not include all potentially dilutive shares that may result from the future exercise or vesting of outstanding stock options and restricted stock awards. Exercise of options is not assumed if the result would be anti-dilutive such as when a loss from continuing operations is reported.

The following table sets forth the Company’s earnings (loss) per common share calculation for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010			2009
	(Dollars in thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net (Loss)	Average Number of Shares	Per Share Amounts
Basic earnings (loss) per share
Net income (loss)	$7,502	$39,895	$0.19	$(12,787)	16,789	$(0.76)
Less : preferred stock dividends and accretion of preferred stock discount	(746)	—	(0.02)	(739)	—	(0.05)

Income (loss) available to common shareholders	6,756	39,895	0.17	(13,526)	16,789	(0.81)
Effect of dilutive securities:
Stock options and restricted stock awards	—	13	—	—	—	—

Diluted earnings (loss) per share
Income (loss) available to common shareholders	$6,756	39,908	$0.17	$(13,526)	16,789	$(0.81)

	Six Months Ended June 30,
	2010			2009
	(Dollars in thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net (Loss)	Average Number of Shares	Per Share Amounts
Basic earnings (loss) per share
Net income (loss)	$10,269	$30,642	$0.34	$(15,513)	16,789	$(0.92)
Less : preferred stock dividends and accretion of preferred stock discount	(30,498)	—	(1.00)	(1,470)	—	(0.09)

Income (loss) available to common shareholders	(20,229)	30,642	(0.66)	(16,983)	16,789	(1.01)
Effect of dilutive securities:
Stock options and restricted stock awards	—	—	—	—	—	—

Diluted earnings (loss) per share
Income (loss) available to common shareholders	$(20,229)	30,642	$(0.66)	$(16,983)	16,789	$(1.01)

The number of common shares underlying stock options which were outstanding but not included in the calculation of diluted earnings (loss) per share because they would have had an anti-dilutive effect amounted to approximately 689,000 and 714,000 shares, respectively, for the three and six months ended June 30, 2010 and 866,000 and 852,000 shares, respectively, for the same periods in 2009.

20. INCOME TAXES

The income tax provision amounted to $3.8 million and $5.2 million for the three and six months ended June 30, 2010 representing effective tax rates of 33.4% and 33.8%, respectively, compared to income tax benefit of $10.0 million and $12.2 million for the same periods in 2009 representing effective tax rates of (43.9)% and (44.1)%, respectively. The primary reasons for the difference from the federal statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax favored investments in low-income housing, municipal obligations, dividend exclusions, treatment of share-based payments amortization, an increase in cash surrender value of bank owned life insurance and California enterprise zone interest deductions and hiring credits. The Company reduced current taxes utilizing tax credits from investments in the low-income housing projects in the amount of $377,000 and $755,000 for the three and six months ended June 30, 2010, respectively, as compared to zero for the same periods in 2009.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns. The Company’s net deferred tax assets were $11.0 million, net of a valuation allowance of $16.0 million, as of June 30, 2010, and $11.6 million, net of a valuation allowance of $16.3 million, as of December 31, 2009. As of June 30, 2010, the Company’s deferred tax assets were primarily due to the allowance for loan losses.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The Internal Revenue Service (the “IRS”) and the Franchise Tax Board (the “FTB”) have examined the Company’s consolidated federal income tax returns for tax years up to and including 2005. As of June 30, 2010, the Company was under examination by the IRS for the 2006-2007 tax years and by the FTB for the 2005-2007 tax years. The Company does not anticipate any material changes as a result of the examinations. In addition, the Company does not have any unrecognized tax benefits subject to significant increase or decrease as a result of uncertainty.

21. FAIR VALUE MEASUREMENTS

Fair Values of Financial Instruments

The Company, using available market information and appropriate valuation methodologies available to management at June 30, 2010 and December 31, 2009, has determined the estimated fair value of financial instruments. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Furthermore, fair values do not reflect any premium or discount that may result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$328,995	$328,995	$232,802	$232,802
Investment securities available for sale	275,884	275,844	370,427	370,427
Non-covered loans, net	1,415,211	1,411,486	1,479,142	1,472,963
Covered Loans	122,362	122,362	—	—
Federal Home Loan Bank and other equity stock	16,266	16,266	15,673	15,673
FDIC loss share receivable	25,300	25,300
Customers’ liability on acceptances	2,504	2,504	2,341	2,341
Accrued interest receivable	5,707	5,707	6,879	6,879
Income tax receivable	15,214	15,214	16,140	16,140

Liabilities
Deposits	1,799,995	1,769,082	1,747,671	1,704,176
Other borrowed funds	171,823	183,809	148,443	157,593
Acceptances outstanding	2,504	2,504	2,341	2,341
Accrued interest payable	5,379	5,379	5,803	5,803
Long-term subordinated debentures	18,557	14,165	18,557	13,790
Accrued expenses and other liabilities	11,721	11,721	13,927	13,927

Off-balance sheet items
Commitments to extend credit	160,351	205	$187,148	$240
Standby letter of credit	22,615	339	21,284	319
Commercial letters of credit	37,038	139	22,190	84
Performance bonds	469	7	651	9

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate as follows:

Cash and Cash Equivalents—The carrying amounts approximate fair value due to the short-term nature of these instruments.

Securities—The fair value of securities is generally determined by quoted market prices and the valuation techniques available under the market approach, income approach and/or cost approach are used. The Company’s evaluations are based on market data and combinations of these approaches for its valuation methods are used depending on the asset class.

Non-covered Loans—Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed rate loans, as well as anticipated repayment schedules. The fair value of adjustable rate loans is based on the estimated discounted cash flows utilizing the discount rates that approximate the pricing of loans collateralized by similar properties or assets. The estimated fair value is net of allowance for loan losses, deferred loan fees, and deferred gain on SBA loans.

Covered Loans—Covered loans are measured at estimated fair value on the date of acquisition. Carrying value is calculated as the present value of expected cash flows and approximates fair value.

Federal Home Loan Bank and Pacific Coast Bankers Bank stock—The carrying amounts approximate fair value, as the stocks may be sold back to the Federal Home Loan Bank and other bank at carrying value.

FDIC Loss Share Receivable— The fair value of FDIC loss share receivable is based on the discounted value of expected future cash flows under the loss sharing agreement with the FDIC.

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

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets

Securities

U.S. Treasury—Fair values for U.S. Treasury securities are measured by using quoted market prices, a Level 1 measurement.

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

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company continues to utilize Moody’s Analytics to compute the fair value of the CDO TRUPS security. Moody’s continues to update their valuation process in order to refine and improve the estimate of default probabilities to align the valuation methodology with industry practices.

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

There are three maturity assumptions, since the final maturity on the CDO TRUPS securities can be no longer than thirty years but may be less than that as well. From the percentage impact in the 300 basis points column, an illiquidity discount of 300 basis points seems to be sufficient and reasonable based on management’s opinion in consideration of current market conditions. The maturity date on the Company’s CDO TRUPS security is October 3, 2032 and that would put the price impact for illiquidity at a 45% to 59% discount as of June 30, 2010.

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

Loans held for sale

Loans held for sale are measured at the lower of cost or fair value. As of June 30, 2010, the Company has $27.1 million of loans held for sale. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At June 30, 2010, all loans held for sale were recorded at its cost. The Company measures loans held for sale on a nonrecurring basis with Level 2 inputs.

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

Other Real Estate Owned (“OREO”)

OREO is transferred at fair value and is carried at the lower of its carrying value or its fair value less anticipated disposal cost. Fair value of the OREO is determined by appraisals or independent valuation, which is then adjusted for the cost associated with liquidating the property. The Company measures OREO on a nonrecurring basis with Level 2 inputs.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Assets measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
Assets measured at fair value on a recurring basis	Total as of 6/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$300	$300	$—	$—
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	55,308	—	55,308	—
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	159,723	—	159,723	—
Corporate trust preferred securities	1,790	—	—	1,790
Mutual Funds backed by adjustable rate mortgages	4,653	—	4,653	—
Fixed rate collateralized mortgage obligations	54,070	—	54,070	—

Total available-for-sale securities	$275,844	$300	$273,754	$1,790

	Total as of 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury	$300	$300	$—	$—
U.S. Governmental agencies and U.S. Government sponsored enterprise securities
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	74,270	—	74,270	—
U.S. Governmental agencies and U.S. Government	212,175	—	212,175	—
Corporate trust preferred securities	2,404	—	—	2,404
Mutual Funds backed by adjustable rate mortgages	4,533	—	4,533	—
Fixed rate collateralized mortgage obligations	76,745	—	76,745	—
Corporate debt securities	—	—	—	—

Total available-for-sale securities	$370,427	$300	$367,723	$2,404

The following table presents the aggregated balance of assets measured at estimated fair value on a nonrecurring basis through the six months ended June 30, 2010, and the total losses resulting from these fair value adjustments for the three and six months ended June 30, 2010 and 2009:

	Through June 30, 2010				Total losses
					Three months ended	Six months ended
Assets measured at fair value on a non-recurring basis	Level 1	Level 2	Level 3	Total	June 30, 2010
Impaired Loans	$—	$—	$110,441	$110,441	$6,705	$13,087
OREO	—	—	2,778	2,778	297	1,076

Total	$—	$—	$113,219	$113,219	$7,002	$14,163

					Total losses
	Through June 30, 2009				Three months ended	Six months ended
	Level 1	Level 2	Level 3	Total	June 30, 2009
Impaired Loans	$—	$—	$147,410	$147,410	$18,744	$19,676
OREO	—	—	4,567	4,567	—	—

Total	$—	$—	$151,977	$151,977	$18,744	$19,676

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents the Company’s reconciliation and statement of operations classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 and 2009, respectively.

	Three months ended
(Dollars in thousands)	June 30, 2010	June 30, 2009
Balance, beginning of period	$2,212	$1,908
Purchases, Issuances and Settlements	—	—
Gain (Loss) in Earnings (Expenses)	—	—
Gain (Loss) in Other Comprehensive Income	(422)	1,676
Transfer in/out of Level 3	—	—

Balance, end of period	$1,790	$3,584

	Six months ended
(Dollars in thousands)	June 30, 2010	June 30, 2009
Balance, beginning of period	$2,404	$—
Purchases, Issuances and Settlements	—	—
Gain (Loss) in Earnings (Expenses)	—	—
Gain (Loss) in Other Comprehensive Income	(614)	1,676
Transfer in/out of Level 3	—	1,908

Balance, end of period	$1,790	$3,584

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

22. SUBSEQUENT EVENTS

Based on the Company’s evaluation, there were no significant subsequent events through the evaluation date that required disclosure.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the major factors that influenced the Company’s consolidated results of operations for the three and six months ended June 30, 2010 and 2009 and financial condition as of June 30, 2010 and December 31, 2009. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 and with the unaudited consolidated financial statements and notes as set forth in this report.

FORWARD-LOOKING STATEMENTS

Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are forward looking statements. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. Risks and uncertainties include, but not limited to, possible future deteriorating economic conditions in the Company’s areas of operation; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risks of available-for-sale securities declining significantly in value as interest rates rise or issuers of such securities suffer financial losses; increased competition among depository institutions; successful completion of planned acquisitions and effective integration of the acquired entities; the economic and regulatory effects of the continuing war on terrorism and other events of war, including the wars in Iraq and Afghanistan; the effect of natural disasters, including earthquakes, fires and hurricanes; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, see “Risk Factors”; and “Interest Rate Risk Management” and “Liquidity and Capital Resources” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K, as amended, for the year ended December 31, 2009, as supplemented by the information contained in this report.

Recent Legislation Impacting the Financial Services Industry

On July 21 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•

Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and certain others, including the examination and enforcement powers with respect to any bank with more than $10 billion in assets.

•	Restrict the preemption of state consumer financial protection law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.

•	Require new capital rules and apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

•

Require the Office of the Comptroller of the Currency to seek to make its capital requirements for national banks countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Require publicly-traded bank holding companies with assets of $10 billion or more to establish a risk committee responsible for enterprise-wide risk management practices.

•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated average assets less tangible capital.

•

Increase the minimum ratio of net worth to insured deposits of the Deposit Insurance Fund from 1.15% to 1.35% and require the FDIC, in setting assessments, to offset the effect of the increase on institutions with assets of less than $10 billion.

•	Provide for new disclosure and other requirements relating to executive compensation and corporate governance.

•

Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Give the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•	Require all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

•	Restrict proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the financial services industry more generally. Provisions in the legislation that affect deposit insurance assessments, and payment of interest on demand deposits could increase the costs associated with deposits.

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

To determine whether a debt security is other-than temporarily impaired, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. In instances where a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than temporary impairment needs to be recognized in the statement of operations. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

Allowance for Loan Losses

Loan losses are charged and recoveries are credited to the allowance for loan losses. Additions to the allowance are charged to the provision for loan losses. The allowance for loan losses is maintained at a level considered adequate by management to absorb inherent losses in the loan portfolio. The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the loan portfolio, consideration of historical loan loss experience, current economic conditions, changes in the composition of the loan portfolio, analysis of collateral values, and other pertinent factors. While management uses available information to recognize possible losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additional allowance based on their judgments about information available to them at the time of their examination.

Impaired Loans

Loans are measured for impairment when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. The amount of impairment and any subsequent changes are recorded through the provision for loan losses as an adjustment to the allowance for loan losses. Impairment is measured either based on the present value of the loan’s expected future cash flows or the estimated fair value of the collateral less related liquidation costs. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The Company evaluates consumer loans for impairment on a pooled basis. These loans are generally smaller homogeneous loans, and are evaluated on a portfolio basis accordingly.

Deferred Taxes

Deferred income taxes are provided for using an asset and liability approach. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the interim consolidated financial statements. As of June 30, 2010, the Company’s deferred tax assets were primarily due to the allowance for loans losses.

A valuation allowance has been established against the deferred tax asset due to an uncertainty of realization. The valuation allowance is reviewed quarterly to analyze whether there is sufficient positive or negative evidence to support a change in management’s judgment about the realizability of the related deferred tax asset.

Share-based Compensation

In accordance with FASB ASC 718, Stock Compensation, the Company recognizes compensation expense for all share-based payments made to employees based on the fair value of the share-based payment on the date of grant. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, is recognized on a straight-line basis in the consolidated statements of operations over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, is recognized in the consolidated statements of operations on a straight-line basis over the vesting period. In determining the fair value of stock options, the Company uses the Black-Scholes option-pricing model that employs the following assumptions:

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

Acquired Loans

In accordance with FASB ASC 310-30, acquired loans were aggregated into pools based on individually evaluated common risk characteristics and expected cash flows were estimated on a pool basis. A pool was accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Company aggregated all of the loans, with the exception of a small population of loans, acquired in the FDIC-assisted acquisition of Innovative Bank into seven different pools. A loan will be removed from a pool of loans only if the loan is sold, foreclosed, assets are received in satisfaction of the loan, or the loan is written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received will be recognized in income immediately and would not affect the effective yield used to recognize the accretable difference on the remaining pool. If, at acquisition, the loans are collateral dependent and acquired primarily for the rewards of ownership of the underlying collateral, or if cash flows expected to be collected cannot be reasonably estimated, accrual of income is inappropriate. Such loans will be placed into nonperforming loan pools.

The cash flows expected to be received over the life of the pool were estimated by management with the assistance of a third party valuation specialist. These cash flows were utilized in calculating the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speeds assumptions will be periodically reassessed and updated within the accounting model to update the expectation of future cash flows. The excess of the cash flows expected to be collected over the pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield will change due to changes in the timing and amounts of expected cash flows. For the performing loan pools, we initially apply a prepayment assumption as documented by the valuation specialist. Changes in the accretable yield will be disclosed quarterly.

The excess of the contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents the Company’s estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through the accretable difference on a prospective basis. Any subsequent decreases in expected cash flows over those expected at the purchase date are recognized by recording a provision for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures, result in the removal of the loan from the pool at its carrying amount. The difference between actual prepayments and expected prepayments will not affect the nonaccretable difference.

The acquired loan portfolio also includes revolving lines of credit with funded and unfunded commitments. Funds advanced at the time of acquisition will be accounted for under FASB ASC 310-30. Any additional advances on these loans subsequent to the acquisition will not be accounted for under ASC 310-30.

Recent Developments

FDIC-assisted acquisition

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

Informal Regulatory Agreements

Effective December 18, 2009, the Bank entered into a memorandum of understanding (“MOU”) with the FDIC and the Department of Financial Institutions (the “DFI”). The MOU is an informal administrative agreement pursuant to which the Bank agreed to take various actions and comply with certain requirements to facilitate improvement in its financial condition. In accordance with the MOU, the Bank agreed among other things to (a) develop and implement strategic plans to restore profitability; (b) develop a capital plan containing specified elements including achieving by December 31, 2009 and thereafter maintaining a Leverage Capital Ratio of not less than 9% and a Total Risk-Based Capital Ratio of not less than 13%; (c) refrain from paying cash dividends without prior regulatory approval; (d) reduce the amounts of its assets adversely classified or criticized in its most recent FDIC examination or internally graded Special Mention within certain specified time parameters; (e) increase the allowance for loan and lease losses (“ALLL”) by $18.7 million (which was completed in the second quarter of 2009) and thereafter maintain an appropriate ALLL balance; (f) develop and implement certain specified policies and procedures relating to the ALLL, troubled debt restructurings, and non-accrual and impaired loans; (g) develop and implement a plan for reducing concentrations of commercial real estate loans; (h) make certain revisions to the Bank’s liquidity policy concerning “high-rate” deposits and reduce the Net Non-Core Funding Dependency Ratio to less than 40% by December 31, 2010; (i) conduct a complete review of management and staffing and submit written findings to the FDIC and the DFI concerning the same; (j) notify the FDIC and the DFI prior to appointing any new director or senior executive officer; (k) refrain from establishing any new offices without prior regulatory approval; and (l) submit written quarterly progress reports to the FDIC and the DFI detailing the form and manner of any actions taken to secure compliance with the MOU and the results thereof.

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

The MOUs will remain in effect until modified or terminated by the FRB, the FDIC and the DFI. We do not expect the actions called for by the MOUs to change our business strategy in any material respect, although they may have the effect of limiting or delaying the Bank’s or the Company’s ability or plans to expand. The board of directors and management of the Bank and the Company have taken various actions to comply with the MOUs, and will continue to diligently endeavor to take all actions necessary for compliance. Management believes that the Bank and the Company are currently in substantial compliance with the terms of the MOUs, although formal determinations of compliance with the MOUs can only be made by the regulatory authorities. In that regard, the Bank’s Leverage Capital Ratio and Total Risk-Based Capital ratios as of June 30, 2010 were 12.09% and 18.05%, considerably in excess of the required ratios for the Bank.

EXECUTIVE OVERVIEW

The Company recorded consolidated net income for the three and six months ended June 30, 2010 of $7.5 million and $10.3 million, or income of $0.17 and a loss of $0.66 per diluted common share, respectively, compared to consolidated net loss of $12.8 million and $15.5 million, or a loss of $0.81 and $1.01 per diluted common share for the same periods in 2009. The following were significant highlights related to the results during the three and six months ended June 30, 2010 as compared to the corresponding periods of 2009:

•

The provision for loan losses on non-covered loans was $5.0 million and $12.0 million for the three and six months ended June 30, 2010 compared to $29.8 million and $44.3 million for the same periods in 2009. The decrease was primarily due to an improvement of risk factors.

•

The Company recorded a bargain purchase gain of $5.9 million, net of expense related to equity appreciation rights exercised by the FDIC, during the three months ended June 30, 2010 as a result of the FDIC-assisted acquisition of Innovative Bank. The operations of former Innovative Bank are included in the operating results from April 15, 2010 contributing pre-tax earnings of $1.4 million for the second quarter of 2010.

•

Net interest income before provision for loan losses was $17.5 million and $33.9 million for the three and six months ended June 30, 2010, respectively, as compared to $15.3 million and $31.2 million for the same periods in 2009. The average investment portfolio for the three and six months ended June 30, 2010 was $298.4 million and $339.1 million, respectively, compared to $227.0 million and $216.2 million, respectively, for the same periods in 2009. The increase in net interest income before provision for loan losses was a result of the decrease in interest expenses to greater extent than that of interest income for the three and six months ended June 30, 2010 compared to the same periods in 2009. Most of the decrease in interest income resulted from rate reductions in money market accounts and time certificates of deposits during the aforementioned periods noted above.

•

The net interest margin for the three and six months ended June 30, 2010 increased to 3.53% and 3.35%, respectively, compared to 2.96% and 3.14%, respectively, for the same periods of 2009. Interest income on all non-accrual loans amounting to $894,000 and $1.3 million was not recognized during the three and six months ended June 30, 2010 compared to $661,000 and $1.2 million during the same periods in 2009.

•

The Company’s efficiency ratio improved to 43.0% and 45.7% for the three and six months ended June 30, 2010, respectively, compared to 62.5% and 56.5% for the same periods in 2009. The improvement mainly relates to the increase in net interest income, a bargain purchase gain and gain on sale of securities available for sale and the decreases in the FDIC assessment and fair value adjustments for other real estate owned.

•

Return on average assets and return on average equity increased to 1.38% and 11.43%, respectively, for the three months ended June 30, 2010, compared to (2.32)% and (23.95)% during the same periods in 2009. Return on average assets and return on average equity increased to 0.93% and 7.88%, respectively, for the six months ended June 30, 2010, compared to (1.47)% and (14.29)% during the same periods in 2009. Return on average assets and the return on average equity increased due to the Company’s return to profitability primarily resulting from the improvement in the net interest margin, a decrease in the loan loss provision and an increase in total noninterest income including the bargain purchase gain during the three and six months ended June 30, 2010 as compared to the same periods in 2009.

The following are important factors in understanding the Company’s financial condition and liquidity:

•

The Company’s gross non-covered loans decreased by $64.0 million, or 4.3%, during the six months ended June 30, 2010. Net non-covered loans and loans held for sale decreased by $63.9 million, or 4.3%, to $1.42 billion at June 30, 2010, as compared to $1.48 billion at December 31, 2009. The decrease in the loan portfolio was mainly the result of lower levels of loan production and higher levels of loan pay-offs and note sales during the first six months of 2010. The continued economic instability has continued to adversely affect the Company’s ability to originate loans in the current year.

•

Total non-covered nonperforming loans increased to $67.5 million as of June 30, 2010 from $63.5 million as of December 31, 2009 and $38.9 million as of June 30, 2009, respectively. The increase from December 31, 2009 to June 30, 2010 primarily resulted from the increases in nonperforming commercial real estate loans of $8.4 million and SBA loans of $0.8 million offset by the decreases in nonperforming construction real estate loans of $3.9 million.

•

Total deposits increased $52.3 million or 3.0% to $1.80 billion at June 30, 2010 compared to $1.75 billion at December 31, 2009. The increase resulted mainly from the assumption of Innovative Bank’s deposits.

•	The ratio of net loans to total deposits slightly increased to 85.4% at June 30, 2010 as compared to 84.6% at December 31, 2009.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in the interim consolidated statements of operations, the Company recorded consolidated net income of $7.5 million and $10.3 million during the three and six months ended June 30, 2010 compared to consolidated net loss of $12.8 million and $15.5 million during the same periods in 2009. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield 1)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield 1)
Assets:
Interest-earning assets:
Loans 2)	$1,498,956	$21,388	5.72%	$1,622,366	$24,742	6.12%
Federal funds sold	185,860	102	0.22	227,678	114	0.20
Investments 3) 4)	298,392	2,859	3.84	227,014	2,343	4.14

Total interest-earning assets	1,983,208	24,349	4.92	2,077,058	27,199	5.25

Noninterest - earning assets:
Cash and due from banks	89,749			53,934
Bank premises and equipment, net	12,845			14,382
Customers’ acceptances outstanding	2,353			3,073
Accrued interest receivables	6,165			7,037
Other assets	84,064			53,653

Total noninterest-earning assets	195,176			132,079

Total assets	$2,178,384			$2,209,137

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$475,608	$1,361	1.15%	$492,730	$2,572	2.09%
Savings	92,390	619	2.69	63,569	552	3.48
Time certificates of deposit over $100,000	499,851	1,816	1.46	582,390	4,219	2.91
Other time certificates of deposit	265,746	1,264	1.91	344,761	2,570	2.99

	1,333,595	5,060	1.52	1,483,450	9,913	2.68
Other borrowed funds	167,541	1,671	4.00	168,147	1,782	4.25
Long-term subordinated debentures	18,557	143	3.09	18,557	181	3.91

Total interest-bearing liabilities	1,519,693	6,874	1.81	1,670,154	11,876	2.85

Noninterest-bearing liabilities:
Demand deposits	379,059			304,931

Total funding liabilities	1,898,752		1.45%	1,975,085		2.41%

Other liabilities	18,488			19,937

Total noninterest-bearing liabilities	397,547			324,868
Shareholders’ equity	261,144			214,115

Total liabilities and shareholders’ equity	$2,178,384			$2,209,137

Net interest income		$17,475			$15,323

Cost of deposits			1.19%			2.22%

Net interest spread 5)			3.11%			2.40%

Net interest margin 6)			3.53%			2.96%

1)	Average rates/yields for these periods have been annualized.
2)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $61,000 for the three months ended June 30, 2010 and $552,000 for the same period in 2009. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

3)	Investments include securities available for sale, securities held to maturity, FHLB and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.
4)

Interest income on a tax equivalent basis for tax-advantaged investments was not included in the computation of yields. Such income amounted to $0 and $1,000 for the three months ended June 30, 2010 and 2009, respectively.

5)	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
6)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets as adjusted for tax equivalent basis for any tax advantaged income.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield 7)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield 7)
Assets:
Interest-earning assets:
Loans 8)	$1,508,357	$42,016	5.62%	$1,645,491	$49,053	6.01%
Federal funds sold	191,185	162	0.17	142,610	149	0.21
Investments 9) 10)	339,106	5,803	3.45	216,157	4,634	4.32

Total interest-earning assets	2,038,648	47,981	4.75	2,004,258	53,836	5.42

Noninterest-earning assets:
Cash and due from banks	89,714			47,584
Bank premises and equipment, net	13,066			14,565
Customers’ acceptances outstanding	2,423			3,460
Accrued interest receivables	6,293			6,946
Other assets	83,829			49,818

Total noninterest-earning assets	195,325			122,373

Total assets	$2,233,973			$2,126,631

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$516,774	$2,664	1.04%	$472,579	$4,794	2.05%
Savings	90,527	1,230	2.74	57,490	1,004	3.52
Time certificates of deposit over $100,000	511,735	4,173	1.64	533,662	7,889	2.98
Other time certificates of deposit	279,801	2,454	1.77	326,789	4,950	3.05

	1,398,837	10,521	1.52	1,390,520	18,637	2.70
Other borrowed funds	160,133	3,274	4.12	172,481	3,600	4.21
Long-term subordinated debentures	18,557	283	3.08	18,557	373	4.05

Total interest-bearing liabilities	1,577,527	14,078	1.80	1,581,558	22,610	2.88

Noninterest-bearing liabilities:
Demand deposits	374,997			305,308

Total funding liabilities	1,952,524		1.45%	1,886,866		2.42%

Other liabilities	20,838			20,864

Total noninterest-bearing liabilities	395,835			326,172
Shareholders’ equity	260,611			218,901

Total liabilities and shareholders’ equity	$2,233,973			$2,126,631

Net interest income		$33,903			$31,226

Cost of deposits			1.20%			2.22%

Net interest spread 11)			2.95%			2.53%

Net interest margin 12)			3.35%			3.14%

7 )	Average rates/yields for these periods have been annualized.
8 )

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $132,000 for the six months ended June 30, 2010 and $695,000 for the same period in 2009. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

9)	Investments include securities available for sale, securities held to maturity, FHLB and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.
10)

Interest income on a tax equivalent basis for tax-advantaged investments was not included in the computation of yields. Such income amounted to $0 and $5,000 for the six months ended June 30, 2010 and 2009, respectively.

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

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume) and (ii) changes in interest rates (rate):

	Three Months Ended June 30, 2010 vs. 2009 Increase (Decrease) Due to Change In			Six Months Ended June 30, 2010 vs. 2009 Increase (Decrease) Due to Change In
	Volume	Rate 13)	Total	Volume	Rate 13)	Total
Interest income:
Loans 14)	$(1,816)	$(1,538)	$(3,354)	$(3,938)	$(3,099)	$(7,037)
Federal funds sold	(22)	10	(12)	45	(32)	13
Investments 15)	694	(178)	516	2,243	(1,074)	1,169

Total earning assets	(1,144)	(1,706)	(2,850)	(1,650)	(4,205)	(5,855)

Interest expense:
Money market and super NOW accounts	(87)	(1,126)	(1,213)	414	(2,544)	(2,130)
Savings deposits	212	(145)	67	485	(258)	227
Time Certificates of deposits	(1,039)	(2,668)	(3,707)	(949)	(5,264)	(6,213)
Other borrowings	(7)	(104)	(111)	(254)	(72)	(326)
Long-term subordinated debentures	—	(38)	(38)	—	(90)	(90)

Total interest-bearing liabilities	(921)	(4,081)	(5,002)	(304)	(8,228)	(8,532)

Net interest income before provision for loan losses	$(223)	$2,375	$2,152	$(1,346)	$4,023	$2,677

13 )	Average rates/yields for these periods have been annualized.
14 )

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $61,000 and $132,000 for the three and six months ended June 30, 2010 and $552,000 and $695,000 for the same periods in 2009. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

15 )

Interest income on a tax equivalent basis for tax-advantaged investments was not included in the computation of yields. Such income amounted to $0 for the three and six months ended June 30, 2010 and compared to $1,000 and $5,000 for the same periods in 2009, respectively.

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

Total interest and dividend income for the three and six months ended June 30, 2010 were $24.3 million and $48.0 million, respectively, compared to $27.2 million and $53.8 million for the same periods in 2009. The decrease was primarily due to an increase in average nonperforming loans and the reduction in average earning assets. Average net loans decreased by $1.8 million and $3.9 million, respectively, for the three and six months ended June 30, 2010 compared to the same periods in 2009. In addition, interest income on non-accrual loans amounting to $894,000 and $1.3 million was not recognized during the three and six months ended June 30, 2010 compared to $661,000 and $1.2 million during the same periods in 2009.

Total interest expense for the three and six months ended June 30, 2010 decreased by $5.0 million or 42.1% and $8.5 million or 37.7% compared to the same periods in 2009. The decreases were primarily due to the gradual decrease in deposit cost and management’s effort to change the deposit mix focusing more on lower cost deposits during the past year. The percentage of noninterest-bearing demand deposits to total deposits increased to 22.1% at June 30, 2010 compared to 20.2% at December 31, 2009. Average interest bearing liabilities decreased by $150.5 million or 9.0% and $4.0 million or 0.3% for the three and six months ended June 30, 2010 compared to the same periods in 2009 and noninterest-bearing demand deposits increased by $45.2 million or 12.8% at June 30, 2010 compared to December 31, 2009.

As a result, net interest income before provision for loan losses was $17.5 million and $33.9 million, respectively, for three and six months ended June 30, 2010 compared to $15.3 million and $31.2 million for the same periods in 2009, respectively. In addition, the net interest margin for the three and six months ended June 30, 2010 increased to 3.53% and 3.35% from 2.96% and 3.14% for the same periods in 2009, respectively.

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

The provision for loan losses was $5.0 million and $12.0 million for the three and six months ended June 30, 2010 compared to $29.8 million and $44.3 million for the same periods in 2009. The decrease was primarily due to a stabilization of risk factors. Management believes that the $12.0 million loan loss provision was adequate for the six months ended June 30, 2010 and that the allowance for loans losses of $58.4 million as of June 30, 2010 is adequate.

While management believes that the allowance for loan losses, representing 3.97% of total loans at June 30, 2010 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimated, inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in thousands)				(Dollars in thousands)
Customer service fees	$2,086	18.86%	$2,022	8.20%	$4,117	24.58%	$3,996	55.41%
Fee income from trade finance transactions	720	6.51	587	16.90	1,378	8.23	1,136	15.75
Wire transfer fees	331	2.99	279	8.03	612	3.65	546	7.57
Gain on business acquisition	5,900	53.36	—	—	5,900	35.23	—	—
Gain on sale of loans	1,203	10.88	—	—	1,203	7.18	—	—
Net gain (loss) on sale of securities available for sale	—	—	—	—	2,209	13.19	(49)	(0.68)
Loan service fees	427	3.86	185	5.33	587	3.51	459	6.36
Other income	391	3.54	401	11.54	741	4.42	1,124	15.59

Total noninterest income	$11,058	100.00%	$3,474	100.00%	$16,747	100.00%	$7,212	100.00%

As a percentage of average earning assets		2.24%		0.67%		1.66%		0.73%

For the three and six months ended June 30, 2010, noninterest income was $11.1 million and $16.8 million compared to $3.5 million and $7.2 million for the same periods in 2009, and, as a percentage of average earning assets, increased to 2.24% and 1.66% from 0.67% and 0.73% for the same periods in 2009, respectively. The increases in the amount during the second quarter of 2010 primarily resulted from the gain on business acquisition of $5.9 million and gain on sale of SBA loans of $1.2 million. The increase during the six months ended June 30, 2010 was due to the gain on sale of securities available for sale of $2.2 million in addition to the factors discussed for the second quarter of 2010. The primary sources of recurring noninterest income continued to be customer service fees and fee income from trade finance transactions.

Customer service fees for the three and six months ended June 30, 2010 increased by $64,000 or 3.2% and $121,000 or 3.0%, respectively, as compared to the same periods in 2009. These increases were due primarily to a nominal increase in customer accounts and the increases in fee charges during the past year.

Fee income from trade finance transactions for the three and six months ended June 30, 2010 increased by $133,000, or 22.7% and $242,000 or 22.3%, respectively, as compared to the same periods in 2009. The increases were due to growth in international trade activity by the Company’s customers partially due to stabilization of the foreign exchange rate with the Korean currency.

The Company recognized a bargain purchase gain of $5.9 million relating to the Innovative Bank acquisition, net of the equity appreciation instrument cost of $1.4 million, during the three months ended June 30, 2010.

The Company sold SBA loans of $15.3 million to a secondary market realizing gain of $1.2 million during the three months ended June 30, 2010.

The Company sold $56.8 million of securities available for sale in U.S. Government Sponsored Enterprise investment securities and realized a gain of $2.2 million during the first quarter of 2010. The sale was to rebalance the duration and mix of the investment securities portfolio.

Loan service fees increased $242,000 or 130.8% and $128,000 or 27.9%, respectively, for the three and six months ended June 30, 2010 compared to the same periods in 2009. The increases were primarily due to servicing income on SBA loans acquired from Innovative Bank.

Other income decreased by $383,000, or 34.1% for the six months ended June 30, 2010 as compared to the same period in 2009. The decrease was due to non-recurring income during the first quarter of 2009, where the Company received a settlement payment of $350,000 as a result of a settlement agreement with one of the original defendants in the KEIC litigation.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)				(Dollars in thousands)
Salaries and employee benefits	$4,647	37.86%	$4,684	39.88%	$8,987	38.84%	$8,973	40.99%
Occupancy	1,437	11.71	1,248	10.63	2,632	11.38	2,430	11.10
Furniture, fixtures, and equipment	640	5.21	517	4.40	1,147	4.96	1,045	4.77
Data processing	654	5.33	522	4.44	1,118	4.83	1,117	5.10
Legal fees	279	2.27	408	3.47	585	2.53	650	2.97
Accounting and other professional fees	546	4.45	352	3.00	861	3.72	762	3.48
Business promotion and advertising	415	3.38	344	2.93	672	2.90	682	3.12
Stationery and supplies	94	0.77	105	0.89	123	0.53	214	0.98
Telecommunications	190	1.55	152	1.29	348	1.50	321	1.47
Postage and courier service	112	0.91	47	0.40	189	0.82	193	0.88
Security service	285	2.32	261	2.22	520	2.25	506	2.31
Regulatory assessment	1,037	8.45	1,642	13.98	2,023	8.74	2,235	10.21
Merger-related expenses	129	1.05	—	—	129	0.56	—	—
OREO related expenses	400	3.26	147	—	1,359	5.87	154	—
Other operating expenses	1,408	11.47	1,316	12.46	2,443	10.56	2,611	12.63

Total noninterest expenses	$12,273	100.00%	$11,745	100.00%	$23,136	100.00%	$21,893	100.00%

As a percentage of average earning assets		2.48%		2.27%		2.29%		2.20%
Efficiency ratio		43.01%		62.48%		45.68%		56.46%

For the three and six months ended June 30, 2010, noninterest expense increased 4.5% and 5.7% to $12.3 million and $23.2 million, respectively, compared to $11.7 million and $21.9 million for the same periods in 2009. The increase in noninterest expense for the three and six months period was primarily attributable to the increases in fair value adjustment charges for other real estate owned and occupancy expenses offset by the decreases in the FDIC insurance premium and legal fees. Noninterest expense as a percentage of average earning assets was 2.48% and 2.29%, respectively, for the three and six months ended June 30, 2010 compared to 2.27% and 2.20%, respectively, for the same periods in 2009.

The Company’s efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income and noninterest income, improved to 43.0% and 45.7% for the three and six months ended June 30, 2010, compared to 62.5% and 57.0% for the same periods in 2009. The improvement relates to the increase in noninterest income especially in bargain purchase gain from Innovative acquisition, gain on sale of SBA loans, gain on sale of securities available for sale offset by the overall increases in noninterest expenses.

Salaries and benefits expenses remained virtually unchanged for the three and six months ended June 30, 2010 compared to the same periods in 2009. The number of staff has consistently decreased during the past year. The Company retained certain number of employees of Innovative Bank resulting in the increase in salaries and benefits expenses in the current year.

Occupancy expenses increased 15.1% and 8.3%, respectively, to $1.4 million and $2.6 million for the three and six months ended June 30, 2010 compared to the same periods in 2009. These increases mainly reflect the additional office spaces of former Innovative Bank leased from the FDIC since the acquisition date through June 30, 2010.

Legal fees decreased by 31.6% and 10.0%, respectively, for the three and six months ended June 30, 2010 compared to the same periods in 2009. The decreases were mainly related to relatively more collection efforts for delinquent loans made during 2009.

Accounting and other professional fees increased 55.1% and 13.0%, respectively, for the three and six months ended June 30, 2010 compared to the same periods in 2009. The increases were mainly caused by professional services obtained in relation to Innovative Bank acquisition valuation and accounting.

Regulatory assessment expense decreased by 36.8% and 9.5%, respectively, for the three and six months ended June 30, 2010 compared to the same periods in 2009. The decrease was mainly the result of the special assessment paid during the second quarter of 2009.

The Company incurred merger related cost of $129,000 during the three months ended June 30, 2010. These costs were for investment advisory services and accounting and legal expenses.

OREO expenses increased to $253,000 and $1.2 million for the three and six months ended June 30, 2010 compared to $147,000 and $154,000 for the same periods in 2009. The valuation adjustment amounted to $215,000 and $994,000 during the three and six months ended June 30, 2010, respectively, compared to none during the same periods in 2009. The Company did not have any OREO property prior to the second quarter of 2009. The remainder of OREO expenses relate to carrying expenses.

Other operating expenses increased 7.0% to $1.4 million for the three months ended June 30, 2010 as compared to $1.3 million for the same period in 2009. For the six months ended June 30, 2010, other operation expenses decreased 5.7% to $2.4 million compared to $2.6 million for the same period in 2009. There were no individually significant items that contributed to the changes.

The remaining noninterest expenses include such items as furniture, fixture and equipment, data processing, business promotion and advertising, stationery and supplies, telecommunications, postage, courier service, and security service expenses. There were no individually significant items that contributed to the changes.

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

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns. The Company’s net deferred tax assets were $11.0 million as of June 30, 2010, and $11.6 million as of December 31, 2009. As of June 30, 2010, the Company’s deferred tax assets were primarily due to the allowance for loan losses and bargain purchase gain.

The income tax provision amounted to $3.8 million and $5.2 million for the three and six months ended June 30, 2010 representing effective tax rates of 33.4% and 33.8%, respectively, compared to income tax benefit of $10.0 million and $12.2 million for the same periods in 2009 representing effective tax rates of (43.9)% and (44.1)%, respectively. The primary reasons for the difference from the federal statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax favored investments in low-income housing, dividend exclusions, treatment of share-based payments amortization, an increase in cash surrender value of bank owned life insurance and California enterprise zone interest deductions and hiring credits. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $377,000 and $755,000 for the three and six months ended June 30, 2010, respectively, as compared to zero for the same periods in 2009.

It is management’s policy to separately disclose any penalties or interest arising from the application of federal or state income taxes. There were no penalties or interest assessed for the six months ended June 30, 2010.

The Internal Revenue Service (the “IRS”) and the Franchise Tax Board (the “FTB”) have examined the Company’s consolidated federal income tax returns for tax years up to and including 2005. As of June 30, 2010, the Company was under examination by the IRS for the 2006-2007 tax years and by the FTB for the 2005-2007 tax years. The Company does not anticipate any material changes as a result of the examinations. In addition, the Company does not have any unrecognized tax benefits subject to significant increase or decrease as a result of uncertainty.

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

Short-term Investments

The Company invests its excess available funds from daily operations primarily in overnight Fed Funds and Money Market Funds. Money Market Funds are composed primarily of government funds and high quality short-term commercial paper. The Company can redeem the funds at any time. As of June 30, 2010 and December 31, 2009, the amounts invested in Federal Funds were $236.5 million and $145.8 million, respectively. The average yield earned on these funds was 0.23% for the six months ended June 30, 2010 compared to 0.21% for the same period in 2009.

Investment Portfolio

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	As of June 30, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available for Sale:
U.S. Treasury	$300	$—	$—	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	55,052	256	—	55,308
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	154,457	5,266	—	159,723
Corporate trust preferred security	2,723	—	(933)	1,790
Mutual Funds backed by adjustable rate mortgages	4,500	153	—	4,653
Fixed rate collateralized mortgage obligations	53,340	753	(23)	54,070

Total securities available for sale	$270,372	$6,428	$(956)	$275,844

Total investment securities	$270,372	$6,428	$(956)	$275,844

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available for Sale:
U.S. Treasury	$300	$—	$—	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	74,001	274	(5)	74,270
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	206,975	5,358	(158)	212,175
Corporate trust preferred security	2,713	—	(309)	2,404
Mutual Funds backed by adjustable rate mortgages	4,500	33	—	4,533
Fixed rate collateralized mortgage obligations	76,533	728	(516)	76,745

Total securities available for sale	$365,022	$6,393	$(988)	$370,427

Total investment securities	$365,022	$6,393	$(988)	$370,427

The Company strives to maintain an investment portfolio with an adequate mix of fixed-rate and adjustable-rate securities with relatively short to moderate maturities to minimize overall interest rate risk. The Company’s investment securities portfolio consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored enterprise debt securities, mortgage-backed securities, and corporate debt. The mortgage backed securities and collateralized mortgage obligations (“CMO”) are all agency-guaranteed residential mortgages. The Company regularly models, evaluates and analyzes each agency CMO’s to capture its unique allocation of principal and interest.

As of June 30, 2010, securities available for sale totaled $275.8 million, compared to $370.4 million as of December 31, 2009. Securities available for sale as a percentage of total assets decreased to 12.1% as of June 30, 2010 compared to 16.9% at December 31, 2009. The Company sold $56.8 million of securities available for sale during the three and six months ended June 30, 2010. The Company sold $4.7 million (at book value) of its municipal holdings in the held-to-maturity category and reclassified the remaining $3.8 million (at fair value) to the available-for-sale category during the first quarter of 2009. The Company sold municipal securities due to concerns about declining credit quality in the municipal securities market and to improve liquidity in the investment portfolio.

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

Available-for-sale securities represented 100.0% of the investment portfolio as of June 30, 2010 and December 31, 2009. For the three and six months ended June 30, 2010, the yields on the average investment portfolio were 3.84% and 3.45%, respectively, as compared to 4.14% and 4.32%, respectively, for the same periods in 2009.

The following table summarizes, as of June 30, 2010, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

	Within one Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Treasury	$300	0.22%	$—	—%	$—	—%	$—	—%	$300	0.22%
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	—	—	53,308	1.80	2,000	1.03	—	—	55,308	1.77
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	—	—	2,082	4.65	31,913	3.33	125,728	3.72	159,723	3.65
Corporate trust preferred security	—	—	—	—	—	—	1,790	11.46	1,790	11.46
Mutual Funds backed by adjustable rate mortgages	4,653	3.38	—	—	—	—	—	—	4,653	3.38
Fixed rate collateralized mortgage obligations	—	—	—	—	11,510	2.16	42,560	3.39	54,070	3.13

Total available for sale	$4,953	3.19	$55,390	1.91	$45,423	2.93	$170,078	3.72	$275,844	3.22

Total investment securities	$4,953	3.19%	$55,390	1.91%	$45,423	2.93%	$170,078	3.72%	$275,844	3.22%

The following table shows the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010.

	As of June 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
Corporate trust preferred security	$1,790	$(933)	$—	$—	$1,790	$(933)
Collateralized mortgage obligations	8,475	(23)	—	—	8,475	(23)

Total	$10,265	$(956)	$—	$—	$10,265	$(956)

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental agencies and U.S. Government sponsored enterprise securities	$7,988	$(5)	$—		$7,988	$(5)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	$30,070	$(144)	$937	$(14)	$31,007	$(158)
Collateralized mortgage obligations	41,880	(516)	—	—	$41,880	$(516)
Corporate trust preferred security	—	—	2,404	(309)	$2,404	$(309)

Total	$79,938	$(665)	$3,341	$(323)	$83,279	$(988)

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

As of June 30, 2010, the Company had a total fair value of $8.5 million of securities, with unrealized losses of $23,000. We believe these unrealized losses are due to a temporary condition, primarily changes in interest rates, and do not reflect a deterioration of credit quality of the issuers. The market value of securities that have been in a continuous loss position for 12 months or more was $0 without any unrealized losses.

All individual securities that have been in a continuous unrealized loss position at June 30, 2010 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at June 30, 2010. These securities have decreased in value since their purchase dates as market interest rates have changed. However, the Company has the ability, and management intends, to hold these securities until their fair values recover to cost.

The Company owns one collateralized debt obligation (“CDO”) security that is backed by trust preferred securities (“TRUPS”) issued by banks and thrifts. The Company recognized an OTTI impairment during 2008 of $9.9 million to reduce the CDO TRUPS to fair value of $1.1 million. As of April 1, 2009, the noncredit related portion of the previous OTTI of $1.6 million was reinstated to the amortized cost of the security. At June 30, 2010, the fair value of the security was $1.8 million due to the decline in the fair value which is considered temporary.

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

The Company continues to utilize Moody’s Analytics to compute the fair value of the CDO TRUPS security. Moody’s continues to update their valuation process in order to refine and improve the estimate of default probabilities to better align the valuation methodology with industry practices.

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

There are three maturity assumptions since the final maturity on the CDO TRUPS securities can be no longer than thirty years but may be less than that as well. From the percentage impact in the 300 basis points column, an illiquidity discount of 300 basis points seems to be sufficient and reasonable based on management’s opinion in consideration of current market conditions. The maturity date on the Company’s CDO TRUPS security is October 3, 2032 and that would put the price impact for illiquidity at a 45% to 59% discount as of June 30, 2010.

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

In addition to the fair value computation of Moody’s Analytics, the Company considers additional factors to determine any OTTI for the CDO TRUPS security including review of trustee reports, monitoring of “break in yield” tests, analysis of current defaults and deferrals and the expectation for future defaults and deferrals. The Company reviews the key financial characteristics for individual issuers (commercial banks or thrifts) in the CDO TRUPS security and tracked issuer participation in the U.S. Treasury Department’s Capital Purchase Program (“CPP”). Also, the Company considers capital ratios, leverage ratios, nonperforming loan and nonperforming asset ratios, in addition to the review of changes to the credit ratings. The credit ratings of the Company’s CDO TRUPS security are “Ca” (Moody’s) and “C” (Fitch) as of June 30, 2010.

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

Based on the cash flow model, the CDO TRUPS security did not experience an adverse change in its cash flow status. As such, based on all of these factors, the Company determined that there was no OTTI adjustment in the current quarter. The risk of future OTTI will be highly dependent upon the performance of the underlying issuers. The Company does not have the intention to sell and does not believe it will be required to sell the CDO TRUPS security.

Non-covered Loan Portfolio

The following table sets forth the composition of the Company’s non-covered loan portfolio, including loans held for sale, as of the dates indicated:

	June 30, 2010		December 31, 2009
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$15,052	1.0%	$21,014	1.4%
Commercial 16)	937,792	63.6	1,007,794	65.5
Commercial	296,195	20.1	295,289	19.2
Trade Finance 17)	53,342	3.6	39,290	2.6
SBA 18)	60,531	4.1	49,933	3.2
Other 19)	40,024	2.7	50,037	3.3
Consumer	71,895	4.9	75,523	4.8

Total Non-covered Loans	1,474,831	100.00%	1,538,880	100.00%

Less:
Allowance for Loan Losses	58,435		58,543
Deferred Loan Fees	188		331
Discount on SBA Loans Retained	997		864

Net Non-covered Loans and Loans Held for Sale	$1,415,211		$1,479,142

[1] 6 )	Real estate commercial loans are loans secured by deeds of trust on real estate.
[1] 7 )	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.
18 )	Balance includes non-covered SBA loans held for sale of $27.1 million and $23.3 million, at the lower of cost or fair value, at June 30, 2010 and December 31, 2009, respectively.
[1] 9 )	Consists of term fed funds sold for maturity of greater than 1 day, transactions in process and overdrafts.

The Company’s total non-covered loans decreased by $64.0 million, or 4.2%, during the six months ended June 30, 2010. Net non-covered loans and loans held for sale decreased by $63.9 million, or 4.3%, to $1.42 billion at June 30, 2010, as compared to $1.48 billion at December 31, 2009. The decrease in the loan portfolio was mainly the result of lower levels of loan production and higher levels of loan pay-offs and note sales during the first six months of 2010. Net non-covered loans and loans held for sale as of June 30, 2010 represented 62.2% of total assets, compared to 67.5% as of December 31, 2009.

The decrease in total non-covered loans is comprised primarily of net decreases in commercial real estate loans of $70.0 million or 6.9%, other loans (mainly term fed funds sold) of $10.0 million or 20.0%, construction real estate loans of $6.0 million or 28.4% and consumer loans of $3.6 million or 4.8%, offset by net increases in trade finance loans of $14.1 million, or 35.8% and SBA loans of $10.6 million or 21.2%.

Construction real estate loans decreased to $15.1 million representing 1.0% of total non-covered loans as of June 30, 2010 compared to $21.0 million representing 1.4% of total loans as of December 31, 2009. As of June 30, 2010, commercial real estate loans remained the largest component of the Company’s total non-covered loan portfolio. Commercial real estate loans decreased to $937.8 million representing 63.6% of total non-covered loans as of June 30, 2010 compared to $1.0 billion representing 65.5% of total loans as of December 31, 2009.

Commercial business loans slightly increased to $296.2 million as of June 30, 2010 compared to $295.3 million at December 31, 2009. Trade finance loans increased to $53.3 million as of June 30, 2010 from $39.3 million at December 31, 2009.

The Company’s SBA portfolio increased to $60.5 million at June 30, 2010 compared to $49.9 million at December 31, 2009. During the three months ended June 30, 2010, the Company sold $15.3 million of SBA loans to a secondary market. As of June 30, 2010, the Company was servicing $119.7 million of sold SBA loans, compared to $113.0 million of sold SBA loans as of December 31, 2009.

Other loans mainly consisting of term fed funds sold decreased to $40.0 million representing 2.7% of total non-covered loans as of June 30, 2010 compared to $50.0 million representing 3.3% of total non-covered loans as of December 31, 2009. Consumer loans also decreased to $71.9 million representing 4.9% of total loans as of June 30, 2010 compared to $75.5 million representing 4.8% of total loans as of December 31, 2009.

It is currently the management’s intention to focus more on commercial business loans, SBA loans and trade finance loans than construction real estate loans and commercial real estate loans mainly due to the high concentration of real estate loans in the loan portfolio.

The Company has determined it has no reportable foreign credit risk.

Covered Loan Portfolio

Total covered loans at June 30, 2010 were $122.4 million. The following table presents the concentration of the covered loan portfolio at June 30, 2010.

	June 30, 2010
	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$—	—%
Commercial	76,280	62.3
Commercial	12,388	10.1
Trade Finance	—	—
SBA	32,438	26.5
Consumer and other	1,256	1.0

Total Covered Loans	$122,362	100.00%

The covered loans are subject to loss sharing agreement with the FDIC. Under the terms of the loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries. The reimbursed losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the assumption. New loans made after that date are not covered by the loss sharing agreement.

Non-covered Nonperforming Assets

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

The following table provides information on non-covered impaired loans:

	As of and for the six months ended June 30, 2010	As of and for the twelve months ended December 31, 2009
	(Dollars in thousands)
Impaired loans with specific reserves	$43,317	$22,045
Impaired loans without specific reserves	76,460	55,058

Total impaired loans	119,777	77,103
Allowance on impaired loans	(9,337)	(2,656)

Net recorded investment in impaired loans	$110,440	$74,447

Average total recorded investment in impaired loans	$101,529	$91,244

Interest income recognized on impaired loans	$399	$603

Interest income recognized on impaired loans on a cash basis	$293	$590

During the first six months of 2010, the continued economic instability was a major contributor to the increase in impaired loans, along with the continued weakness of the commercial real estate market in Southern California. As of June 30, 2010, specific reserves of $9.3 million represented 21.6% of the impaired loans with specific reserves as compared to 12.0% as of December 31, 2009.

Nonperforming assets are comprised of loans on non-accrual status, Other Real Estate Owned (“OREO”), and Troubled Debt Restructurings (“TDRs”). TDRs are considered non-performing assets for regulatory purposes even though they are fully performing, and they are required to be disclosed in the table below. Performing TDRs of $17.7 million at June 30, 2010 and $4.4 million at December 31, 2009 are not considered nonperforming assets for purposes of computing the ratios of nonperforming loans to total gross loans, and nonperforming assets as a percentage of total gross loans and OREO. The Company generally places loans on non-accrual status when they become 90 days past due, unless they are both fully secured and in process of collection. OREO consists of real property acquired through foreclosure or similar means that the Company intends to offer for sale.

At June 30, 2010, the Company held TDR’s of $41.0 million. A TDR is a debt restructuring in which a bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDR’s may include, but are not necessarily limited to:

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

All TDR’s at June 30, 2010 are impaired, and $23.3 million were non-accrual and are included in the table below by the appropriate category. The remaining $17.7 million of the Company’s TDR’s meet the conditions that qualify these loans as performing at June 30, 2010. At December 31, 2009, TDR’s amounted to $27.1 million.

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

The following table provides information with respect to the components of the Company’s non-covered nonperforming assets as of the dates indicated:

	June 30, 2010	December 31, 2009	June 30, 2009
	(Dollars in thousands)
Non-covered nonperforming loans:
Real estate:
Construction	$4,540	$8,441	$16,973
Commercial	51,057	42,678	4,516
Commercial	7,445	8,290	13,577
Consumer	281	339	889
Trade Finance	1,196	1,498	1,196
SBA	2,972	2,207	1,774

Total non-covered nonperforming loans	67,491	63,453	38,925
Other real estate owned (OREO)	2,778	4,278	4,567

Non-covered nonperforming assets	$70,269	$67,731	$43,492

Guaranteed portion of nonperforming loans	$3,250	$2,816	$2,448

Total non-covered nonperforming assets, net of guarantee	$67,019	$64,915	$41,044

Performing TDR’s not included above	$17,709	$4,414	$1,335

Nonperforming loans as a percent of total non-covered loans*	4.58%	4.12%	2.36%
Nonperforming assets as a percent of non-covered loans and OREO*	4.76%	4.39%	2.63%
Allowance for loan losses to non-covered nonperforming loans	87%	92%	167%

*	The TDRs are not included in nonperforming assets for purposes of computing these ratios

Total non-covered nonperforming loans increased to $67.5 million as of June 30, 2010 from $63.5 million as of December 31, 2009 and $38.9 million as of June 30, 2009, respectively. The increase from December 31, 2009 to June 30, 2010 primarily resulted from the increases in commercial real estate loans of $8.4 million and SBA loans of $0.8 million offset by the decreases in construction real estate loans of $3.9 million.

The guaranteed portion of nonperforming loans of $3.3 million consists of $1.7 million of commercial real estate loans and $1.5 million of commercial loans. At June 30, 2010, total non-covered nonperforming assets, net of the guarantees, were $67.0 million. Total non-covered nonperforming assets were $70.3 million, representing 4.58% of total non-covered loans at June 30, 2010. The increase was a result of continued weak economic conditions in the Southern California economy and its impact on the Company’s commercial real estate and commercial business loans.

Covered Nonperforming Assets

Covered nonperforming assets totaled $14.9 million, representing 0.66% of total assets at June 30, 2010. These covered nonperforming assets are subject to loss sharing agreement with the FDIC. The covered nonperforming assets at June 30, 2010 are as follows:

(Dollars in thousands)	June 30, 2010
Covered loans on non-accrual status	$13,358
Covered other real estate owned	$1,560

Total covered nonperforming assets	$14,918

Covered nonperforming loans to covered loans	10.92%
Covered nonperforming assets to total assets	0.66%

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

Formula Allowance for Identified Graded Loans. Non-homogenous loans such as commercial real estate, construction, commercial business, trade finance and SBA loans that are not subject to the allowance for specifically identified loans discussed above are reviewed individually (rated) and subject to a formula allowance. The formula allowance is calculated by applying loss factors to outstanding Pass, Special Mention, Substandard and Doubtful loans. The evaluation of the inherent loss for these loans involves a high degree of uncertainty, subjectivity and judgment because probable loan losses are not identified with a specific loan. In determining the formula allowance, the Company relies on a mathematical formulation that incorporates a six-quarter rolling average of historical losses. Current quarter losses are measured against previous quarter loan balances to develop the loss factors. Loans risk rated Pass, Special Mention and Substandard for the most recent three quarters are adjusted to an annual basis as follows:

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

The following table sets forth the composition of the allowance for loan losses as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Specific (Impaired loans)	$9,337	$2,656
Formula (non-homogeneous)	48,366	55,539
Homogeneous	732	348

Total allowance for loan losses	$58,435	$58,543

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

	Six Months Ended June 30, 2010	Year Ended December 31, 2009	Six Months Ended June 30, 2009
	(Dollars in thousands)
Balances
Average total non-covered loans outstanding during the period 20)	$1,517,404	$1,637,703	$1,682,918

Total non-covered loans outstanding at end of period 20)	$1,473,646	$1,537,685	$1,645,972

Allowance for Loan Losses:
Balance at beginning of period	$58,543	$38,172	$38,172

Charge-offs:
Real estate
Construction	—	6,844	2,727
Commercial	10,040	23,742	4,448
Commercial	3,747	23,795	8,780
Consumer	238	1,599	1,104
Trade finance	251	911	—
SBA	872	941	417

Total charge-offs	15,148	57,832	17,476

Recoveries
Real estate
Construction	43	—	—
Commercial	62	—	—
Commercial	2,789	269	43
Consumer	66	394	140
Trade finance	—	1	1
SBA	80	67	30

Total recoveries	3,040	731	214

Net loan charge-offs	12,108	57,101	17,262
Provision for loan losses	12,000	77,472	44,287

Balance at end of period	$58,435	$58,543	$65,197

Ratios:
Net loan charge-offs to average non-covered loans*	1.61%	3.49%	2.08%
Provision for loan losses to average total non-covered loans*	1.59	4.73	5.34
Allowance for loan losses to gross non-covered loans at end of period	3.97	3.81	3.96
Allowance for loan losses to non-covered nonperforming loans	86.58	92.26	167.49
Net loan charge-offs to allowance for loan losses at end of period*	41.78	97.54	53.69
Net loan charge-offs to provision for loan losses	100.90	73.71	38.98

*	Ratios are annualized for comparability purposes

20 )	Total loans are net of deferred loan fees and discount on SBA loans sold.

Based on a quarterly migration and qualitative analysis which evaluates the loan portfolio credit quality, the allowance for loan losses slightly decreased to $58.4 million as of June 30, 2010 compared to $58.5 million at December 31, 2009. The Company recorded a provision of $12.0 million for the six months ended June 30, 2010 compared to $44.3 million for the same period of 2009. For the six months ended June 30, 2010, the Company charged off $15.1 million and recovered $3.0 million resulting in net loan charge-offs of $12.1 million, compared to net loan charge-offs of $17.3 million for the same period in 2009.

Loan charge-offs for the six months ended June 30, 2010 were comprised of commercial real estate loans at 66%, commercial business loans at 25%, SBA loans at 6%, trade finance loans at 2% and consumer loans at 1% of the total charge-offs. The Company recovered $2.8 million from commercial loans that were previously charged off.

The Company is operating in a challenging and uncertain economic environment, including uncertain national and local conditions. Financial institutions continue to be adversely affected by the softening commercial real estate market and the constrained financial markets and have resulted in illiquidity in these markets specific to the Southern California region in which the Company has significant geographic exposure. As a result, the Company’s allowance for loan losses increased to 3.97% at June 30, 2010 from 3.81% at December 31, 2009 of gross non-covered loans.

Management believes the level of the allowance as of June 30, 2010 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require increased provisions for loan losses in the future.

The ratio of the allowance for loan losses to total non-covered nonperforming loans decreased to 87% as of June 30, 2010 compared to 92% as of December 31, 2009. Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. Commercial real estate is the principal collateral for the Company’s loans.

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

The Company’s average interest bearing deposit cost decreased to 1.81% and 1.80%, respectively, for the three and six months ended June 30, 2010, compared to 2.85% and 2.88%, respectively, for the same periods in 2009. The decreases were a result of the management’s strategy to lower the cost of funds during the past year.

The Company can deter, to some extent, the rate sensitive customers who demand high cost certificates of deposit because of local market competition by using wholesale funding sources. As of June 30, 2010, the Company held brokered deposits in the amount of $187.4 million compared to $260.2 million as of December 31, 2009. The Company also had certificates of deposit with State of California in the amount of $115.8 million as of June 30, 2010 and $115.0 million as of December 31, 2009.

Deposits consist of the following as of the dates indicated:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$397,598	$352,395
Money market accounts and NOW	505,217	528,331
Savings	94,486	86,567

	997,301	967,293

Time deposits
Less than $100,000	303,441	256,020
$100,000 or more	499,253	524,358

Total	$1,799,995	$1,747,671

Total deposits increased $52.3 million or 3.0% to $1.80 billion at June 30, 2010 compared to $1.75 billion at December 31, 2009. During the first six months of 2010, noninterest-bearing demand deposits increased by $45.2 million, or 12.8%, and represented 22.1% of total deposits at June 30, 2010 compared to 20.2% at December 31, 2009. MMDA and NOW decreased by $23.1 million, or 4.4%, declining to 28.1% of total deposits at June 30, 2010 from 30.2% at December 31, 2009. Savings account balances increased by $7.9 million, or 9.1%, and represented 5.2% of total deposits at June 30, 2010 from 5.0% at December 31, 2009. Time deposits under $100,000, which are classified as core deposits, increased by $47.6 million, or 18.6%. Jumbo time deposits, or time deposits greater than or equal to $100,000, decreased by $25.2 million, or 4.8%. The increases in deposits were mostly due to the assumption of Innovative Bank’s deposits.

The following table summarizes the composition of deposits as a percentage of total deposits as of the dates indicated:

	June 30, 2010	December 31, 2009

Demand deposits (noninterest-bearing)	22.1%	20.2%
Money market accounts and NOW	28.1	30.2
Savings	5.2	5.0
Time deposit less than $100,000	16.9	14.6
Time deposit of $100,000 or more	27.7	30.0

Total	100.0%	100.0%

Time deposits by maturity dates are as follows at June 30, 2010:

	$100,000 or Greater	Less Than $100,000	Total
	(Dollars in thousands)
2010	$290,812	$101,843	$392,655
2011	132,059	140,966	273,025
2012	47,965	52,987	100,952
2013	22,182	7,531	29,713
2014 and thereafter	6,235	114	6,349

Total	$499,253	$303,441	$802,694

Information concerning the average balance and average rates paid on deposits by deposit type for the three and six months ended June 30, 2010 and 2009 is contained in the tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses FHLB advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowings were $166.7 million and $146.8 million at June 30, 2010 and December 31, 2009, respectively. Notes issued to the U.S. Treasury amounted to $0.9 million as of June 30, 2010 compared to $1.6 million as of December 31, 2009. In addition, the Company consummated SBA loan sale during the first quarter of 2010 in the amount of $3.1 million, which is included in borrowed funds and gain recognition is deferred until the 90-day premium refund period expires. The total borrowed amount outstanding at June 30, 2010 and December 31, 2009 was $171.8 million and $148.4 million, respectively.

In addition, the issuance of long-term subordinated debentures at the end of 2003 of $18.0 million in “pass-through” trust preferred securities created another source of funding.

Contractual Obligations

The following table presents, as of June 30, 2010, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Remaining 6 months in 2010	2011	2012	2013	2014	2015 & thereafter	Total
	(Dollars in thousands)
Debt obligations 21)	$—	$—	$—	$—	$—	$18,557	$18,557
FHLB advances	183	40,381	105,295	157	167	20,477	$166,660
Deposits	405,608	288,312	109,781	35,829	7,201	3,113	$849,844
Operating lease obligations	1,151	1,694	1,603	1,149	914	1,495	$8,006

Total contractual obligations	$406,942	$330,387	$216,679	$37,135	$8,282	$43,642	$1,043,067

21 )	Includes principal payment only and may be redeemed quarterly by the issuer.

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

As a means of augmenting the liquidity sources, the Company has available a combination of borrowing sources comprised of FHLB advances, federal funds lines with various correspondent banks, and access to the wholesale markets. The Company believes these liquidity sources to be stable and adequate. At June 30, 2010, the Company was not aware of any information that was reasonably likely to have a material adverse effect on our liquidity position.

The liquidity of the Company is primarily dependent on the payment of cash dividends by its subsidiary, Center Bank, subject to limitations imposed by the laws of the State of California, and by the terms of the MOUs between the Company and the Bank and their respective regulatory agencies (see “Recent Developments” above). Center Financial held $6.5 million in liquid funds with Center Bank at June 30, 2010 which can be used to pay dividends on Center Financial’s preferred stock, interest on its capital trust pass-through securities and other expenses as needed.

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

	At June 30, 2010	At December 31, 2009
Net loans	$1,537,573	$1,479,142
Deposits	$1,799,995	$1,747,671
Net loan to deposit ratio	85.4%	84.6%

As of June 30, 2010 and December 31, 2009, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 23.5%. The Company’s liquidity ratio remained consistent as cash and other short-term marketable assets remained relatively unchanged during the first six months in 2010. Total available on balance sheet liquidity as of June 30, 2010 was $423.4 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available-for-sale securities.

The Company’s net non-core fund dependence ratio was 30.4% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by long-term assets. All of the ratios were in compliance with internal guidelines as of and for the six months ended June 30, 2010. In addition to the Company’s on balance sheet liquidity, the Company is looking toward the growth of retail core and time deposits to meet its liquidity needs in the future.

At June 30, 2010, the Company had available $35.0 million in federal funds lines, $211.7 million in FHLB borrowings and $81.8 million with FRB totaling $328.5 million of available funding sources. Additionally, $88.0 million in investment securities may be pledged as collateral for repurchase agreements and other credit facilities. The Company was approved for the Borrower In Custody arrangement by the FRB in January 2009. Collateral held in such an arrangement may be used to secure advances and/or credit for the discount window program and will provide the Company with additional source of liquidity. This total available funding availability does not include the Company’s ability to purchase brokered deposits, which is limited by the Company’s policy to 20% of total deposits.

	(Dollars in thousands)
	FHLB	FRB	Federal Funds Facility	Total
Total capacity	$378,387	$81,786	$35,000	$495,173
Used	(166,660)	—	—	(166,660)

Available	$211,727	$81,786	$35,000	$328,513

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

The Company’s overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and economic value of equity. Economic value of equity is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Company simulates the effect of instantaneous interest rate changes on net interest income and economic value of equity (“EVE”) on a quarterly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of June 30, 2010 and December 31, 2009, respectively, assuming a parallel shift of 100 to 300 basis points in both directions.

	Net Interest Income (NII)22)		Economic Value of Equity (EVE)23)
Change (In Basis Points)	June 30, 2010 % Change	March 31, 2010 % Change	June 30, 2010 % Change	March 31, 2010 % Change
+300	29.1%	19.4%	-10.68%	-18.1%
+200	18.6%	12.2%	-6.43%	-11.7%
+100	9.2%	6.0%	-2.91%	-6.2%
Level
-100	-0.7%	0.4%	1.27%	1.3%
-200	0.9%	3.9%	3.94%	4.1%
-300	1.9%	4.6%	4.49%	5.3%

22 )	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios
23 )	The percentage change represents economic value of equity of the Company in a stable interest rate environment versus economic value of equity in the various rate scenarios

All interest-earning assets and interest-bearing liabilities are included in the interest rate sensitivity analysis at June 30, 2010 and March 31, 2010, respectively. The changes in NII and EVE were primarily attributable to the acquisition of Innovative Bank. At June 30, 2010 and March 31, 2010, respectively, our estimated changes in net interest income and economic value of equity were within the ranges established by the Board of Directors.

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

CAPITAL RESOURCES

Shareholders’ equity as of June 30, 2010 was $265.2 million, compared to $256.1 million as of December 31, 2009. The increase was due primarily to net earnings of $10.3 million in the first six months of 2010. The primary sources of capital have historically been retained earnings and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options, though there were no option exercises during the first six months of 2010. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale. In addition, during the fourth quarter of 2009, the Company raised an aggregate of $86.3 million in gross proceeds from the successful consummation of two private placements. See “Recent Developments—Fourth Quarter Capital Raises” above.

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

The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company is financially sound and able to support its growth from its retained earnings. From October 2003 to January 2009 Center Financial paid quarterly cash dividends to its shareholders. On March 25, 2009, the Company’s board of directors suspended its quarterly cash dividends based on adverse economic conditions and the Company’s then recent losses. The Company has determined that this is a prudent, safe and sound practice to preserve capital. The Company would be required to obtain the U.S. Treasury Department’s approval to reestablish common stock dividend in the future until it has redeemed the preferred stock issued under TARP CPP. The Company is also required to obtain prior approval of the FRB to pay dividends pursuant to is MOU with the FRB (see “Recent Developments – Informal Regulatory Agreements” above).

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose Tier I risk based capital ratio, total risk based capital ratio and leverage ratio meet or exceed 6%, 10% and 5%, respectively, are deemed to be “well-capitalized.” As of June 30, 2010, all of the Company’s capital ratios were above the minimum regulatory requirements for a “well-capitalized” institution.

The MOU the Bank has entered into with the FDIC and the DFI requires the development of a capital plan that includes obtaining a minimum Tier 1 leverage capital ratio of not less than 9% and a total risk-based capital ratio of not less than 13% by December 31, 2009, and maintaining such minimum levels while the MOU remains in effect. The Bank’s regulatory capital ratios as of June 30, 2010 and December 31, 2009 exceeded these requirements.

The following table compares the Company’s and Bank’s actual capital ratios at June 30, 2010, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Regulatory Capital Ratios

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	18.47%	18.05%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	17.19%	16.77%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	12.38%	12.09%	4.00%	5.00%

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Management previously disclosed a material weakness in internal control over financial reporting in its quarterly report on Form 10-Q/A, as amended, filed on August 19, 2010 for the quarter ended March 31, 2010, relating to our internal controls over the review process utilized to interpret the applicable accounting literature for computing and allocating the amount attributable to the beneficial conversion feature related to the issuance of preferred stock.

An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on the evaluation, our CEO and CFO have concluded that the previously identified deficiency in internal control over financial reporting has caused our disclosure controls and procedures to be not effective as of June 30, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the process to remediate the material weakness described above. As a result of these actions, management of the Company anticipates this material weakness will be remediated by the end of the third quarter of 2010.

PART II—OTHER INFORMATION

Item 1:	LEGAL PROCEEDINGS

In the normal course of business, the Company from time to time is involved in various claims and legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

Item 1A:	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, as supplemented and updated by the discussion below. These factors could materially affect the Company’s business, financial condition, liquidity, results of operations and capital position, and could cause the Company’s actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Center Bank’s assumption of the banking operations of Innovative Bank from the FDIC under Whole Bank Purchase and Assumption Agreements with Loss-Share. The Company’s decision regarding the fair value of assets acquired, including the FDIC loss sharing assets, could be inaccurate which could materially and adversely affect the Company’s business, financial condition, results of operations, and future prospect. Management makes various assumptions and judgments about the collectibility of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss sharing agreements, the Company may record a loss sharing asset that the Company considers adequate to absorb future losses which may occur in the acquired loan portfolio. In determining the size of the loss sharing asset, the Company analyzes the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.

If the Company’s assumptions are incorrect, the balance of the FDIC loss share receivable may at any time be insufficient to cover future loan losses, and credit loss provisions may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a negative effect on the Company’s operating results.

The Company’s ability to obtain reimbursement under the loss sharing agreement on covered assets depends on the Company’s compliance with the terms of the loss sharing agreements. Management must certify to the FDIC on a quarterly basis the Company’s compliance with the terms of the FDIC loss sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of certain assets. As of June 30, 2010, $123.9 million, or 5.4% of the Company’s assets, were covered by the aforementioned FDIC loss sharing agreements.

Under the terms of the FDIC loss sharing agreements, the assignment or transfer of a loss sharing agreement to another entity generally requires the written consent of the FDIC. In addition, the Bank may not assign or otherwise transfer a loss sharing agreement during its term without the prior consent of the FDIC. No assurance can be given that the Company will manage the covered assets in such a way as to always maintain loss share coverage on all such assets.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4:	(REMOVED AND RESERVED)

Item 5:	OTHER INFORMATION

Not applicable

Item 6:	EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Amended and Restated Bylaws of Center Financial Corporation[2]

3.3	Amendment to Bylaws of Center Financial Corporation[3]

3.4	Amendment to Articles of Incorporation of Center Financial Corporation[4]

4.1	Certificate of Determination for Series A Preferred Stock of Center Financial Corporation[3]

10.1	Employment Agreement between Center Financial Corporation and Jae Whan Yoo effective January 13, 2010[5]

10.2	2006 Stock Incentive Plan, as Amended and Restated June 13, 2007[6]

10.3	Lease for Corporate Headquarters Office[7]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[8]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[8]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[8]

10.7	Deferred compensation plan and list of participants[9]

10.8	Split dollar plan and list of participants[9]

10.9	Survivor income plan and list of participants[9]

10.10	Warrant to Purchase Common Stock[3]

10.11	Letter Agreement, dated as of December 12, 2008, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Center Financial Corporation and the United States Department of the Treasury[3]

10.12	Form of Securities Purchase Agreement between the Company and each of the Purchasers, dated as of December 29, 2009[10]

10.13	Form of Subscription Agreement for Directors or Officers of the Company Dated as of November 24, 2009[11]

10.14	Form of Subscription Agreement for Non-affiliated Investors Executed in November 2009[11]

11	Statement of Computation of Per Share Earnings (included in Note 9 to Interim Consolidated Financial Statements included herein.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[1]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by reference
[2]	Filed as an Exhibit to the Form 8-K filed with the SEC on May 12, 2006 and incorporated herein by reference
[3]	Filed as an Exhibit to the Form 8-K filed with the SEC on December 16, 2008 and incorporated herein by reference
[4]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference
[5]	Filed as an Exhibit to the Form 8-K filed with the SEC on January 15, 2010 and incorporated herein by reference
[6]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference
[7]	Filed as an Exhibit of the same number to the Company’s Registration Statement on Form S-4 filed with the SEC on June 14, 2002 and incorporated herein by reference

[8]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference
[9]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference
[10]	Filed as an Exhibit to the Form 8-K filed with the SEC on December 31, 2009 and incorporated herein by reference
[11]	Filed as an Exhibit to the Form 8-K filed with the SEC on December 1, 2009 and incorporated herein by reference

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