Form 10-Q
period 2010-09-30
CENTER FINANCIAL CORP
filed 2010-11-08
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010, there were 39,902,811 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1:	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

AS OF SEPTEMBER 30 AND DECEMBER 31

	09/30/2010	12/31/2009
	(Dollars in thousands)
ASSETS
Cash and due from banks	$33,491	$34,294
Federal funds sold	198,285	145,810
Interest-bearing deposits in other banks	89,236	52,698

Cash and cash equivalents	321,012	232,802

Securities available for sale, at fair value	290,803	370,427
Non-covered loans held for sale, at the lower of cost or fair value	50,723	23,318
Federal Home Loan Bank and Pacific Coast Bankers Bank stock, at cost	15,642	15,673
Non-covered loans, net of allowance for loan losses of $54,460 as of September 30, 2010 and $58,543 as of December 31, 2009	1,361,051	1,455,824
Covered loans	112,674	—
Premises and equipment, net	13,698	13,368
FDIC loss share receivable	23,652	—
Core deposit intangibles, net	474	—
Customers’ liability on acceptances	1,412	2,341
Non-covered other real estate owned	4,548	4,278
Covered other real estate owned	1,459	—
Accrued interest receivable	5,487	6,879
Deferred income taxes, net	10,095	11,551
Investments in affordable housing partnerships	10,314	11,522
Cash surrender value of life insurance	12,691	12,392
Income tax receivable	16,354	16,140
Prepaid regulatory assessment fees	8,808	11,483
Other assets	6,542	4,802

Total	$2,267,439	$2,192,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$383,508	$352,395
Interest-bearing	1,408,773	1,395,276

Total deposits	1,792,281	1,747,671

Acceptances outstanding	1,412	2,341
Accrued interest payable	5,558	5,803
Other borrowed funds	168,538	148,443
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	10,403	13,927

Total liabilities	1,996,749	1,936,742

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, no par value; 10,000,000 shares authorized; issued and outstanding, 55,000 shares and 128,500 shares as of September 30, 2010 and December 31, 2009, respectively
Series A, cumulative, issued and outstanding, 55,000 shares as of September 30, 2010 and December 31, 2009	53,347	53,171
Series B, non-cumulative, convertible, issued and outstanding, none and 73,500 shares as of September 30, 2010 and December 31, 2009, respectively	—	70,000

Common stock, no par value; 100,000,000 and 40,000,000 shares authorized; issued and outstanding, 39,902,811 and 20,160,726 shares (including 65,784 shares and 10,050 of unvested restricted stock) as of September 30, 2010 and December 31, 2009, respectively	187,621	88,060
Retained earnings	26,300	41,314
Accumulated other comprehensive income, net of tax	3,422	3,513

Total shareholders’ equity	270,690	256,058

Total	$2,267,439	$2,192,800

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$22,513	$23,128	$64,529	$72,181
Interest on federal funds sold	127	162	289	310
Interest on taxable investment securities	1,481	2,380	7,252	6,955
Interest on tax-advantaged investment securities	—	2	—	12
Dividends on equity stock	18	33	39	37
Money market funds and interest-earning deposits	—	11	11	56

Total interest and dividend income	24,139	25,716	72,120	79,551

Interest Expense:
Interest on deposits	5,137	9,031	15,658	27,668
Interest on borrowed funds	1,747	1,736	5,021	5,336
Interest expense on trust preferred securities	155	156	438	529

Total interest expense	7,039	10,923	21,117	33,533

Net interest income before provision for loan losses	17,100	14,793	51,003	46,018
Provision for loan losses	4,000	10,561	16,000	54,847

Net interest income (loss) after provision for loan losses	13,100	4,232	35,003	(8,829)

Noninterest Income:
Customer service fees	2,043	2,008	6,161	6,004
Fee income from trade finance transactions	684	543	2,062	1,679
Wire transfer fees	321	275	933	820
Gain on business acquisition	—	—	5,900	—
Gain on sale of loans	257	—	1,460	—
Net gain (loss) on sale of securities available for sale	—	(7)	2,209	(55)
Loan service fees	565	167	1,153	626
Other income	539	356	1,279	1,480

Total noninterest income	4,409	3,342	21,157	10,554

Noninterest Expense:
Salaries and employee benefits	4,653	4,671	13,640	13,645
Occupancy	1,388	1,214	4,020	3,644
Furniture, fixtures, and equipment	756	713	1,903	1,757
Data processing	832	591	1,950	1,708
Legal fees	567	174	1,152	824
Accounting and other professional fees	309	425	1,170	1,187
Business promotion and advertising	376	289	1,048	971
Supplies and communications	440	368	1,100	1,096
Security service	320	269	840	775
Regulatory assessment	1,073	642	3,096	2,876
Merger related expenses	—	—	129	—
OREO related expenses	170	1,152	1,529	1,305
Other operating expenses	1,508	1,195	3,950	3,807

Total noninterest expense	12,392	11,703	35,527	33,595

Income (loss) before income tax provision (benefit)	5,117	(4,129)	20,633	(31,870)
Income tax provision (benefit)	(846)	(1,605)	4,400	(13,834)

Net income (loss)	5,963	(2,524)	16,233	(18,036)

Preferred stock dividends and accretion of preferred stock discount	(748)	(742)	(31,246)	(2,211)

Net income (loss) available to common shareholders	5,215	(3,266)	(15,013)	(20,247)

Comprehensive income (loss):
Net income (loss)	$5,963	$(2,524)	$16,233	$(18,036)

Other comprehensive income (loss) - unrealized gain (loss) on available-for-sale securities, net of income tax benefit (expense) of $78, $991, ($49), and $2,167, respectively	144	1,365	(91)	2,991

Comprehensive income (loss)	$6,107	$(1,159)	$16,142	$(15,045)

Earnings (loss) per common share:
Basic	$0.13	$(0.19)	$(0.44)	$(1.21)

Diluted	$0.13	$(0.19)	$(0.44)	$(1.21)

Average common shares outstanding:
Basic	39,902,114	16,788,950	33,762,755	16,787,986

Diluted	39,912,160	16,788,950	33,762,755	16,787,986

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30

	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$16,233	$(18,036)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Compensation expenses related to stock options and restricted stock	553	726
Depreciation and amortization	3,264	2,931
Amortization of deferred fees	(190)	(589)
Amortization of premium, net of accretion of discount, on securities available for sale and held to maturity	(59)	425
Provision for loan losses	16,000	54,847
Net (gain) loss on sale of securities available for sale	(2,209)	55
Gain on Innovative acquisition	(5,900)	—
Accretion of FDIC loss share receivable	(105)	—
Net increase of loans held for sale	(45,750)	(7,925)
Gain on sale of loans	(1,460)	—
Proceeds from sale of loans held for sale	19,805	12,066
Loss on sale of non-covered OREO	15	—
Valuation adjustment on non-covered OREO	994	—
Valuation adjustment on covered OREO	29	—
Deferred tax expense (benefit) provision	1,505	(7,981)
Decrease (increase) in accrued interest receivable	1,392	(202)
Net increase in cash surrender value of life insurance policy	(299)	—
Increase in income tax receivable	(214)	—
Decrease in prepaid assessment	2,675	—
Increase in other assets	(1,035)	(18,988)
Decrease in accrued interest payable	(2,037)	(160)
(Decrease) increase in accrued expenses and other liabilities	(4,454)	1,403

Net cash (used in) provided by operating activities	(1,247)	18,572

Cash flows from investing activities:
Purchase of securities available for sale	(88,390)	(124,166)
Proceeds from principal repayment, matured, or called securities available for sale	122,304	35,713
Proceeds from sale of securities available for sale	59,745	22,250
Net decrease in investment in Federal Home Loan Bank and other equity stock	1,249	—
Net decrease in non-covered loans	32,888	91,989
Net decrease in covered loans	11,821	—
Proceeds from sale of loans acquired for investment	36,971	—
Proceeds from recoveries of loans previously charged off	4,544	599
Proceeds from FDIC loss share receivable	1,753
Purchases of premises and equipment	(1,889)	(454)
Proceeds from sale of non-covered OREO	3,180	6,000
Proceeds from sale of covered OREO	2,126	—
Net cash acquired from business combination inclusive of settlement received from FDIC	71,505	—
Net decrease in investments in affordable housing partnerships	131	—

Net cash provided by investing activities	257,938	31,931

Cash flows from financing activities:
Net (decrease) increase in deposits	(164,697)	206,696
Net decrease in other borrowed funds	(1,720)	(45,216)
Proceeds from stock options exercised	—	46
Write-off of previously recognized tax benefit related to compensation expenses	—	(522)
Payment of cash dividend	(2,064)	(2,695)

Net cash (used in) provided by financing activities	(168,481)	158,309

Net increase in cash and cash equivalents	88,210	208,812
Cash and cash equivalents, beginning of the period	232,802	98,211

Cash and cash equivalents, end of the period	$321,012	$307,023

Supplemental disclosure of cash flow information:
Interest paid	$23,585	$33,693
Income taxes paid	$826	$2,300

Supplemental schedule of noncash investing, operating, and financing activities:
Cash dividend accrual for preferred stock	$344	$344
Cash dividend accrual for common stock	$—	$—
Accretion of preferred stock discount	$175	$156
Transfer of non-covered loans to non-covered loans held for sale	$12,784	$—
Transfer of non-covered loans to non-covered OREO	$4,560	$12,028
Transfer of covered loans to covered OREO	$1,672	$—
Acquisition:
Assets acquired	$219,797	$—
Liabilities assumed	$232,485	$—

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. THE BUSINESS OF CENTER FINANCIAL CORPORATION

Center Financial Corporation (“Center Financial”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is headquartered in Los Angeles, California. Center Financial Corporation (“Center Financial”) was incorporated on April 19, 2000 and acquired all of the issued and outstanding shares of Center Bank (the “Bank”) in October 2002. Currently, Center Financial’s direct subsidiaries include the Bank and Center Capital Trust I. Center Financial exists primarily for the purpose of holding the stock of the Bank and of the other subsidiary and for providing access to capital and funding for the Bank. Center Financial, the Bank, and Center Capital Trust I are collectively referred to herein as the “Company.”

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

On April 16, 2010, the California Department of Financial Institutions closed Innovative Bank, Oakland, California, and appointed the Federal Deposit Insurance Corporation (“FDIC”) as its receiver. On the same date, Center Bank assumed the banking operations of Innovative Bank from the FDIC under a purchase and assumption agreement with loss sharing. After this acquisition, the Bank has 22 full-service branch offices.

2. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Center Financial and the Bank. Center Capital Trust I is not consolidated as disclosed in Note 12.

The interim consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2009.

Use of estimates

Management has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in accordance with GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, the carrying value of other real estate owned, the carrying value of intangible assets, the carrying value of the FDIC loss share receivable and the realization of deferred tax assets. As discussion in Note 5 below, the acquired assets and assumed liabilities of Innovative Bank in an FDIC-assisted transaction were measured at estimated fair value. Management made significant estimates and exercised significant judgment in estimating fair value and accounting for the acquisition of Innovative Bank.

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

In January 2010, the FASB issued FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, the ASU also amends ASC 820 to clarify certain existing disclosure requirements. For example, the ASU clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities. Previously separate fair value disclosures were required for each major category of assets and liabilities. ASU 2010-06 also clarifies the requirement to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, these disclosures are effective for the quarter ended March 31, 2010. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements becomes effective for the Corporation for the quarter ended March 31, 2011. The Company adopted this new accounting pronouncement as of January 1, 2010 and the impact of adoption was not material on the consolidated financial statements.

The FASB issued FASB ASU 2010-18, Effect of a Loan Modification When The Loan Is Part of a Pool That Is Accounted for as a Single Asset, a consensus of the FASB Emerging Issues Task Force (Issue No. 09-I), which amends This ASU amends FASB ASC Subtopic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, so that modifications of loans that are accounted for within a pool under that Subtopic do not result in the removal of the loans from the pool even if the modifications of the loans would otherwise be considered a troubled debt restructuring. A one-time election to terminate accounting for loans in a pool, which may be made on a pool-by-pool basis, is provided upon adoption of the new guidance. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this ASU are effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The Company adopted this new accounting pronouncement as of July 1, 2010 and the impact of adoption was not material on the consolidated financial statements.

In July 2010, the FASB issued FASB ASU 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which will required more information about credit quality. The ASU introduces the term “financing receivables”, which includes loans, trade accounts receivable, notes receivable, credit cards, leveraged leases, direct financing leases, and sales-type leases. The term does not include receivables measured at fair value or the lower of cost of fair value and debt securities among others. It also defines two levels of disaggregation for disclosure: portfolio segment and class of financing receivables. A portfolio segment is defined as the level at which an entity determines its allowance for credit losses. A class of financing receivable is defined as a group of finance receivables determined on the basis of their initial measurement attribute (i.e., amortized cost of purchased credit impaired), risk characteristics, and an entity’s method for monitoring and assessing credit risk. The ASU requires an entity to provide additional disclosures including, but not limited to, a rollforward schedule of the allowance for credit losses (with the ending allowance balance further disaggregated based on impairment methodology) and the related ending balance of the finance receivable presented by portfolio segment, and the aging of past due financing receivables at the end of the period, the nature and extent of troubled debt restructurings that occurred during the period and their impact on the allowance for credit losses, the nature and extend of troubled debt restructurings that occurred within the last year, that have defaulted in the current reporting period, and their impact on the allowance for credit losses, the nonaccrual status of financing receivables, and impaired financing receivables, presented by class. The extensive new disclosures of information as of the end of a reporting

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

period will become effective for both interim and annual reporting periods ending after December 15, 2010 for public companies. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures will be required for periods beginning after December 15, 2010 for public companies. The Company is currently in the process of assessing the impact of this pronouncement on the consolidated financial statements.

5. ACCOUNTING FOR BENEFICIAL CONVERSION FEATURE OF PREFERRED STOCK

On August 11, 2010, while completing its second quarter Form 10-Q, the Company identified an omission in its accounting for the issuance and conversion of its Series B Preferred Stock in that it did not quantify the value of the beneficial conversion feature of the Series B Preferred Stock. The revised calculations relate to the intrinsic value of the beneficial conversion feature of the Series B Preferred Stock. The Company has “no par” common and preferred stock and all additional paid-in capital transactions are recorded in the respective preferred and common stock category. As further discussed in Note 17, Preferred Stock and Common Stock Warrants, the Company issued 73,500 shares of Series B Preferred Stock for a gross purchase price of $73.5 million on December 31, 2009 with an earliest potential redemption date of December 31, 2014 and, upon receiving shareholder approval, a beneficial mandatory conversion into common stock at a conversion price of $3.75. The market value of the Company’s common stock on December 29, 2009, the commitment date for the preferred stock issuance, was $5.23 per share. The beneficial conversion feature of the preferred stock had an intrinsic value on December 29, 2009 of $29,007,972, based on the difference between the conversion price of $3.75 per share and the market value of the Company’s common stock at the commitment date. The accretion of the beneficial conversion feature was recognized upon shareholder approval, and was recognized on the actual date of conversion of March 29, 2010. The calculation of net income available for common shareholders and basic earnings per share was restated for the quarter ended March 31, 2010 to properly reflect the accretion of beneficial conversion discount on the preferred stock. The Company adjusted the balances of its common stock and retained earnings accounts as of March 31, 2010 to reflect the discount accretion of $29,007,973.

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

The assets acquired and liabilities assumed for Innovative Bank have been accounted for under the acquisition method of accounting (formerly referred to as the purchase method) in accordance with FASB ASC 805, Business Combinations. The assets and liabilities were recorded at their estimated fair values as of the acquisition date. The foregoing fair value amounts are subject to change for up to one year after the closing date of the acquisition as additional information relating to closing date fair values becomes available. The amounts are also subject to adjustments based upon final settlement with the FDIC. In addition, the tax treatment of FDIC assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date. The terms of the agreements provide for the FDIC to indemnify the Bank against claims with respect to liabilities of Innovative Bank not assumed by the Bank and certain other types of claims identified in the agreement.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In FDIC-assisted transactions, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer. In the Innovative Bank acquisition, cost basis net assets (liabilities) of $(1.5) million were transferred to the Bank. The bargain purchase gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed.

The Bank did not immediately acquire all the real estate, banking facilities, furniture or equipment as part of the purchase and assumption agreement. However, pursuant to an option to purchase or lease the real estate and furniture and equipment from the FDIC, which expired 90 days from the acquisition date, the Company acquired certain furniture and equipment from the FDIC in July 2010. Acquisition costs of the furniture and equipment were based on current appraisals and determined at the purchase date.

A summary of the net assets (liabilities) received from the FDIC and the estimated fair value adjustments resulting in the bargain purchase gain are presented below:

	Received from FDIC	Fair Value Adjustments	Recorded by Center
	(Dollars in thousands)
Assets acquired:
Cash and due from banks	$49,905	$—	$49,905
Investment securities	11,907	—	11,907
FHLB stock	1,218	—	1,218
Fed Fund Sold	2,700	—	2,700
Loans, net	162,248	(36,081)	126,167
OREO	2,132	(190)	1,942
FDIC loss share receivable	—	25,300	25,300
Core deposit intangible	—	510	510
Other assets	(467)	615	148

Total assets acquired	229,643	(9,846)	219,797

Liabilities assumed:
Deposits	209,309	—	209,309
FHLB borrowings	20,045	1,384	21,429
Deferred tax liability	—	—	2,481
Other liabilities	1,747	—	1,747

Total liabilities assumed	231,101	1,384	234,966

Net assets (liabilities) acquired	$(1,458)	$(11,230)	$(15,169)

Aggregate fair value adjustments		$(11,230)

Net assets (liabilities) acquired			$(15,169)
Net settlement from FDIC			20,024
Value of equity appreciation instrument to FDIC			(1,436)

Bargain purchase gain on Innovative acquisition, net of deferred tax			$3,419

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

7. INVESTMENT SECURITIES

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	As of September 30, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available for Sale:
U.S. Treasury	$300	$—	$—	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	53,037	203	—	53,240
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	152,585	4,916	—	157,501
Corporate trust preferred security	2,730	—	(1,017)	1,713
Mutual Funds backed by adjustable rate mortgages	4,500	187	—	4,687
Collateralized mortgage obligations	72,386	1,051	(75)	73,362

Total securities available for sale	$285,538	$6,357	$(1,092)	$290,803

Total investment securities	$285,538	$6,357	$(1,092)	$290,803

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available for Sale:
U.S. Treasury	$300	$—	$—	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	74,001	274	(5)	74,270
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	206,975	5,358	(158)	212,175
Corporate trust preferred security	2,713	—	(309)	2,404
Mutual Funds backed by adjustable rate mortgages	4,500	33	—	4,533
Collateralized mortgage obligations	76,533	728	(516)	76,745

Total securities available for sale	$365,022	$6,393	$(988)	$370,427

Total investment securities	$365,022	$6,393	$(988)	$370,427

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table shows the Company’s investments with gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009.

	As of September 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)

U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	$29	$—	$—	$—	$29	$—
Corporate trust preferred security	1,713	(1,017)	—	—	1,713	(1,017)
Collateralized mortgage obligations	11,614	(75)	—	—	11,614	(75)

Total	$13,356	$(1,092)	—	—	$13,356	$(1,092)

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental agencies and U.S. Government sponsored enterprise securities	$7,988	$(5)	$—	$—	$7,988	$(5)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	30,070	(144)	937	(14)	31,007	(158)
Corporate trust preferred security	2,404	(309)	—	—	2,404	(309)
Collateralized mortgage obligations	41,880	(516)	—	—	41,880	(516)

Total	$82,342	$(974)	$937	$(14)	$83,279	$(988)

The Company does not consider the securities included in the table above to be other than temporarily impaired as of September 30, 2010.

The following table summarizes, as of September 30, 2010, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

			After One But Within Five Years		After Five But Within Ten Years
	Within one Year						After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):

U.S. Treasury	$300	0.22%	$—	—%	$—	0%	$—	0%	$300	0.22%
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	—	—	51,237	1.46	2,003	1.07	—	—	53,240	1.45

U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	6	5.77	1,808	4.62	41,878	3.00	113,809	3.47	157,501	3.36
Corporate trust preferred securities	—	—	—	—	—	—	1,713	12.24	1,713	12.24
Mutual Funds backed by adjustable rate mortgages	4,687	3.52	—	—	—	—	—	—	4,687	3.52

Collateralized mortgage obligations	—	—	—	—	13,354	1.92	60,008	2.81	73,362	2.65

Total available for sale	$4,993	3.32	$53,045	1.57	$57,235	2.68	$175,530	3.33	$290,803	2.88

8. NON-COVERED LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Non-covered loans refer to loans not covered by the FDIC loss sharing agreement. Loans acquired in a FDIC assisted acquisition that are subject to a loss sharing agreement are referred to as “covered loans” and reported separately in the consolidated statements of financial condition.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table sets forth the composition of the allowance for loan losses on non-covered loans as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Specific (Impaired loans)	$8,282	$2,656
Formula (non-homogeneous)	45,694	55,539
Homogeneous	484	348

Total allowance for loan losses	$54,460	$58,543

The table below summarizes the activity in the Company’s allowance for loan losses on non-covered loans for the periods and as of dates indicated:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
	2010	2009	2009
	(Dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$58,543	$38,172	$38,172

Charge-offs	24,627	57,832	29,640
Recoveries	4,544	731	599

Net loan charge-offs	20,083	57,101	29,041

Provision for loan losses	16,000	77,472	54,847

Balance at end of period	$54,460	$58,543	$63,978

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

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table provides information on non-covered impaired loans:

	Impaired Loans
	At September 30, 2010
			Allowance as a	Cumulative	Cumulative Charge-off as a % of
	Balance	Allowance	% of Balance	Charge-off	Original Balance
	(Dollars in thousands)
With no allocated allowance
Without charge-off	$44,961	$—	—%	$—	—%
With charge-off	9,150	—	—	7,778	45.9
With allocated allowance
Without charge-off	39,645	7,992	20.2	—	0.0
With charge-off	5,199	290	5.6	2,317	30.8

Total	$98,955	$8,282	8.4%	$10,095	9.3%

Allowance allocated to impaired loans as a percentage of impaired loans with allowance allocated		18.5%

	Impaired Loans
	At December 31, 2009
			Allowance as a	Cumulative	Cumulative Charge-off as a % of
	Balance	Allowance	% of Balance	Charge-off	Original Balance
	(Dollars in thousands)
With no allocated allowance
Without charge-off	$32,768	$—	—%	$—	—%
With charge-off	22,290	—	—	11,864	34.7
With allocated allowance
Without charge-off	17,579	2,071	11.8	—	0.0
With charge-off	4,466	579	13.0	2,072	31.7

Total	$77,103	$2,650	3.4%	$13,936	15.3%

Allowance allocated to impaired loans as a percentage of impaired loans with allowance allocated		12.0%

9. COVERED ASSETS AND FDIC LOSS SHARE RECEIVABLE

Covered Loans

Loans acquired in an FDIC-assisted acquisition that are subject to a loss sharing agreement are referred to as “covered loans” and reported separately in the consolidated statements of financial condition. Covered loans are reported exclusive of the expected cash flow reimbursements expected from the FDIC.

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

If credit deterioration is experienced subsequent to the initial acquisition fair value amount, such deterioration will be measured, and a provision for credit losses will be charged to earnings. The effect of the provision for credit losses on covered loans will be offset, to the extent of the 80% loss share, by an increase to the FDIC loss share receivable. Any increase in the FDIC loss share receivable will be recognized in non-interest income. Through September 30, 2010, no additional provision for credit losses has been required related to the covered loan portfolio.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table reflects the estimated fair value of the acquired loans at the acquisition date:

April 16, 2010
(Dollars in thousands)
Gross loans acquired	$162,248
Discount	(36,081)

Covered loans, net	$126,167

The outstanding principal balance of covered loans, excluding purchase accounting adjustments, at September 30, 2010 was $146.5 million. The following table represents the major types of covered loans as of September 30, 2010:

September 30, 2010
(Dollars in thousands)
Commercial real estate	$73,043
Commercial	9,698
SBA	29,022
Other	911

Total loans	$112,674

At September 30, 2010, the covered loan amounted to $112.7 million.

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

Changes in the carrying amount of covered loans and the accretable yield were as follows for the three and nine months ended September 30, 2010:

	Three months ended September 30, 2010		Nine months ended September 30, 2010
	Carrying amount	Accretable	Carrying amount	Accretable
	of Loans	Yield	of Loans	Yield
(Dollars in thousands)
Balance at beginning of period	$122,362	$18,503	$—	$—
Acquisition	—	—	126,167	20,412
Accretion	2,207	(2,207)	4,116	(4,116)
Payments received	(11,783)	—	(15,937)	—
Transfer to OREO	(112)	—	(1,672)	—

Balance at end of period	$112,674	$16,296	$112,674	$16,296

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

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The activities related to the covered OREO for the three months ended and since the acquisition date through September 30, 2010 are as follows:

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010
(Dollars in thousands)
Balance at beginning of period	$1,560	$—
Acquisition	—	1,942
Additions to covered OREO	112	1,672
Fair value adjustment during the period	(29)	(29)
Dispositions of covered OREO	(184)	(2,126)

Balance at end of period	$1,459	$1,459

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

The FDIC loss share receivable was determined to be $25.3 million at the acquisition date. Changes in the FDIC loss share receivable for the three and nine months ended September 30, 2010 are as follows:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
(Dollars in thousands)
Balance at beginning of period	$25,300	$—
Acquisition	—	25,300
Payment received from FDIC	(1,753)	(1,753)
Accretion	105	105

Balance at end of period	$23,652	$23,652

10. NON-COVERED OTHER REAL ESTATE OWNED (OREO)

The Company had four non-covered OREO properties comprised of three commercial properties totaling $3.4 million and one residential property of $1.2 million as of September 30, 2010. The changes in non-covered other real estate owned for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Balance, beginning of period	$2,778	$4,567	$4,278	$—
Addition	3,300	1,440	4,560	6,007
Disposition	(1,530)	(854)	(3,195)	(854)
Valuation adjustments	—	(340)	(994)	(340)
Transfer to other receivable	—	—	(101)	—

Balance, end of period	$4,548	$4,813	$4,548	$4,813

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

11. OTHER INTANGIBLE ASSETS

In April 2010, the Company recorded a core deposit intangible of $510,000 for the acquisition of Innovative Bank. The Company amortizes premiums on acquired deposits using the straight-line method over 7 to 9 years. The Company’s amortization expense for core deposit intangible was $16,000 and $36,000 for the three and nine months ended September 30, 2010 resulting in a core deposit intangible net of amortization of $474,000 at September 30, 2010. Estimated amortization expense for five succeeding fiscal years is as follows:

(Dollars in thousands)
2010 (remaining three months)	$10
2011	62
2012	62
2013	62
2014	62
2015	62
Thereafter	154

$474

12. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank of San Francisco (“FHLB”) and the Treasury, Tax, and Loan Investment Program. Other borrowed funds totaled $168.5 million and $148.4 million at September 30, 2010 and December 31, 2009, respectively. Interest expense on other borrowed funds was $1.7 million and $5.0 million for the three and nine months ended September 30, 2010, respectively, reflecting average interest rates of 4.08% and 4.02% compared to 4.31% and 4.24% for the same periods in 2009, respectively.

As of September 30, 2010, the Company had outstanding borrowing of $166.6 million from the FHLB with original maturity terms ranging from 4 years to 15 years. Advances of 10-year and 15-year terms are amortizing at predetermined schedules over the life of the advances. Of the $166.6 million outstanding, $145.0 million is composed of six fixed rate term advances, each with an option to be called by the FHLB after the original lockout dates varying from 6 months to 2 years. If market interest rates are higher than the advances’ stated rates at that time, the advances will be called by the FHLB and the Bank will be required to repay the FHLB. If market interest rates are lower after the lockout period, then the advances will not be called by the FHLB. If the fixed rate term advances are not called by the FHLB, they will mature at maturity dates ranging from 4 years to 10 years. The Company may repay the advances with a prepayment penalty at any time. If the advances are called by the FHLB, there is no prepayment penalty.

The Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with the FHLB, with a total carrying value of $732.9 million at September 30, 2010 as compared to $812.9 million at December 31, 2009.

Subject to the right of the FHLB to require early repayment of the borrowings discussed above, FHLB advances outstanding, with an average interest rate of 4.46%, as of September 30, 2010, mature as follows:

(Dollars in thousands)
2010	$92
2011	40,381
2012	105,295
2013	157
2014	167
Thereafter	20,477

$166,569

Borrowings obtained from the Treasury Tax and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $1.7 million at September 30, 2010, as collateral to participate in the program. The total borrowed amount under the program, outstanding at September 30, 2010 and December 31, 2009 was $1.0 million and $1.6 million, respectively.

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

Holders of the TP Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at a current rate per annum of 3.38%. Interest rate defined as per annum rate of interest, resets quarterly, equal to LIBOR immediately preceding each interest payment date (January 7, April 7, July 7, and October 7 of each year) plus 2.85%.

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

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements, net of goodwill. As of September 30, 2010, trust preferred securities comprised 6.52% of the Company’s Tier I capital.

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

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at September 30, 2010 and December 31, 2009 follows:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Loans	$171,201	$187,148
Standby letters of credit	28,151	21,284
Commercial letters of credit	27,160	22,190
Performance bonds	249	651

Liabilities for losses on outstanding commitments of $248,000 and $246,000, respectively, were reported separately in other liabilities at September 30, 2010 and December 31, 2009.

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

The Company’s pre-tax stock-based compensation expense for employees and directors was $105,000 and $553,000 ($97,000 and $443,000 after tax effect of non-qualified stock options) for the three and nine months ended September 30, 2010, respectively, as compared to $248,000 and $726,000 ($183,000 and $542,000 after tax effect of non-qualified stock options) for the same periods in 2009, respectively. There were no options granted for the three and nine months ended September 30, 2010. The Company granted options covering 5,000 and 30,000 shares with a weighted average grant-date fair value of $2.28 and $2.09 per share for the three and nine months ended September 30, 2009, respectively.

Stock Option Awards

The fair value of the stock options granted was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Beginning in 2006, the expected life (estimated period of time outstanding) of options granted with a 10-year term was determined using the average of the vesting period and term. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the day of grant, and calculated on a weekly basis. No options were granted during the nine months ended September 30, 2010.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Nine Months Ended September 30,
	2010	2009
Risk-free interest rate	—	1.71% - 3.71%
Expected life	—	3 - 6.5 years
Expected volatility	—	14% - 113%
Expected dividend yield	—	0.00% - 2.21%

These assumptions were utilized in the calculation of the compensation expense noted above. The expenses are the result of previously granted stock options and those awarded, if any, during the nine months ended September 30, 2010 and 2009, respectively.

A summary of the Company’s stock option activity and related information for the three and nine months ended September 30, 2010 and 2009 is set forth in the following table:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2010	2,298,917	727,940	$16.92
Options granted	—	—	—
Options forfeited	10,800	(10,800)	15.21
Options exercised	—	—	—

Balance at September 30, 2010	2,309,717	717,140	16.95

Balance at June 30, 2009	2,174,752	865,651	$16.44
Options granted	(5,000)	5,000	4.30
Options forfeited	14,160	(14,160)	15.27
Options exercised	13,546	(13,546)	3.43

Balance at September 30, 2009	2,197,458	842,945	16.60

Balance at December 31, 2009	2,266,612	760,245	$16.93
Options granted	—	—	—
Options forfeited	43,105	(43,105)	16.59
Options exercised	—	—	—

Balance at September 30, 2010	2,309,717	717,140	16.95

Balance at December 31, 2008	2,190,252	850,151	$16.78
Options granted	(30,000)	30,000	4.71
Options forfeited	23,660	(23,660)	15.52
Options exercised	13,546	(13,546)	3.43

Balance at September 30, 2009	2,197,458	842,945	16.60

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The stock options as of September 30, 2010 have been segregated into three ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price

$ 3.43 - $ 8.00	52,745	5.38	$5.02	32,078	3.38	$5.23
$ 8.01 - $ 20.00	478,395	6.15	16.08	387,017	6.01	16.07
$ 20.01 - $ 25.10	186,000	6.08	22.56	162,900	6.07	22.56

As of September 30, 2010	717,140	6.08	16.95	581,995	5.88	17.29

$ 2.23 - $ 8.00	79,745	5.06	$5.13	49,745	2.41	$5.38
$ 8.01 - $ 20.00	559,200	7.10	16.02	326,601	6.66	15.70
$ 20.01 - $ 25.10	204,000	6.99	22.69	125,767	6.92	22.75

As of September 30, 2009	842,945	6.88	16.60	502,113	6.30	16.44

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2010 was $12,000 and $4,000 compared to $0 at September 30, 2009. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $5.09 and $3.82 as of September 30, 2010 and 2009, respectively, and the exercise price multiplied by the number of options outstanding. No options were exercised during the three and nine months ended September 30, 2010 while 13,546 options were exercised during the same periods in 2009. Total fair value of vested options was $1.1 million and $1.3 million as of September 30, 2010 and 2009, respectively. The number of options that were not vested as of September 30, 2010 and 2009 was 135,145 and 340,832, respectively.

As of September 30, 2010 and 2009, the Company had approximately $523,000 and $1.2 million of unrecognized compensation costs related to unvested options, respectively, which are expected to be recognized over a weighted average period of 1.80 years and 2.23 years, respectively.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Restricted Stock Awards

Restricted stock activity under the 2006 Plan as of and changes during the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Nonvested, beginning of period	57,309	$5.83	10,050	$13.59
Granted	8,700	5.50	59,609	5.13
Vested	—	—	(2,950)	17.00
Cancelled and forfeited	(225)	11.43	(925)	14.29

Nonvested, at end of period	65,784	5.76	65,784	5.76

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Nonvested, beginning of period	11,550	$13.93	10,400	$14.72
Granted	—	—	1,150	3.07
Vested	—	—	—	—
Cancelled and forfeited	(850)	15.66	(850)	15.66

Nonvested, at end of period	10,700	14.83	10,700	14.83

The Company recorded compensation cost of $20,000 and $62,000, respectively, related to the restricted stock granted under the 2006 Plan for the three and nine months ended September 30, 2010 and $5,000 and $15,000, respectively, for the same periods in 2009. At September 30, 2010 and 2009, the Company had approximately $196,000 and $53,000 of unrecognized compensation costs related to unvested restricted stock, respectively. The costs are expected to be recognized over a weighted-average period of 2.15 years and 1.51 years as of September 30, 2010 and 2009, respectively.

16. COMMON AND PREFERRED STOCK CASH DIVIDENDS

On March 25, 2009, the Company’s board of directors suspended its quarterly cash dividends on the Company’s common stock based on adverse economic conditions and the Company’s then recent losses. The board of directors determined that this is a prudent, safe and sound practice to preserve capital, and does not expect to resume the payment of cash dividends in the foreseeable future. Unless the preferred stock issued to the Treasury Department in the TARP Capital Purchase Program has been redeemed, the Company will not be permitted to resume paying cash dividends without the consent of the Treasury Department until December 2011. In addition, the Bank and the Company have each entered into Informal Regulation Agreements with the respective regulatory agency or agencies, pursuant to which both the Bank and the Company must obtain prior regulatory approval to pay dividends.

The Company paid a preferred stock dividend of $688,000 on August 15, 2010 and accrued for the preferred stock dividends of $344,000 at September 30, 2010 which will be included in the next payment scheduled on November 15, 2010.

17. PREFERRED STOCK AND COMMON STOCK WARRANTS

The Company entered into Securities Purchase Agreements with a limited number of institutional and other accredited investors, including insiders, to sell a total of 73,500 shares of mandatorily convertible non-cumulative non-voting perpetual preferred stock, series B, without par value (the “Series B Preferred Stock”) at a price of $1,000 per share, for an aggregate gross purchase price of $73.5 million. This private placement closed on December 31, 2009, and the Company issued an aggregate of 73,500 shares of Series B Preferred Stock upon its receipt of consideration in cash. The Series B Preferred Stock converted into 19,599,981 million shares of common stock effective March 29, 2010, following shareholder approval of such conversion. The conversion ratio was equal to the quotient obtained by dividing the $1,000 per share purchase price by the conversion price of $3.75. The shares issued in this private placement were registered on a Form S-3 Registration Statement, as amended, which became effective April 8, 2010, thus removing the restrictions on resale.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The conversion price of $3.75 per share was less than the fair value of $5.23 per share of our common stock on December 29, 2009, the commitment date for the issuance of the Series B Preferred Stock. The Series B Preferred Stock was thus issued with a beneficial conversion feature with an intrinsic value of $1.48 per share or at a discount of $29,007,972. On the effective date of the conversion, the unamortized discount due to the beneficial conversion feature was immediately recognized as a dividend and accounted for as a charge to retained earnings and a reduction of net income available to common shareholders in the earnings per share computation.

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

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

18. EARNINGS (LOSS) PER COMMON SHARE

Common stock outstanding at September 30, 2010 totaled 39,902,811 shares. Basic earnings (loss) per common share are calculated on the basis of weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Diluted earnings (loss) per common share do not include all potentially dilutive shares that may result from the future exercise or vesting of outstanding stock options and restricted stock awards. Exercise of options is not assumed if the result would be anti-dilutive such as when a loss from continuing operations is reported.

The following table sets forth the Company’s earnings (loss) per common share calculation for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010			2009
	(Dollars in thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net (Loss)	Average Number of Shares	Per Share Amounts
Basic earnings (loss) per share
Net income (loss)	$5,963	39,902	$0.15	$(2,524)	16,789	$(0.15)
Less : preferred stock dividends and accretion of preferred stock discount	(748)	—	(0.02)	(742)	—	(0.04)

Income (loss) available to common shareholders	5,215	39,902	0.13	(3,266)	16,789	(0.19)
Effect of dilutive securities:
Stock options and restricted stock awards	—	10	—	—	—	—

Diluted earnings (loss) per share
Income (loss) available to common shareholders	$5,215	39,912	$0.13	$(3,266)	16,789	$(0.19)

	Nine Months Ended September 30,
	2010			2009
	(Dollars in thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net (Loss)	Average Number of Shares	Per Share Amounts
Basic earnings (loss) per share
Net income (loss)	$16,233	33,763	$0.48	$(18,036)	16,789	$(1.07)
Less : preferred stock dividends and accretion of preferred stock discount	(31,246)	—	(0.92)	(2,211)	—	(0.14)

Income (loss) available to common shareholders	(15,013)	33,763	(0.44)	(20,247)	16,789	(1.21)
Effect of dilutive securities:
Stock options and restricted stock awards	—	—	—	—	—	—

Diluted earnings (loss) per share
Income (loss) available to common shareholders	$(15,013)	33,763	$(0.44)	$(20,247)	16,789	$(1.21)

The number of common shares underlying stock options which were outstanding but not included in the calculation of diluted earnings (loss) per share because they would have had an anti-dilutive effect amounted to approximately 717,000 and 678,000 shares, respectively, for the three and nine months ended September 30, 2010 and 863,000 and 871,000 shares, respectively, for the same periods in 2009.

19. INCOME TAXES

The income tax (benefit) provision amounted to $(0.8) million and $4.4 million for the three and nine months ended September 30, 2010 representing effective tax rates of (16.5)% and 21.3%, respectively, compared to income tax benefit of $1.6 million and $13.8 million for the same periods in 2009 representing effective tax rates of (38.9)% and (43.4)%, respectively. The primary reasons for the difference from the federal statutory tax rate of 35% are the inclusion of state taxes

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

and reductions related to tax favored investments in low-income housing, dividend exclusions, treatment of share-based payments amortization, an increase in cash surrender value of bank owned life insurance and California enterprise zone interest deductions and hiring credits. In addition, the Company reduced income tax expense by $2.1 million in the third quarter of 2010 due to a reduction in the valuation allowance against deferred tax assets. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $345,000 and $1.1 million for the three and nine months ended September 30, 2010, respectively, as compared to zero for the same periods in 2009.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns. The Company’s net deferred tax assets were $10.1 million, net of a valuation allowance of $14.0 million at September 30, 2010, and $11.6 million, net of a valuation allowance of $16.3 million at December 31, 2009. The reduction in the valuation allowance reduced income tax expense by $2.1 million and $2.3 million for the three and nine months ended September 30, 2010. The reduction is primarily due to the expected utilization of deferred tax assets related to the 2010 tax year for state income tax purposes. As of September 30, 2010, the Company’s deferred tax assets were primarily due to the allowance for loan losses.

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

The Internal Revenue Service (the “IRS”) and the Franchise Tax Board (the “FTB”) have examined the Company’s consolidated federal income tax returns for tax years up to and including 2007. As of September 30, 2010, the Company was under examination by the FTB for the 2005-2007 tax years and there is no open examination by the IRS. The Company does not anticipate any material changes as a result of the examination. In addition, the Company does not have any unrecognized tax benefits subject to significant increase or decrease as a result of uncertainty.

20. FAIR VALUE MEASUREMENTS

Fair Values of Financial Instruments

The Company, using available market information and appropriate valuation methodologies available to management at September 30, 2010 and December 31, 2009, has determined the estimated fair value of financial instruments. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Furthermore, fair values do not reflect any premium or discount that may result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$321,012	$321,012	$232,802	$232,802
Investment securities available for sale	290,803	290,803	370,427	370,427
Non-covered loans, net	1,411,774	1,407,247	1,479,142	1,472,963
Covered loans	112,674	112,313	—	—
Federal Home Loan Bank and other equity stock	15,642	15,642	15,673	15,673
FDIC loss share receivable	23,652	23,652
Customers’ liability on acceptances	1,412	1,412	2,341	2,341
Accrued interest receivable	5,487	5,487	6,879	6,879
Income tax receivable	16,354	16,354	16,140	16,140

Liabilities
Deposits	1,792,281	1,771,887	1,747,671	1,704,176
Other borrowed funds	168,538	180,286	148,443	157,593
Acceptances outstanding	1,412	1,412	2,341	2,341
Accrued interest payable	5,558	5,558	5,803	5,803
Long-term subordinated debentures	18,557	14,407	18,557	13,790
Accrued expenses and other liabilities	10,403	10,403	13,927	13,927

Off-balance sheet items
Commitments to extend credit	171,201	219	187,148	240
Standby letter of credit	28,151	422	21,284	319
Commercial letters of credit	27,160	102	22,190	84
Performance bonds	249	4	651	9

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

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets

Securities

U.S. Treasury – Fair values for U.S. Treasury securities are measured by using quoted market prices, a Level 1 measurement.

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

The Company owns one collateralized debt obligation (“CDO”) security that is backed by trust preferred securities (“TRUPS”) issued by banks and thrifts. The Company recognized an OTTI impairment during 2008 of $9.9 million to reduce the CDO TRUPS to fair value of $1.1 million. The CDO TRUPS securities market, since 2007 and continuing into the past several quarteres, has been severely impacted by the liquidity crunch and concern over the banking industry. If the weight of the evidence indicates the market is not orderly, a reporting entity shall place little, if any, weight compared with other indications of fair value on that transaction price when estimating fair value or market risk premiums. Factors that were considered to determine whether there has been a significant decrease in the volume and level of activity for the CDO TRUPS securities market when compared with normal activity include:

•	There are few recent transactions.

•	Price quotations are not based on current information.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

There are three maturity assumptions, since the final maturity on the CDO TRUPS securities can be no longer than thirty years but may be less than that as well. From the percentage impact in the 300 basis points column, an illiquidity discount of 300 basis points seems to be sufficient and reasonable based on management’s opinion in consideration of current market conditions. The maturity date on the Company’s CDO TRUPS security is October 3, 2032 and that would put the price impact for illiquidity at a 45% to 59% discount as of September 30, 2010.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

SBA loans held for sale

Loans held for sale are measured at the lower of cost or fair value. As of September 30, 2010, the Company has $37.9 million of SBA loans held for sale. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At September 30, 2010, all loans held for sale were recorded at its cost. The Company measures loans held for sale on a nonrecurring basis with Level 2 inputs.

Nonperforming loans held for sale

The Company reclassifies certain nonperforming loans when the decision to sell those loans is made. The fair value of nonperforming loans held for sale is generally based upon the quotes, bids or sales contract price which approximate the fair value. Nonperforming loans held for sale is recorded at estimated fair value less anticipated liquidation cost. As of September 30, 2010, the Company has $12.8 million of nonperforming loans held for sale. The Company measures nonperforming loans held for sale on a nonrecurring basis with Level 3 inputs.

Impaired loans

A loan is considered impaired when it is probable that all of the principal and interest due may not be collected according to the original underwriting terms of the loan. Impaired loans are measured at the lower of its carrying value or at an observable market price if available or at the fair value of the loan’s collateral if the loan is collateral dependent. Fair value of the loan’s collateral when the loan is dependent on collateral, is determined by appraisals or independent valuation, which is then adjusted for the cost associated with liquidating the collateral. The Company measures impaired loans on a nonrecurring basis with Level 3 inputs.

Other Real Estate Owned (“OREO”)

OREO is transferred at fair value and is carried at the lower of its carrying value or its fair value less anticipated disposal cost. Fair value of the OREO is determined by appraisals or independent valuation, which is then adjusted for the cost associated with liquidating the property. The Company measures OREO on a nonrecurring basis with Level 3 inputs.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Assets measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 are as follows:

Assets measured at fair value on a recurring basis		Fair Value Measurements at Reporting Date Using
	Total as of 09/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury	$300	$300	$—	$—
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	53,240	—	53,240	—

U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	157,501	—	157,501	—
Corporate trust preferred securities	1,713	—	—	1,713
Mutual Funds backed by adjustable rate mortgages	4,687	—	4,687	—
Fixed rate collateralized mortgage obligations	73,362	—	73,362	—

Total available-for-sale securities	$290,803	$300	$288,790	$1,713

	Total as of 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities:
U.S. Treasury	$300	$300	$—	$—
U.S. Governmental agencies and U.S. Government sponsored enterprise securities

U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	74,270	—	74,270	—
U.S. Governmental agencies and U.S. Government	212,175	—	212,175	—
Corporate trust preferred securities	2,404	—	—	2,404
Mutual Funds backed by adjustable rate mortgages	4,533	—	4,533	—
Fixed rate collateralized mortgage obligations	76,745	—	76,745	—
Corporate debt securities	—	—	—	—

Total available-for-sale securities	$370,427	$300	$367,723	$2,404

The following table presents the Company’s reconciliation and statement of operations classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 and 2009, respectively.

	Three months ended
	September 30, 2010	September 30, 2009
	(Dollars in thousands)
Balance, beginning of period	$1,790	$3,584
Purchases, Issuances and Settlements	—	—
Gain (Loss) in Earnings (Expenses)	—	—
Gain (Loss) in Other Comprehensive Income	(77)	(556)
Transfer in/out of Level 3	—	—

Balance, end of period	$1,713	$3,028

	Nine months ended
	September 30, 2010	September 30, 2009
	(Dollars in thousands)
Balance, beginning of period	$2,404	$—
Purchases, Issuances and Settlements	—	—
Gain (Loss) in Earnings (Expenses)	—	—
Gain (Loss) in Other Comprehensive Income	(691)	1,120
Transfer in/out of Level 3	—	1,908

Balance, end of period	$1,713	$3,028

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents the aggregated balance of assets measured at estimated fair value on a nonrecurring basis through the nine months ended September 30, 2010, and the total losses resulting from these fair value adjustments for the three and nine months ended September 30, 2010 and 2009:

Assets measured at fair value on a non-recurring basis

					Total losses
	As of September 30, 2010				Three months ended	Nine months ended
	Level 1	Level 2	Level 3	Total	September 30, 2010
Impaired Loans	$—	$—	$98,955	$98,955	$1,424	$3,281
Loans held for sale			50,723	50,723	4,102	4,558
Non-covered OREO	—	—	4,548	4,548	—	1,076
Covered OREO	—	—	1,459	1,459	29	29

Total	$—	$—	$155,685	$155,685	$5,555	$8,944

					Total losses
	As of September 30, 2009				Three months ended	Nine months ended
	Level 1	Level 2	Level 3	Total	September 30, 2009
Impaired Loans	$—	$143,092	$—	$143,092	$10,904	$23,593
Non-covered OREO	—	4,813	—	4,813	909	909

Total	$—	$147,905	$—	$147,905	$11,813	$24,502

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the major factors that influenced the Company’s consolidated results of operations for the three and nine months ended September 30, 2010 and 2009 and financial condition as of September 30, 2010 and December 31, 2009. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 and with the unaudited consolidated financial statements and notes as set forth in this report.

FORWARD-LOOKING STATEMENTS

Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are forward looking statements. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. Risks and uncertainties include, but not limited to, possible future deteriorating economic conditions in the Company’s areas of operation; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risks of available-for-sale securities declining significantly in value as interest rates rise or issuers of such securities suffer financial losses; increased competition among depository institutions; the successful integration and operations of the FDIC-assisted acquisition; the company’s ability to sustain profitable operations; the company’s ability to capitalize on strategic growth opportunities; and the company’s ability to enhance its earnings capacity; the economic and regulatory effects of the continuing war on terrorism and other events of war, including the wars in Iraq and Afghanistan; the effect of natural disasters, including earthquakes, fires and hurricanes; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, see “Risk Factors”; and “Interest Rate Risk Management” and “Liquidity and Capital Resources” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K, as amended, for the year ended December 31, 2009, as supplemented by the information contained in this report.

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

In July 2010, Dodd-Frank Act was signed into law which, among other things, limits the ability for certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. Since the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities in Tier 1 capital.

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

The Company evaluates consumer loans for impairment on a pool basis. These loans are generally smaller homogeneous loans, and are evaluated on a portfolio basis accordingly.

Deferred Taxes

Deferred income taxes are provided for using an asset and liability approach. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the interim consolidated financial statements. As of September 30, 2010, the Company’s deferred tax assets were primarily due to the allowance for loans losses.

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

The acquired loan portfolio also includes revolving lines of credit with funded and unfunded commitments. Funds advanced at the time of acquisition will be accounted for under ASC 310-30. Any additional advances on these loans subsequent to the acquisition will not be accounted for under ASC 310-30.

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

The MOUs will remain in effect until modified or terminated by the FRB, the FDIC and the DFI. We do not expect the actions called for by the MOUs to change our business strategy in any material respect, although they may have the effect of limiting or delaying the Bank’s or the Company’s ability or plans to expand. The board of directors and management of the Bank and the Company have taken various actions to comply with the MOUs, and will continue to diligently endeavor to take all actions necessary for compliance. Management believes that the Bank and the Company are currently in substantial compliance with the terms of the MOUs, although formal determinations of compliance with the MOUs can only be made by the regulatory authorities. In that regard, the Bank’s Leverage Capital Ratio and Total Risk-Based Capital ratios as of September 30, 2010 were 12.31% and 18.96%, considerably in excess of the required ratios for the Bank.

EXECUTIVE OVERVIEW

The Company recorded consolidated net income for the three and nine months ended September 30, 2010 of $6.0 million and $16.2 million, and income of $0.13 and a loss of $0.44 per diluted common share, respectively, compared to consolidated net loss of $2.5 million and $18.0 million, or a loss of $0.19 and $1.21 per diluted common share for the same periods in 2009. The following were significant highlights related to the results during the three and nine months ended September 30, 2010 as compared to the corresponding periods of 2009:

•

The provision for loan losses on non-covered loans was $4.0 million and $16.0 million for the three and nine months ended September 30, 2010 compared to $10.6 million and $54.8 million for the same periods in 2009. The decrease was primarily due to a stabilization of risk factors as well as a reduction in loan portfolio.

•

Net interest income before provision for loan losses was $17.1 million and $51.0 million for the three and nine months ended September 30, 2010, respectively, as compared to $14.8 million and $46.0 million for the same periods in 2009. The average investment portfolio for the three and nine months ended September 30, 2010 was $300.2 million and $326.8 million, respectively, compared to $251.9 million and $228.2 million, respectively, for the same periods in 2009. The increase in net interest income before provision for loan losses was a result of the decrease in interest expenses to greater extent than that of interest income for the three and nine months ended September 30, 2010 compared to the same periods in 2009. Most of the decrease in interest expense resulted from rate reductions in money market accounts and time certificates of deposits during the aforementioned periods noted above.

•

The net interest margin for the three and nine months ended September 30, 2010 increased to 3.31% and 3.34%, respectively, compared to 2.85% and 3.04%, respectively, for the same periods of 2009. Interest income on non-accrual loans amounting to $373,000 and $1.6 million was not recognized during the three and nine months ended September 30, 2010 compared to $1.1 million and $2.2 million during the same periods in 2009.

•

The Company recorded a bargain purchase gain of $5.9 million, net of expense related to equity appreciation rights exercised by the FDIC, during the nine months ended September 30, 2010 as a result of the FDIC-assisted acquisition of Innovative Bank on April 16, 2010.

•

The Company’s efficiency ratio improved to 57.6% and 49.2% for the three and nine months ended September 30, 2010, respectively, compared to 64.6% and 59.4% for the same periods in 2009. The improvement mainly relates to the increase in net interest income, a bargain purchase gain and gain on sale of securities available for sale and gain on sale of SBA loans.

•

Return on average assets and return on average equity increased to 1.04% and 8.83%, respectively, for the three months ended September 30, 2010, compared to (0.45)% and (5.01)% during the same period in 2009. Return on average assets and return on average equity increased to 0.97% and 8.29%, respectively, for the nine months ended September 30, 2010, compared to (1.12)% and (11.35)% during the same period in 2009. Return on average assets and the return on average equity increased due to the Company’s return to profitability primarily resulting from the improvement in the net interest margin, a decrease in the loan loss provision and an increase in total noninterest income including the bargain purchase gain during the nine months ended September 30, 2010 as compared to the same period in 2009.

•

During the third quarter of 2010, the Company recorded a tax benefit of $846,000. The net benefit recorded during the quarter was the result of a $2.1 million reduction in the valuation reserve maintained against the Company’s deferred tax assets.

The following are important factors in understanding the Company’s financial condition and liquidity:

•

The Company’s gross non-covered loans decreased by $71.7 million, or 4.7%, during the nine months ended September 30, 2010. Net non-covered loans and loans held for sale decreased by $67.4 million, or 4.6%, to $1.41 billion at September 30, 2010, as compared to $1.48 billion at December 31, 2009. The decrease in the loan portfolio was mainly the result of lower levels of loan production and higher levels of loan pay-offs and note sales during the first nine months of 2010. The continued economic instability has continued to adversely affect the Company’s ability to originate loans in the current year.

•

Total non-covered nonperforming loans decreased to $43.2 million as of September 30, 2010 from $63.5 million as of December 31, 2009 and increased nominally from $43.0 million as of September 30, 2009. The decrease from December 31, 2009 to September 30, 2010 primarily resulted from the decreases in nonperforming commercial real estate loans of $14.0 million and construction real estate loans of $4.4 million and trade finance of $1.5 million and commercial loans of $0.7 million offset by the increases in nonperforming SBA loans of $0.4 million.

•

Total deposits increased $44.6 million or 2.6% to $1.79 billion at September 30, 2010 compared to $1.75 billion at December 31, 2009. The increase resulted mainly from the assumption of Innovative Bank’s deposits.

•	The ratio of net loans to total deposits slightly increased to 85.1% at September 30, 2010 as compared to 84.6% at December 31, 2009.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in the interim consolidated statements of operations, the Company recorded consolidated net income of $6.0 million and $16.2 million during the three and nine months ended September 30, 2010 compared to consolidated net loss of $2.5 million and $18.0 million during the same periods in 2009. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield 1)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield 1)
Assets:
Interest-earning assets:
Loans 2)	$1,523,012	$22,513	5.86%	$1,553,814	$23,128	5.91%
Federal funds sold	228,116	127	0.22	254,853	162	0.25
Investments 3) 4)	300,231	1,499	1.98	251,891	2,426	3.82

Total interest-earning assets	2,051,359	24,139	4.67	2,060,558	25,716	4.95

Noninterest - earning assets:
Cash and due from banks	109,237			84,367
Bank premises and equipment, net	13,091			13,975
Customers’ acceptances outstanding	2,100			2,587
Accrued interest receivables	5,012			7,427
Other assets	102,399			62,418

Total noninterest-earning assets	231,839			170,774

Total assets	$2,283,198			$2,231,332

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$519,943	$1,499	1.14%	$496,907	$2,194	1.75%
Savings	92,288	589	2.53	80,529	657	3.24
Time certificates of deposit over $100,000	505,758	1,757	1.38	597,068	3,979	2.64
Other time certificates of deposit	301,881	1,292	1.70	341,459	2,201	2.56

	1,419,870	5,137	1.44	1,515,963	9,031	2.36
Other borrowed funds	169,844	1,747	4.08	159,775	1,736	4.31
Long-term subordinated debentures	18,557	155	3.31	18,557	156	3.34

Total interest-bearing liabilities	1,608,271	7,039	1.74	1,694,295	10,923	2.56

Noninterest-bearing liabilities:
Demand deposits	379,286			322,370

Total funding liabilities	1,987,557		1.41%	2,016,665		2.15%

Other liabilities	27,722			14,611

Total noninterest-bearing liabilities	407,008			336,981
Shareholders’ equity	267,919			200,056

Total liabilities and shareholders’ equity	$2,283,198			$2,231,332

Net interest income		$17,100			$14,793

Cost of deposits			1.13%			1.95%

Net interest spread 5)			2.93%			2.39%

Net interest margin 6)			3.31%			2.85%

1)	Average rates/yields for these periods have been annualized.
2)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $58,000 for the three months ended September 30, 2010 and ($106,000) for the same period in 2009. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

3)	Investments include securities available for sale, securities held to maturity, FHLB and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.
4)

Interest income on a tax equivalent basis for tax-advantaged investments was not included in the computation of yields. Such income amounted to $0 and $1,000 for the three months ended September 30, 2010 and 2009, respectively.

5)	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
6)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets as adjusted for tax equivalent basis for any tax advantaged income.

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield 7)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield 7)
Assets:
Interest-earning assets:
Loans 8)	$1,539,882	$64,529	5.60%	$1,614,596	$72,181	5.98%
Federal funds sold	173,785	289	0.22	180,436	310	0.23
Investments 9) 10)	326,820	7,302	2.99	228,200	7,060	4.14

Total interest-earning assets	2,040,487	72,120	4.73	2,023,232	79,551	5.26

Noninterest - earning assets:
Cash and due from banks	97,395			59,980
Bank premises and equipment, net	13,099			14,366
Customers’ acceptances outstanding	2,283			3,166
Accrued interest receivables	5,890			7,108
Other assets	82,536			54,063
Total noninterest-earning assets	201,203			138,683

Total assets	$2,241,690			$2,161,915

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$500,282	$4,163	1.11%	$480,777	$6,988	1.94%
Savings	93,068	1,819	2.61	65,254	1,661	3.40
Time certificates of deposit over $100,000	511,853	5,930	1.55	663,781	11,891	2.40
Other time certificates of deposit	275,656	3,746	1.82	222,982	7,128	4.27
	1,380,859	15,658	1.52	1,432,794	27,668	2.58
Other borrowed funds	166,811	5,021	4.02	168,199	5,336	4.24
Long-term subordinated debentures	18,557	438	3.16	18,557	529	3.81

Total interest-bearing liabilities	1,566,227	21,117	1.80	1,619,550	33,533	2.77
Noninterest-bearing liabilities:
Demand deposits	370,831			311,058
Total funding liabilities	1,937,058		1.46%	1,930,608		2.32%

Other liabilities	42,879			18,757
Total noninterest-bearing liabilities	413,710			329,815
Shareholders’ equity	261,753			212,550

Total liabilities and shareholders’ equity	$2,241,690			$2,161,915

Net interest income		$51,003			$46,018

Cost of deposits			1.20%			2.12%

Net interest spread 11)			2.92%			2.49%

Net interest margin 12)			3.34%			3.04%

7)	Average rates/yields for these periods have been annualized.
8)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $190,000 for the nine months ended September 30, 2010 and $589,000 for the same period in 2009. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

9)	Investments include securities available for sale, securities held to maturity, FHLB and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.
10)

Interest income on a tax equivalent basis for tax-advantaged investments was not included in the computation of yields. Such income amounted to $0 and $3,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume) and (ii) changes in interest rates (rate):

	Three Months Ended September 30, 2010 vs. 2009 Increase (Decrease) Due to Change In			Nine Months Ended September 30, 2010 vs. 2009 Increase (Decrease) Due to Change In
	Volume	Rate 13)	Total	Volume	Rate 13)	Total

Interest income:
Loans 14)	$(456)	$(159)	$(615)	$(3,251)	$(4,401)	$(7,652)
Federal funds sold	(16)	(19)	(35)	(11)	(10)	(21)
Investments 15)	402	(1,330)	(928)	2,535	(2,294)	241

Total earning assets	(70)	(1,508)	(1,578)	(727)	(6,705)	(7,432)

Interest expense:
Money market and super NOW accounts	98	(793)	(695)	273	(3,098)	(2,825)
Savings deposits	88	(156)	(68)	602	(444)	158
Time Certificates of deposits	(772)	(2,359)	(3,131)	(942)	(8,401)	(9,343)
Other borrowings	107	(96)	11	(45)	(270)	(315)
Long-term subordinated debentures	—	(1)	(1)	—	(91)	(91)

Total interest-bearing liabilities	(479)	(3,405)	(3,884)	(112)	(12,304)	(12,416)

Net interest income before provision for loan losses	$409	$1,897	$2,306	$(615)	$5,599	$4,984

13)	Average rates/yields for these periods have been annualized.
14)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately $58,000 and $190,000 for the three and nine months ended September 30, 2010 and ($106,000) and $589,000 for the same periods in 2009. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

15)

Interest income on a tax equivalent basis for tax-advantaged investments was not included in the computation of yields. Such income amounted to $0 for the three and nine months ended September 30, 2010 and compared to $1,000 and $3,000 for the same periods in 2009, respectively.

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

Total interest and dividend income for the three and nine months ended September 30, 2010 were $24.1 million and $72.1 million, respectively, compared to $25.7 million and $79.6 million for the same periods in 2009. The decrease was primarily due to the reduction in interest rates. Average yield on earning assets decreased to 4.67% and 4.73% for the three and nine months ended September 30, 2010 from 4.95% and 5.26% for the same periods in 2009, respectively.

Total interest expense for the three and nine months ended September 30, 2010 decreased by $3.9 million or 35.6% and $12.4 million or 37.0%, respectively, compared to the same periods in 2009. The decreases were primarily due to the gradual decrease in deposit cost and management’s effort to change the deposit mix focusing more on lower cost deposits during the past year. The percentage of noninterest-bearing demand deposits to total deposits increased to 21.4% at September 30, 2010 compared to 20.2% at December 31, 2009. Average interest bearing liabilities decreased by $86.0 million or 5.1% and $53.3 million or 3.3% for the three and nine months ended September 30, 2010 compared to the same periods in 2009 and noninterest-bearing demand deposits increased by $31.1 million or 8.8% at September 30, 2010 compared to December 31, 2009.

As a result, net interest income before provision for loan losses was $17.1 million and $51.0 million, respectively, for three and nine months ended September 30, 2010 compared to $14.8 million and $46.0 million for the same periods in 2009, respectively. In addition, the net interest margin for the three and nine months ended September 30, 2010 increased to 3.31% and 3.34% from 2.85% and 3.04% for the same periods in 2009, respectively.

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

The provision for loan losses was $4.0 million and $16.0 million for the three and nine months ended September 30, 2010 compared to $10.6 million and $54.8 million for the same periods in 2009. The decrease was primarily due to a stabilization of risk factors. Management believes that the $16.0 million loan loss provision was adequate for the nine months ended September 30, 2010 and that the allowance for loans losses of $54.5 million as of September 30, 2010 is adequate to absorb losses inherent in the Company’s loan portfolio.

While management believes that the allowance for loan losses, representing 3.71% of total non-covered loans at September 30, 2010 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimated, inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	Three Months Ended September 30,
	2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Change in
					Amount	Percentage
	(Dollars in thousands)
Customer service fees	$2,043	46.34%	$2,008	60.08%	$35	1.70%
Fee income from trade finance transactions	684	15.51	543	16.25	141	26.00
Wire transfer fees	321	7.28	275	8.23	46	16.70
Gain on sale of loans	257	5.83	—	—	257	100.00
Net gain (loss) on sale of securities available for sale	—	—	(7)	(0.21)	7	-100.00
Loan service fees	565	12.81	167	5.00	398	238.30
Other income	539	12.22	356	10.65	183	51.40

Total noninterest income	$4,409	100.00%	$3,342	100.00%	$1,067	31.93%

As a percentage of average earning assets		0.85%		0.64%

	Nine Months Ended September 30,
	2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Change in
					Amount	Percentage
	(Dollars in thousands)
Customer service fees	$6,161	29.12%	$6,004	56.89%	$157	2.60%
Fee income from trade finance transactions	2,062	9.75	1,679	15.91	383	22.80
Wire transfer fees	933	4.41	820	7.77	113	13.80
Gain on business acquisition	5,900	27.89	—	—	5,900	100.00
Gain on sale of loans	1,460	6.90	—	—	1,460	100.00
Net gain (loss) on sale of securities available for sale	2,209	10.44	(55)	(0.52)	2,264	-4,116.40
Loan service fees	1,153	5.45	626	5.93	527	84.20
Other income	1,279	6.05	1,480	14.02	(201)	(13.58)

Total noninterest income	$21,157	100.00%	$10,554	100.00%	$10,603	100.46%

As a percentage of average earning assets		1.39%		0.70%

The increase in noninterest income for the three months ended September 30, 2010 was primarily due to gain on sale of SBA loans that were transferred during the second quarter of 2010 and an increase in loan service fee income resulting from increased loan origination activities compared to the same period in 2009.

The increase in noninterest income for the nine months ended September 30, 2010 primarily resulted from a bargain purchase gain of $5.9 million relating to the Innovative Bank acquisition, gain on sale of SBA loans that was recognized during the second quarter of 2010, and gain on sale of securities available for sale during the first quarter of 2010. Other income in 2009 included a nonrecurring settlement received in the amount of $350,000.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,
	2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Change in
					Amount	Percentage
	(Dollars in thousands)
Salaries and employee benefits	$4,653	37.55%	$4,671	39.91%	$(18)	(0.39)%
Occupancy	1,388	11.20	1,214	10.37	174	14.33
Furniture, fixtures, and equipment	756	6.10	713	6.09	43	6.03
Data processing	832	6.71	591	5.05	241	40.78
Legal fees	567	4.58	174	1.49	393	225.86
Accounting and other professional fees	309	2.49	425	3.63	(116)	(27.29)
Business promotion and advertising	376	3.03	289	2.47	87	30.10
Stationery and supplies	91	0.73	104	0.89	(13)	(12.50)
Telecommunications	227	1.83	185	1.58	42	22.70
Postage and courier service	122	0.98	79	0.68	43	54.43
Security service	320	2.58	269	2.30	51	18.96
Regulatory assessment	1,073	8.66	642	5.49	431	67.13
OREO related expenses	170	1.37	1,152	9.84	(982)	(85.24)
Other operating expenses	1,508	12.17	1,195	10.21	313	26.19

Total noninterest expenses	$12,392	100.00%	$11,703	100.00%	$689	5.89%

As a percentage of average earning assets		2.40%		2.26%
Efficiency ratio		57.61%		64.53%

	Nine Months Ended September 30,
	2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Change in
					Amount	Percentage
	(Dollars in thousands)
Salaries and employee benefits	$13,640	38.39%	$13,645	40.62%	$(5)	(0.04)%
Occupancy	4,020	11.32	3,644	10.85	376	10.32
Furniture, fixtures, and equipment	1,903	5.36	1,757	5.23	146	8.31
Data processing	1,950	5.49	1,708	5.08	242	14.17
Legal fees	1,152	3.24	824	2.45	328	39.81
Accounting and other professional fees	1,170	3.29	1,187	3.53	(17)	(1.43)
Business promotion and advertising	1,048	2.95	971	2.89	77	7.93
Stationery and supplies	214	0.60	318	0.95	(104)	(32.70)
Telecommunications	575	1.62	506	1.51	69	13.64
Postage and courier service	311	0.88	272	0.81	39	14.34
Security service	840	2.36	775	2.31	65	8.39
Regulatory assessment	3,096	8.71	2,876	8.56	220	7.65
Merger-related expenses	129	0.36	—	—	129	—
OREO related expenses	1,529	4.30	1,305	3.88	224	17.16
Other operating expenses	3,950	11.12	3,807	11.33	143	3.76

Total noninterest expenses	$35,527	100.00%	$33,595	100.00%	$1,932	5.75%

As a percentage of average earning assets		2.33%		2.22%
Efficiency ratio		49.23%		59.38%

For the three ended September 30, 2010, the increase in noninterest expense was mainly due to increases in occupancy expense, data processing, legal expenses, and regulatory assessments offset by the decrease in OREO related expenses compared to the same period in 2009. The acquisition of Innovative Bank in April 2010 contributed to the increase in occupancy and data processing expenses. An overall increase in FDIC insurance and the increase in deposits from the Innovative Bank acquisition resulted in an increase in regulatory assessments expenses. Significant collection related expenses were recorded as legal expenses in the current quarter. The Company recorded significant fair value adjustment for acquired OREO during the third quarter of 2009.

For the nine months ended September 30, 2010, the increase in noninterest expense was mainly due to increases in occupancy expenses, data processing expenses, legal fees, regulatory assessment and OREO related expenses compared to the same period in 2009. The acquisition of Innovative Bank in April 2010 contributed to the increase in occupancy and data processing expenses. The increase in regulatory assessment was due to the significant increase in quarterly FDIC insurance premium offset by one-time special assessment of $1.0 million during the third quarter of 2009.

Noninterest expense as a percentage of average earning assets increased to 2.40% and 2.33%, respectively, for the three and nine months ended September 30, 2010 compared to 2.26% and 2.22%, respectively, for the same periods in 2009.

The Company’s efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income and noninterest income, improved to 57.61% and 49.23% for the three and nine months ended September 30, 2010, compared to 64.53% and 59.38% for the same periods in 2009. The improvement mainly relates to the increase in net interest income, a bargain purchase gain and gain on sale of securities available for sale and gain on sale of SBA loans.

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

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns. The Company’s net deferred tax assets were $10.1 million as of September 30, 2010, and $11.6 million as of December 31, 2009. As of September 30, 2010, the Company’s deferred tax assets were primarily due to the allowance for loan losses and the bargain purchase gain.

At September 30, 2010, the Company maintained a valuation reserve of $14.0 million against its deferred tax assets. This was a $2.1 million decline from the valuation reserve balance as of June 30, 2010. This reduction in the valuation reserve reduced income tax expense by $2.1 million and $2.3 million for the three and nine months ended September 30, 2010. The reduction is primarily due to the expected utilization of deferred tax assets related to the 2010 tax year for state income tax purposes.

The income tax (benefit) provision amounted to $(0.8) million and $4.4 million for the three and nine months ended September 30, 2010 representing effective tax rates of (16.5)% and 21.3%, respectively, compared to income tax benefit of $1.6 million and $3.8 million for the same periods in 2009, representing effective tax rates of 38.9% and 43.4%, respectively. The primary reasons for the difference from the federal statutory tax rate of 35% are the reduction in the valuation reserve for deferred tax assets as discussed above, inclusion of state taxes and reductions related to tax favored investments in low-income housing, dividend exclusions, treatment of share-based payments amortization, an increase in cash surrender value of bank owned life insurance and California enterprise zone interest deductions and hiring credits. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $345,000 and $1.1 million for the three and nine months ended September 30, 2010, respectively, as compared to zero for the same periods in 2009.

It is management’s policy to separately disclose any penalties or interest arising from the application of federal or state income taxes. There were no penalties or interest assessed for the nine months ended September 30, 2010.

The Internal Revenue Service (the “IRS”) and the Franchise Tax Board (the “FTB”) have examined the Company’s consolidated federal income tax returns for tax years up to and including 2005. As of September 30, 2010, the Company was under examination by the FTB for the 2005-2007 tax years and there is no open examination by the IRS. The Company does not anticipate any material changes as a result of the examination. In addition, the Company does not have any unrecognized tax benefits subject to significant increase or decrease as a result of uncertainty.

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

Short-term Investments

The Company invests its excess available funds from daily operations primarily in overnight Fed Funds and Money Market Funds. Money Market Funds are composed primarily of government funds and high quality short-term commercial paper. The Company can redeem the funds at any time. As of September 30, 2010 and December 31, 2009, the amounts invested in Federal Funds were $198.3 million and $145.8 million, respectively. The average yield earned on these funds was 0.22% for the nine months ended September 30, 2010 compared to 0.23% for the same period in 2009.

Investment Portfolio

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	As of September 30, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available for Sale:
U.S. Treasury	$300	$—	$—	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	53,037	203	—	53,240
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	152,585	4,916	—	157,501
Corporate trust preferred security	2,730	—	(1,017)	1,713
Mutual Funds backed by adjustable rate mortgages	4,500	187	—	4,687
Collateralized mortgage obligations	72,386	1,051	(75)	73,362

Total securities available for sale	$285,538	$6,357	$(1,092)	$290,803

Total investment securities	$285,538	$6,357	$(1,092)	$290,803

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available for Sale:
U.S. Treasury	$300	$—	$—	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	74,001	274	(5)	74,270
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	206,975	5,358	(158)	212,175
Corporate trust preferred security	2,713	—	(309)	2,404
Mutual Funds backed by adjustable rate mortgages	4,500	33	—	4,533
Collateralized mortgage obligations	76,533	728	(516)	76,745

Total securities available for sale	$365,022	$6,393	$(988)	$370,427

Total investment securities	$365,022	$6,393	$(988)	$370,427

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

As of September 30, 2010, securities available for sale totaled $290.8 million, compared to $370.4 million as of December 31, 2009. Securities available for sale as a percentage of total assets decreased to 12.8% as of September 30, 2010 compared to 16.9% at December 31, 2009. The Company sold $56.8 million of securities available for sale during the nine months ended September 30, 2010. The Company sold $4.7 million (at book value) of its municipal holdings in the held-to-maturity category and reclassified the remaining $3.8 million (at fair value) to the available-for-sale category during the first quarter of 2009. The Company sold municipal securities due to concerns about declining credit quality in the municipal securities market and to improve liquidity in the investment portfolio.

The investment securities purchased by the Company generally include U.S. agency and government sponsored entities (“GSE”), mortgage-backed securities (“MBS”) and CMO’s as well as agency debentures. The Company increased its holdings of Ginnie Mae (“GNMA”) securities during the quarter since GNMA securities are backed by the full faith and credit of the U.S. government and carry a zero risk weight for regulatory capital purposes. Although the investment yields on GNMA securities are generally lower than other comparable “non-GNMA” labeled securities, the Company believes that the purchases of GNMA securities are a prudent risk-reduction strategy.

Available-for-sale securities represented 100.0% of the investment portfolio as of September 30, 2010 and December 31, 2009. For the three and nine months ended September 30, 2010, the yields on the average investment portfolio were 1.98% and 2.99%, respectively, as compared to 3.82% and 4.14%, respectively, for the same periods in 2009.

The following table summarizes, as of September 30, 2010, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

	Within one Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):

U.S. Treasury	$300	0.22%	$—	—%	$—	0%	$—	0%	$300	0.22%
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	—	—	51,237	1.46	2,003	1.07	—	—	53,240	1.45

U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	6	5.77	1,808	4.62	41,878	3.00	113,809	3.47	157,501	3.36
Corporate trust preferred securities	—	—	—	—	—	—	1,713	12.24	1,713	12.24

Mutual Funds backed by adjustable rate mortgages	4,687	3.52	—	—	—	—	—	—	4,687	3.52

Collateralized mortgage obligations	—	—	—	—	13,354	1.92	60,008	2.81	73,362	2.65

Total available for sale	$4,993	3.32	$53,045	1.57	$57,235	2.68	$175,530	3.33	$290,803	2.88

The following table shows the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010.

	As of September 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	$29	$—	$—	$—	$29	$—
Corporate trust preferred security	1,713	(1,017)	—	—	1,713	(1,017)
Collateralized mortgage obligations	11,614	(75)	—	—	11,614	(75)

Total	$13,356	$(1,092)	—	—	$13,356	$(1,092)

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental agencies and U.S. Government sponsored enterprise securities	$7,988	$(5)	$—	$—	$7,988	$(5)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	30,070	(144)	937	(14)	31,007	(158)
Corporate trust preferred security	2,404	(309)	—	—	2,404	(309)
Collateralized mortgage obligations	41,880	(516)	—	—	41,880	(516)

Total	$82,342	$(974)	$937	$(14)	$83,279	$(988)

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

As of September 30, 2010, the Company had a total fair value of $13.4 million of securities, with unrealized losses of $1.1 million. We believe these unrealized losses are due to a temporary condition, primarily changes in interest rates, and do not reflect a deterioration of credit quality of the issuers. The market value of securities that have been in a continuous loss position for 12 months or more was $0 without any unrealized losses.

All individual securities that have been in a continuous unrealized loss position at September 30, 2010 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at September 30, 2010. These securities have decreased in value since their purchase dates as market interest rates have changed. However, the Company has the ability, and management intends, to hold these securities until their fair values recover to cost.

The Company owns one collateralized debt obligation (“CDO”) security that is backed by trust preferred securities (“TRUPS”) issued by banks and thrifts. The Company recognized an OTTI impairment during 2008 of $9.9 million to reduce the CDO TRUPS to fair value of $1.1 million. As of April 1, 2009, the noncredit related portion of the previous OTTI of $1.6 million was reinstated to the amortized cost of the security. At September 30, 2010, the fair value of the security was $1.7 million due to the decline in the fair value which is considered temporary.

The CDO TRUPS securities market, since 2007 and continuing into the past several quarteres ,has been severely impacted by the liquidity crunch and concern over the banking industry. If the weight of the evidence indicates the market is not orderly, a reporting entity shall place little, if any, weight compared with other indications of fair value on that transaction price when estimating fair value or market risk premiums. Factors that were considered to determine whether there has been a significant decrease in the volume and level of activity for the CDO TRUPS securities market when compared with normal activity include:

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

There are three maturity assumptions since the final maturity on the CDO TRUPS securities can be no longer than thirty years but may be less than that as well. From the percentage impact in the 300 basis points column, an illiquidity discount of 300 basis points seems to be sufficient and reasonable based on management’s opinion in consideration of current market conditions. The maturity date on the Company’s CDO TRUPS security is October 3, 2032 and that would put the price impact for illiquidity at a 45% to 59% discount as of September 30, 2010.

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

In addition to the fair value computation of Moody’s Analytics, the Company considers additional factors to determine any OTTI for the CDO TRUPS security including review of trustee reports, monitoring of “break in yield” tests, analysis of current defaults and deferrals and the expectation for future defaults and deferrals. The Company reviews the key financial characteristics for individual issuers (commercial banks or thrifts) in the CDO TRUPS security and tracked issuer participation in the U.S. Treasury Department’s Capital Purchase Program (“CPP”). Also, the Company considers capital ratios, leverage ratios, nonperforming loan and nonperforming asset ratios, in addition to the review of changes to the credit ratings. The credit ratings of the Company’s CDO TRUPS security are “Ca” (Moody’s) and “C” (Fitch) as of September 30, 2010.

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

Non-covered Loan Portfolio

The following table sets forth the composition of the Company’s non-covered loan portfolio, including loans held for sale, as of the dates indicated:

	September 30, 2010		December 31, 2009
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$14,987	1.0%	$21,014	1.4%
Commercial 16)	918,882	62.6	1,007,794	65.5
Commercial	279,450	19.0	295,289	19.2
Trade Finance 17)	65,666	4.5	39,290	2.6
SBA 18)	69,029	4.7	49,933	3.2
Other 19)	50,219	3.4	50,037	3.3
Consumer	68,968	4.7	75,523	4.8

Total Non-covered Loans	1,467,201	100.0%	1,538,880	100.0%

Less:
Allowance for Loan Losses	54,460		58,543
Deferred Loan Fees	31		331
Discount on SBA Loans Retained	936		864

Net Non-covered Loans and Loans Held for Sale	$1,411,774		$1,479,142

[1]6)

Real estate commercial loans are loans secured by deeds of trust on real estate. Balance includes non-covered loans held for sale $12.8 million, at the lower of cost or fair value, at September 30, 2010. There were no non-covered loans held for sale at December 31, 2009.

[1]7)	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.
18)	Balance includes non-covered SBA loans held for sale of $37.9 million and $23.3 million, at the lower of cost or fair value, at September 30, 2010 and December 31, 2009, respectively.
[1]9)	Consists of term fed funds sold for maturity of greater than 1 day, transactions in process and overdrafts.

The Company’s total non-covered loans decreased by $71.7 million, or 4.7%, during the nine months ended September 30, 2010. Net non-covered loans and loans held for sale decreased by $67.4 million, or 4.6%, to $1.42 billion at September 30, 2010, as compared to $1.48 billion at December 31, 2009. The decrease in the loan portfolio was mainly the result of charge-offs of $20.1 million and note sales of $39.8 million exclusive of the portion financed by the Company in real estate and commercial loans during the first nine months of 2010 offset by the loan originations in trade finance and SBA loans. Net non-covered loans and loans held for sale as of September 30, 2010 represented 62.3% of total assets, compared to 67.5% as of December 31, 2009.

The decrease in total non-covered loans is comprised primarily of net decreases in commercial real estate loans of $88.9 million or 8.8%, commercial business loans of $15.8 million or 5.4%, consumer loans of $6.6 million or 8.7%, and construction real estate loans of $6.0 million or 28.7% , offset by net increases in trade finance loans of $26.4 million, or 67.1% and SBA loans of $19.1 million or 38.2%.

Construction real estate loans decreased to $15.0 million representing 1.0% of total non-covered loans as of September 30, 2010 compared to $21.0 million representing 1.4% of total loans as of December 31, 2009. As of September 30, 2010, commercial real estate loans remained the largest component of the Company’s total non-covered loan portfolio. Commercial real estate loans decreased to $918.9 million representing 62.6% of total non-covered loans as of September 30, 2010 compared to $1.0 billion representing 65.5% of total loans as of December 31, 2009.

Commercial business loans decreased to $279.5 million as of September 30, 2010 compared to $295.3 million at December 31, 2009. Trade finance loans increased to $65.7 million as of September 30, 2010 from $39.3 million at December 31, 2009.

The Company’s SBA portfolio increased to $69.0 million at September 30, 2010 compared to $49.9 million at December 31, 2009. During the three months ended September 30, 2010, the Company sold $3.0 million of SBA loans to a secondary market. As of September 30, 2010, the Company was servicing $119.7 million of sold SBA loans, compared to $113.0 million of sold SBA loans as of December 31, 2009.

Other loans mainly consisting of term fed funds sold slightly increased to $50.2 million representing 3.4% of total non-covered loans as of September 30, 2010 compared to $50.0 million representing 3.3% of total non-covered loans as of December 31, 2009. Consumer loans decreased to $69.0 million representing 4.7% of total loans as of September 30, 2010 compared to $75.5 million representing 4.8% of total loans as of December 31, 2009.

It is currently the management’s intention to focus more on commercial business loans, SBA loans and trade finance loans than construction real estate loans and commercial real estate loans mainly due to the high concentration of real estate loans in the loan portfolio.

The Company has determined it has no reportable foreign credit risk.

Covered Loan Portfolio

Total covered loans at September 30, 2010 were $112.7 million. The following table presents the concentration of the covered loan portfolio at September 30, 2010.

	September 30, 2010
	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$—	—%
Commercial	73,043	64.8
Commercial	9,698	8.6
Trade Finance	—	—
SBA	29,022	25.8
Consumer and other	911	0.8

Total Covered Loans	$112,674	100.00%

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

The following table provides information on non-covered impaired loans:

	Impaired Loans
	At September 30, 2010
	Balance	Allowance	Allowance as a % of Balance	Cumulative Charge-off	Cumulative Charge-off as a % of Original Balance
	(Dollars in thousands)
With no allocated allowance
Without charge-off	$44,961	$—	—%	$—	—%
With charge-off	9,150	—	—	7,778	45.9
With allocated allowance
Without charge-off	39,645	7,992	20.2	—	0.0
With charge-off	5,199	290	5.6	2,317	30.8

Total	$98,955	$8,282	8.4%	$10,095	9.3%

Allowance allocated to impaired loans as a percentage of impaired loans with allowance allocated		18.5%

	Impaired Loans
	At December 31, 2009
	Balance	Allowance	Allowance as a % of Balance	Cumulative Charge-off	Cumulative Charge-off as a % of Original Balance
	(Dollars in thousands)
With no allocated allowance
Without charge-off	$32,768	$—	—%	$—	—%
With charge-off	22,290	—	—	11,864	34.7
With allocated allowance
Without charge-off	17,579	2,071	11.8	—	0.0
With charge-off	4,466	579	13.0	2,072	31.7

Total	$77,103	$2,650	3.4%	$13,936	15.3%

Allowance allocated to impaired loans as a percentage of impaired loans with allowance allocated		12.0%

During the first nine months of 2010, the continued economic instability was a major contributor to the increase in impaired loans, along with the continued weakness of the commercial real estate market in Southern California. As of September 30, 2010, specific reserves of $8.3 million represented 18.5% of the impaired loans with specific reserves as compared to 12.0% as of December 31, 2009.

Nonperforming assets are comprised of loans on non-accrual status, Other Real Estate Owned (“OREO”), and Troubled Debt Restructurings (“TDRs”). TDRs are considered non-performing assets for regulatory purposes even though they are fully performing, and they are required to be disclosed in the table below. Performing TDRs of $23.9 million at September 30, 2010 and $4.4 million at December 31, 2009 are not considered nonperforming assets for purposes of computing the ratios of nonperforming loans to total gross loans, and nonperforming assets as a percentage of total gross loans and OREO. The Company generally places loans on non-accrual status when they become 90 days past due, unless they are both fully secured and in process of collection. OREO consists of real property acquired through foreclosure or similar means that the Company intends to offer for sale.

At September 30, 2010, the Company held TDR’s of $43.0 million. A TDR is a debt restructuring in which a bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDR’s may include, but are not necessarily limited to:

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

All TDR’s at September 30, 2010 are impaired, and $19.1 million were non-accrual and are included in the table below by the appropriate category. The remaining $23.9 million of the Company’s TDR’s meet the conditions that qualify these loans as performing at September 30, 2010. At December 31, 2009, TDR’s amounted to $27.1 million.

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

The following table provides information with respect to the components of the Company’s non-covered nonperforming assets as of the dates indicated:

	September 30, 2010	December 31, 2009	September 30, 2009
	(Dollars in thousands)
Non-covered nonperforming loans:
Real estate:
Construction	$4,029	$8,441	$5,309
Commercial	28,639	42,678	25,167
Commercial	7,631	8,290	8,236
Consumer	229	339	909
Trade Finance	—	1,498	1,196
SBA	2,653	2,207	2,185

Total non-covered nonperforming loans	43,181	63,453	43,002
Other real estate owned (OREO)	4,548	4,278	4,813

Non-covered nonperforming assets	$47,729	$67,731	$47,815

Guaranteed portion of nonperforming loans	$3,022	$2,816	$3,134

Total non-covered nonperforming assets, net of guarantee	$44,707	$64,915	$44,681

Performing TDR’s not included above	$23,898	$4,414	$4,400

Nonperforming loans as a percent of total non-covered loans	2.94%	4.12%	2.70%
Nonperforming assets as a percent of non-covered loans and OREO	3.24%	4.39%	2.99%
Allowance for loan losses to non-covered nonperforming loans	126.1%	92.3%	148.8%

Total non-covered nonperforming loans decreased to $43.2 million as of September 30, 2010 from $63.5 million as of December 31, 2009 and increased nominally from $43.0 million as of September 30, 2009. The decrease from December 31, 2009 to September 30, 2010 primarily resulted from the decreases in nonperforming commercial real estate loans of $14.0 million and construction real estate loans of $4.4 million and trade finance of $1.5 million and commercial loans of $0.7 million offset by the increases in nonperforming SBA loans of $0.4 million. In addition, non-covered nonperforming loans of $12.8 million were reclassified as non-covered loans held for sale during the three months ended September 30, 2010.

Total non-covered nonperforming assets were $47.7 million, representing 3.24% of total non-covered loans and OREO at September 30, 2010 compared to $67.7 million, representing 4.39% of total non-covered loans and OREO at December 31, 2009. Total non-covered nonperforming assets, net of the guarantees, decreased to $44.7 million as of September 30, 2010 from $64.9 million as of December 31, 2010. The decrease from December 31, 2009 was a result of significant charge-offs and reclassification to non-covered loans held for sale.

Covered Nonperforming Assets

Covered nonperforming assets totaled $12.3 million at September 30, 2010. These covered nonperforming assets are subject to loss sharing agreement with the FDIC. The covered nonperforming assets at September 30, 2010 are as follows:

September 30, 2010
(Dollars in thousands)
Covered loans on non-accrual status	$10,890
Covered other real estate owned	1,459

Total covered nonperforming assets	$12,349

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

The following table sets forth the composition of the allowance for loan losses as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Specific (Impaired loans)	$8,282	$2,656
Formula (non-homogeneous)	45,694	55,539
Homogeneous	484	348

Total allowance for loan losses	$54,460	$58,543

The table below summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Nine Months Ended September 30, 2009
	(Dollars in thousands)
Balances
Average total non-covered loans outstanding during the period 20)	$1,498,908	$1,637,703	$1,661,384

Total non-covered loans outstanding at end of period 20)	$1,466,234	$1,537,685	$1,592,331

Allowance for Loan Losses:
Balance at beginning of period	$58,543	$38,172	$38,172

Charge-offs:
Real estate
Construction	419	6,844	5,078
Commercial	16,178	23,742	7,173
Commercial	5,011	23,795	15,305
Consumer	563	1,599	1,298
Trade finance	1,448	911	—
SBA	1,008	941	786

Total charge-offs	24,627	57,832	29,640

Recoveries
Real estate
Construction	123	—	—
Commercial	1,357	—	—
Commercial	2,817	269	253
Consumer	96	394	299
Trade finance	—	1	1
SBA	151	67	46

Total recoveries	4,544	731	599

Net loan charge-offs	20,083	57,101	29,041
Provision for loan losses	16,000	77,472	54,847

Balance at end of period	$54,460	$58,543	$63,978

Ratios:
Net loan charge-offs to average non-covered loans*	1.79%	3.49%	2.33%
Provision for loan losses to average total non-covered loans*	1.43	4.73	4.40
Allowance for loan losses to gross non-covered loans at end of period	3.71	3.81	4.01
Allowance for loan losses to non-covered nonperforming loans	126.12	92.26	148.8
Net loan charge-offs to allowance for loan losses at end of period*	49.30	97.54	60.52
Net loan charge-offs to provision for loan losses	125.52	73.71	52.95

*	Ratios are annualized for comparability purposes
20)	Total non-covered loans are net of deferred loan fees and discount on SBA loans sold.

Based on a quarterly migration and qualitative analysis which evaluates the loan portfolio credit quality, the allowance for loan losses decreased to $54.5 million as of September 30, 2010 compared to $58.5 million at December 31, 2009. The Company recorded a provision of $16.0 million for the nine months ended September 30, 2010 compared to $54.8 million for the same period of 2009. For the nine months ended September 30, 2010, the Company charged off $24.6 million and recovered $4.5 million resulting in net loan charge-offs of $20.1 million, compared to net loan charge-offs of $29.0 million for the same period in 2009.

Management believes the level of the allowance as of September 30, 2010 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require increased provisions for loan losses in the future.

The ratio of the Company’s allowance for loan losses to gross non-covered loans decreased to 3.71% at September 30, 2010 from 3.81% at December 31, 2009 of gross non-covered loans. The ratio of the allowance for loan losses to total non-covered nonperforming loans increased to 126% as of September 30, 2010 compared to 92% as of December 31, 2009 due to a reduction in nonperforming loans. Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. Commercial real estate is the principal collateral for the Company’s loans.

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

The Company’s average interest bearing deposit cost decreased to 1.44% and 1.52%, respectively, for the three and nine months ended September 30, 2010, compared to 2.36% and 2.58%, respectively, for the same periods in 2009. The decreases were a result of the management’s effort to change the deposit mix focusing more on lower cost deposits during the past year.

The Company can deter, to some extent, the rate sensitive customers who demand high cost certificates of deposit because of local market competition by using wholesale funding sources. As of September 30, 2010, the Company held brokered deposits in the amount of $160.6 million compared to $260.2 million as of December 31, 2009. The Company also had certificates of deposit with State of California in the amount of $115.6 million as of September 30, 2010 and $115.0 million as of December 31, 2009.

The following table summarizes deposits and the composition of deposits as a percentage of total deposits as of the dates indicated:

	September 30,		December 31,		Change in
	2010		2009		Amount	Percentage
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$383,508	21.4%	$352,395	20.2%	$31,113	8.8%
Money market accounts and NOW	497,362	27.8	528,331	30.2	(30,969)	(5.9)
Savings	89,067	5.0	86,567	5.0	2,500	2.9

	969,937	54.1	967,293	55.3	2,644	0.3

Time deposits
Less than $100,000	302,745	16.9	256,020	14.6	46,725	18.3
$100,000 or more	519,599	29.0	524,358	30.0	(4,759)	(0.9)

Total	$1,792,281	100.0%	$1,747,671	100.0%	$44,610	2.6%

Total deposits increased $44.6 million or 2.6% at September 30, 2010 compared to $1.75 billion at December 31, 2009. During the first nine months of 2010, noninterest-bearing demand deposits increased by $31.1 million, or 8.8%, and represented 21.4% of total deposits at September 30, 2010 compared to 20.2% at December 31, 2009. MMDA and NOW decreased by $31.0 million, or 5.9%, declining to 27.8% of total deposits at September 30, 2010 from 30.2% at December 31, 2009. Savings account balances increased by $2.5 million, or 2.9%, and represented 5.0% of total deposits at September 30, 2010 and 2009. Time deposits under $100,000, which are classified as core deposits, increased by $46.7 million, or 18.3%. Jumbo time deposits, or time deposits greater than or equal to $100,000, decreased by $4.8 million, or 0.9%. The increases in deposits were mostly due to the assumption of Innovative Bank’s deposits.

Time deposits by maturity dates are as follows at September 30, 2010:

	$100,000 or Greater	Less Than $100,000	Total
	(Dollars in thousands)
2010	$199,813	$64,778	$264,591
2011	241,721	176,206	417,927
2012	50,340	54,048	104,388
2013	21,387	7,434	28,821
2014 and thereafter	6,338	279	6,617

Total	$519,599	$302,745	$822,344

Information concerning the average balance and average rates paid on deposits by deposit type for the three and nine months ended September 30, 2010 and 2009 is contained in the tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses FHLB advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowings were $167.5 million and $146.8 million at September 30, 2010 and December 31, 2009, respectively. Notes issued to the U.S. Treasury amounted to $1.0 million as of September 30, 2010 compared to $1.6 million as of December 31, 2009. The total borrowed amount outstanding at September 30, 2010 and December 31, 2009 was $168.5 million and $148.4 million, respectively.

In addition, the issuance of long-term subordinated debentures at the end of 2003 of $18.0 million in “pass-through” trust preferred securities created another source of funding.

Contractual Obligations

The following table presents, as of September 30, 2010, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Remaining 3 months in 2010	2011	2012	2013	2014	2015 & thereafter	Total
	(Dollars in thousands)
Debt obligations 21)	$—	$—	$—	$—	$—	$18,557	$18,557
FHLB advances	92	40,381	105,295	157	167	20,477	166,569
Deposits	272,232	435,403	114,441	35,924	8,030	3,791	869,821
Operating lease obligations	744	1,890	1,853	1,405	1,184	2,478	9,554

Total contractual obligations	$273,068	$477,674	$221,589	$37,486	$9,381	$45,303	$1,064,501

21)	Includes principal payment only and may be redeemed quarterly by the issuer.

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

As a means of augmenting the liquidity sources, the Company has available a combination of borrowing sources comprised of FHLB advances, federal funds lines with various correspondent banks, and access to the wholesale markets. The Company believes these liquidity sources to be stable and adequate. At September 30, 2010, the Company was not aware of any information that was reasonably likely to have a material adverse effect on our liquidity position.

The liquidity of the Company is primarily dependent on the payment of cash dividends by its subsidiary, Center Bank, subject to limitations imposed by the laws of the State of California, and by the terms of the MOUs between the Company and the Bank and their respective regulatory agencies (see “Recent Developments” above). Center Financial held $5.4 million in liquid funds with Center Bank at September 30, 2010 which can be used to pay dividends on Center Financial’s preferred stock, interest on its capital trust pass-through securities and other expenses as needed.

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

	At September 30, 2010	At December 31, 2009
Net loans	$1,524,448	$1,479,142
Deposits	$1,792,281	$1,747,671
Net loan to deposit ratio	85.1%	84.6%

As of September 30, 2010 and December 31, 2009, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 23.7% and 23.5%, respectively. The Company’s liquidity ratio remained consistent as cash and other short-term marketable assets remained relatively unchanged during the first nine months in 2010. Total available on balance sheet liquidity as of September 30, 2010 was $434.2 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available-for-sale securities.

The Company’s net non-core fund dependence ratio was 30.6% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by long-term assets. All of the ratios were in compliance with internal guidelines as of and for the nine months ended September 30, 2010. In addition to the Company’s on balance sheet liquidity, the Company is looking toward the growth of retail core and time deposits to meet its liquidity needs in the future.

At September 30, 2010, the Company had $194.1 million in FHLB borrowings, $77.7 million with FRB and $36.0 million in federal funds lines totaling $307.8 million of available funding sources. Additionally, $106.8 million in investment securities may be pledged as collateral for repurchase agreements and other credit facilities. The Company was approved for the Borrower In Custody arrangement by the FRB in January 2009. Collateral held in such an arrangement may be used to secure advances and/or credit for the discount window program and will provide the Company with additional source of liquidity. This total available funding availability does not include the Company’s ability to purchase brokered deposits, which is limited by the Company’s policy to 20% of total deposits.

	FHLB	FRB	Federal Funds Facility	Total
	(Dollars in thousands)
Total capacity	$360,698	$77,745	$36,000	$474,443
Used	(166,569)	—	—	(166,569)

Available	$194,129	$77,745	$36,000	$307,874

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

The Company’s overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and economic value of equity. Economic value of equity is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Company simulates the effect of instantaneous interest rate changes on net interest income and economic value of equity (“EVE”) on a quarterly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of September 30, 2010 and June 30, 2010, respectively, assuming a parallel shift of 100 to 300 basis points in both directions.

	Net Interest Income (NII) 22)		Economic Value of Equity (EVE) 23)
Change (In Basis Points)	September 30, 2010 % Change	June 30, 2010 % Change	September 30, 2010 % Change	June 30, 2010 % Change
+300	30.47%	29.12%	-10.68%	-10.68%
+200	19.84%	18.64%	-6.43%	-6.43%
+100	9.87%	9.25%	-2.91%	-2.91%
Level
-100	-0.49%	-0.71%	1.27%	1.27%
-200	3.29%	0.89%	3.94%	3.94%
-300	4.76%	1.90%	4.49%	4.49%

22)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios
23)	The percentage change represents economic value of equity of the Company in a stable interest rate environment versus economic value of equity in the various rate scenarios

All interest-earning assets and interest-bearing liabilities are included in the interest rate sensitivity analysis at September 30, 2010 and June 30, 2010, respectively. The changes in NII and EVE were primarily attributable to the acquisition of Innovative Bank. At September 30, 2010 and June 30, 2010, respectively, our estimated changes in net interest income and economic value of equity were within the ranges established by the Board of Directors. In a declining rate environment, the interest rate floors on the loans contribute to the favorable impact on the net interest income while in the rising rate environment, these interest rate floors also serve to lessen the full benefit of higher interest rates.

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

CAPITAL RESOURCES

Shareholders’ equity as of September 30, 2010 was $270.7 million, compared to $256.1 million as of December 31, 2009. The increase was due primarily to net earnings of $16.2 million in the first nine months of 2010. The primary sources of capital have historically been retained earnings and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options, though there were no option exercises during the first nine months of 2010. Shareholders’ equity is also affected by increases and decreases in unrealized losses on securities classified as available-for-sale. In addition, during the fourth quarter of 2009, the Company raised an aggregate of $86.3 million in gross proceeds from the successful consummation of two private placements. See “Recent Developments – Fourth Quarter Capital Raises” above.

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

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose Tier I risk based capital ratio, total risk based capital ratio and leverage ratio meet or exceed 6%, 10% and 5%, respectively, are deemed to be “well-capitalized.” As of September 30, 2010, all of the Company’s capital ratios were above the minimum regulatory requirements for a “well-capitalized” institution.

The MOU the Bank has entered into with the FDIC and the DFI requires the development of a capital plan that includes obtaining a minimum Tier 1 leverage capital ratio of not less than 9% and a total risk-based capital ratio of not less than 13% by December 31, 2009, and maintaining such minimum levels while the MOU remains in effect. The Bank’s regulatory capital ratios as of September 30, 2010 and December 31, 2009 exceeded these requirements.

The following table compares the Company’s and Bank’s actual capital ratios at September 30, 2010, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Regulatory Capital Ratios

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	19.32%	18.96%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	18.04%	17.68%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	12.55%	12.31%	4.00%	5.00%

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation was performed under the supervision and with the participation of our management, including our CEO and interim CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on the evaluation, our CEO and interim CFO have concluded that the previously identified deficiency in internal control over financial reporting has caused our disclosure controls and procedures to be not effective as of September 30, 2010.

Remediation of Material Weakness

The Company is in the process of actively remediating this material weakness. The Company established extra financial reporting review process in case of unusual or nonroutine transactions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the process to remediate the material weakness described above. As a result of these actions, management of the Company anticipates this material weakness will be remediated by the end of the fourth quarter of 2010.

PART II—OTHER INFORMATION

Item 1:	LEGAL PROCEEDINGS

In the normal course of business, the Company from time to time is involved in various claims and legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

Item 1A:	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, and supplemented and updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. These factors could materially affect the Company’s business, financial condition, liquidity, results of operations and capital position, and could cause the Company’s actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4:	(REMOVED AND RESERVED)

Item 5:	OTHER INFORMATION

Not applicable

Item 6:	EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Amended and Restated Bylaws of Center Financial Corporation[2]

3.3	Amendment to Bylaws of Center Financial Corporation[3]

3.4	Amendment to Articles of Incorporation of Center Financial Corporation[4]

4.1	Certificate of Determination for Series A Preferred Stock of Center Financial Corporation[3]

10.1	Employment Agreement between Center Financial Corporation and Jae Whan Yoo effective January 13, 2010[5]

10.2	2006 Stock Incentive Plan, as Amended and Restated June 13, 2007[6]

10.3	Lease for Corporate Headquarters Office[7]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[8]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[8]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[8]

10.7	Deferred compensation plan and list of participants[9]

10.8	Split dollar plan and list of participants[9]

10.9	Survivor income plan and list of participants[9]

10.10	Warrant to Purchase Common Stock[3]

10.11	Letter Agreement, dated as of December 12, 2008, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Center Financial Corporation and the United States Department of the Treasury[3]

10.12	Form of Securities Purchase Agreement between the Company and each of the Purchasers, dated as of December 29, 2009[10]

10.13	Form of Subscription Agreement for Directors or Officers of the Company Dated as of November 24, 2009[11]

10.14	Form of Subscription Agreement for Non-affiliated Investors Executed in November 2009[11]

11	Statement of Computation of Per Share Earnings (included in Note 9 to Interim Consolidated Financial Statements included herein.)

31.1	Certification of Principal Executive Officer (Section 302 Certification)

31.2	Certification of Principal Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[1]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by reference
[2]	Filed as an Exhibit to the Form 8-K filed with the SEC on May 12, 2006 and incorporated herein by reference
[3]	Filed as an Exhibit to the Form 8-K filed with the SEC on December 16, 2008 and incorporated herein by reference
[4]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference
[5]	Filed as an Exhibit to the Form 8-K filed with the SEC on January 15, 2010 and incorporated herein by reference
[6]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference
[7]	Filed as an Exhibit of the same number to the Company’s Registration Statement on Form S-4 filed with the SEC on June 14, 2002 and incorporated herein by reference
[8]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference

[9]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference
[10]	Filed as an Exhibit to the Form 8-K filed with the SEC on December 31, 2009 and incorporated herein by reference
[11]	Filed as an Exhibit to the Form 8-K filed with the SEC on December 1, 2009 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Center Financial Corporation

Date: November 8, 2010	By:	/S/ JAE WHAN YOO
Jae Whan Yoo President & Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2010	By:	/S/ HWA KYUNG KIM
Hwa Kyung Kim Controller (Principal Accounting Officer)