Form 10-K/A
period 2010-12-31
CENTER FINANCIAL CORP
filed 2011-04-29
CIK 1174820

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller Reporting Company	☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the reported closing sale price of $5.15 on such date was $182.8 million. Excluded from this computation are 4,407,141 shares held by all directors and executive officers as a group on that date.

This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the Registrant outstanding as of February 28, 2011 was 39,893,864.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

Center Financial Corporation (the “Company”) is filing this Amendment No. 1 to amend Items 10 through 14 of Part III of its Form 10-K filed on March 4, 2011 (the “Original Filing”) for the purpose of including the information required by these Items due to the fact that the Company’s definitive proxy statement for the 2011 annual meeting of shareholders will not be filed with the SEC pursuant to SEC Regulation 14A on or before May 2, 2011 and therefore will not be incorporated by reference. In connection with this Amendment No. 1, the Company is including as exhibits updated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Solely for this reason, the Company also has restated Part IV of the Original Filing in Part IV of this Amendment No. 1. Except as set forth in the immediately preceding sentence, this Amendment No. 1 does not alter or restate any of the information set forth in the Original Filing.

This Amendment No. 1 continues to speak as of the date of the Form 10-K filed on March 4, 2011 and we have not updated the disclosures contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings, if any, made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth certain information with respect to (i) each of the Company’s directors and executive officers, and (ii) the directors and executive officers as a group. Additional information concerning the experience and qualifications of the Company’s directors appears immediately following the table.

			Director Since	Common Stock Beneficially Owned on April 25, 2011
Name, Address and Offices Held with Company[1]	Principal Occupation for the Past Five Years	Age		Number of Shares[2]		Vested Option Shares[3]	Percentage of Shares Outstanding[4]
Jin Chul Jhung Chairman of the Board	President and Chairman, Royal Imex, Inc. (Importing and Wholesale)	67	2000 (1998)[5]	326,474	[6]	30,000	*

David Z. Hong Director	Retired (formerly accountant, David Hong Accounting Service)	81	2000 (1985)[5]	758,262	[7]	30,000	1.97%

Chang Hwi Kim Director	President, Maxion Inc. (Home Entertainment)	68	2000 (1989)[5]	687,876	[8]	30,000	1.77%

Kevin S. Kim Director	Attorney Kevin S. Kim & Associates	53	2008 (2008)[5]	420,000	[9]	16,666	1.08%

Peter Y. S. Kim Director	President and Chairman, Harbor Express, Inc., Gold Point Transportation, Inc., Bridge Warehouse, Inc. (Trucking); President, 3Plus Logistics	62	2000 (1998)[5]	764,631		30,000	1.97%

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

[3]

Consists of option shares which are vested or will vest within 60 days of April 25, 2011 pursuant to the Company’s 2006 Stock Incentive Plan, as amended. See “ITEM 11—EXECUTIVE COMPENSATION—EXECUTIVE OFFICER AND DIRECTOR COMPENSATION—Outstanding Equity Awards at Fiscal Year-End” and “—Compensation of Directors.”

[4]

This percentage is based on the total number of shares of the Company’s common stock outstanding, plus the number of option shares for the applicable individual or group which are vested or will vest within 60 days of April 25, 2011 pursuant to the Company’s 2006 Stock Incentive Plan, as amended. See “ITEM 11—EXECUTIVE COMPENSATION—EXECUTIVE OFFICER AND DIRECTOR COMPENSATION—Outstanding Equity Awards at Fiscal Year-End” and “—Compensation of Directors.”

[5]	Year first elected or appointed a director of Center Bank.
[6]	Includes 84,073 shares held by Royal Imex, Inc., of which Mr. Jhung is President, Chairman and sole shareholder, as to which shares Mr. Jhung has sole voting and investment power.
[7]

Includes 192,980 shares held by two charitable remainder trusts of which Mr. Hong is a trustee and beneficiary, and in which Mr. Hong has proportional pecuniary interests of approximately 71% and disclaims beneficial ownership of the remaining 29%. Mr. Hong has sole voting and investment power as to all 192,980 shares held by these trusts. Mr. Hong also owns 565,282 shares directly.

[8]	Includes 18,364 shares owned by Chang Hwi Kim’s adult children, as to which shares Mr. Kim has sole voting and investment power pursuant to an agreement with the record owners of the shares.
[9]

40,000 of these shares are pledged. Includes 20,000 shares granted in the form of immediately vested restricted stock awards, consisting of 10,000 shares on February 28, 2011, 5,000 shares on March 31, 2011 and 5,000 shares on April 13, 2011. The shares for the latter two grants have not yet been issued.

*	Less than 1%

(Table and footnotes continued on following page.)

			Director Since	Common Stock Beneficially Owned on April 25, 2011
Name, Address and Offices Held with Company[1]	Principal Occupation for the Past Five Years	Age		Number of Shares[2]		Vested Option Shares[3]	Percentage of Shares Outstanding[4]
Sang Hoon Kim Director	Retired Chairman and Chief Executive Officer, Tmecca.com[10]	70	2000 (1985)[5]	941,726	[11]	30,000	2.41%

Chung Hyun Lee Director	Retired President, NuArt International, Inc. (Cosmetics Importing)[12]	69	2000 (1985)[5]	273,056		30,000	*

Richard S. Cupp President and Chief Executive Officer	President and Chief Executive Officer, Center Bank and Center Financial Corporation[13]	70	n/a	3,979	[14]	—	*

Lisa Kim Pai Executive Vice President, General Counsel, Corporate Secretary and Chief Risk Officer	Executive Vice President and General Counsel, Center Bank and Center Financial Corporation[15]	51	n/a	16,200		40,000	*

Jason K. Kim Senior Vice President and Chief Credit Officer, Center Bank	Senior Vice President and Chief Credit Officer, Center Bank	44	n/a	86,518	[16]	55,400	*

Sook Kyong Goo Senior Vice President and Chief Operations Officer, Center Bank	Senior Vice President and Chief Operations Officer, Center Bank[17]	57	n/a	5,390		18,000	*

Directors and Executive Officers as a Group (11 persons)				4,284,112		313,966	11.44%

(Certain footnotes appear on previous page.)

[10]	Sang Hoon Kim served as Chairman and Chief Executive Officer of Tmecca.com, an on-line provider of professional books and magazines, from 2001 until he retired from this position in April 2006.
[11]

Includes 271,418 shares held by a trust of which Sang Hoon Kim is a trustee, and 6,812 shares held by other relatives of Mr. Kim, as to all of which shares Mr. Kim has shared voting and investment power pursuant to agreements with the record owners of the shares. Also includes 274,524 shares held by Mr. Kim’s wife as separate property, all of which are pledged, as to which shares Mr. Kim has shared voting and investment power. Mr. Kim also owns 388,972 shares directly.

[12]	Mr. Lee retired from this position in October 2010.
[13]

Mr. Cupp was appointed President and Chief Executive officer on January 6, 2011, to serve until the earlier of December 31, 2011 or the close of the pending merger with Nara Bancorp. Previously, he served as principal of Richard S. Cupp, Inc. Strategic and Management Consulting, specializing in community bank turnarounds and restructurings and advising private equity investors, from March 2009 to January 2011; as President and Chief Executive Officer of County Bank and of Capital Corp of the West (“CCOW”) in Merced, California from August 2008 to February 2009; and as founding President and Chief Executive Officer of 1st Century Bank in Los Angeles from 2002 to 2007. Mr. Cupp also served as a director of CCOW from August 2008 to April 2009, and of 1st Century Bank from 2002 to 2007. CCOW filed for bankruptcy protection in April 2009 after its banking subsidiary, County Bank, was closed by the banking regulators in April 2009. Mr. Cupp was appointed Chief Executive Officer of CCOW and County Bank in order to specifically address the significant capital, liquidity and regulatory issues faced by those institutions. He has 48 years of experience in commercial banking. Previously positions include key executive roles in large regional banks, CEO roles in numerous California mid-sized community and independent banks, and advisory and consulting engagements with boards and banks throughout the west.

[14]

Represents shares subject to a restricted stock award which will vest if and only if Mr. Cupp remains employed with the Company through the end of his term of employment. See “ITEM 11—EXECUTIVE COMPENSATION—EXECUTIVE OFFICER AND DIRECTOR COMPENSATION—Employment Agreements” below.

[15]

Prior to assuming these positions in February 2007, Ms. Pai served in private legal practice with Kim Pai & Associates in Pasadena, California since November 2006; and as acting General Counsel and Corporate Secretary of Nara Bancorp in Los Angeles from June 2005 to October 2006.

[16]

Includes 14,708 shares subject to a restricted stock award which will vest 50% on February 10, 2012 and 50% on February 10, 2013, subject to receipt of satisfactory annual performance reviews each year. Such shares will continue to be subject to restrictions on transfer even when fully vested as long as the Company continues to have shares of preferred stock outstanding to the U.S. Treasury Department in connection with the TARP Capital Purchase Program.

[17]

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

Jin Chul Jhung has served as a director of Center Bank for 13 years and of Center Financial since its formation in 2000, and has served as Chairman of the Board of both entities since 2009. He has owned and operated import and wholesale businesses in the United States for more than 33 years. Mr. Jhung also serves as Chairman or Director of various Korean American community organizations including as President of the Overseas Korean Traders Association, Chairman of the first and fifth World Korean Business Conventions, and as Director of the Centennial Committee of Korean Immigration to the United States. He has received numerous awards and commendations from many civic and governmental agencies such as the Export Industry Official Commendation from the Korea Industry and Commerce Minister. On December 8, 2010, Mr. Jhung was presented with a presidential merit award by the Korean government. Mr. Jhung received a B.S. degree in Business Administration from Korea University in Seoul, Korea, as well as an Honorary Doctoral degree from Dongseo University in Busan, Korea.

David Hong is one of the founding directors of Center Bank and Center Financial and has continuously served as a director of Center Bank for 26 years and of Center Financial for 11 years. He is currently retired. Mr. Hong owned and operated his own public accounting practice for 41 years. Mr. Hong has also served as Chairman of the Korea Merchant Marine University Alumni Association and Director of Korean Churches for Community Development (KCCD). He received a B.S. degree from Korea Merchant Marine University as well as a B.A. degree in Economics and Accounting from Baker University in Kansas. Mr. Hong also attended the University of California, Los Angeles for additional post-graduate studies.

Chang Hwi Kim has served as a director of Center Bank for 22 years and of Center Financial since its formation in 2000. He has owned and operated a home entertainment products business with 11 retail facilities throughout Southern California for the past 27 years. Prior to that, Mr. Kim served as the president of the U.S. subsidiary of a Korean conglomerate consisting of numerous manufacturing and insurance companies for seven years. His experience includes working in the planning and sales departments of a major electronics company in Korea. He received a B.S. degree in Journalism from Chung-Ang University in Seoul, Korea as well as a Masters of Business Administration from Pepperdine University in California.

Kevin S. Kim has served as a director of Center Financial and Center Bank for almost three years. He has been practicing law for 16 years, with focus in corporate and business transactions, business acquisitions, tax planning, and real estate transactions. Mr. Kim also is a certified public accountant and previously worked for approximately 10 years at two of the largest public accounting firms. He received a B.A. degree with a major in English and a minor in International Trade from Hankuk University in Seoul, Korea, a Masters in Business Administration with emphasis in accounting and finance from the University of California, Los Angeles, and a J.D. from Loyola Law School in California.

Peter Y. S. Kim has served as a director of Center Bank for 13 years and of Center Financial since its formation in 2000. He has owned and operated trucking transportation and warehousing businesses in the United States for 31 years. While sponsoring many scholarship programs in the Korean-American community in Los Angeles, he also serves as an advisory board member of the Korean Studies Institute of the University of Southern California. He received a B.S. degree in Business Administration from Sogang University in Seoul, Korea.

Sang Hoon Kim is one of the founding directors of Center Bank and Center Financial and has continuously served as a director of Center Bank for 26 years and of Center Financial for 11 years. He served as Chairman and Chief Executive Officer of Tmecca.com, an on-line provider of professional books and magazines, from 2001 until he retired in 2006, and was active in various importing and manufacturing businesses in the Los Angeles area for nearly 40 years. Mr. Kim moved to the United States in 1967 and established Jaycee Co., an importer of wigs and other hair products, in 1970. In 1979, he established Protrend, Ltd., thereby entering the women’s garment import and manufacturing industry, and pioneering the successful sale of these imported products to higher-end department stores. Mr. Kim then expanded into the men’s garment import and manufacturing business in 1988 by establishing Greg and Peters, Inc., and after several decades of involvement in the wig and garment industries, he expanded into the online professional publication business referenced above, from which he retired in 2006. Mr. Kim received a B.S. degree in Economics from Korea University in Seoul, Korea.

Chung Hyun Lee is one of the founding directors of Center Bank and Center Financial and has continuously served as a director of Center Bank for 26 years and of Center Financial for 11 years. He has owned and operated cosmetics importing businesses in the United States for 35 years, and retired from his position as President of NuArt International, Inc. in October 2010. He received a B.S. degree in Industrial Engineering from Hanyang University in Seoul, Korea as well as a Masters in Industrial Engineering at the University of Southern California in California. Mr. Lee is active in the broader Korean American community in Southern California and currently serves as Director of the Overseas Korean Trade Association as well as Director of the Korean Chamber of Commerce in Los Angeles. He also has served in the past as Vice Chairman of the Korean Chamber of Commerce in Los Angeles, President of the South Bay Lions Club, Chairman of the Korean American Inter-Cultural Foundation, and Director of the Korean Federation of Los Angeles.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during and with respect to its 2010 fiscal year, no director, executive officer or beneficial owner of 10% or more of our common stock failed to file, on a timely basis, reports required during or with respect to 2010 by Section 16(a) of the Securities Exchange Act of 1934, as amended.

CODE OF ETHICS

General

We have adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) which applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Ethics requires that our directors, officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interests. Under the terms of the Code of Ethics, directors, officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics. The Code of Ethics may be found on our web site, “www.centerbank.com” under “Investor Relations—Corporate Governance.” We intend to post notice of any waiver from, or amendment to, any provision of our Code of Ethics on this web site.

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

DIRECTOR NOMINATION PROCEDURES

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board of Directors since the date of the Company’s last proxy statement (April 30, 2010).

AUDIT COMMITTEE

General. The Board of Directors has, among others, a standing Audit Committee, of which director Kevin S. Kim is Chairman and all other non-employee directors (which is currently all directors) are members. All of the members of the Audit Committee are “independent” as defined by the rules of Nasdaq and the SEC, and no member of the Audit Committee, other than in his capacity as a member of the Board of Directors or the Audit Committee, may accept any consulting, advisory or other compensatory fee from the Company. Each Audit Committee member also meets Nasdaq’s financial knowledge requirements and has substantial experience as the chief executive officer or equivalent of his respective business or profession. Two members of the audit committee have the requisite financial sophistication required for at least one member of the audit committee under the rules of Nasdaq. The Board of Directors has determined that Kevin S. Kim is an “audit committee financial expert” as defined under the SEC’s rules.

During the fiscal year ended December 31, 2010, the Audit Committee held a total of twelve meetings. The purpose of the Audit Committee is to monitor the quality and integrity of the Company’s accounting, auditing, internal control and financial reporting practices. The Committee selects the Company’s independent accountants, reviews the independence and performance of the independent accountants, and makes certain that the independent accountants have the necessary freedom and independence to freely examine all of the Company’s records. Further, the Audit Committee pre-approves all audit and permissible non-audit services to be performed by the independent accountants, with certain de minimis exceptions. Prior to the public release of annual and quarterly financial information, the Committee discusses with Management and the independent accountants the results of the independent accountants’ audit or limited review procedures associated with this information. The Committee oversees internal audit activities, including reviewing the internal audit plan, discussing various internal audit issues with Management, reviewing and concurring in the appointment or replacement of the director of the internal audits, and confirming and assuring the objectivity of internal audits. The Audit Committee also has ultimate responsibility for determining matters of interpretation with respect to the audit and accounting related portions of our Code of Ethics, and for making all final decisions concerning any disciplinary actions relating to those portions of the Code.

Audit Committee Charter. The Board of Directors has adopted an Audit Committee charter, which outlines the purpose of the Audit Committee, delineates the membership requirements and addresses the key responsibilities of the Committee. The charter may be found on our web site, “www.centerbank.com” under “Investor Relations—Corporate Governance.”

Audit Committee Report. Our Audit Committee has reviewed and discussed with management our audited consolidated financial statements as of and for the year ended December 31, 2010. The committee has discussed with our independent public accountants, which are responsible for expressing an opinion on the conformity of our audited consolidated financial statements with generally accepted accounting principles, the matters required to be discussed by Statement on Auditing Standards No. 114, including their judgments as to the quality of our financial reporting. The committee has received from the independent public accountants written disclosures and a letter as required by the Independence Standards Board, Standard No. 1, as amended, and discussed with the independent public accountants the firm’s independence from management and the Company. In considering the independence of our independent public accountants, the committee took into consideration the amount and nature of the fees paid the firm for non-audit services, as described on page 19 below. The Audit Committee also reviewed management’s report on its assessment of the effectiveness of the Company’s internal control over financial reporting and the independent registered public accounting firm’s report on the effectiveness of the Company’s internal control over financial reporting.

In reliance on the review and discussions described above, the Committee recommends to the Board of Directors that the year-end audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2010 for filing with the SEC.

Submitted by:
Kevin S. Kim, Chairman
David Z. Hong	Peter Y. S. Kim
Jin Chul Jhung	Sang Hoon Kim
Chang Hwi Kim	Chung Hyun Lee

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

General

This section addresses the Company’s compensation programs, philosophy and objectives, including the process for making compensation decisions, the role of management in the design of such program, and the Company’s 2010 executive compensation components. The discussion is intended to address the factors most relevant to understanding what our compensation programs are designed to reward, including the essential elements of compensation, why we choose to pay each element of compensation, how we determine the amount of each compensation element, and how each compensation element fits into our overall compensation objectives and affects decisions regarding other compensation elements.

Compensation Philosophy

The Company’s executive compensation programs, including those for its banking subsidiary, Center Bank, are designed to attract and retain high quality executive officers that are critical to its long-term success. The Company’s Board and management believe that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals, and to align the executives’ interests with those of the shareholders by rewarding performance based on the above established goals, with the ultimate goal of improving shareholder value.

Base compensation levels for the Named Executive Officers are established based on the officer’s roles and responsibilities, compensation of executives at comparable companies who perform similar duties, and prior year compensation. Bonus and equity compensation have historically been based on both corporate and individual performance objectives, which include asset and revenue growth, asset quality, identification of strategic opportunities, core earnings performance, regulatory compliance and personnel management. However, as discussed further below, the Company’s ability to provide incentive compensation to certain employees has been severely limited due to the Company’s participation in the U.S. Treasury Department’s Capital Purchase Program portion of the Troubled Asset Relief Program (the “CPP” or the “Capital Purchase Program”).

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

Role of the Compensation Committee. The Compensation Committee has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Compensation Committee’s decisions are designed to ensure that the total compensation paid to the Named Executive Officers is fair, reasonable and competitive (generally, the types of compensation and benefits provided to the Named Executive Officers are similar to those of other officers of similar positions at comparable companies). The Compensation Committee is also responsible for (i) reviewing and approving corporate goals and objectives relevant to the compensation of our CEO, (ii) evaluating the CEO’s performance in light of these goals and objectives, and (iii) determining and approving any discretionary elements of the CEO’s compensation, if permissible, based on this evaluation. Additionally, the Compensation Committee has reviewed compensation levels for the Named Executive Officers and has approved or modified the CEO’s recommendations concerning annual salary increases, and bonuses, when permissible, for Named Executive Officers.

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

Effect of the Company’s Participation in the U.S. Treasury Department’s Capital Purchase Program

On December 12, 2008, as part of the Capital Purchase Program, the Company sold 55,000 shares of Preferred Stock to the U.S. Treasury Department (the “Treasury Department”) at an aggregate purchase price of $55 million (the “Treasury Preferred Stock”), along with a warrant to purchase 864,780 shares of Common Stock (subsequently reduced to 432,390 shares due to the Company’s successful capital raises in the fourth quarter of 2009) at an initial exercise price of $9.54 per share. As a result of this transaction, the Company became subject to certain executive compensation requirements under the Capital Purchase Program, the Emergency Economic Stabilization Act of 2008 (“EESA”), and related Treasury Department regulations. Those compensation requirements apply to the Company’s “Senior Executive Officers” (“SEOs”), which for a public reporting company is generally identical to the Named Executive Officers disclosed in SEC filings, as well as to certain other employees.

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

Key features of the Stimulus Bill as applicable to the Company are as follows:

•

A prohibition of the payment of any “bonus, retention award, or incentive compensation” to our five most highly compensation employees (based on annual compensation earned in the prior year) until the Treasury Preferred Stock has been redeemed. The prohibition does not apply to bonuses payable pursuant to “employment agreements” in effect prior to February 11, 2009;

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

•

A requirement that the principal executive officer and principal financial officer provide a written certification of compliance with the executive compensation restrictions the Stimulus Bill in the Company’s annual filings with the SEC;

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

Performance-Based Incentives. The Compensation Committee believes that the establishment of financial incentives for the Named Executive Officers who meet certain objectives is critical to providing proper motivation to the Named Executive Officers, and thereby assisting the Company in meeting its long-term growth and financial goals. Historically, the Committee established incentives for the Named Executive Officers other than the CEO, based on objectives and goals which served as guidelines only, and determined bonuses for those individuals on a discretionary basis, after taking into account both objective and subjective factors. However, due to the Company’s participation in the CPP and the enactment of the Stimulus Bill, the Committee suspended the non-equity incentive arrangements for its Named Executive Officers (and any other employees subject to TARP bonus prohibitions) in 2010 for as long as the Company remains subject to these restrictions.

Shareholder Value and Long-Term Incentives. The Compensation Committee believes that the long-term success of the Company and its ability to consistently increase shareholder value is dependent on its ability to attract and retain skilled executives. The Company’s compensation strategy engages equity-based compensation, specifically, restricted stock awards, as limited by the Treasury Department regulations discussed above, to align the interests of the Named Executive Officers with those of our shareholders.

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

Assessment of Individual Performance. Individual performance has a strong impact on the compensation of all employees, including the CEO and the other Named Executive Officers. The CEO’s compensation in 2010 was governed by his employment contract, which is described below. For the other Named Executive Officers, the Committee receives a performance assessment and compensation recommendation from the CEO and also exercises its judgment based on the Board’s interactions with the officer. As with the CEO, the performance evaluation of these executives is based on their contributions to the Company’s performance and other leadership accomplishments.

Total Compensation Review. The Committee reviews each Named Executive Officer’s base pay and equity incentives annually. In addition to these primary compensation elements, the Committee reviews the perquisites that the Named Executive Officers are entitled to receive. Following the 2010 review, the Committee determined that these elements of compensation were reasonable in the aggregate.

Executive Compensation Components

For the fiscal year ended December 31, 2010, the principal components of compensation for Named Executive Officers were (i) base salary; (ii) equity incentives; and (iii) perquisites and other personal benefits. Of the Named Executive Officers who served during 2010, only Jae Whan Yoo, our former President and CEO, had a written employment agreement dated January 16, 2010, that governed the terms of his compensation in 2010. His employment agreement is described below under “EXECUTIVE OFFICER AND DIRECTOR COMPENSATION—Employment Agreements.” Our policies and practices for each of the principal compensation components are explained in the following paragraphs.

Base Salaries. Base salaries for our Named Executive Officers other than the CEO are dependent on the scope of their responsibilities, taking into account competitive market compensation paid by similar companies for comparable positions. Generally, we believe that executive base salaries should be targeted near the median range for executives in similar positions with similar responsibilities at comparable companies. Our Compensation Committee considers and approves our CEO’s recommendations (after any modifications) concerning base salaries for these other Named Executive Officers, including merit increases. As part of this process, the Committee considers relevant market practices by reviewing the data on peer companies of similar size, growth potential and market area. The peer group consists of three publicly traded Korean-American bank holding companies headquartered in our market area (the “Peer Group”).1 Base salary adjustments are effective following the performance evaluation conducted annually for the Named Executive Officers other than the CEO. Base salaries, including merit increases, for the Named Executive Officers other than the CEO in 2010 were primarily based on our financial and overall performance in 2009, performance of the executive and the executive’s department(s) or division(s), and base salary levels in the Peer Group. Merit increases in base pay are designed to reward our Named Executive Officers for their job performance and to manage pay growth consistent with our stated compensation objectives.

The base salary for Mr. Yoo was set forth in his employment agreement (see “EXECUTIVE OFFICER AND DIRECTOR COMPENSATION—Employment Agreements”). In determining the base salary of our CEO when negotiating the terms of his employment agreement, the Committee reviewed the levels of such salaries at comparable financial institutions, and ultimately selected a base salary figure which approximated Mr. Yoo’s prior base salary plus his minimum guaranteed bonus under his prior contract.

The salaries for the Named Executive Officers are generally targeted to be near the median range for executives in comparable positions in the Peer Group. In 2010, Mr. Yoo recommended to the Committee, and the Committee accepted his recommendation, to increase the salary and to grant equity incentives to our Executive Vice President and Chief Credit Officer. The Committee also accepted Mr. Yoo’s recommendation to increase the salaries of two other Named Executive Officers in January 2010: our General Counsel and our Chief Operations Officer.

[1]	The Peer Group consisted of the following three bank holding companies located in Los Angeles: Hanmi Financial Corporation, Nara Bancorp and Wilshire Bancorp.

Performance-Based Bonuses. The Compensation Committee historically awarded annual incentive bonuses to the Named Executive Officers other than the CEO after reviewing the Company’s and each individual’s performance for the past year. The incentive bonuses were intended to reward these individuals for favorable performance, and while not calculated on the achievement of itemized corporate performance targets in accordance with any numerical formula, were based in part on achievement of corporate performance factors including profitability, efficiency, growth, asset quality and liquidity. The Committee also considered subjective factors such as the safety and soundness of the organization, including credit quality, capital management, personnel management and regulatory compliance. However, due to the Company’s participation in the CPP, performance-based bonuses to the Named Executive Officers were suspended and no such bonuses to these individuals were awarded for 2010. Since performance-based bonuses to the Named Executive Officers were suspended in 2010, no specific criteria for 2010 were established.

In compliance with the executive compensation provisions of the EESA, Mr. Yoo’s employment agreement dated January 16, 2010, did not provide for any annual incentive bonuses.

Equity Incentives

The Compensation Committee is responsible for granting equity compensation awards under our stock incentive plan to our Named Executive Officers, and grants such awards to further each of our stated compensation program objectives.

Consistent with our general philosophy of granting substantial equity awards upon the initial appointment of our Named Executive Officers, our Executive Vice President and General Counsel, our Executive Vice President and Chief Operations Officer, our former Chief Executive Officer and our former Chief Financial officer were each granted substantial stock options in 2007, on or shortly after their appointments. Details of these options are set forth below under “EXECUTIVE OFFICER AND DIRECTOR COMPENSATION—Outstanding Equity Awards at Fiscal Year-End.” Due to the Company’s participation in the CPP, current and future grants of stock options to the Named Executive Officers were suspended effective February 2009, and restricted stock awards are the only form of equity award being considered. Pursuant to his employment agreement dated January 16, 2010, our former Chief Executive Officer was also granted a restricted stock award covering 28,301 shares of common stock. Our Chief Credit Officer was also granted a restricted stock award covering 14,708 shares of common stock in February 2010. Details of these restricted stock awards are set forth below under “EXECUTIVE OFFICER AND DIRECTOR COMPENSATION—Grants of Plan-Based Awards.” Our current Chief Executive Officer was also granted a restricted stock award upon his appointment in January 2011. See “EXECUTIVE OFFICER AND DIRECTOR COMPENSATION—Employment Agreements” below.

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

Risk Assessment Review

On August 25, 2010 and February 23, 2011, the Compensation Committee conducted its semi-annual compensation risk assessments. The Committee reviewed each employee compensation plan and the eligible employees for each plan. The compensation plans included: base salary, mid-year and year-end bonuses, performance incentive bonuses, stock options, restricted stock awards, SBA loan referral fees, SBA Department incentive payments, gas/auto/cell phone allowances, deposit incentive payments and teller incentive payments. The Committee and senior management reviewed and assigned a risk level to each compensation plan based on the plan’s potential for promoting unnecessary and excessive risk-taking. Most compensation plans had a low level of risk. For those compensation plans with moderate or higher risk levels, the Committee noted that management had implemented revisions to the structure of the compensation plan so as to mitigate the risk. The revisions included deferred payment of the SBA loan referral fees paid over a period of twelve months from the loan date contingent on the loan quality. Similarly, deposit incentive payments are deferred for three months and based on a three month average balance. This payment may be subject to clawback if any losses or charge-offs result from the deposit account.

Following the assessment, the Compensation Committee certified to various matters set forth above under “[COMMITTEES OF THE BOARD]—Compensation Committee—Compensation Committee Report.”

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

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

Summary Executive Compensation Information

The following table sets forth certain summary compensation information with respect to our “Named Executive Officers” as defined in SEC regulations, for the fiscal year ended December 31, 2010:

Summary Compensation Table

Name and Principal Position	Year	Salary[1]		Bonus[2]	Non-Equity Incentive Plan Compensation[2]	Stock and Option Awards[3]	All Other Compensation[4]	Total
Lisa Kim Pai	2010	$202,070		—	—	—	$7,780	$209,850
Executive Vice President	2009	200,000		—	—	—	11,583	211,583
General Counsel, Corporate Secretary and Chief Risk Officer	2008	192,500		$5,700	—	—	20,125	218,325

Jason K. Kim	2010	$159,183		—	—	$70,304	$17,309	$246,796
Senior Vice President	2009	140,608		—	—	—	20,924	161,532
and Chief Credit Officer	2008	140,157		$4,215	—	—	27,342	171,714

Sook Kyong Goo	2010	$152,038		—	—	—	$7,689	$159,727
Senior Vice President	2009	150,000		—	—	—	10,633	160,633
and Chief Operations Officer	2008	150,000		$4,450	—	—	18,712	173,162

Douglas Goddard	2010	$128,122	[6]		—	—	$4,025	$132,147
Interim Chief Financial Officer[5]

Jae Whan Yoo	2010	$302,074		—	—	$149,995	$15,980	$468,049
Former President and	2009	257,906		—	—	—	44,865	302,771
Chief Executive Officer	2008	257,906		—	—	—	51,503	309,409

Lonny D. Robinson	2010	$102,902	[7]	—	—	—	$3,108	$106,010
Former Executive Vice President	2009	200,000		—	—	—	8,333	208,333
and Chief Financial Officer	2008	192,500		$5,700	—	—	11,478	209,678

[1]

Includes portions of these individuals’ salaries, if applicable, which were deferred pursuant to the Company’s 401(k) Plan (the “401(k) Plan”). The 401(k) Plan permits all participants to contribute up to 15% of their annual compensation on a pre-tax basis (subject to a statutory maximum, which contributions vest immediately when made). Until May 1, 2009, the Company’s policy was to match 75% of the employee’s contribution up to 4% of his or her compensation, and 25% of the employee’s contribution that exceeds 4% but is less than 8% of his or her compensation, which contributions become vested over a period of six years at the rate of 20% per year beginning at the end of the second year of completed employment. The Company’s matching contributions were suspended as of May 1, 2009 but reinstated effective January 1, 2011.

[2]

Mr. Yoo was entitled to receive a non-equity incentive plan award of $40,000 for 2009 and 2008 based on his employment agreement, but declined to accept this incentive bonus in view of the financial crisis affecting the U.S. economy, the Company’s performance, and the fact that the other Named Executive Officers did not receive performance-based bonuses for those years. (See “COMPENSATION DISCUSSION AND ANALYSIS—Performance-Based Bonuses”). However, all of the Named Executive Officers, except for the CEO, received small mid-year and year-end bonuses in 2008 due to their participation in a Company-wide bonus program for all employees, which bonuses were awarded at the discretion of the Board of Directors.

[3]

Amounts in “stock and option awards” column represent the applicable full grant date fair values of restricted stock awards in accordance with FASB ASC Topic 718, excluding the effect of forfeitures. No options were granted in any of the years covered in the table. To facilitate year-to-year comparisons, the SEC regulations require companies to present recalculated disclosures for each preceding fiscal year required under the rules so that equity awards and stock options reflect the applicable full grant date fair values, excluding the effect of forfeitures. The total compensation column is recalculated accordingly. See Note 18 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for information regarding assumptions underlying valuation of equity awards.

[4]

Figures in the “All Other Compensation” column include employer contributions to these individuals’ accounts pursuant to the 401(k) Plan, automobile allowances or depreciation expense, gas and cellular telephone allowances or reimbursement, nominal life insurance premiums, and golf club membership dues in the case of Messrs. Yoo and Kim. The depreciation expenses for the automobile supplied to Mr. Yoo were $31,987 and $31,987 in 2009 and 2008 respectively. All other amounts described in this footnote were less than $10,000 per individual per year.

[5]

Mr. Goddard is not an “executive officer” of Center Financial or Center Bank and is therefore not included in “Identification of Directors and Executive Officers” in Item 10 above. He is included in the compensation tables solely because he served as Interim Chief Financial Officer during a portion of 2010.

[6]	Represents compensation paid from June 9, 2010 (date of employment) through December 31, 2010.
[7]	Represents compensation paid from January 1, 2010 through May 20, 2010 (date of resignation).

Grants of Plan-Based Awards

The following table furnishes information regarding restricted stock awards (“RSAs”) granted to the Named Executive Officers in 2010, which were the only form of plan-based awards granted to the Named Executive Officers during 2010:

Name	Grant Date	Number of Shares Subject to RSAs		Grant Date Fair Value of RSAs
Lisa Kim Pai	—	—		—
Jason K. Kim	02/10/10	14,708		$70,304
Sook Kyong Goo	—	—		—
Douglas Goddard	—	—		—
Jae Whan Yoo	01/15/10	28,301	[1]	$149,995
Lonny D. Robinson	—	—		—

Outstanding Equity Awards at Fiscal Year-End2

The following table provides information with respect to outstanding stock options and unvested RSAs, which were the only form of equity awards held by the Named Executive Officers at December 31, 2010:

	Option Awards						Stock Awards
Name	Number of Shares Underlying Unexercised Options— Exercisable		Number of Shares Underlying Unexercised Options— Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares of RSAs That Have Not Vested		Market Value of RSAs That Have Not Vested
Lisa Kim Pai	30,000		20,000		$22.37	02/21/17	—		—
Jason K. Kim	4,320		—		$5.00	03/15/12	14,708		$111,487
	8,640		—		5.93	05/15/12
	1,800		—		13.42	01/20/14
	4,000		—		21.06	05/23/15
	12,000		8,000		17.00	06/07/17
Sook Kyong Goo	18,000		12,000		$14.82	08/13/17	—		—
Douglas Goddard	—		—		—	—	—		—
Jae Whan Yoo	100,000	[3]	—		$22.14	02/14/17	28,301	[1]	$214,522
Lonny D. Robinson	30,000	[3]	20,000	[3]	$17.06	05/09/17	—		—

[1]	This award was forfeited on January 6, 2011.
[2]

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

[3]	Mr. Yoo’s and Mr. Robinson’s options terminated unexercised on February 5, 2011 and June 19, 2010, respectively.

Option Exercises and Stock Vested

No stock options were exercised by the Named Executive Officers during 2010 and no restricted stock awards were vested at December 31, 2010.

Deferred Compensation

In May 2004 the Board of Directors approved the Company’s Executive Deferred Compensation Plan, pursuant to which executive officers may elect to defer a portion of their annual compensation. The Deferred Compensation Plan is unfunded for tax purposes and for purposes of ERISA. The Named Executive Officers were all eligible to participate in the Executive Deferred Compensation Plan in 2010 but only two of them elected to participate. There are no employer contributions to the plan. The amounts to be deferred are selected initially by the participant and can generally be changed within 45 days before the beginning of the next plan year. Interest on the amounts deferred is credited monthly at the rate of 1% over the Wall Street Journal Prime Rate. The balance in the account is paid to the participant over a period of one year in twelve equal installments in the event of retirement, or in a lump sum within 30 days following earlier termination of employment, whether due to resignation, termination without cause, a change in control, or disability.

The following table sets forth information concerning the Executive Deferred Compensation Plan for the Named Executive Officers as of and for the fiscal year ended December 31, 2010:

Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year	Company Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End
Lisa Kim Pai	—	—	—	—	—
Jason K. Kim	$25,796	—	$1,702	—	$27,499
Sook Kyong Goo	$36,000	—	$4,094	—	$40,094
Douglas Goddard	—	—	—	—	—
Jae Whan Yoo	—	—	—	—	—
Lonny D. Robinson	—	—	—	—	—

Potential Payments Upon Termination or Change in Control

Assuming that a termination of employment had occurred on December 31, 2010 for reasons other than a change in control, none of the Named Executive Officers would have been entitled to any severance or other benefits. The benefits which would have been triggered in the event of a change in control would have consisted solely of acceleration of unvested stock options and unvested RSAs. If a change in control had occurred on December 31, 2010, all of the Named Executive Officers would have been entitled to exercise their unvested options as of that date, but no unvested options had any value on that date. As of December 31, 2010, Messrs. Kim and Yoo held unvested RSAs with market values of $111,487 and $214,522, respectively, which would have become vested in the event of a change in control. Mr. Yoo’s unvested RSA has subsequently been forfeited and Mr. Kim’s unvested RSA remains outstanding.

Employment Agreements

On January 6, 2011, Center Financial and Center Bank entered into an at-will employment letter agreement with Richard S. Cupp in connection with his appointment as Chief Executive Officer and President of the Company and the Bank (the “Letter Agreement”). Pursuant to the Letter Agreement, Mr. Cupp will serve in these capacities until the earlier of December 31, 2011 or the close of the pending merger with Nara Bancorp (the “Term”). The Letter Agreement calls for a base salary at an annual rate of $300,000 during the Term and customary employee benefits and perquisites which the Company generally makes available to its executive officers.

Pursuant to the Letter Agreement, Mr. Cupp will also receive a cash bonus of $30,000 if he remains employed through the end of the Term and his employment is not terminated by him or by reason of his death or disability. In addition, the Company has granted Mr. Cupp an RSA covering 3,979 shares of common stock at

$7.54 per share with an aggregate award value of $30,000 effective as of January 6, 2011. Such RSA shall vest if and only if Mr. Cupp remains employed with the Company through the end of the Term and his employment is not terminated by him or by reason of his death or disability.

Effective January 16, 2010, the Company and Center Bank entered into a three year employment agreement with Jae Whan Yoo, as President and Chief Executive Officer, to replace his previous employment agreement which was scheduled to expire on January 17, 2010. This employment agreement was terminated on January 6, 2011. The employment agreement specified an annual base salary of $300,000 for the first year of the contract term, with annual increases thereafter based on increases in the applicable Consumer Price Index, not to exceed 7% per year. Mr. Yoo was also entitled to the use of a Company-owned automobile, medical and life insurance benefits, reimbursement for business expenses, and payment of country club membership expenses. In addition, pursuant to his employment agreement, on January 15, 2010, Mr. Yoo was granted restricted stock awards described above under “Grants of Plan-Based Awards,” which awards have subsequently been forfeited due to Mr. Yoo’s termination.

Compensation of Directors

The Chairman of the Board receives $5,100 per month, the chairmen of the various Board committees receive $4,500 per month, and the other non-employee directors receive $3,500 per month, for their membership on the Board and attendance at Board and committee meetings. The non-employee directors also receive certain medical and dental benefits in excess of those provided to all employees. Specifically, each such director receives full medical and dental coverage (including dependent coverage) at no cost, compared to employees, who must pay between $50 and $160 per month depending on the type of coverage selected. Three directors and their dependents receive reimbursement of Medicare premiums and supplemental insurance premiums in lieu of medical benefits. These reimbursements are at similar levels as the medical benefits provided to other directors.

In May 2004, each of the non-employee directors became a participant in the Bank’s Director Survivor Income Plan, which provides for a payment to each director’s chosen beneficiary in the amount of $200,000. The Bank, in return, has purchased whole life insurance policies insuring the life of each director in amounts which exceed the benefits payable to such beneficiaries. The Bank is the beneficiary of each of the insurance policies.

No stock options were exercised by, and no restricted stock awards were granted to, the non-employee directors during 2010. As of December 31, 2010, director Kevin S. Kim held a stock option covering 25,000 shares of authorized but unissued common stock at an exercise price of $ 4.79 per share, with an expiration date in February 2019, and each of the remaining non-employee directors held a stock option covering 30,000 shares of authorized but unissued common stock, at an exercise price of $17.23 per share, with an expiration date of June 4, 2017. As of December 31, 2010, Kevin Kim’s stock option was vested as to one-third of such shares, and the stock options held by all other non-employee directors were fully vested. Information concerning stock options held as of December 31, 2010 by Jae Whan Yoo, who is also a Named Executive Officer, is set forth above under “Outstanding Equity Awards at Fiscal Year-End.”

The table below summarizes the compensation paid to the non-employee directors for the year ended December 31, 2010. Compensation paid to Jae Whan Yoo, the only director in 2010 who was also a Named Executive Officer, is set forth above in the various sections above concerning compensation paid to the Named Executive Officers.

Director Summary Compensation Table

Name	Fees Earned or Paid in Cash[1]	Option Awards	All Other Compensation[2]	Total
David Z. Hong	$54,900	—	$16,334	$71,234
Jin Chul Jhung	62,100	—	14,724	76,824
Chang Hwi Kim	54,900	—	14,724	69,624
Kevin S. Kim	54,900	—	21,552	76,452
Peter Y. S. Kim	54,900	—	21,552	76,452
Sang Hoon Kim	54,900	—	14,150	69,050
Chung Hyun Lee	54,900	—	8,740	63,640

In February 2011, the Board approved the payment of additional special director compensation to two of its board members as consideration for the additional duties being performed by such directors in connection with the proposed merger with Nara Bancorp. Specifically, Kevin Kim, an independent director, served as lead negotiator at the request of the Board during the negotiations with Nara leading up to the execution of the merger agreement on December 9, 2010. In consideration of Kevin Kim’s services in supervising the merger negotiations, the Board approved the payment to Kevin Kim of an additional board fee of $30,000.

In addition, following the execution of the merger agreement, the Board appointed Kevin Kim to take a lead role in overseeing the management and direction of the Company and of Center Bank (the “Bank”) pending the consummation of the merger. Kevin Kim’s additional director duties include overseeing and supervising management’s efforts to maintain the integrity of the Bank’s business operations and current work force pending completion of the merger, facilitating an orderly transition to Richard Cupp’s tenure as Chief Executive Officer , and addressing merger issues and otherwise preparing for consummation of the merger. Kevin Kim has performed these roles at the request of the Board since the election of Richard Cupp as Chief Executive Officer and President on January 6, 2011. In consideration of Kevin Kim’s additional services as a lead director, the Board granted restricted stock awards to Mr. Kim covering 10,000 shares of common stock on February 28, 2011, an additional 5,000 shares on March 31, 2011, and an additional 5,000 shares on April 13, 2011, all of which shares vested immediately upon grant.

Following the execution of the merger agreement, the Board also appointed Kevin Kim and Chang Hwi Kim, another independent director, as representatives to serve on a Joint Consolidation Committee with representatives of Nara Bancorp. The committee, which includes two members from the Nara Bancorp board, has the responsibility of addressing consolidation and integration issues in connection with the consummation of the holding company merger and the bank merger, including integration of the operations, business and management of the two companies. At the February 2011 board meeting, the Board approved the payment of additional compensation of $2,000 per month to each of the delegates of the Company’s Board serving on the Joint Consolidation Committee, starting from January 2011.

[1]	Includes a year-end bonus of $900.
[2]	Consists entirely of premiums for medical and dental insurance or equivalent reimbursements (see narrative description preceding table).

COMPENSATION COMMITTEE

The Board also has a standing Personnel and Compensation Committee (the “Compensation Committee”), of which director Chang Hwi Kim is Chairman and all other non-employee directors (which is currently all directors) are members. The Compensation Committee met nine times during 2010. All of the members of the Compensation Committee are “independent” directors under the Nasdaq rules. The primary functions of this committee are to (i) establish, implement and continually monitor adherence with the Company’s compensation philosophy; (ii) review and approve the corporate goals and objectives relevant to the compensation of our CEO, evaluate the CEO’s performance in light of these goals and objectives, and determine and approve any discretionary elements of the CEO’s compensation based on this evaluation; (iii) annually approve the compensation arrangements for “senior officers” (i.e., executive officers and other officers with the title of Executive Vice President or above) and approve or modify the CEO’s recommendations concerning annual bonuses, salary increases and any other compensation for such officers; (iv) review and approve the selection, retention and/or termination of any such officers; (v) monitor compensation trends, solicit independent advice where appropriate, and ensure that executive compensation plans are sufficient to attract and retain high quality executives; (vi) annually review the compensation paid to non-employee directors and make recommendations to the Board regarding such compensation, provided that no member of the Committee may act to fix his or her own compensation except for uniform compensation paid to directors for their services as a director; (vii) review executive officer compensation for compliance with applicable laws and regulations; (viii) during the period of the Company’s participation in the U.S. Treasury Department’s Capital Purchase Program (see discussion in “COMPENSATION DISCUSSION AND ANALYSIS”), taking necessary actions to comply with any applicable compensation-related restrictions and requirements related to the Capital Purchase Program, including, without limitation, conducting, in consultation with the Company’s senior risk officers, the required semi-annual review of the Company’s incentive compensation arrangements for “senior executive officers” (generally the same as the Company’s Named Executive Officers) and other employees and making reasonable efforts to ensure that such arrangements do not encourage such officers or employees to take unnecessary or excessive risks that threaten the value of the Company; (ix) consider and make recommendations to the Board of Directors concerning the Company’s equity-based compensation plans, including any proposed new plans or changes to existing plans; (x) to the extent authorized by the Board, administer and implement such plans, including, but not limited to approving equity awards to the Company’s Named Executive Officers; (xi) review and approve any renewals of the CEO’s employment contract and set his compensation levels for such contract based on market peer banks’ comparable compensation and other relevant factors at the time of renewal; (xii) annually approve bonuses for all employees; (xiii) review and approve any employment agreements, salary continuation agreements or other contractual arrangements with any officers; (xiv) produce an annual report on executive compensation, and review and approve the Compensation Discussion and Analysis appearing in the Proxy Statement, which report shall include a certification that the Compensation Committee has completed the risk assessment requirements related to the Capital Purchase Program during the period of the Company’s participation in this program; and (xv) review and make recommendations to the Board concerning personnel policies and any similar documents relating to personnel matters which require Board approval.

Compensation Committee Charter. The Board of Directors has adopted a Compensation Committee charter, which outlines the purpose of the Compensation Committee, delineates the membership requirements and addresses the key responsibilities of the Committee. The charter may be found on our web site, “www.centerbank.com” under “Investor Relations—Corporate Governance.”

Compensation Committee Interlocks and Insider Participation in Compensation Decisions. The persons named in the report below were the only persons who served on the Compensation Committee during the fiscal year ended December 31, 2010. None of these individuals has ever been an officer or employee of Center Financial Corporation or any of its subsidiaries. None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or our Compensation Committee.

Compensation Committee Report. In performing its oversight role, the Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Proxy Statement with management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement and in this Form 10-K/A for filing with the Securities and Exchange Commission.

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

During the fiscal year ended December 31, 2010, the Compensation Committee did not engage a compensation consultant.

Submitted by the Compensation Committee of the Board of Directors.

Chang Hwi Kim, Chairman
David Z. Hong	Peter Y. S. Kim
Jin Chul Jhung	Sang Hoon Kim
Kevin S. Kim	Chung Hyun Lee

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2010, with respect to stock options and restricted stock awards outstanding and available under our 2006 Stock Incentive Plan, as amended, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	571,777	$17.30	2,255,179

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Management knows of no person who owned beneficially more than 5% of the outstanding common stock of the Company as of April 25, 2011, except for Wellington Management Company, LLP (“Wellington Management”) and Fidelity Management & Research Company (“Fidelity”). Information concerning the stock ownership of the Company’s executive officers and directors is set forth in Item 10 above under “Identification of Directors and Executive Officers.” The following table furnishes information concerning Wellington Management and Fidelity:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Wellington Management Company, LLP 280 Congress Street Boston, Massachusetts 02110	3,587,998	[1]	8.99%

Common Stock	Fidelity Management & Research Company 82 Devonshire Street Boston, Massachusetts 02109	3,583,781	[2]	8.98%

[1]

Based solely on a Schedule 13G as of December 31, 2010, filed with the SEC on February 14, 2011 by Wellington Management, a registered investment adviser under the Investment Advisers Act of 1940. Wellington Management, in its capacity as an investment adviser, may be deemed to have beneficial ownership of 3,587,998 shares of common stock that are owned by its investment advisory clients, none of which is known to have such interest with respect to more than 5% of the class of shares. Wellington Management has shared voting authority over 3,487,965 shares and shared dispositive power over 3,587,998 shares.

[2]

Based solely on a Schedule 13G as of December 31, 2010, filed with the SEC on February 14, 2011 by FMR LLC, a registered investment adviser under the Investment Advisers Act of 1940. Fidelity, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under the Investment Advisers Act of 1940, is the beneficial owner of 3,583,781 shares of common stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940.

The ownership of one investment company, Fidelity Low-Priced Stock Fund, amounted to 2,185,331 shares or 5.477% of the Common Stock outstanding. Fidelity Low Priced Stock Fund has its principal business office at 82 Devonshire Street, Boston, Massachusetts 02109.

Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of the 3,583,781 shares owned by the Funds.

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

Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees.

Pyramis Global Advisors, LLC (“PGALLC”), 900 Salem Street, Smithfield, Rhode Island, 02917, an indirect wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 180,000 shares or 0.451% of the outstanding Common Stock of Center Financial Corporation as a result of its serving as investment adviser to institutional accounts, non-U.S. mutual funds, or investment companies registered under Section 8 of the Investment Company Act of 1940 owning such shares.

Edward C. Johnson 3d and FMR LLC, through its control of PGALLC, each has sole dispositive power over 180,000 shares and sole power to vote or to direct the voting of 180,000 shares of Common Stock owned by the institutional accounts or funds advised by PGALLC as reported above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

Certain of the Company’s executive officers and directors and the companies with which they are associated have been customers of, and have had banking transactions with Center Bank in the ordinary course of the Bank’s business since January 1, 2010, and the Bank expects to continue to have such banking transactions in the future. All loans and commitments to lend included in such transactions were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to the lender, and in the opinion of the Board of Directors, did not involve more than the normal risk of collectibility or present any other unfavorable features.

DIRECTOR INDEPENDENCE

The overwhelming majority of the members of our Board of Directors have historically been independent, and our Audit, Compensation, and Nomination and Governance Committees are comprised solely of independent directors in accordance with applicable SEC and Nasdaq requirements. The Board has determined that all of its current directors are “independent” as that term is defined by Nasdaq rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees

The aggregate fees billed by KPMG LLP, the Company’s independent registered public accounting firm, for the fiscal year ended December 31, 2010, and by Grant Thornton LLP, the Company’s independent registered public accounting firm, for the fiscal year ended December 31, 2009 were as follows:

	2010	2009
Audit fees	$711,562	$628,124
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$711,562	$628,124

None of the fees paid to KPMG LLP for 2010 or to Grant Thornton LLP for 2009 were paid under the de minimis safe harbor exception from Audit Committee pre-approval requirements.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of December 9, 2010, between Nara Bancorp, Inc. and Center Financial Corporation[1]

3.1	Restated Articles of Incorporation of Center Financial Corporation[2]

3.2	Amended and Restated Bylaws of Center Financial Corporation[3]

3.3	Amendment to Bylaws of Center Financial Corporation[4]

3.4	Amendment to Articles of Incorporation of Center Financial Corporation[5]

4.1	Certificate of Determination for Series A Preferred Stock of Center Financial Corporation[4]

10.1	Employment Letter Agreement between Center Financial Corporation and Richard S. Cupp effective January 6, 2011[6]

10.2	2006 Stock Incentive Plan, as Amended and Restated June 13, 2007[7]

10.3	Lease for Corporate Headquarters Office[8]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[9]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[9]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[9]

10.7	Deferred compensation plan and list of participants[10]

10.8	Split dollar plan and list of participants[10]

10.9	Survivor income plan and list of participants[10]

10.10	Warrant to Purchase Common Stock[4]

10.11	Letter Agreement, dated as of December 12, 2008, including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, between Center Financial Corporation and the United States Department of the Treasury[4]

11	Statement of Computation of Per Share Earnings (included in Note 19 to Consolidated Financial Statements included with the Original Filing)

12.1	Computation of Ratio of Earnings to Fixed Charges[11]

21	Subsidiaries of Registrant[12]

23.1	Consent of KPMG LLP[1][1]

23.2	Consent of Grant Thornton LLP[1][1]

31.1	Certification of Principal Executive Officer (Section 302 Certification)

31.2	Certification of Principal Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

99.1	Certification of Principal Executive Officer and Principal Financial Officer (pursuant to Section 111 of EESA)[1][1]

[1]	Filed as an Exhibit to the Form 8-K filed with the Commission on December 10, 2010 and incorporated herein by reference.
[2]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by reference.
[3]	Filed as an Exhibit to the Form 8-K filed with the SEC on May 12, 2006 and incorporated herein by reference.
[4]	Filed as an Exhibit to the Form 8-K filed with the SEC on December 16, 2008 and incorporated herein by reference.
[5]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.
[6]	Filed as an Exhibit to the Form 8-K filed with the SEC on January 7, 2011 and incorporated herein by reference.
[7]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference.
[8]	Filed as an Exhibit of the same number to the Company’s Registration Statement on Form S-4 filed with the SEC on June 14, 2002 and incorporated herein by reference.
[9]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.
[10]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference.
[11]	Filed as an exhibit of the same number to the Original Filing.
[12]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

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

Dated: April 29, 2011	CENTER FINANCIAL CORPORATION
a California Corporation

	By:	/s/ RICHARD S. CUPP
Richard S. Cupp
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD S. CUPP Richard S. Cupp	President and Chief Executive Officer (Principal Executive Officer)	April 29, 2011

/s/ JIN CHUL JHUNG Jin Chul Jhung	Chairman of the Board	April 29, 2011

/s/ DAVID Z. HONG David Z. Hong	Director	April 29, 2011

/s/ CHANG HWI KIM Chang Hwi Kim	Director	April 29, 2011

/s/ KEVIN S. KIM Kevin S. Kim	Director	April 29, 2011

/s/ PETER Y. S. KIM Peter Y. S. Kim	Director	April 29, 2011

/s/ SANG HOON KIM Sang Hoon Kim	Director	April 29 2011

/s/ CHUNG HYUN LEE Chung Hyun Lee	Director	April 29, 2011

/s/ HWA KYUNG KIM Hwa Kyung Kim	Vice President and Controller (Principal Financial Officer and Principal Accounting Officer)	April 29, 2011