Form 10-Q
period 2011-03-31
CENTER FINANCIAL CORP
filed 2011-05-09
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 2, 2011, there were 39,912,914 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1:	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

AS OF MARCH 31 AND DECEMBER 31

	3/31/2011	12/31/2010
	(Dollars in thousands)
ASSETS
Cash and due from banks	$33,858	$29,237
Federal funds sold	150	136,180
Money market funds and interest-bearing deposits in other banks	283,807	93,503

Cash and cash equivalents	317,815	258,920
Securities available for sale, at fair value	312,336	289,551
Non-covered loans held for sale, at the lower of cost or fair value	65,677	60,234
Federal Home Loan Bank and Pacific Coast Bankers Bank stock, at cost	14,426	15,019
Non-covered loans, net of allowance for loan losses of $51,010 and $52,047 as of March 31, 2011 and December 31, 2010, respectively	1,330,122	1,415,646
Covered loans, net of allowance for loan losses of $1,010 as of March 31, 2011 and December 31, 2010	110,753	116,283
Premises and equipment, net	13,160	13,532
Core deposit intangibles, net	449	464
Customers’ liability on acceptances	1,819	2,287
Non-covered other real estate owned, net	144	937
Covered other real estate owned, net	1,405	1,459
Accrued interest receivable	5,489	5,509
Deferred income taxes, net	14,556	14,383
Investments in affordable housing partnerships	10,469	10,824
Cash surrender value of life insurance	12,890	12,791
Income tax receivable	13,298	14,277
Prepaid regulatory assessment fees	6,902	7,864
FDIC loss share receivable	21,849	23,991
Other assets	6,559	6,308

Total	$2,260,118	$2,270,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$408,843	$396,973
Interest-bearing	1,370,763	1,374,021

Total deposits	1,779,606	1,770,994
Acceptances outstanding	1,819	2,287
Accrued interest payable	4,771	5,113
Other borrowed funds	167,749	188,670
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	8,709	10,646

Total liabilities	1,981,211	1,996,267
Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding, 55,000 shares as of March 31, 2011 and December 31, 2010 Series A, cumulative, issued and outstanding, 55,000 shares as of March 31, 2011 and December 31, 2010	53,472	53,409
Common stock, no par value; 100,000,000 shares authorized; issued and outstanding, 39,908,514 and 39,914,686 shares (including 55,362 and 76,809 shares of unvested restricted stock) as of March 31, 2011 and December 31, 2010, respectively	187,892	187,754
Retained earnings	36,135	32,000
Accumulated other comprehensive income, net of tax	1,408	849

Total shareholders’ equity	278,907	274,012

Total	$2,260,118	$2,270,279

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$21,161	$20,598
Interest on federal funds sold	42	60
Interest on taxable investment securities	1,771	2,937
Dividends on equity stock	11	—
Money market funds and interest-earning deposits	2	7

Total interest and dividend income	22,987	23,602
Interest Expense:
Interest on deposits	4,634	5,461
Interest on borrowed funds	1,542	1,603
Interest expense on trust preferred securities	142	140

Total interest expense	6,318	7,204

Net interest income before provision for loan losses	16,669	16,398
Provision for loan losses	6,000	7,000

Net interest income after provision for loan losses	10,669	9,398
Noninterest Income:
Customer service fees	1,800	2,031
Fee income from trade finance transactions	616	658
Wire transfer fees	313	281
Gain on sale of loans	3,752	—
Net gain on sale of securities available for sale	—	2,209
Loan service fees	662	160
Increase in FDIC loss share receivable	49	—
Other income	508	380

Total noninterest income	7,700	5,719
Noninterest Expense:
Salaries and employee benefits	5,113	4,340
Occupancy	1,345	1,195
Furniture, fixtures, and equipment	603	507
Data processing	669	464
Legal fees	397	306
Accounting and other professional service fees	572	315
Business promotion and advertising	354	257
Supplies and communications	348	264
Security service	293	235
Regulatory assessment	1,053	986
Merger related expenses	437	—
Net OREO related expenses	474	959
Other operating expenses	1,321	1,035

Total noninterest expense	12,979	10,863

Income before income tax provision	5,390	4,254
Income tax provision	505	1,487

Net income	4,885	2,767
Preferred stock dividends and accretion of preferred stock discount	(750)	(29,752)

Net income (loss) available to common shareholders	4,135	(26,985)

Comprehensive income:
Net income	$4,885	$2,767
Other comprehensive income (loss) - unrealized gain (loss) on available-for-sale securities, net of income tax (expense) benefit of $(453) and $672 for the period ending March 31, 2011 and 2010, respectively	408	(1,248)

Comprehensive income	$5,293	$1,519

Earnings (loss) per common share:
Basic	$0.10	$(1.27)

Diluted	$0.10	$(1.27)

Average common shares outstanding:
Basic	39,825,609	21,286,403

Diluted	39,897,740	21,286,403

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31

	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$4,885	$2,767
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation expenses related to stock options and restricted stock awards	138	235
Depreciation and amortization	2,407	768
Amortization of deferred fees and accretion of discount	(2,140)	(71)
Amortization of premium, net of accretion of discount, on securities available for sale	685	970
Provision for loan losses	6,000	7,000
Net gain on sale of securities available for sale	—	(2,209)
Net (increase) decrease in loans held for sale	(23,592)	3,467
Gain on sale of loans	(3,865)	—
Proceeds from sale of loans	22,014	—
Net loss on sale of non-covered OREO	312	—
Valuation adjustment on covered OREO	109	—
Deferred tax benefit	(626)	(1,365)
Decrease in accrued interest receivable	20	256
Net increase in cash surrender value of life insurance policy	(99)	(99)
Decrease in income tax receivable	979	877
Decrease in prepaid assessment	962	914
Increase in other assets	(997)	(627)
Decrease in accrued interest payable	(342)	(1,706)
Decrease in accrued expenses and other liabilities	(2,405)	(3,001)

Net cash provided by operating activities	4,445	8,176

Cash flows from investing activities:
Purchase of securities available for sale	(63,671)	(17,948)
Proceeds from principal repayment, maturity or call of available-for-sale securities	41,213	39,657
Proceeds from sale of securities available for sale	—	59,038
Net decrease in investment in Federal Home Loan Bank and other equity stock	593	—
Net decrease in non-covered loans	73,957	8,227
Net decrease in covered loans	7,465	—
Proceeds from sale of loans acquired for investment	4,923	—
Proceeds from recoveries of loans previously charged off	704	180
Proceeds from FDIC loss share receivable	2,191	—
Net increase in premises and equipment	(190)	(84)
Proceeds from sale of non-covered OREO	570	405

Net cash provided by investing activities	67,755	89,475

Cash flows from financing activities:
Net increase (decrease) in deposits	8,612	(122,358)
Net (decrease) increase in other borrowed funds	(21,230)	14,817
Payment of cash dividend	(687)	(688)

Net cash used in financing activities	(13,305)	(108,229)

Net increase (decrease) in cash and cash equivalents	58,895	(10,578)
Cash and cash equivalents, beginning of the year	258,920	232,801

Cash and cash equivalents, end of the year	$317,815	$222,223

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)-(Continued)

FOR THE THREE MONTHS ENDED MARCH 31

	2011	2010
	(Dollars in thousands)
Supplemental disclosure of cash flow information:
Interest paid	$6,970	$8,910
Income taxes paid, net of refunds	10	6

Supplemental schedule of noncash investing, operating, and financing activities:
Cash dividend accrual for preferred stock	344	344
Accretion of preferred stock discount	750	29,752
Transfer of non-covered loans to non-covered loans held for sale	4,585	—
Transfer of non-covered loans to non-covered OREO	90	—
Transfer of covered loans to covered OREO	55	—
Conversion of preferred stock to common stock	—	70,000

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

The interim consolidated financial statements are presented in accordance with U. S. generally accepted accounting principles (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2010.

Use of estimates

Management has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in accordance with GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for loan losses, investment securities, the carrying value of other real estate owned, the carrying value of intangible assets, and the carrying value of the FDIC loss share receivable and the realization of deferred tax assets.

Reclassifications

Reclassifications have been made to the prior year financial statements to conform to the current presentation.

3. SIGNIFICANT ACCOUNTING POLICIES

Accounting policies are fully described in Note 2 to the consolidated financial statements in Center Financial’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 and there have been no material changes noted.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, the ASU also amends ASC 820 to clarify certain existing disclosure requirements. For example, the ASU clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities. Previously separate fair value disclosures were required for each major category of assets and liabilities. ASU 2010-06 also clarifies the requirement to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, these disclosures are effective for the quarter ended March 31, 2010. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements became effective for the Company for the quarter ended March 31, 2011. The Company adopted this new accounting guidance as of January 1, 2010 and 2011, respectively, and the impact of adoption was not material on the consolidated financial statements.

In July 2010, the FASB issued FASB ASU 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which required more information about credit quality. The ASU requires an entity to provide additional disclosures including, but not limited to, a rollforward schedule of the allowance for credit losses (with the ending allowance balance further disaggregated based on impairment methodology) and the related ending balance of the finance receivable presented by portfolio segment, and the aging of past due financing receivables at the end of the period, the nature and extent of troubled debt restructurings that occurred during the period and their impact on the allowance for credit losses, the nature and extend of troubled debt restructurings that occurred within the last year, that have defaulted in the current reporting period, and their impact on the allowance for credit losses, the nonaccrual status of financing receivables, and impaired financing receivables, presented by class. The new disclosures of information as of the end of a reporting period are effective for both interim and annual reporting periods ending after December 15, 2010 for public companies. The Company adopted this new accounting guidance as of December 31, 2010.

In December 2010, the FASB issued FASB ASU 2010-29, Disclosure of Supplementary ProForma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-G), which requires that the pro forma information be presented as if the business combination occurred at the beginning of the prior annual reporting period for purposes of calculating both the current reporting period and the prior reporting period pro forma financial information. The ASU also requires that this disclosure be accompanied by a narrative description of the amount and nature of material nonrecurring pro forma adjustments. The amendments in this ASU are effective for business combinations with effective dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Prospective application is required with early adoption permitted. The Company does not anticipate the new guidance will have a material impact on the consolidated financial statements as this relates to only pro-forma disclosures.

In April 2011, the FASB issued FASB ASU 2011-02, Receivables (Topic 310) – A Creditor’s Determination whether a Restructuring Is A Troubled Debt Restructuring, which provides additional guidance for determining whether the creditor has granted a concession and whether the debtor is experiencing financial difficulty. A troubled debt restructuring (TDR) is a restructuring of a debt if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Public entities are required to adopt this ASU for interim and annual periods beginning on or after June 15, 2011. For purposes of TDR disclosure, the ASU applies retrospectively to restructurings occurring on or after the beginning of the annual period of adoption, or January 1, 2011 for the Company. However, any changes in the method used to measure impairment apply prospectively. While no new TDR disclosures are required, public entities must disclose the recorded investment and related allowance for credit losses for receivables that require a change in impairment method. Beginning in the period the ASU is adopted, public entities also will be subject to the requirements to disclose the activity-based information about TDRs that was previously deferred by ASU 2011-01. The Company will adopt this guidance during the quarterly period ending September 30, 2011 and currently does not anticipate the new guidance will have a material impact on the consolidated financial statements.

5. BUSINESS COMBINATION

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

6. INVESTMENT SECURITIES

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$300	$—	$—	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	45,966	76	(327)	45,715
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	171,820	4,121	(277)	175,664
Corporate trust preferred security	2,746	—	(1,994)	752
Mutual funds backed by adjustable rate mortgages	5,000	54	—	5,054
Collateralized mortgage obligations	84,338	668	(155)	84,851

Total securities available for sale	$310,170	$4,919	$(2,753)	$312,336

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$300	$—	$—	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	58,994	94	(481)	58,607
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	154,149	3,549	(599)	157,099
Corporate trust preferred security	2,738	—	(1,979)	759
Mutual funds backed by adjustable rate mortgages	5,000	73	—	5,073
Collateralized mortgage obligations	67,063	816	(166)	67,713

Total securities available for sale	$288,244	$4,532	$(3,225)	$289,551

The following table shows the Company’s investments with gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010.

	As of March 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	$26,706	$(327)	$—	$—	$26,706	$(327)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	26,376	(277)	—	—	26,376	(277)
Corporate trust preferred security	—	—	752	(1,994)	752	(1,994)
Collateralized mortgage obligations	23,507	(155)	—	—	23,507	(155)

Total	$76,589	$(759)	752	(1,994)	$77,341	$(2,753)

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental agencies and U.S. Government sponsored enterprise securities	$33,486	$(481)	$—	$—	$33,486	$(481)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	27,084	(599)	—	—	27,084	(599)
Corporate trust preferred security	—	—	759	(1,979)	759	(1,979)
Collateralized mortgage obligations	20,369	(166)	—	—	20,369	(166)

Total	$80,939	$(1,246)	$759	$(1,979)	$81,698	$(3,225)

The Company considers numerous factors to determine any other-than-temporary impairment (“OTTI”) for the collateralized debt obligation (“CDO”) trust preferred security including review of trustee reports, monitoring of “break in yield” tests, analysis of current defaults and deferrals and the expectation for future defaults and deferrals. The Company reviews the key financial characteristics for individual issuers (commercial banks or thrifts) in the CDO trust preferred security and considers capital ratios, leverage ratios, nonperforming loan and nonperforming asset ratios, in addition to the credit ratings. The credit ratings of the Company’s CDO trust preferred security were “Ca” (Moody’s) and “C” (Fitch) at March 31, 2011 and December 31, 2010.

The Company uses cash flow projections for the purpose of assessing OTTI on CDO trust preferred security which incorporates certain credit events in the underlying collaterals and prepayment assumptions. The projected issuer default rates are assumed at a rate equivalent to 150 basis points applied annually and have a 0% recovery factor after the initial default date. The principal is assumed to be prepaying at 1% annually and at 100% at maturity.

Based on the results from the cash flow model, the CDO trust preferred security did not experience an adverse change in its cash flow status. As such, based on all of these factors, the Company determined that there was no OTTI adjustment required for the securities that have been in a continuous unrealized loss position at March 31, 2011. The risk of future OTTI will be highly dependent upon the performance of the underlying issuers. The Company does not have the intention to sell and does not believe it will be required to sell the CDO trust preferred security.

The following table summarizes, as of March 31, 2011, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

	Within one Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Treasury	$300	0.16%	$—	—%	$—	—%	$—	—%	$300	0.16%
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	—	—	45,715	1.03	—	—	—	—	45,715	1.03
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	2	4.71	1,392	4.57	69,023	2.86	105,247	3.29	175,664	3.13
Corporate trust preferred security	—	—	—	—	—	—	752	11.71	752	11.71
Mutual funds backed by adjustable rate mortgages	5,054	3.39	—	—	—	—	—	—	5,054	3.39
Collateralized mortgage obligations	—	—	1,082	1.86	22,536	2.10	61,233	2.22	84,851	2.18

Total available for sale	$5,356	3.21	$48,189	1.15	$91,559	2.67	$167,232	2.94	$312,336	2.59

7. NON-COVERED LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

On April 16, 2010, the DFI closed Innovative Bank, Oakland, California, and appointed the FDIC as its receiver. On the same date, Center Bank assumed the banking operations of Innovative Bank from the FDIC under a purchase and assumption agreement with loss sharing. Non-covered loans refer to loans not covered by the FDIC loss sharing agreement. Loans acquired in an FDIC-assisted acquisition that are subject to a loss sharing agreement are referred to as “covered loans” and reported separately in the interim consolidated statements of financial condition.

Non-covered loans, segregated by class of loans, consist of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$14,182	1.0%	$14,803	1.0%
Commercial	880,723	60.8	914,003	59.8
Commercial:
Commercial	276,180	19.0	315,285	20.5
Trade Finance	66,243	4.6	71,174	4.7
SBA 1)	100,712	7.0	101,683	6.7
Others:
Consumer	69,699	4.8	71,279	4.7
Other 2)	40,038	2.8	40,039	2.6

Total Non-covered Loans 3)	1,447,777	100.0	1,528,266	100.0

Less:
Allowance for Loan Losses	51,010		52,047
Net deferred Loan Fees 4)	(649)		(523)
Discount on SBA Loans Retained	1,617		862

Net Non-covered Loans and Loans Held for Sale	$1,395,799		$1,475,880

1)	Includes non-covered SBA loans held for sale of $61.1 million and $46.4 million, at the lower of cost or fair value, at March 31, 2011 and December 31, 2010, respectively.
2)	Consists of term fed funds sold for maturity of greater than 1 day, transactions in process and overdrafts.
3)	Includes loans held for sale of $65.7 million and $60.2 million at the lower of cost or fair value at March 31, 2011 and December 31, 2010, respectively.
4)	Net deferred loan fees are net of origination costs. In 2011 and 2010, origination costs exceeded fees on SBA origination.

The activity in the allowance for loan losses on total loans (including non-covered loans and covered loans) by portfolio segment as of and for the three months ended March 31, 2011 and the year ended December 31, 2010 is as follows:

Allowance for credit losses :	Real Estate	Commercial	Consumer / Others	Total
	(Dollars in thousands)
Three months ended March 31, 2011
Beginning balance	$29,272	$22,035	$1,750	$53,057
Charge-offs	(5,617)	(1,821)	(303)	(7,741)
Recoveries	557	81	66	704
Provision	4,857	705	438	6,000

Ending balance	$29,069	$21,000	$1,951	$52,020

Period-end amount allocated to loans:
Individually evaluated for impairment	$5,904	$10,593	$328	$16,825
Collectively evaluated for impairment	23,165	9,397	1,623	34,185
Acquired with deteriorated credit quality	—	1,010	—	1,010

Ending balance	$29,069	$21,000	$1,951	$52,020

Year ended December 31, 2010
Beginning balance	$37,604	$19,000	$1,939	$58,543
Charge-offs	(21,243)	(10,637)	(767)	(32,647)
Recoveries	1,918	3,079	154	5,151
Provision	10,993	10,593	424	22,010

Ending balance	$29,272	$22,035	$1,750	$53,057

Period-end amount allocated to loans:
Individually evaluated for impairment	$2,349	$8,965	$329	$11,643
Collectively evaluated for impairment	26,923	12,060	1,421	40,404
Acquired with deteriorated credit quality	—	1,010	—	1,010

Ending balance	$29,272	$22,035	$1,750	$53,057

Financing receivables 1):	Real Estate	Commercial	Consumer / Others	Total
	(Dollars in thousands)
March 31, 2011
Loans individually evaluated for impairment	$61,658	$33,560	$1,457	$96,675
Loans collectively evaluated for impairment	828,662	348,484	108,280	1,285,426
Loans acquired with deteriorated credit quality	67,525	43,944	294	111,763

Ending balance	$957,845	$425,988	$110,031	$1,493,864

December 31, 2010
Loans individually evaluated for impairment	$69,287	$26,830	$1,460	$97,577
Loans collectively evaluated for impairment	845,707	414,890	109,858	1,370,455
Loans acquired with deteriorated credit quality	72,249	44,129	915	117,293

Ending balance	$987,243	$485,849	$112,233	$1,585,325

1)	Financing receivables represent unpaid principal balance, which approximates recorded investment.

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

	As of and for the three months ended March 31, 2011	As of and for the twelve months ended December 31, 2010
	(Dollars in thousands)
Impaired loans with specific reserves
Without charge-offs	$50,704	$35,109
With charge-offs	3,712	2,575
Impaired loans without specific reserves

Without charge-offs	29,471	49,043
With charge-offs	12,789	10,850

Total impaired loans	96,676	97,577
Allowance on impaired loans	(16,825)	(11,643)

Net recorded investment in impaired loans	$79,851	$85,934

Non-covered nonperforming loans, net of SBA guarantees totaled $34.1 million at March 31, 2011, a decrease of $8.1 million as compared to $42.2 million at December 31, 2010. Non-covered nonperforming loans, net of SBA guarantees as a percentage of total non-covered loans decreased to 2.36% at March 31, 2011 as compared to 2.76% at December 31, 2010. Gross interest income of approximately $120,000 and $377,000 would have been additionally recorded for the three months ended March 31, 2011 and 2010, respectively, if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

The following table shows non-covered nonperforming loans by class of loans as of the dates indicated:

	March 31, 2011	December 31, 2010	March 31, 2010
	(Dollars in thousands)
Non-covered nonperforming loans:
Real estate:
Construction	$5,738	$6,108	$7,008
Commercial - Real Estate	21,490	29,167	49,088
Commercial
Commercial - Business	5,263	5,696	8,871
Trade Finance	100	—	1,498
SBA	5,278	3,896	3,612
Other
Consumer	383	651	348
Other	—	—	—

Total non-covered nonperforming loans	38,252	45,518	70,425
Guaranteed portion of nonperforming loans	4,110	3,293	4,705

Total non-covered nonperforming loans, net of SBA guarantees	34,142	42,225	65,720

Non-covered OREO	144	937	2,993

Total non-covered nonperforming assets, net of SBA guarantees	$34,286	$43,162	$68,713

Performing TDR’s not included above	$19,894	$21,377	$9,811

Nonperforming loans, net of SBA guarantees as a percent of total non-covered loans	2.36%	2.76%	4.32%
Nonperforming assets, net of SBA guarantees as a percent of non-covered loans and OREO	2.37%	2.82%	4.50%
Allowance for loan losses to non-covered nonperforming loans, net of SBA guarantees	149.4%	123.3%	92.8%

The following table provides information on non-covered impaired loans, segregated by class of loans, as of and for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively:

	As of and For the Three Months Ended March 31, 2011
	Recorded Investment 1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Real Estate
Construction	$—	$—	$—	$—	$—
Commercial - Real Estate	30,959	30,796	—	44,269	56
Commercial
Commercial - Business	8,750	8,706	—	8,793	32
Trade Finance	535	533	—	550	—
SBA	1,568	1,582	—	1,619	18
Others
Consumer	643	643	—	644	1
Other	—	—	—	—	—

Total	$42,455	$42,260	$—	$55,875	$107

With an allowance recorded:
Real Estate
Construction	$5,750	$5,738	$1,188	$5,925	$—
Commercial - Real Estate	25,322	25,125	4,716	27,141	94
Commercial
Commercial - Business	21,998	21,888	10,431	24,396	178
Trade Finance	805	804	114	1,098	1
SBA	47	48	48	115	—
Others
Consumer	819	814	328	814	1
Other	—	—	—	—	—

Total	$54,741	$54,417	$16,825	$59,489	$274

Total
Real Estate
Construction	$5,750	$5,738	$1,188	$5,925	$—
Commercial - Real Estate	56,281	55,921	4,716	71,410	150
Commercial
Commercial - Business	30,748	30,594	10,431	33,189	210
Trade Finance	1,340	1,337	114	1,648	1
SBA	1,615	1,630	48	1,734	18
Others
Consumer	1,462	1,457	328	1,458	2
Other	—	—	—	—	—

Total	$97,196	$96,677	$16,825	$115,364	$381

1)	Includes unpaid principal balance plus any accrued interest, net deferred fees.

	As of and For the Year Ended December 31, 2010
	Recorded Investment 1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Real Estate
Construction	$3,514	$3,501	$—	$2,841	$20
Commercial - Real Estate	45,251	45,042	—	53,451	798
Commercial
Commercial - Business	10,277	10,216	—	8,746	277
Trade Finance	—	—	—	80	4
SBA	490	488	—	383	41
Others
Consumer	646	646	—	538	21
Other	—	—	—	—	—

Total	$60,178	$59,893	$—	$66,039	$1,161

With an allowance recorded:
Real Estate
Construction	$2,606	$2,607	$223	$3,289	$—
Commercial - Real Estate	18,263	18,137	2,126	26,981	659
Commercial
Commercial - Business	13,758	13,649	8,022	6,111	165
Trade Finance	1,219	1,199	633	915	53
SBA	1,275	1,278	310	710	57
Others
Consumer	817	814	329	637	20
Other	—	—	—	—	—

Total	$37,938	$37,684	$11,643	$38,643	$954

Total
Real Estate
Construction	$6,120	$6,108	$223	$6,130	$20
Commercial - Real Estate	63,514	63,179	2,126	80,432	1,457
Commercial
Commercial - Business	24,035	23,865	8,022	14,857	442
Trade Finance	1,219	1,199	633	995	57
SBA	1,765	1,766	310	1,093	98
Others
Consumer	1,463	1,460	329	1,175	41
Other	—	—	—	—	—

Total	$98,116	$97,577	$11,643	$104,682	$2,115

1)	Includes unpaid principal balance plus any accrued interest, net deferred fees.

The following table provides aging information on non-covered past due loans, segregated by class of loans, as of March 31, 2011 and December 31, 2010, respectively:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables 1)
At March 31, 2011	(Dollars in thousands)
Real Estate
Construction	$—	$—	$5,738	$5,738	$8,444	$14,182
Commercial - Real Estate	3,866	3,161	21,490	28,517	852,206	880,723
Commercial
Commercial - Business	212	1,178	5,263	6,653	269,527	276,180
Trade Finance	—	—	100	100	66,143	66,243
SBA	978	69	5,278	6,325	94,387	100,712
Others
Consumer	796	281	383	1,460	68,239	69,699
Other	—	—	—	—	40,038	40,038

Total	$5,852	$4,689	$38,252	$48,793	$1,398,984	$1,447,777

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables 1)
At December 31, 2010	(Dollars in thousands)
Real Estate
Construction	$—	$—	$6,108	$6,108	$8,695	$14,803
Commercial - Real Estate	4,569	5,023	29,167	38,759	875,244	914,003
Commercial
Commercial - Business	291	1,018	5,696	7,005	308,280	315,285
Trade Finance	254	28	—	282	70,892	71,174
SBA	1,383	1,074	3,896	6,353	95,330	101,683
Others
Consumer	386	177	651	1,214	70,065	71,279
Other	—	—	—	—	40,039	40,039

Total	$6,883	$7,320	$45,518	$59,721	$1,468,545	$1,528,266

1)	Balances represent unpaid principal balance, which approximates recorded investment.

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

The following table presents the credit risk profile of non-covered loans, segregated by class of loans, as of March 31, 2011 and December 31, 2010, respectively:

	As of March 31, 2011
	Grade 1 - 3A	Grade 4	Grade 5	Grade 6	Total
	(Dollars in thousands)
Non-covered loans 1)
Real estate
Construction	$7,439	$—	$6,743	$—	$14,182
Commercial - Real Estate	774,325	41,571	60,009	233	876,138
Commercial
Commercial - Business	211,485	18,190	44,594	1,911	276,180
Trade Finance	63,763	1,105	1,375	—	66,243
SBA	34,197	797	4,624	3	39,621
Others
Consumer	66,674	—	3,025	—	69,699
Other	40,038	—	—	—	40,038

Total	$1,197,921	$61,663	$120,370	$2,147	$1,382,101

	As of December 31, 2010
	Grade 1 - 3A	Grade 4	Grade 5	Grade 6	Total
	(Dollars in thousands)
Non-covered loans 1)
Real estate
Construction	$7,689	$—	$7,114	$—	$14,803
Commercial - Real Estate	780,479	47,873	71,498	341	900,191
Commercial
Commercial - Business	255,828	18,759	40,080	618	315,285
Trade Finance	68,598	1,100	1,476	—	71,174
SBA	49,416	880	4,956	9	55,261
Others
Consumer	69,598	—	1,681	—	71,279
Other	40,039	—	—	—	40,039

Total	$1,271,647	$68,612	$126,805	$968	$1,468,032

1)	Balances represent unpaid principal balance, which approximates recorded investment.

8. COVERED ASSETS AND FDIC LOSS SHARE RECEIVABLE

Covered Loans

Loans acquired in an FDIC-assisted acquisition that are subject to a loss sharing agreement are referred to as “covered loans” and reported separately in the interim consolidated statements of financial condition. Covered loans are reported exclusive of the expected cash flow reimbursements expected from the FDIC.

Acquired loans are valued as of the acquisition date in accordance with FASB ASC 805, Business Combinations. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In addition, because of the significant discounts associated with the acquired portfolios, the Company elected to account for all of the acquired loans, with the exception of a small population of loans, under ASC 310-30 in the amount of $125.2 million at acquisition. Certain cash secured loans and overdrafts in the amount of $0.9 million were not accounted for under ASC 310-30. Under ASC 805 and ASC 310-30, loans are recorded at fair value at the acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date.

If credit deterioration is experienced subsequent to the initial acquisition fair value amount, such deterioration of the expected cash flows will be measured, and a provision for loan losses will be charged to earnings. The effect of the provision for loan losses on covered loans will be offset, to the extent of the 80% loss share, by an increase to the FDIC loss share receivable. Any increase in the FDIC loss share receivable will be recognized in non-interest income. Through March 31, 2011, no additional provision for loan losses has been required related to the covered loan portfolio.

The outstanding principal balance of covered loans, excluding fair value adjustments, at March 31, 2011 and December 31, 2010 was $137.9 million and $147.6 million, respectively. The following table presents covered loans inclusive of fair value adjustment, segregated by class of loans, as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Commercial - Real Estate	$67,525	$72,249
Commercial - Business	9,589	8,977
SBA	34,355	35,152
Other	294	915

Total covered loans	111,763	117,293
Less:
ALLL due to decrease in expected cash flows	1,010	1,010

Net covered loans	$110,753	$116,283

The following table presents outstanding principal balance and related fair value adjustments of covered loans, segregated by class of loans, as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$—	—%	$—	—%
Commercial - Real Estate	70,568	51.2	74,193	50.3
Commercial:
Commercial - Business	16,616	12.0	20,277	13.7
Trade Finance	—	—	—	—
SBA	50,024	36.3	52,681	35.7
Others:
Consumer	693	0.5	486	0.3
Other	—	—	—	—

Total Covered Loans	137,901	100.0	147,637	100.0

Covered loans discount	(26,138)		(30,344)

Net valuation of loans	111,763		117,293
Less:
Allowance for losses	1,010		1,010

Total Net Covered Loans	$110,753		$116,283

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

The following table presents the carrying amounts for the covered loans as of March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Undiscounted contractual cash flows	$155,693	$165,355
Nonaccretable difference	(31,616)	(36,107)

Undiscounted cash flows expected to be collected	124,077	129,248
Accretable difference	(13,618)	(13,880)

Covered loans under ASC 310-30	110,459	115,368
Covered loans excluded from ASC 310-30	294	915

Total covered loans	$110,753	$116,283

Changes in the carrying amount of covered loans and the accretable yield were as follows for the three months ended March 31, 2011:

	Three months ended March 31, 2011
	Carrying amount of Loans	Accretable Yield
	(Dollars in thousands)
Balance at beginning of period	$116,283	$13,880
Acquisition	—	—
Accretion	1,990	(1,990)
Net payments received	(7,465)	—
Increase in expected cash flows	—	1,728
Transfer to OREO	(55)	—

Balance at end of period	$110,753	$13,618

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

Loans are risk rated based on analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes review of all sources of repayment, the borrower’s current financial and liquidity status and all other relevant information. The Company utilizes a seven-grade risk rating system, where a higher grade represents a higher level of credit risk. The seven-grade risk rating system can be generally classified by the following categories: Pass or Watch (Grade 1-3A), Special Mention (Grade 4), Substandard (Grade 5), Doubtful and Loss (Grade 6-7). The risk ratings reflect the relative strength of the sources of repayment.

The following table presents the credit risk profile of covered loans, by class of loans, as of dates indicated:

	As of March 31, 2011
	Grade 1 - 3A	Grade 4	Grade 5	Grade 6	Grade 7	Total
	(Dollars in thousands)
Covered loans 1)
Real estate
Construction	$—	$—	$—	$—	$—	$—
Commercial - Real Estate	42,425	6,935	12,239	—	—	61,599
Commercial
Commercial - Business	9,973	1,253	4,123	20	—	15,369
Trade Finance	—	—	—	—	—	—
SBA	26,698	182	6,274	118	830	34,102
Others
Consumer	693	—	—	—	—	693
Other	—	—	—	—	—	—

Total Covered Loans	$79,789	$8,370	$22,636	$138	$830	$111,763

	As of December 31, 2010
	Grade 1 - 3A	Grade 4	Grade 5	Grade 6	Grade 7	Total
	(Dollars in thousands)
Covered loans 1)
Real estate
Construction	$—	$—	$—	$—	$—	$—
Commercial - Real Estate	42,374	7,317	13,574	235	—	63,500
Commercial
Commercial - Business	12,851	1,828	3,422	206	—	18,307
Trade Finance	—	—	—	—	—	—
SBA	28,412	266	4,902	399	1,021	35,000
Others
Consumer	486	—	—	—	—	486
Other	—	—	—	—	—	—

Total Covered Loans	$84,123	$9,411	$21,898	$840	$1,021	$117,293

1)	Balances represent unpaid principal balance, net of discount, and excludes accrued interest.

Covered OREO

All OREO acquired in FDIC-assisted acquisitions that are subject to a FDIC loss sharing agreement is referred to as “covered OREO” and reported separately in the consolidated statements of financial condition. Covered OREO is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered OREO at the loan’s fair value, inclusive of the acquisition date fair value discount.

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

The activities related to the covered OREO for the three months ended March 31, 2011 are as follows:

Three months ended March 31, 2011
(Dollars in thousands)
Balance at beginning of period	$1,459
Acquisition	—
Additions to covered OREO	55
Fair value adjustment during the period	(109)
Dispositions of covered OREO	—

Balance at end of period	$1,405

Covered Nonperforming Assets

Covered nonperforming assets totaled $15.7 million at March 31, 2011 as compared to $16.5 million at December 31, 2010. These covered nonperforming assets are subject to loss sharing agreement with the FDIC. The covered nonperforming assets at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Covered loans on non-accrual status	$14,273	$15,021
Covered other real estate owned	1,405	1,459

Total covered nonperforming assets	$15,678	$16,480

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

The FDIC loss share receivable was determined to be $25.3 million at the acquisition date. Changes in the FDIC loss share receivable for the three months ended March 31, 2011 are as follows:

Three months ended March 31, 2011
(Dollars in thousands)
Balance at beginning of period	$23,991
Acquisition	—
Payment received from FDIC	(2,191)
Accretion	49

Balance at end of period	$21,849

9. NON-COVERED OTHER REAL ESTATE OWNED (OREO)

The Company had two non-covered OREO properties valued at $144,000 as of March 31, 2011. The changes in non-covered other real estate owned for the three months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$937	$4,278
Acquisition due to foreclosures at fair value	90	—
Disposition due to sales	(882)	(405)
Valuation Adjustment subsequent to foreclosures	(1)	(779)
Transfer to other receivable	—	(101)

Balance at end of period	$144	$2,993

10. OTHER INTANGIBLE ASSETS

In April 2010, the Company recorded a core deposit intangible of $510,000 for the acquisition of Innovative Bank. The Company amortizes premiums on acquired deposits using the straight-line method over 7 to 9 years. The Company’s amortization expense for core deposit intangible was $15,000 for the three months ended March 31, 2011 resulting in a core deposit intangible net of amortization of $449,000 at March 31, 2011. Estimated amortization expense for five succeeding fiscal years is as follows:

Amount
Year	(Dollars in thousands)
2011 (remaining 9 months)	$47
2012	62
2013	62
2014	62
2015	62
2016 and thereafter	154

Total	$449

11. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank of San Francisco (“FHLB”) and the Treasury, Tax, and Loan Investment Program. Other borrowed funds totaled $167.7 million and $188.7 million at March 31, 2011 and December 31, 2010, respectively. Interest expense on other borrowed funds was $1.5 million and $1.6 million for the three months ended March 31, 2011 and 2010, respectively, reflecting average interest rates of 3.72% and 4.39%. The following table represents the composition of other borrowed funds as of dates indicated:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
FHLB	$166,811	$167,213
US Treasury	938	963
Secured financing - SBA loan transfer	—	20,494

Total other borrowed funds	$167,749	$188,670

As of March 31, 2011, the Company had outstanding borrowings of $166.8 million from the FHLB with original maturity terms ranging from 4 years to 15 years. Advances of 10-year and 15-year terms are amortizing at predetermined schedules over the life of the advances. Of the $166.8 million outstanding, $145.0 million is composed of six fixed rate term advances, each with an option to be called by the FHLB after the original lockout dates varying from 6 months to 2 years. If market interest rates are higher than the advances’ stated rates at that time, the advances will be called by the FHLB and the Bank will be required to repay the FHLB. If market interest rates are lower after the lockout period, then the advances will not be called by the FHLB. If the fixed rate term advances are not called by the FHLB, they will mature at maturity dates ranging from 4 years to 10 years. The Company may repay the advances with a prepayment penalty at any time. If the advances are called by the FHLB, there is no prepayment penalty.

The Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with the FHLB, with a total carrying value of $857.8 million at March 31, 2011 as compared to $828.0 million at December 31, 2010.

Subject to the right of the FHLB to require early repayment of the borrowings discussed above, FHLB advances outstanding, with an average interest rate of 4.46%, as of March 31, 2011, mature as follows:

Amount
Year	(Dollars in thousands)
2011 (remaining 9 months)	$40,621
2012	105,389
2013	157
2014	167
2015	176
2016 and thereafter	20,301

Total	$166,811

Borrowings obtained from the Treasury Tax and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $1.4 million at March 31, 2011, as collateral to participate in the program as compared to $1.5 million at December 31, 2010. The total borrowed amount under the program, outstanding at March 31, 2011 and December 31, 2010 was $938,000 and $963,000, respectively.

As of December 31, 2010, the Company had SBA loans transferred of $24.5 million which were accounted for as a secured financing pursuant to ASC 860, Transfers and Servicing. At that time, SBA loan transfers were subject to a 90-day recourse provision and, therefore, were not considered sold until the recourse period expired. However, during the first quarter of 2011, SBA removed the recourse provision from the standard transfer agreement. As such, all of the SBA loan transfers executed are qualified as sales, thus, are not accounted for as secured financing.

12. LONG-TERM SUBORDINATED DEBENTURES

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

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier I capital elements. In addition, since the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to include its existing TP Securities in Tier 1 capital to the extent permitted by FRB guidelines. As of March 31, 2011, trust preferred securities comprised 6.10% of the Company’s Tier I capital.

Center Capital Trust I is not reported on a consolidated basis in accordance with ASC 810, Consolidation. Therefore, the capital securities of $18,000,000 do not appear on the consolidated statement of financial condition. Instead, the long-term subordinated debentures of $18,557,000 payable by Center Financial to the Center Capital Trust I and the investment in the Center Capital Trust I’s common stock of $557,000 (included in other assets) are separately reported.

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk at March 31, 2011 and December 31, 2010 follows:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Loans	$194,694	$158,828
Standby letters of credit	26,178	27,931
Commercial letters of credit	35,970	30,341
Performance bonds	211	222

Liabilities for losses on outstanding commitments of $278,000 and $244,000, respectively, were reported separately in other liabilities at March 31, 2011 and December 31, 2010.

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

14. STOCK-BASED COMPENSATION

The Company has a Stock Incentive Plan which was adopted by the Board of Directors in April 2006, approved by the shareholders in May 2006, and amended by the Board in June 2007 (the “2006 Plan”). The 2006 Plan provides for the granting of incentive stock options to officers and employees, and non-qualified stock options and restricted stock awards to employees (including officers) and non-employee directors. The 2006 Plan replaced the Company’s former stock option plan (the “1996 Plan”) which expired in February 2006, and all options under the 1996 Plan which were outstanding on April 12, 2006 were transferred to and made part of the 2006 Plan. The option prices of all options granted under the 2006 Plan (including options transferred from the 1996 Plan) must be not less than 100% of the fair market value at the date of grant. All options granted generally vest at the rate of 20% per year. All options not exercised generally expire ten years after the date of grant. Vesting of restricted stock awards (“RSAs”) is discretionary with the Board of Directors or the Compensation Committee, but awards granted to date generally vest at the rate of 50% on the third anniversary of the grant date and 25% per year for the next two years. RSAs granted to senior executive officers are also subject to restrictions on transfer even after vesting for as long as the Company has preferred stock outstanding to the U.S. Treasury Department pursuant to the TARP Capital Purchase Program.

The Company’s pre-tax stock-based compensation expense for employees and directors was $138,000 and $235,000 ($129,000 and $182,000 after tax effect of non-qualified stock options) for the three months ended March 31, 2011 and 2010, respectively.

Stock Option Awards

The fair value of the stock options granted was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions including risk-free interest rate, expected life, expected volatility and expected dividend yield. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Beginning in 2006, the expected life (estimated period of time outstanding) of options granted with a 10-year term was determined using the average of the vesting period and term. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the day of grant, and calculated on a weekly basis. These assumptions are utilized in the calculation of the compensation expenses. The expenses are the result of previously granted stock options and those awarded, if any, during the three months ended March 31, 2011 and 2010, respectively. No stock options were granted during the three months ended March 31, 2011 and 2010.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2011 and 2010 is set forth in the following table:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2010	2,335,013	691,844	$16.95
Options granted	—	—	—
Options forfeited	108,500	(108,500)	22.04
Options exercised	—	—	—

Balance at March 31, 2011	2,443,513	583,344	16.01

Balance at December 31, 2009	2,266,612	760,245	$16.93
Options granted	—	—	—
Options forfeited	3,000	(3,000)	17.00
Options exercised	—	—	—

Balance at March 31, 2010	2,269,612	757,245	16.93

The stock options as of March 31, 2011 have been segregated into three ranges for additional disclosure as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$2.59	-	$8.00	52,744	4.88	$5.02	40,411	3.91	$5.14
$8.01	-	$20.00	449,600	5.69	16.05	372,000	5.57	16.02
$20.01	-	$25.10	81,000	5.43	22.94	70,100	5.36	23.02

As of March 31, 2011			583,344	5.58	16.01	482,511	5.40	16.12

$2.59	-	$8.00	52,745	5.88	$5.02	31,078	3.71	$5.26
$8.01	-	$20.00	518,500	6.66	16.12	305,801	6.27	15.77
$20.01	-	$25.10	186,000	6.58	22.56	157,900	6.61	22.52

As of March 31, 2010			757,245	6.59	16.93	494,779	6.22	17.26

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2011 was $84,000 compared to $0 at March 31, 2010. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $7.34 and $4.85 as of March 31, 2011 and 2010, respectively, and the exercise price multiplied by the number of options outstanding. No options were exercised during the three months ended March 31, 2011 and 2010. Total fair value of vested options was $2.9 million and $416,000 as of March 31, 2011 and 2010, respectively. The number of options that were not vested as of March 31, 2011 and 2010 was 100,833 and 262,466, respectively.

As of March 31, 2011 and 2010, the Company had approximately $623,000 and $792,000 of unrecognized compensation costs related to unvested options, respectively, which are expected to be recognized over a weighted average period of 1.27 years and 2.12 years, respectively.

Restricted Stock Awards

Restricted stock activity under the 2006 Plan as of and changes during the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Nonvested, beginning of period	76,809	$5.77	10,050	$13.59
Granted	23,079	7.65	50,909	5.07
Vested	(15,275)	7.72	—	—
Cancelled and forfeited	(29,251)	5.44	(150)	8.65

Nonvested, at end of period	55,362	6.19	60,809	6.47

The Company recorded compensation cost of $38,000 and $16,000, respectively, related to the restricted stock granted under the 2006 Plan for the three months ended March 31, 2011 and 2010. At March 31, 2011 and 2010, the Company had approximately $341,000 and $204,000 of unrecognized compensation costs related to unvested restricted stock, respectively. The costs are expected to be recognized over a weighted-average period of 3.22 years and 2.28 years as of March 31, 2011 and 2010, respectively.

15. COMMON AND PREFERRED STOCK CASH DIVIDENDS

On March 25, 2009, the Company’s board of directors suspended its quarterly cash dividends on the Company’s common stock based on adverse economic conditions and the Company’s then recent losses. The board of directors determined that this is a prudent, safe and sound practice to preserve capital, and does not expect to resume the payment of cash dividends in the foreseeable future. Unless the preferred stock issued to the Treasury Department in the TARP Capital Purchase Program has been redeemed, the Company will not be permitted to resume paying cash dividends without the consent of the Treasury Department until December 2011. In addition, the Bank and the Company have each entered into Informal Regulatory Agreements with the respective regulatory agency or agencies, pursuant to which both the Bank and the Company must obtain prior regulatory approval to pay dividends.

The Company paid a preferred stock dividend of $688,000 on February 15, 2011 and accrued for the preferred stock dividends of $344,000 at March 31, 2011 which will be included in the next payment scheduled on May 15, 2011.

16. PREFERRED STOCK AND COMMON STOCK WARRANTS

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

The conversion price of $3.75 per share was less than the fair value of $5.23 per share of our common stock on December 29, 2009, the commitment date for the issuance of the Series B Preferred Stock. The Series B Preferred Stock was thus issued with a beneficial conversion feature with an intrinsic value of $1.48 per share or at a discount of $29.0 million. On the effective date of the conversion, the unamortized discount due to the beneficial conversion feature was immediately recognized as a dividend and accounted for as a charge to retained earnings and a reduction of net income available to common shareholders in the earnings per share computation.

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

The Company entered into a purchase agreement with the U.S. Treasury Department on December 12, 2008, pursuant to which the Company issued and sold 55,000 shares of the Company’s fixed-rate cumulative perpetual preferred stock for a total purchase price of $55.0 million, and a 10-year warrant to purchase 864,780 shares of the Company’s common stock at an exercise price of $9.54 per share. The number of shares underlying the Warrant was reduced to 432,390 effective December 31, 2009 as a result of the fourth quarter capital raises described above. The Company will pay the U.S. Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed. The cumulative dividend for the preferred stock is accrued for and payable on February 15, May 15, August 15 and November 15 of each year.

The Company allocated total proceeds of $55.0 million, based on the relative fair value of preferred stock and common stock warrants, to preferred stock for $52.9 million and common stock warrants for $2.1 million, respectively, on December 12, 2008. The preferred stock discount is being accreted, on an effective yield method, to preferred stock over 10 years.

17. EARNINGS (LOSS) PER COMMON SHARE

Common stock outstanding at March 31, 2011 totaled 39,914,686 shares. The following table sets forth the Company’s earnings (loss) per common share calculation for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011			2010
	(Dollars in thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net (Loss)	Average Number of Shares	Per Share Amounts
Basic earnings (loss) per share
Net income	$4,885	39,826	$0.12	$2,767	21,286	$0.13
Less : preferred stock dividends and accretion of preferred stock discount	(750)	—	(0.02)	(29,752)	—	(1.40)

Income (loss) available to common shareholders	4,135	39,826	0.10	(26,985)	21,286	(1.27)
Effect of dilutive securities:
Stock options and restricted stock awards	—	72	—	—	—	—

Diluted earnings (loss) per share
Income (loss) available to common shareholders	$4,135	39,898	$0.10	$(26,985)	21,286	$(1.27)

The number of common shares underlying stock options which were outstanding but not included in the calculation of diluted earnings (loss) per share because they would have had an anti-dilutive effect amounted to approximately 31,000 and 750,000 shares for the three months ended March 31, 2011 and 2010, respectively.

18. INCOME TAXES

The income tax provision amounted to $0.5 million and $1.5 million for the three months ended March 31, 2011 and 2010 representing effective tax rates of 9.4% and 35.0%, respectively. The primary reasons for the difference from the federal statutory tax rate of 35% are the reduction in the valuation allowance for deferred taxes, the inclusion of state taxes and reductions related to tax favored investments in low-income housing, dividend exclusions, treatment of share-based payments amortization, an increase in cash surrender value of bank owned life insurance, California enterprise zone interest deductions and hiring credits, and nondeductible merger costs. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $353,000 and $283,000 for the three months ended March 31, 2011 and 2010, respectively.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns. The Company’s net deferred tax assets were $14.6 million, net of a valuation allowance of $9.1 million at March 31, 2011, and $14.4 million, net of a valuation allowance of $10.7 million at December 31, 2010. The reduction in the valuation allowance reduced income tax expense by $1.5 million for the three months ended March 31, 2011 as compared to an increase by $172,000 during the same period in 2010. The large reduction in 2011 is primarily due to the pre-tax profit generated for the quarter ended March 31, 2011, which increased the cumulative taxable income available for carry-back for federal income tax purpose. As of March 31, 2011, the Company’s deferred tax assets were primarily due to the allowance for loan losses which was partially offset by a bargain purchase gain.

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

The Internal Revenue Service (the “IRS”) and the Franchise Tax Board (the “FTB”) have examined the Company’s consolidated federal income tax returns for tax years up to and including 2007. As of March 31, 2011, the Company was under examination by the FTB for the 2005-2007 tax years and there is no open examination by the IRS. The Company does not anticipate any material changes as a result of the FTB examination. The Company has provided for additional Franchise taxes associated with this exam in the amount of $325,000. In addition, the Company does not have any unrecognized tax benefits subject to significant increase or decrease as a result of uncertainty.

19. FAIR VALUE MEASUREMENTS

Fair Values of Financial Instruments

The Company, using available market information and appropriate valuation methodologies available to management at March 31, 2011 and December 31, 2010, has determined the estimated fair value of financial instruments. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Furthermore, fair values do not reflect any premium or discount that may result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected.

The estimated fair values and related carrying amounts of the Company’s financial instruments as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$317,815	$317,815	$258,920	$258,920
Investment securities available for sale	312,336	312,336	289,551	289,551
Non-covered loans held for sale, at the lower of cost or fair value	65,677	66,898	60,234	61,162
Federal Home Loan Bank and other equity stock	14,426	14,426	15,019	15,019
Non-covered loans, net	1,330,122	1,427,194	1,415,646	1,522,475
Covered loans, net	110,753	110,753	116,283	116,283
FDIC loss share receivable	21,849	21,849	23,991	23,991
Customers’ liability on acceptances	1,819	1,819	2,287	2,287
Accrued interest receivable	5,489	5,489	5,509	5,509
Income tax receivable	13,298	13,298	14,277	14,277

Liabilities:
Deposits	1,779,606	1,730,077	1,770,994	1,727,320
Other borrowed funds	167,749	175,399	188,670	197,781
Acceptances outstanding	1,819	1,819	2,287	2,287
Accrued interest payable	4,771	4,771	5,113	5,113
Long-term subordinated debentures	18,557	14,479	18,557	14,452
Accrued expenses and other liabilities	11,625	11,625	10,646	10,646

Off-balance sheet items:
Commitments to extend credit	194,694	249	158,828	204
Standby letter of credit	26,178	392	27,931	418
Commercial letters of credit	35,970	135	30,341	114
Performance bonds	211	3	222	3

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

Non-covered SBA Loans held for sale- Loans held for sale are measured at the lower of cost or fair value. As of March 31, 20111 and December 31, 2010, the Company had $61.1 million and $46.4 million of SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At March 31, 2011 and December 31, 2010, the entire balance of loans held for sale was recorded at its cost. The Company records non-covered SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Non-covered Nonperforming loans held for sale- The Company reclassifies certain nonperforming loans when the decision to sell those loans is made. The fair value of nonperforming loans held for sale is generally based upon the quotes, bids or sales contract price which approximate the fair value. Nonperforming loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of March 31, 2011 and December 31, 2010, the Company had $4.6 million and $13.8 million of nonperforming loans held for sale, respectively. The Company measures nonperforming loans held for sale at fair value on a nonrecurring basis with Level 3 inputs.

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

Assets measured at fair value on a recurring basis by class at March 31, 2011 and December 31, 2010 are as follows:

Assets measured at fair value on a recurring basis	Total as of 3/31/2011	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$300	$300	$—	$—
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	45,715	—	45,715	—
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	175,664	—	175,664	—
Corporate trust preferred security	752	—	—	752
Mutual Funds backed by adjustable rate mortgages	5,054	—	5,054	—
Fixed rate collateralized mortgage obligations	84,851	—	84,851	—

Total available-for-sale securities	$312,336	$300	$311,284	$752

	Total as of 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury	$300	$300	$—	$—
U.S. Governmental agencies and U.S. Government sponsored enterprise securities	58,607	—	58,607	—
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	157,099	—	157,099	—
Corporate trust preferred security	759	—	—	759
Mutual Funds backed by adjustable rate mortgages	5,073	—	5,073	—
Fixed rate collateralized mortgage obligations	67,713	—	67,713	—

Total available-for-sale securities	$289,551	$300	$288,492	$759

The following table presents the Company’s reconciliation and statement of operations classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010, respectively.

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Balance, beginning of period	$759	$2,404
Purchases, Issuances and Settlements	—	—
Gain (Loss) in Earnings (Expenses)	—	—
Gain (Loss) in Other Comprehensive Income	(7)	—
Transfer in/out of Level 3	—	(192)

Balance, end of period	$752	$2,212

The Company transfers its assets and liabilities measured at fair value to a different hierarchy when the valuation techniques and inputs used to develop fair value measurements change. Such transfers are recognized at the end of each quarterly period.

The following table presents the aggregated balance of assets measured at estimated fair value on a nonrecurring basis as of March 31, 2011 and 2010 and the total losses resulting from these fair value adjustments for the three months ended March 31, 2011 and 2010:

	As of March 31, 2011
	Level 1	Level 2	Level 3	Total	Total Losses
	(Dollars in thousands)
SBA Loans held for sale	$—	$706	$—	$706	$79
Nonperforming Loans held for sale	—	—	4,585	4,585	890
Impaired Loans	—	—	67,154	67,154	7,666
Non-covered OREO	—	—	54	54	1

Total	$—	$706	$71,793	$72,499	$8,636

	As of March 31, 2010
	Level 1	Level 2	Level 3	Total	Total Losses
	(Dollars in thousands)
SBA Loans held for sale	$—	$—	$—	$—	$—
Impaired Loans	—	—	34,645	34,645	7,551
Non-covered OREO	—	—	2,288	2,288	779

Total	$—	$—	$36,933	$36,933	$8,330

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the major factors that influenced the Company’s consolidated results of operations for the three months ended March 31, 2011 and 2010 and financial condition as of March 31, 2011 and December 31, 2010. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 and with the unaudited interim consolidated financial statements and notes as set forth in this report.

FORWARD-LOOKING STATEMENTS

Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are forward looking statements. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. Risks and uncertainties include, but not limited to, possible future deteriorating economic conditions in the Company’s areas of operation; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risks of available-for-sale securities declining significantly in value as interest rates rise or issuers of such securities suffer financial losses; increased competition among depository institutions; the successful integration and operations of the FDIC-assisted acquisition; the company’s ability to sustain profitable operations; the company’s ability to capitalize on strategic growth opportunities; and the company’s ability to enhance its earnings capacity; the economic and regulatory effects of the continuing war on terrorism and other events of war, including the wars in Iraq and Afghanistan; the effect of natural disasters, including earthquakes, fires and hurricanes; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, see “Risk Factors”; and “Interest Rate Risk Management” and “Liquidity and Capital Resources” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K, as amended, for the year ended December 31, 2010, as supplemented by the information contained in this report.

Critical Accounting Policies

Accounting estimates and assumptions are those that the Company considers to be the most critical to an understanding of the Company’s financial statements because they inherently involve significant judgments and uncertainties. The financial information contained in these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. These critical accounting policies are those that involve subjective decisions and assessments and have the greatest potential impact on the Company’s results of operations. Actual performance that differs from the Company’s estimates and future changes in the key variables could change future valuations and impact net income. There was no significant changes to the Company’s critical accounting policies discussed in the Form 10-K, as amended, for the year ended December 31, 2010.

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

Please see our current report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on December 9, 2010 for a more complete description of the merger agreement. In addition, in connection with the proposed merger, Nara Bancorp filed with the SEC a Registration Statement on Form S-4 that includes a Joint Proxy Statement/Prospectus of Center Financial and Nara Bancorp, as well as other relevant documents concerning the proposed transaction. Shareholders are urged to read the Registration Statement and the Joint Proxy Statement/Prospectus regarding the merger and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information. You may obtain a free copy of the Joint Proxy Statement/Prospectus, as well as other filings containing information about Center Financial and Nara Bancorp at the SEC’s Internet site (www.sec.gov). You may also obtain these documents, free of charge, from Center Financial at www.centerbank.com under the tab “Investor Relations” and then under the heading “SEC Filings”.

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

The MOUs will remain in effect until modified or terminated by the FRB, the FDIC and the DFI. We do not expect the actions called for by the MOUs to change our business strategy in any material respect, although they may have the effect of limiting or delaying the Bank’s or the Company’s ability or plans to expand. The board of directors and management of the Bank and the Company have taken various actions to comply with the MOUs, and will diligently endeavor to take all actions necessary for compliance. Management believes that the Bank and the Company are currently in substantial compliance with the terms of the MOUs, although formal determinations of compliance with the MOUs can only be made by the regulatory authorities. In this regard, the Bank’s Leverage Capital Ratio and Total Risk-Based Capital ratios as of March 31, 2011 were 12.67% and 20.14%, considerably in excess of the required ratios for the Bank.

EXECUTIVE OVERVIEW

The Company recorded consolidated net income for the three months ended March 31, 2011 of $4.9 million and income of $0.10 per diluted common share, respectively, compared to consolidated net income of $2.8 million and a loss of $1.27 per diluted common share for the same period in 2010. The following were significant highlights related to the results during the three months ended March 31, 2011 as compared to the corresponding period of 2010:

•

The provision for loan losses on non-covered loans was $6.0 million for the three months ended March 31, 2011 compared to $7.0 million for the same period in 2010. The decrease was primarily due to a stabilization of risk factors as well as a reduction in non-covered loan portfolio.

•

Gain on sale of SBA loans of $3.9 million was recorded during the three months ended March 31, 2011 compared to zero for the same period in 2010. This included both loans that were sold subject to a ninety-day warranty period in December 2010, and loans that were sold during March 2011 without any such warranty.

•

Net interest income before provision for loan losses was $16.7 million for the three months ended March 31, 2011 as compared to $16.4 million for the same period in 2010. The average investment portfolio for the three months ended March 31, 2011 was $306.6 million compared to $376.7 million for the same period in 2010. The increase in net interest income before provision for loan losses was a result of the decrease in interest expenses to greater extent than that of interest income for the three ended March 31, 2011 compared to the same period in 2010. Most of the decrease in interest expense resulted from rate reductions in time certificates of deposits during the first three months in 2011 compared to the same period in 2010.

•

The net interest margin for the three months ended March 31, 2011 increased to 3.49% compared to 3.41% for the same period in 2010, primarily due to a decrease in the balance of interest-earning assets by $18.7 million and a decrease in the cost of interest-bearing liabilities to 1.60% for the three months ended March 31, 2011, compared to 1.94% during the same period in 2010.

•

The Company’s efficiency ratio increased to 53.2% for the three months ended March 31, 2011 compared to 49.1% for the same period in 2010. The increase mainly relates to the increase in noninterest expenses while there was no significant change in net interest income and noninterest income.

•

Return on average assets and return on average equity increased to 0.86% and 7.17%, respectively, for the three months ended March 31, 2011, compared to 0.53% and 4.34% during the same period in 2010. Return on average assets and the return on average equity increased due to the Company’s return to profitability primarily resulting from the gain on sale of SBA loans, the improvement in the net interest margin, and the decrease in the loan loss provision, offset by the increase in noninterest expenses.

The following are important factors in understanding the Company’s financial condition and liquidity:

•

The Company’s gross non-covered loans decreased by $80.5 million, or 5.3%, during the three months ended March 31, 2011. Net non-covered loans and loans held for sale decreased by $80.1 million, or 5.4%, to $1.40 billion at March 31, 2011, as compared to $1.48 billion at December 31, 2010. The decrease in the loan portfolio was mainly the result of higher levels of loan pay-offs, as well as several significant pay-downs in commercial lines of credit, and note sales during the first three months of 2011. The continued economic instability has continued to adversely affect the Company’s ability to originate loans in the current year.

•

Total non-covered nonperforming loans decreased to $38.3 million as of March 31, 2011 from $45.5 million as of December 31, 2010 and decreased significantly from $70.4 million as of March 31, 2010. The decrease from December 31, 2010 to March 31, 2011 primarily resulted from the decreases in nonperforming commercial real estate loans of $7.7 million offset by the increases in nonperforming SBA loans of $1.4 million.

•

Total deposits slightly increased $8.6 million or 0.5% to $1.78 billion at March 31, 2011 compared to $1.77 billion at December 31, 2010. Noninterest-bearing demand deposits as a percentage of total deposits increased to 23.0% as of March 31, 2011, compared to 22.4% as of March 31, 2010.

•	The ratio of net loans to total deposits slightly decreased to 84.7% at March 31, 2011 as compared to 89.9% at December 31, 2010.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in the interim consolidated statements of operations, the Company recorded consolidated net income of $4.9 million during the three months ended March 31, 2011 compared to consolidated net income of $2.8 million during the same period in 2010. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield 1)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield 1)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans 2)	$1,556,504	$21,161	5.51%	$1,474,122	$20,598	5.67%
Federal funds sold	72,653	42	0.23	103,624	60	0.23
Investments 3) 4)	306,637	1,784	2.36	376,699	2,944	3.17

Total interest-earning assets	1,935,794	22,987	4.82	1,954,445	23,602	4.90

Noninterest - earning assets:
Cash and due from banks	247,881			84,983
Bank premises and equipment, net	13,432			13,231
Customers’ acceptances outstanding	2,138			2,193
Accrued interest receivables	4,945			6,437
Other assets	92,925			70,425

Total noninterest-earning assets	361,321			177,269

Total assets	$2,297,115			$2,131,714

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$525,538	$1,425	1.10%	$492,797	$1,303	1.07%
Savings	87,790	559	2.58	91,507	611	2.71
Time certificates of deposit over $100,000	461,539	1,418	1.25	522,126	2,357	1.83
Other time certificates of deposit	325,146	1,232	1.54	234,163	1,190	2.06

	1,400,013	4,634	1.34	1,340,593	5,461	1.65
Other borrowed funds	184,910	1,542	3.38	148,239	1,603	4.39
Long-term subordinated debentures	18,557	142	3.10	18,557	140	3.06

Total interest-bearing liabilities	1,603,480	6,318	1.60	1,507,389	7,204	1.94

Noninterest-bearing liabilities:
Demand deposits	396,251			350,135

Total funding liabilities	1,999,731		1.28%	1,857,524		1.57%

Other liabilities	21,171			15,742

Total noninterest-bearing liabilities	417,422			365,877
Shareholders’ equity	276,213			258,448

Total liabilities and shareholders’ equity	$2,297,115			$2,131,714

Net interest income		$16,669			$16,398

Cost of deposits			1.05%			1.31%

Net interest spread 5)			3.22%			2.96%

Net interest margin 6)			3.49%			3.41%

1)	Average rates/yields for these periods have been annualized.

2)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately ($150,000) for the three months ended March 31, 2011 and $71,000 for the same period in 2010. Net deferred loan fees are net of origination costs. In 2011 origination costs exceeded fees on SBA origination. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

3)	Investments include securities available for sale, securities held to maturity, FHLB and Pacific Coast Bankers Bank stock and money market funds and interest-bearing deposits in other banks.
4)

Interest income on a tax equivalent basis for tax-advantaged investments is not included in the computation of yields. There was no such income for the three months ended March 31, 2011 and 2010, respectively.

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

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume) and (ii) changes in interest rates (rate):

	Three Months Ended March 31, 2011 vs. 2010 Increase (Decrease) Due to Change In
	Volume	Rate 1)	Total
	(Dollars in thousands)
Interest income:
Loans 2)	$1,130	$(567)	$563
Federal funds sold	(18)	—	(18)
Investments 3)	(489)	(671)	(1,160)

Total earning assets	623	(1,238)	(615)

Interest expense:
Money market and super NOW accounts	88	34	122
Savings deposits	(25)	(27)	(52)
Time Certificates of deposits	142	(1,039)	(897)
Other borrowings	350	(411)	(61)
Long-term subordinated debentures	—	2	2

Total interest-bearing liabilities	555	(1,441)	(886)

Net interest income before provision for loan losses	$68	$203	$271

1)	Average rates/yields for these periods have been annualized.
2)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees included in interest income were approximately ($150,000) and $71,000 for the three months ended March 31, 2011 and 2010, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

3)

Interest income on a tax equivalent basis for tax-advantaged investments is not included in the computation of yields. Such income amounted to $0 for the three months ended March 31, 2011 and 2010, respectively.

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

Total interest and dividend income for the three months ended March 31, 2011 was $23.0 million compared to $23.6 million for the same period in 2010. The slight decrease was primarily due to the reduction in the volume and interest rates of investment portfolio. Average yield on earning assets slightly decreased to 4.84% for the three months ended March 31, 2011 from 4.90% for the same period in 2010.

Total interest expense for the three months ended March 31, 2011 decreased to $6.3 million compared to $7.2 million during the same period in 2010. The decrease was primarily due to the decrease in interest rate for time deposits offset by the increase in average volume of interest-bearing liabilities during the past year. Average deposit cost decreased to 1.34% during the three months ended March 31, 2011 compared to 1.65% during the same period in 2010. Average interest bearing liabilities increased to $1.6 billion for the three months ended March 31, 2011 compared to $1.51 billion for the same period in 2010 and noninterest-bearing demand deposits increased to $396.3 million at March 31, 2011 compared to $350.1 million at December 31, 2010.

As a result, net interest income before provision for loan losses was $16.7 million for three months ended March 31, 2011 compared to $16.4 million for the same period in 2010. In addition, the net interest margin for the three months ended March 31, 2011 increased to 3.49% from 3.41% for the same period in 2010, primarily due to a decrease in the balance of interest-earning assets by $18.7 million and a decrease in cost of interest-bearing liabilities to 1.60% for the three months ended March 31, 2011, compared to 1.94% during the same period in 2010.

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

The provision for loan losses was $6.0 million for the three months ended March 31, 2011 compared to $7.0 million for the same period in 2010. The decrease was primarily due to a stabilization of risk factors as indicated by the decreases in nonperforming loans. Management believes that the $6.0 million loan loss provision was adequate for the three months ended March 31, 2011 and that the allowance for loans losses of $51.0 million as of March 31, 2011 is adequate to absorb losses inherent in the Company’s loan portfolio.

While management believes that the allowance for loan losses, representing 3.53% of total non-covered loans at March 31, 2011 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimated, inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	Three Months Ended March 31,
	2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Increase Amount	(Decrease) Percentage
	(Dollars in thousands)
Customer service fees	$1,800	23.4%	$2,031	35.6%	$(231)	(11.4)%
Fee income from trade finance transactions	616	8.0	658	11.5	(42)	(6.4)
Wire transfer fees	313	4.1	281	4.9	32	11.4
Gain on sale of loans	3,752	48.7	—	—	3,752	100.0
Net gain (loss) on sale of securities available for sale	—	—	2,209	38.6	(2,209)	(100.0)
Loan service fees	662	8.6	160	2.8	502	313.8
Increase in FDIC loss share receivable	49	0.6	—	—	49	100.0
Other income	508	6.6	380	6.6	128	33.7

Total noninterest income	$7,700	100.0	$5,719	100.0	$1,981	34.6

As a percentage of average earning assets		1.61%		1.18%

The increase in noninterest income for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to gain on sale of SBA loans incurred in 2011 offset by the gain on sale of securities available for sale in 2010. The decrease in customer service fees was primarily due to a decrease in overdraft fee charges for ATM and one-time debit card transactions. The Company sold $40.5 million of SBA loans to secondary market realizing gain of $3.9 million during the first quarter of 2011 whereas there was no such sale during the same period in 2010. The increase in loan service fees was a result of increasing SBA loans sold in 2011 compared to 2010. The Company was servicing $298.6 million and $107.9 million of sold SBA loans as of March 31, 2011 and 2010, respectively.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
	2011		2010
		Percent		Percent	Increase (Decrease)
	Amount	of Total	Amount	of Total	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,113	39.3%	$4,340	39.9%	$773	17.8%
Occupancy	1,345	10.3	1,195	11.0	150	12.6
Furniture, fixtures, and equipment	603	4.6	507	4.7	96	18.9
Data processing	669	5.2	464	4.3	205	44.2
Legal fees	397	3.1	306	2.8	91	29.7
Accounting and other professional fees	572	4.4	315	2.9	257	81.6
Business promotion and advertising	354	2.7	257	2.4	97	37.7
Supplies and communication	348	2.7	264	2.4	84	31.8
Security service	293	2.3	235	2.2	58	24.7
Regulatory assessment	1,053	8.1	986	9.1	67	6.8
Merger related expenses	437	3.4	—	—	437	100.0
Net OREO related expenses	474	3.7	959	8.8	(485)	(50.6)
Other operating expenses	1,321	10.2	1,035	9.5	286	27.6

Total noninterest expense	$12,979	100.0	$10,863	100.0	$2,116	19.5

As a percentage of average earning assets	2.72%		2.25%
Efficiency ratio	53.26		49.12

For the three months ended March 31, 2011, the increase in noninterest expense was mainly due to increases in salaries and employee benefits, legal expenses, accounting and professional expenses and merger related expenses offset by the decrease in OREO related expenses compared to the same period in 2010. The Company’s noninterest expenses increased in general primarily due to the acquisition of Innovative Bank during the second quarter of 2010. In particular, the increases in salaries and employee benefits, occupancy expenses, data processing and regulatory assessment fees were directly related to the acquisition. Certain professional fees were incurred in relation to potential merger with Nara Bancorp as discussed above. As the volume of OREO decreased over the past year, OREO related expenses declined significantly.

Noninterest expense as a percentage of average earning assets increased to 2.72% for the three months ended March 31, 2011 compared to 2.25% for the same period in 2010.

The Company’s efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income and noninterest income, increased to 53.20% for the three months ended March 31, 2011, compared to 49.10% for the same period in 2010. The increase mainly relates to the increase in noninterest expenses while there was no significant change in net interest income and noninterest income.

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

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns. The Company’s net deferred tax asset was $14.6 million as of March 31, 2011 compared to $14.4 million as of December 31, 2010. As of March 31, 2011, the Company’s deferred tax assets were primarily due to the allowance for loan losses which was partially offset by a bargain purchase gain.

At March 31, 2011, the Company maintained a valuation reserve of $9.1 million against its deferred tax assets. This was a $1.5 million decline from the valuation reserve balance as of December 31, 2010. This reduction in the valuation reserve reduced income tax expense by $1.5 million for the three months ended March 31, 2011 as compared to an increase by $172,000 during the same period in 2010. The large reduction in 2011 is primarily due to the pre-tax profit generated for the quarter ended March 31, 2011, which increased the cumulative taxable income available for carry-back for federal income tax purpose.

The income tax provision amounted to $0.5 million for the three months ended March 31, 2011 representing effective tax rates of 9.4% compared to income tax provision of $1.5 million for the same period in 2010 representing effective tax rates of 35.0%. The primary reasons for the difference from the federal statutory tax rate of 35% are the reduction in the valuation reserve for deferred tax assets as discussed above, inclusion of state taxes and reductions related to tax favored investments in low-income housing, dividend exclusions, treatment of share-based payments amortization, an increase in cash surrender value of bank owned life insurance, California enterprise zone interest deductions and hiring credits, and nondeductible merger costs. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $353,000 for the three months ended March 31, 2011 as compared to $283,000 for the same period in 2010.

It is management’s policy to separately disclose any penalties or interest arising from the application of federal or state income taxes. There were no penalties or interest assessed for the three months ended March 31, 2011.

The Internal Revenue Service (the “IRS”) and the Franchise Tax Board (the “FTB”) have examined the Company’s consolidated federal income tax returns for tax years up to and including 2005. As of March 31, 2011, the Company was under examination by the FTB for the 2005-2007 tax years and there is no open examination by the IRS. The Company does not anticipate any material changes as a result of the FTB examination. The Company has provided for additional Franchise taxes associated with this exam in the amount of $325,000. In addition, the Company does not have any unrecognized tax benefits subject to significant increase or decrease as a result of uncertainty.

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

Short-term Investments

The Company invests its excess available funds from daily operations primarily in overnight Fed Funds and Money Market Funds. Money Market Funds are composed primarily of government funds and high quality short-term commercial paper. The Company can redeem the funds at any time. As of March 31, 2011 and December 31, 2010, the amounts invested in Federal Funds were $150,000 and $136.2 million, respectively. The average yield earned on these funds was 0.23% for the three months ended March 31, 2011 and 2010.

Investment Portfolio

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	As of March 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$300	$—	$—	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	45,966	76	(327)	45,715
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	171,820	4,121	(277)	175,664
Corporate trust preferred security	2,746	—	(1,994)	752
Mutual funds backed by adjustable rate mortgages	5,000	54	—	5,054
Collateralized mortgage obligations	84,338	668	(155)	84,851

Total securities available for sale	$310,170	$4,919	$(2,753)	$312,336

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$300	$—	$—	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	58,994	94	(481)	58,607
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	154,149	3,549	(599)	157,099
Corporate trust preferred security	2,738	—	(1,979)	759
Mutual funds backed by adjustable rate mortgages	5,000	73	—	5,073
Collateralized mortgage obligations	67,063	816	(166)	67,713

Total securities available for sale	$288,244	$4,532	$(3,225)	$289,551

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

As of March 31, 2011, securities available for sale totaled $312.3 million, compared to $289.6 million as of December 31, 2010. Securities available for sale as a percentage of total assets increased to 13.8% as of March 31, 2011 compared to 12.8% at December 31, 2010.

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

Available-for-sale securities represented 100.0% of the investment portfolio as of March 31, 2011 and December 31, 2010. For the three months ended March 31, 2011, the yields on the average investment portfolio were 2.36% as compared to 3.17% for the same period in 2010.

The following table summarizes, as of March 31, 2011, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

	Within one Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Treasury	$300	0.16%	$—	—%	$—	—%	$—	—%	$300	0.16%
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	—	—	45,715	1.03	—	—	—	—	45,715	1.03
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	2	4.71	1,392	4.57	69,023	2.86	105,247	3.29	175,664	3.13
Corporate trust preferred security	—	—	—	—	—	—	752	11.71	752	11.71
Mutual funds backed by adjustable rate mortgages	5,054	3.39	—	—	—	—	—	—	5,054	3.39
Collateralized mortgage obligations	—	—	1,082	1.86	22,536	2.10	61,233	2.22	84,851	2.18

Total available for sale	$5,356	3.21	$48,189	1.15	$91,559	2.67	$167,232	2.94	$312,336	2.59

The following table shows the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011:

	As of March 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	$26,706	$(327)	$—	$—	$26,706	$(327)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	26,376	(277)	—	—	26,376	(277)
Corporate trust preferred security	—	—	752	(1,994)	752	(1,994)
Collateralized mortgage obligations	23,507	(155)	—	—	23,507	(155)

Total	$76,589	$(759)	752	(1,994)	$77,341	$(2,753)

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental agencies and U.S. Government sponsored enterprise securities	$33,486	$(481)	$—	$—	$33,486	$(481)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	27,084	(599)	—	—	27,084	(599)
Corporate trust preferred security	—	—	759	(1,979)	759	(1,979)
Collateralized mortgage obligations	20,369	(166)	—	—	20,369	(166)

Total	$80,939	$(1,246)	$759	$(1,979)	$81,698	$(3,225)

The Company regularly reviews the composition of the investment portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs, and overall interest rate risk profile and strategic goals. On a quarterly basis, the Company evaluates each security in the portfolio with an individual unrealized loss to determine if that loss represents an OTTI.

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

As of March 31, 2011, the Company had a total fair value of $77.3 million of securities with unrealized losses of $2.8 million. We believe these unrealized losses are due to a temporary condition, primarily changes in interest rates, and do not reflect a deterioration of credit quality of the issuers. The market value of securities that have been in a continuous loss position for 12 months or more as of March 31, 2011 was $0.7 million with unrealized losses of $2.0 million.

All individual securities that have been in a continuous unrealized loss position at March 31, 2011 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at March 31, 2011. These securities have decreased in value since their purchase dates as market interest rates have changed. However, the Company has the ability, and management intends, to hold these securities until their fair values recover to cost.

The Company owns one collateralized debt obligation (“CDO”) security that is backed by trust preferred securities (“TRUPS”) issued by banks and thrifts. At March 31, 2011, the fair value of the security was $0.8 million due to the decline in the fair value which is considered temporary.

The CDO TRUPS securities market, since 2007, has continuously been negatively impacted by the liquidity crunch and concern over the banking industry. If the weight of the evidence indicates the market is not orderly, a reporting entity shall place little, if any, weight compared with other indications of fair value on that transaction price when estimating fair value or market risk premiums. Factors that were considered to determine whether there has been a significant decrease in the volume and level of activity for the CDO TRUPS securities market when compared with normal activity include:

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

•

Liquidity discount factor: A regression model is run based on historical data to determine an appropriate spread for the security in a liquid market. Using that liquid market spread plus current market interest rates, the EFV cash flows are discounted to arrive an orderly liquid exit value

The Company considers numerous factors to determine any OTTI for the CDO TRUPS security including review of trustee reports, monitoring of “break in yield” tests, analysis of current defaults and deferrals and the expectation for future defaults and deferrals. The Company reviews the key financial characteristics for individual issuers (commercial banks or thrifts) in the CDO TRUPS security and considers capital ratios, leverage ratios, nonperforming loan and nonperforming asset ratios, in addition to the credit ratings. The credit ratings of the Company’s CDO TRUPS security were “Ca” (Moody’s) and “C” (Fitch) at March 31, 2011 and December 31, 2010.

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

Based on the results from the cash flow model, the CDO TRUPS security did not experience an adverse change in its cash flow status. As such, based on all of these factors, the Company determined that there was no OTTI adjustment required at March 31, 2011. The risk of future OTTI will be highly dependent upon the performance of the underlying issuers. The Company does not have the intention to sell and does not believe it will be required to sell the CDO TRUPS security.

Non-covered Loan Portfolio

The following table sets forth the composition of the Company’s non-covered loan portfolio, segregated by class of loans, as of the dates indicated:

	March 31, 2011		December 31, 2010
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$14,182	1.0%	$14,803	1.0%
Commercial	880,723	60.8	914,003	59.8
Commercial:
Commercial	276,180	19.0	315,285	20.5
Trade Finance	66,243	4.6	71,174	4.7
SBA 1)	100,712	7.0	101,683	6.7
Others:
Consumer	69,699	4.8	71,279	4.7
Other 2)	40,038	2.8	40,039	2.6

Total Non-covered Loans 3)	1,447,777	100.0	1,528,266	100.0

Less:
Allowance for Loan Losses	51,010		52,047
Net deferred Loan Fees 4)	(649)		(523)
Discount on SBA Loans Retained	1,617		862

Net Non-covered Loans and Loans Held for Sale	$1,395,799		$1,475,880

1)	Includes non-covered SBA loans held for sale of $61.1 million and $46.4 million, at the lower of cost or fair value, at March 31, 2011 and December 31, 2010, respectively.
2)	Consists of term fed funds sold for maturity of greater than 1 day, transactions in process and overdrafts.
3)

Real estate commercial loans are loans secured by deeds of trust on real estate. Balance includes non-covered loans held for sale $65.7 million and $60.2 million, at the lower of cost or fair value, at March 31, 2011 and December 31, 2010, respectively.

4)	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.

The Company’s total non-covered loans decreased by $80.5 million, or 5.3%, during the three months ended March 31, 2011. Net non-covered loans and loans held for sale decreased by $80.1 million, or 5.4%, to $1.40 billion at March 31, 2011, as compared to $1.48 billion at December 31, 2010. The decrease in the loan portfolio was mainly the result of charge-offs of $7.7 million, several significant pay-downs in commercial lines of credit, and note sales of $14.4 million exclusive of the portion financed by the Company in real estate loans during the first three months of 2011. Net non-covered loans and loans held for sale as of March 31, 2011 represented 61.5% of total assets, compared to 65.0% as of December 31, 2010.

The Company’s SBA portfolio decreased to $100.7 million at March 31, 2011 compared to $101.7 million at December 31, 2010. During the three months ended March 31, 2011, the Company sold $40.5 million of SBA loans to a secondary market. As of March 31, 2011, the Company was servicing $298.6 million of sold SBA loans, compared to $270.0 million of sold SBA loans as of December 31, 2010. The Company originated $48.7 million of SBA loans during the first quarter of 2011 as compared to $15.4 million during the same period in 2010.

Other loans mainly consist of term fed funds sold and virtually did not change during the past year. It is currently management’s intention to reduce the concentration of real estate loans in the loan portfolio. The Company has determined it has no reportable foreign credit risk.

Covered Loan Portfolio

Total covered loans, inclusive of fair value adjustment, were $111.8 million and $117.3 million at March 31, 2011 and December 31, 2010, respectively. The following table presents the concentration of the covered loans, segregated by class of loans, at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$—	—%	$—	—%
Commercial - Real Estate	70,568	51.2	74,193	50.3
Commercial:
Commercial - Business	16,616	12.0	20,277	13.7
Trade Finance	—	—	—	—
SBA	50,024	36.3	52,681	35.7
Others:
Consumer	693	0.5	486	0.3
Other	—	—	—	—

Total Covered Loans	137,901	100.0	147,637	100.0

Covered loans discount	(26,138)		(30,344)

Net valuation of loans	111,763		117,293
Less:
Allowance for losses	1,010		1,010

Total Net Covered Loans	$110,753		$116,283

The covered loans are subject to a loss sharing agreement with the FDIC. Under the terms of the loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries. The reimbursed losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the assumption. New loans made after that date are not covered by the loss sharing agreement.

Non-covered Nonperforming Assets

Nonperforming assets are defined as loans on non-accrual status, loans 90 days or more past due but not on non-accrual status, restructured loans, and Other Real Estate Owned (“OREO”). Management generally places loans on non-accrual status when they become 90 days past due, unless they are both fully secured and in process of collection. OREO consists of real property acquired through foreclosure or similar means that management intends to offer for sale. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms, where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full. Troubled Debt Restructurings (“TDRs”) are considered non-performing assets for regulatory purposes even though they are fully performing, and they are required to be disclosed in the following table. Performing TDRs are not considered non-covered nonperforming assets for purposes of computing the ratio of nonperforming assets as a percentage of total non-covered loans and OREO.

At March 31, 2011, the Company held TDRs of $34.2 million as compared to $39.1 million at December 31, 2010. A TDR is a debt restructuring in which a bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs may include, but are not necessarily limited to:

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

All TDRs at March 31, 2011 are impaired, and $14.3 million were non-accrual and are included in the table below by the appropriate category. The remaining $19.9 million of the Company’s TDRs meet the conditions that qualify these loans as performing at March 31, 2011.

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

The following table provides information with respect to the components of the Company’s non-covered nonperforming assets as of the dates indicated:

	March 31, 2011	December 31, 2010	March 31, 2010
	(Dollars in thousands)
Non-covered nonperforming loans:
Real estate:
Construction	$5,738	$6,108	$7,008
Commercial - Real Estate	21,490	29,167	49,088
Commercial
Commercial - Business	5,263	5,696	8,871
Trade Finance	100	—	1,498
SBA	5,278	3,896	3,612

Other
Consumer	383	651	348
Other	—	—	—

Total non-covered nonperforming loans	38,252	45,518	70,425
Guaranteed portion of nonperforming loans	4,110	3,293	4,705

Total non-covered nonperforming loans, net of SBA guarantees	34,142	42,225	65,720
Non-covered OREO	144	937	2,993

Total non-covered nonperforming assets, net of SBA guarantees	$34,286	$43,162	$68,713

Performing TDR’s not included above	$19,894	$21,377	$9,811

Nonperforming loans, net of SBA guarantees as a percent of total non-covered loans	2.36%	2.76%	4.32%
Nonperforming assets, net of SBA guarantees as a percent of non-covered loans and OREO	2.37%	2.82%	4.50%

Total non-covered nonperforming loans decreased to $38.3 million as of March 31, 2011 from $45.5 million as of December 31, 2010 and from $70.4 million as of March 31, 2010. The decrease from December 31, 2010 to March 31, 2011 primarily resulted from the decreases in nonperforming commercial real estate loans of $7.7 million mainly driven by note sales of $14.4 million, offset by the increases in nonperforming SBA loans of $1.4 million. In addition, non-covered nonperforming loans of $4.6 million were reclassified as non-covered loans held for sale during the three months ended March 31, 2011.

Total non-covered nonperforming assets, net of SBA guarantees were $34.3 million, representing 2.37% of total non-covered loans and OREO at March 31, 2011 compared to $43.2 million, representing 2.82% of total non-covered loans and OREO at December 31, 2010. Total non-covered nonperforming loans, net of SBA guarantees, decreased to $34.1 million as of March 31, 2011 from $42.2 million as of December 31, 2010. The decrease from December 31, 2010 was a result of reclassification to non-covered loans held for sale.

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

The following table provides information on non-covered impaired loans:

	As of and For the Three Months Ended March 31, 2011
	Recorded Investment 1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Real Estate
Construction	$—	$—	$—	$—	$—
Commercial - Real Estate	30,959	30,796	—	44,269	56
Commercial
Commercial - Business	8,750	8,706	—	8,793	32
Trade Finance	535	533	—	550	—
SBA	1,568	1,582	—	1,619	18
Others
Consumer	643	643	—	644	1
Other	—	—	—	—	—

Total	$42,455	$42,260	$—	$55,875	$107

With an allowance recorded:
Real Estate
Construction	$5,750	$5,738	$1,188	$5,925	$—
Commercial - Real Estate	25,322	25,125	4,716	27,141	94
Commercial
Commercial - Business	21,998	21,888	10,431	24,396	178
Trade Finance	805	804	114	1,098	1
SBA	47	48	48	115	—
Others
Consumer	819	814	328	814	1
Other	—	—	—	—	—

Total	$54,741	$54,417	$16,825	$59,489	$274

Total
Real Estate
Construction	$5,750	$5,738	$1,188	$5,925	$—
Commercial - Real Estate	56,281	55,921	4,716	71,410	150
Commercial
Commercial - Business	30,748	30,594	10,431	33,189	210
Trade Finance	1,340	1,337	114	1,648	1
SBA	1,615	1,630	48	1,734	18
Others
Consumer	1,462	1,457	328	1,458	2
Other	—	—	—	—	—

Total	$97,196	$96,677	$16,825	$115,364	$381

1)	Includes unpaid principal balance plus any accrued interest, net deferred fees.

	As of and For the Year Ended December 31, 2010
	Recorded Investment 1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Real Estate
Construction	$3,514	$3,501	$—	$2,841	$20
Commercial - Real Estate	45,251	45,042	—	53,451	798
Commercial
Commercial - Business	10,277	10,216	—	8,746	277
Trade Finance	—	—	—	80	4
SBA	490	488	—	383	41
Others
Consumer	646	646	—	538	21
Other	—	—	—	—	—

Total	$60,178	$59,893	$—	$66,039	$1,161

With an allowance recorded:
Real Estate
Construction	$2,606	$2,607	$223	$3,289	$—
Commercial - Real Estate	18,263	18,137	2,126	26,981	659
Commercial
Commercial - Business	13,758	13,649	8,022	6,111	165
Trade Finance	1,219	1,199	633	915	53
SBA	1,275	1,278	310	710	57
Others
Consumer	817	814	329	637	20
Other	—	—	—	—	—

Total	$37,938	$37,684	$11,643	$38,643	$954

Total
Real Estate
Construction	$6,120	$6,108	$223	$6,130	$20
Commercial - Real Estate	63,514	63,179	2,126	80,432	1,457
Commercial
Commercial - Business	24,035	23,865	8,022	14,857	442
Trade Finance	1,219	1,199	633	995	57
SBA	1,765	1,766	310	1,093	98
Others
Consumer	1,463	1,460	329	1,175	41
Other	—	—	—	—	—

Total	$98,116	$97,577	$11,643	$104,682	$2,115

1)	Includes unpaid principal balance plus any accrued interest, net deferred fees.

During the first three months of 2011, the continued economic instability was a major contributor to the increase in impaired loans, along with the continued weakness of the commercial real estate market in Southern California. As of March 31, 2011, specific reserves of $16.8 million represented 17.4% of the impaired loans with specific reserves as compared to 11.9% as of December 31, 2010.

Covered Nonperforming Assets

Covered nonperforming assets totaled $15.7 million and $16.5 million at March 31, 2011 and December 31, 2010, respectively. These covered nonperforming assets are subject to loss sharing agreement with the FDIC. The covered nonperforming assets at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Covered loans on non-accrual status	$14,273	$15,021
Covered other real estate owned	1,405	1,459

Total covered nonperforming assets	$15,678	$16,480

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

The allowance for loan losses reflects management’s judgment of the level of the allowance considered adequate to provide for probable losses inherent in the loan portfolio as of the date of the consolidated statements of financial condition. On a quarterly basis, the Company assesses the overall adequacy of the allowance for loan losses, utilizing a disciplined and systematic approach which includes the application of a specific allowance for identified problem loans, a formula allowance for identified graded loans and an allocated allowance for large groups of smaller balance homogenous loans. To assist management in monitoring the allowance for loan losses, the Company’s independent loan review consultants review the allowance as an integral part of their examination process.

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

Formula Allowance for Identified Graded Loans. Non-homogenous loans such as commercial real estate, construction, commercial business, trade finance and SBA loans that are not subject to the allowance for specifically identified loans discussed above are not reviewed individually and are subject to a formula allowance. The formula allowance is calculated by applying loss factors to outstanding Pass, Special Mention, Substandard and Doubtful loans. The evaluation of the inherent loss for these loans involves a high degree of uncertainty, subjectivity and judgment because probable loan losses are not identified with a specific loan. In determining the formula allowance, the Company relies on a mathematical calculation that incorporates a six-quarter rolling average of historical losses. Current quarter losses are measured against previous quarter loan balances to develop the loss factor. Loans risk rated Pass, Special Mention and Substandard for the most recent three quarters are adjusted to an annual basis as follows:

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

The following table sets forth the composition of the allowance for loan losses on non-covered loans as of March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Specific (Impaired loans)	$16,824	$11,643
Formula (non-homogeneous)	33,473	39,939
Homogeneous	713	465

Total allowance for loan losses	$51,010	$52,047

The table below summarizes the activity in the Company’s allowance for loan losses on non-covered loans for the periods indicated:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Three Months Ended March 31, 2010
Balances	(Dollars in thousands)
Average total non-covered loans outstanding during the period 1)	$1,494,492	$1,493,526	$1,534,369

Total non-covered loans outstanding at end of period 1)	$1,446,808	$1,527,928	$1,521,350

Allowance for Loan Losses:
Balance at beginning of period	$52,047	$58,543	$58,543
Charge-offs:
Construction	371	947	—
Commercial - Real Estate	5,246	20,296	3,659
Commercial - Business	1,251	8,114	532
Trade Finance	200	1,448	—
SBA	370	1,075	331
Consumer	303	767	190
Other	—	—	—

Total charge-offs	7,741	32,647	4,712
Recoveries
Construction	366	561	43
Commercial - Real Estate	191	1,357	—
Commercial - Business	63	2,890	53
Trade Finance	—	—	—
SBA	18	189	40
Consumer	66	154	44
Other	—	—	—

Total recoveries	704	5,151	180

Net loan charge-offs	7,037	27,496	4,532
Provision for loan losses	6,000	21,000	7,000

Balance at end of period	$51,010	$52,047	$61,011

Ratios:
Net loan charge-offs to average total non-covered loans*	1.91%	1.84%	1.20%
Provision for loan losses to average total non-covered loans*	1.63	1.41	1.85
Allowance for loan losses to total non-covered loans at end of period	3.53	3.41	4.01
Allowance for loan losses to total non-covered nonperforming loans	133.4	114.3	86.6
Net loan charge-offs to allowance for loan losses at end of period*	55.95	52.83	30.13
Net loan charge-offs to provision for loan losses	117.28	130.93	64.74

*	Ratios are annualized for comparability purposes
1)	Total non-covered loans are net of deferred loan fees and discount on SBA loans sold.

Based on a quarterly migration and qualitative analysis which evaluates the loan portfolio credit quality, the allowance for loan losses decreased to $51.0 million as of March 31, 2011 compared to $52.0 million at December 31, 2010. The Company recorded a provision of $6.0 million for the three months ended March 31, 2011 compared to $7.0 million for the same period in 2010. For the three months ended March 31, 2011, the Company charged off $7.7 million and recovered $0.7 million resulting in net loan charge-offs of $7.0 million, compared to net loan charge-offs of $4.5 million for the same period in 2010.

Management believes the level of the allowance as of March 31, 2011 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require increased provisions for loan losses in the future.

The ratio of the Company’s allowance for loan losses to total non-covered loans increased to 3.53% at March 31, 2011 from 3.41% at December 31, 2010. The ratio of the allowance for loan losses to total non-covered nonperforming loans increased to 133% as of March 31, 2011 compared to 114% as of December 31, 2010 due to a reduction in non-covered nonperforming loans. Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. Commercial real estate is the principal collateral for the Company’s loans.

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

The Company’s average interest bearing deposit cost decreased to 1.34% for the three months ended March 31, 2011, compared to 1.65% for the same period in 2010. The decrease was a result of management’s effort to change the deposit mixes focusing more on lower cost deposits during the past year by significantly decreasing the rates offered on time deposits.

The Company can deter, to some extent, the rate sensitive customers who demand high cost certificates of deposit because of local market competition by using wholesale funding sources. As of March 31, 2011, the Company held brokered deposits in the amount of $62.9 million compared to $101.2 million as of December 31, 2010. The Company also had certificates of deposit with State of California in the amount of $115.0 million as of March 31, 2011 and $115.0 million as of December 31, 2010.

The following table summarizes deposits and the composition of deposits as a percentage of total deposits as of the dates indicated:

	March 31,		December 31,		Change in
	2011		2010		Amount	Percentage
	(Dollars in thousands)
Demand deposits (noninterest-bearing)	$408,843	23.0%	$396,973	22.4%	$11,870	3.0%
Money market accounts and NOW	531,580	29.8	471,132	26.6	60,448	12.8
Savings	88,423	5.0	87,484	4.9	939	1.1

	1,028,846	57.8	955,589	54.0	73,257	7.7
Time deposits
Less than $100,000	309,311	17.4	334,341	18.9	(25,030)	(7.5)
$100,000 or more	441,449	24.8	481,064	27.2	(39,615)	(8.2)

Total	$1,779,606	100.0	$1,770,994	100.0	$8,612	0.5

Total deposits increased by $8.6 million or 0.5% at March 31, 2011 compared to $1.77 billion at December 31, 2010. During the first three months of 2011, noninterest-bearing demand deposits increased by $11.9 million, or 3.0%, and represented 23.0% of total deposits at March 31, 2011 compared to 22.4% at December 31, 2010. MMDA and NOW account balances increased by $60.4 million, or 12.8%, representing 29.8% of total deposits at March 31, 2011 increasing from 26.6% at December 31, 2010. Savings account balances increased by $1.0 million, or 1.1%, and represented 5.0% of total deposits at March 31, 2011 from 4.9% at December 31, 2010. Time deposits under $100,000, which are classified as core deposits, decreased by $25.0 million, or 7.5%. Jumbo time deposits, or time deposits equal to or greater than $100,000, decreased by $39.6 million, or 8.2%.

Time deposits by maturity dates are as follows at March 31, 2011:

Year	$100,000 or Greater	Less Than $100,000	Total
	(Dollars in thousands)
2011	$317,322	$199,435	$516,757
2012	92,657	101,365	194,022
2013	24,432	7,701	32,133
2014	4,462	373	4,835
2015 and thereafter	2,576	437	3,013

Total	$441,449	$309,311	$750,760

Information concerning the average balance and average rates paid on deposits by deposit type for the three months ended March 31, 2011 and 2010 is contained in the tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses FHLB advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowings were $166.8 million and $167.2 million at March 31, 2011 and December 31, 2010, respectively. Notes issued to the U.S. Treasury amounted to $939,000 as of March 31, 2011 compared to $963,000 as of December 31, 2010. The total borrowed amount outstanding at March 31, 2011 and December 31, 2010 was $167.7 million and $188.7 million, respectively.

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
FHLB	$166,811	$167,213
US Treasury	938	963
Secured financing - SBA loan transfer	—	20,494

Total other borrowed funds	$167,749	$188,670

In addition, the issuance of long-term subordinated debentures at the end of 2004 of $18.0 million in “pass-through” trust preferred securities created another source of funding.

Contractual Obligations

The following table presents, as of March 31, 2011, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Remaining 9 months in 2011	2012	2013	2014	2015	2016 & thereafter	Total
	(Dollars in thousands)
Debt obligations 21)	$—	$—	$—	$—	$—	$18,557	$18,557
FHLB advances	40,621	105,389	157	167	176	20,301	166,811
Deposits	534,100	207,825	41,577	10,633	4,722	286	799,143
Operating lease obligations	1,971	2,253	1,807	1,310	1,011	1,573	9,925

Total contractual obligations	$576,692	$315,467	$43,541	$12,110	$5,909	$40,717	$994,436

1)	Includes principal payment only and may be redeemed quarterly by the issuer.

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

As a means of augmenting the liquidity sources, the Company has available a combination of borrowing sources comprised of FHLB advances, federal funds lines with various correspondent banks, and access to the wholesale markets. The Company believes these liquidity sources to be stable and adequate. At March 31, 2011, the Company was not aware of any information that was reasonably likely to have a material adverse effect on its liquidity position.

The liquidity of the Company is primarily dependent on the payment of cash dividends by its subsidiary, Center Bank, subject to limitations imposed by the laws of the State of California, and by the terms of the MOUs between the Company and the Bank and their respective regulatory agencies (see “Informal Regulatory Agreements” above). Center Financial held $5.2 million in liquid funds with Center Bank at March 31, 2011 which can be used to pay dividends on Center Financial’s preferred stock, interest on its capital trust pass-through securities and other expenses as needed.

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

	At March 31, 2011	At December 31, 2010
	(Dollars in thousands)
Net loans	$1,506,552	$1,592,163
Deposits	$1,779,606	$1,770,994
Net loan to deposit ratio	84.7%	89.9%

As of March 31, 2011 and December 31, 2010, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 19.3% and 18.5%, respectively. The Company’s liquidity ratio remained consistent as cash and other short-term marketable assets remained relatively unchanged during the first three months in 2011. Total available on balance sheet liquidity as of March 31, 2011 was $351.8 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available-for-sale securities, as compared to $335.6 million as of December 31, 2010.

At March 31, 2011, the Company’s net non-core fund dependence ratio was 21.0% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds, as compared to 28.1% at December 31, 2010. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by long-term assets. All of the ratios as of and for the three months ended March 31, 2011were in compliance with internal guidelines. The Company is continuously looking toward the growth of retail core and time deposits to meet its liquidity needs in the future.

At March 31, 2011, the Company had $345.7 million in FHLB borrowings, $163.4 million with FRB and $36.0 million in federal funds lines totaling $545.1 million of available funding sources. Additionally, $28.2 million in investment securities may be pledged as collateral for repurchase agreements and other credit facilities. The Company was approved for the Borrower In Custody arrangement by the FRB in January 2009. Collateral held in such an arrangement may be used to secure advances and/or credit for the discount window program and will provide the Company with additional source of liquidity. This total available funding availability does not include the Company’s ability to purchase brokered deposits, which is limited by the Company’s policy to 20% of total deposits.

	FHLB	FRB	Federal Funds Facility	Total
	(Dollars in thousands)
Total capacity	$512,114	$163,382	$36,000	$711,496
Used	(166,384)	—	—	(166,384)

Available	$345,730	$163,382	$36,000	$545,112

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

The Company’s overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and economic value of equity. Economic value of equity is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Company simulates the effect of instantaneous interest rate changes on net interest income and economic value of equity (“EVE”) on a quarterly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of March 31, 2011 and December 31, 2010, respectively, assuming a parallel shift of 100 to 300 basis points in both directions.

	Net Interest Income (NII) 1)		Economic Value of Equity (EVE) 2)
Change (In Basis Points)	March 31, 2011 % Change	December 31, 2010 % Change	March 31, 2011 % Change	December 31, 2010 % Change
+300	23.12%	19.81%	-22.68%	-20.97%
+200	14.97%	12.83%	-14.87%	-13.60%
+100	7.48%	6.46%	-7.43%	-6.77%
Level
-100	0.61%	1.25%	4.85%	4.45%
-200	2.93%	4.09%	10.41%	10.06%
-300	2.21%	3.95%	12.29%	10.67%

1)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios
2)	The percentage change represents economic value of equity of the Company in a stable interest rate environment versus economic value of equity in the various rate scenarios

All interest-earning assets and interest-bearing liabilities are included in the interest rate sensitivity analysis at March 31, 2011 and December 31, 2010, respectively. The changes in NII and EVE were primarily attributable to the acquisition of Innovative Bank. At March 31, 2011 and December 31, 2010, respectively, our estimated changes in net interest income and economic value of equity were within the ranges established by the Board of Directors. In a declining rate environment, the interest rate floors on the loans contribute to the favorable impact on the net interest income while in the rising rate environment, these interest rate floors also serve to lessen the full benefit of higher interest rates.

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

CAPITAL RESOURCES

Shareholders’ equity as of March 31, 2011 was $278.9 million, compared to $274.0 million as of December 31, 2010. The increase was due primarily to net earnings of $4.9 million in the first three months of 2011. The primary sources of capital have historically been retained earnings and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options, though there were no option exercises during the first three months of 2011. Shareholders’ equity is also affected by changes in unrealized losses on available-for-sale securities.

As part of the TARP Capital Purchase Program, the Company entered into a purchase agreement with the Treasury Department on December 12, 2008, pursuant to which the Company issued and sold 55,000 shares of fixed-rate cumulative perpetual preferred stock for a purchase price of $55 million and 10-year warrants to purchase 864,780 shares of the Company’s common stock at an exercise price of $9.54 per share. The number of shares underlying the Warrant was reduced to 432,290 effective December 31, 2009 as a result of the capital raises during 2009. The Company will pay the Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed.

The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company is financially sound and able to support its growth from its retained earnings. From October 2003 to January 2009 Center Financial paid quarterly cash dividends to its shareholders. On March 25, 2009, the Company’s board of directors suspended its quarterly cash dividends based on adverse economic conditions and the Company’s then recent losses. The Company has determined that this is a prudent, safe and sound practice to preserve capital. The Company would be required to obtain the Treasury Department’s approval to reestablish common stock dividends in the future until December 2011 unless the preferred stock issued to the Treasury Department in the TARP Capital Purchase Program has been redeemed prior to that time. The Company is also required to obtain prior approval of the FRB to pay dividends pursuant to its MOU with the FRB (see “Informal Regulatory Agreements” above).

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose Tier I risk based capital ratio, total risk based capital ratio and leverage ratio meet or exceed 6%, 10% and 5%, respectively, are deemed to be “well-capitalized.” As of March 31, 2011, all of the Company’s capital ratios were above the minimum regulatory requirements for a “well-capitalized” institution.

The MOU the Bank has entered into with the FDIC and the DFI requires the development of a capital plan that includes maintaining a minimum Tier 1 leverage capital ratio of not less than 9% and a total risk-based capital ratio of not less than 13% while the MOU remains in effect. The Bank’s regulatory capital ratios as of March 31, 2011 and December 31, 2010 exceeded these requirements.

The following table compares the Company’s and Bank’s actual capital ratios at March 31, 2011, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Regulatory Capital Ratios

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	20.42%	20.14%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	19.14%	18.86%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	12.85%	12.67%	4.00%	5.00%

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation was performed under the supervision and with the participation of our management, including our CEO and interim CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on the evaluation, our CEO and interim CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1:	LEGAL PROCEEDINGS

In the normal course of business, the Company from time to time is involved in various claims and legal proceedings. With the exception of the potentially adverse outcome in the litigation herein described, after taking into consideration information furnished by counsel as to the current status of these claims and proceedings, management does not believe that any liability resulting from such proceedings would have a material adverse effect on the Company’s financial condition or results of operation.

On May 2, 2011, a purported class action was filed in Los Angeles County Superior Court against the Company, the Company’s directors and Nara Bancorp alleging that the directors breached their fiduciary duties in connection with their approval of the proposed merger with Nara Bancorp and that the Company breached its fiduciary duties in connection with the disclosures it made regarding the proposed merger. The complaint seeks compensatory or rescissionary damages and other unspecified relief.

Item 1A:	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010. These factors could materially affect the Company’s business, financial condition, liquidity, results of operations and capital position, and could cause the Company’s actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4:	(REMOVED AND RESERVED)

Item 5:	OTHER INFORMATION

Not applicable

Item 6:	EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Amended and Restated Bylaws of Center Financial Corporation[2]

3.3	Amendment to Bylaws of Center Financial Corporation[3]

3.4	Amendment to Articles of Incorporation of Center Financial Corporation[4]

4.1	Certificate of Determination for Series A Preferred Stock of Center Financial Corporation[3]

10.2	2006 Stock Incentive Plan, as Amended and Restated June 13, 2007[5]

10.3	Lease for Corporate Headquarters Office[6]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[7]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[7]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[7]

10.7	Deferred compensation plan and list of participants[8]

10.8	Split dollar plan and list of participants[8]

10.9	Survivor income plan and list of participants[8]

10.10	Warrant to Purchase Common Stock[3]

10.11	Letter Agreement, dated as of December 12, 2008, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Center Financial Corporation and the United States Department of the Treasury[3]

11	Statement of Computation of Per Share Earnings (included in Note 9 to Interim Consolidated Financial Statements included herein.)

31.1	Certification of Principal Executive Officer (Section 302 Certification)

31.2	Certification of Principal Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[1]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by reference
[2]	Filed as an Exhibit to the Form 8-K filed with the SEC on May 12, 2006 and incorporated herein by reference
[3]	Filed as an Exhibit to the Form 8-K filed with the SEC on December 16, 2008 and incorporated herein by reference
[4]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference
[5]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference
[6]	Filed as an Exhibit of the same number to the Company’s Registration Statement on Form S-4 filed with the SEC on June 14, 2002 and incorporated herein by reference
[7]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference
[8]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Center Financial Corporation

Date: May 9, 2011	By:	/s/ Richard S. Cupp
Richard S. Cupp
President & Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2011	By:	/s/ Hwa Kyung Kim
Hwa Kyung KIm Controller (Principal Financial Officer)