Form 10-Q
period 2011-06-30
CENTER FINANCIAL CORP
filed 2011-08-09
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes  ☐    No  ☒

As of August 5, 2011, there were 39,920,552 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1:	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

AS OF JUNE 30 AND DECEMBER 31

	2011	2010
	(Dollars in thousands)
ASSETS
Cash and due from banks	$33,738	$28,181
Federal funds sold	650	136,180
Money market funds and interest-bearing deposits in other banks	298,040	94,559

Cash and cash equivalents	332,428	258,920
Securities available for sale, at fair value	305,058	289,551
Non-covered loans held for sale, at the lower of cost or fair value	58,776	60,234
Federal Home Loan Bank and FRB stock, at cost	13,810	15,019
Non-covered loans, net of allowance for loan losses of $49,590 and $52,047 as of June 30, 2011 and December 31, 2010, respectively	1,345,740	1,415,646
Covered loans, net of allowance for loan losses of $1,010 as of June 30, 2011 and December 31, 2010	101,597	116,283
Premises and equipment, net	12,659	13,532
Core deposit intangibles, net	434	464
Customers’ liability on acceptances	2,748	2,287
Non-covered other real estate owned, net	133	937
Covered other real estate owned, net	1,132	1,459
Accrued interest receivable	5,096	5,509
Deferred income taxes, net	13,898	14,383
Investments in affordable housing partnerships	10,110	10,824
Cash surrender value of life insurance	17,991	12,791
Income tax receivable	13,216	14,277
Prepaid regulatory assessment fees	5,949	7,864
FDIC loss share receivable	21,964	23,991
Other assets	5,588	6,308

Total	$2,268,327	$2,270,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$457,182	$396,973
Interest-bearing	1,334,799	1,374,021

Total deposits	1,791,981	1,770,994
Acceptances outstanding	2,748	2,287
Accrued interest payable	4,660	5,113
Other borrowed funds	157,299	188,670
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	8,043	10,646

Total liabilities	1,983,288	1,996,267
Commitments and Contingencies	0	0
Shareholders’ Equity
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding, 55,000 shares as of June 30, 2011 and December 31, 2010
Series A, cumulative, issued and outstanding, 55,000 shares as of June 30, 2011 and December 31, 2010	53,538	53,409
Common stock, no par value; 100,000,000 shares authorized; issued and outstanding, 39,913,660 and 39,914,686 shares (including 52,349 and 76,809 shares of unvested restricted stock) as of June 30, 2011 and December 31, 2010, respectively	188,031	187,754
Retained earnings	40,277	32,000
Accumulated other comprehensive income, net of tax	3,193	849

Total shareholders’ equity	285,039	274,012

Total	$2,268,327	$2,270,279

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$20,755	$21,359	$41,916	$41,957
Interest on federal funds sold	1	102	43	162
Interest on taxable investment securities	2,097	2,834	3,868	5,771
Dividends on equity stock	12	21	23	21
Money market funds and interest-earning deposits	211	33	305	70

Total interest and dividend income	23,076	24,349	46,155	47,981
Interest Expense:
Interest on deposits	4,294	5,060	8,928	10,521
Interest on borrowed funds	1,648	1,671	3,190	3,274
Interest expense on trust preferred securities	142	143	284	283

Total interest expense	6,084	6,874	12,402	14,078

Net interest income before provision for loan losses	16,992	17,475	33,753	33,903
Provision for loan losses	5,000	5,000	11,000	12,000

Net interest income after provision for loan losses	11,992	12,475	22,753	21,903
Noninterest Income:
Customer service fees	1,782	2,086	3,582	4,117
Fee income from trade finance transactions	685	720	1,301	1,378
Wire transfer fees	344	331	657	612
Gain on business acquisition	0	5,900	0	5,900
Net gain on sale of loans	1,800	1,203	5,552	1,203
Net gain on sale of securities available for sale	0	0	0	2,209
Loan service fees	708	427	1,370	587
Increase in FDIC loss share receivable	114	0	163	0
Other income	532	391	948	741

Total noninterest income	5,965	11,058	13,573	16,747
Noninterest Expense:
Salaries and employee benefits	5,327	4,647	10,440	8,987
Occupancy	1,389	1,437	2,734	2,632
Furniture, fixtures, and equipment	519	640	1,122	1,147
Data processing	654	654	1,323	1,118
Legal fees	305	279	702	585
Accounting and other professional service fees	340	546	912	861
Business promotion and advertising	382	415	736	672
Supplies and communications	337	396	685	660
Security service	309	285	602	520
Regulatory assessment	998	1,037	2,051	2,023
Merger related expenses	200	129	637	129
Net OREO related expenses	638	400	1,112	1,359
Other operating expenses	1,379	1,408	2,700	2,443

Total noninterest expense	12,777	12,273	25,756	23,136

Income before income tax provision	5,180	11,260	10,570	15,514
Income tax provision	285	3,758	790	5,245

Net income	4,895	7,502	9,780	10,269
Preferred stock dividends and accretion of preferred stock discount	(754)	(746)	(1,504)	(30,498)

Net income (loss) available to common shareholders	4,141	6,756	8,276	(20,229)

Comprehensive income:
Net income	$4,895	$7,502	$9,780	$10,269
Other comprehensive income (loss) - unrealized gain (loss) on available-for-sale securities, net of income tax (expense) benefit of ($961), ($545), ($1,262) and $127, respectively	1,936	1,013	2,344	(235)

Comprehensive income	$6,831	$8,515	$12,124	$10,034

Earnings (loss) per common share:
Basic	$0.10	$0.17	$0.21	$(0.66)

Diluted	$0.10	$0.17	$0.21	$(0.66)

Average common shares outstanding:
Basic	39,868,773	39,895,181	39,860,613	30,642,197

Diluted	39,936,146	39,908,346	39,930,270	30,642,197

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30

	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$9,780	$10,269
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation expenses related to stock options and restricted stock awards	277	448
Depreciation and amortization	4,553	3,773
Amortization of deferred fees and accretion of discount	(3,585)	(132)
Amortization of premium, net of accretion of discount, on securities available for sale	1,212	577
Provision for loan losses	11,000	12,000
Net gain on sale of securities available for sale	0	(2,209)
Net increase in loans held for sale	(39,441)	(19,082)
Gain on business acquisition	0	(5,900)
Gain on sale of loans	(5,552)	(1,203)
Proceeds from sale of loans acquired for sale	43,810	16,519
Net loss on sale of OREO	291	30
Valuation adjustment on non-covered OREO	37	994
Valuation adjustment on covered OREO	596	0
Deferred tax (expense) benefit	(777)	720
Decrease in accrued interest receivable	413	1,172
Net increase in cash surrender value of bank-owned life insurance	(200)	(198)
Decrease in income tax receivable	1,061	926
Increase in other assets	(254)	(2,571)
Decrease in accrued interest payable	(453)	(424)
Decrease in accrued expenses and other liabilities	(2,142)	(3,793)

Net cash provided by operating activities	20,626	11,916

Cash flows from investing activities:
Purchase of securities available for sale	(84,005)	(36,767)
Proceeds from principal repayment, maturity or call of securities available for sale	70,892	83,262
Proceeds from sale of securities available for sale	0	61,247
Net decrease in investment in Federal Home Loan Bank and other equity stock	1,209	625
Net decrease in non-covered loans	50,892	13,960
Net decrease in covered loans	17,525	3,805
Proceeds from sale of loans acquired for investment	9,545	38,829
Proceeds from recoveries of loans previously charged off	836	3,040
Proceeds from FDIC loss share receivable	2,191	0
Net increase in premises and equipment	(225)	(456)
Proceeds from sale of OREO	1,227	1,636
Net cash acquired from business combination, inclusive of settlement received from FDIC	0	71,505
Purchase of bank-owned life insurance	(5,000)	0

Net cash provided by investing activities	65,087	240,686

Cash flows from financing activities:
Net increase (decrease) in deposits	20,987	(156,985)
Net (decrease) increase in other borrowed funds	(31,818)	1,951
Payment of cash dividend	(1,374)	(1,375)

Net cash used in financing activities	(12,205)	(156,409)

Net increase in cash and cash equivalents	73,508	96,193
Cash and cash equivalents, beginning of period	258,920	232,802

Cash and cash equivalents, end of period	$332,428	$328,995

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)-(Continued)

FOR THE SIX MONTHS ENDED JUNE 30

	2011	2010
	(Dollars in thousands)
Supplemental disclosure of cash flow information:
Interest paid	$13,303	$16,161
Income taxes paid, net of refunds	505	24
Supplemental schedule of noncash investing, operating, and financing activities:
Cash dividend accrual for preferred stock	$344	$344
Accretion of preferred stock discount	1,504	30,498
Transfer of non-covered loans to non-covered loans held for sale	7,043	0
Transfer of non-covered loans to non-covered OREO	115	1,261
Transfer of covered loans to covered OREO	905	1,560
Conversion of preferred stock to common stock	0	70,000
Acquisition:
Assets acquired	$0	$219,797
Liabilities assumed	0	232,485

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

The Bank currently has 22 full-service branch offices, 19 of which are located in California. The Bank also operates two Loan Production Offices in Seattle and Denver. In December 2003, Center Financial formed a wholly owned subsidiary, Center Capital Trust I, a Delaware statutory business trust, for the exclusive purpose of issuing and selling trust preferred securities. Center Financial’s principal source of income is generally dividends from the Bank and equity earnings in the Bank. The expenses of Center Financial, including interest on junior subordinated debentures issued to Center Capital Trust I, legal and accounting fees and NASDAQ listing fees have been and will generally be paid by the cash on hand or from dividends paid by the Bank.

2. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Center Financial and the Bank. Center Capital Trust I is not consolidated as disclosed in Note 12.

The interim consolidated financial statements are presented in accordance with U. S. generally accepted accounting principles (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2010.

Use of estimates

Management has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these interim consolidated financial statements in accordance with GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for loan losses, investment securities, the carrying value of other real estate owned, the carrying value of intangible assets, and the carrying value of the FDIC loss share receivable and the realization of deferred tax assets.

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

In December 2010, the FASB issued FASB ASU 2010-29, Disclosure of Supplementary ProForma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-G), which requires that the pro forma information be presented as if the business combination occurred at the beginning of the prior annual reporting period for purposes of calculating both the current reporting period and the prior reporting period pro forma financial information. The ASU also requires that this disclosure be accompanied by a narrative description of the amount and nature of material nonrecurring pro forma adjustments. The amendments in this ASU are effective for business combinations with effective dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Prospective application is required with early adoption permitted. The Company does not anticipate the new guidance will have a material impact on the consolidated financial statements as this relates to only pro-forma disclosure.

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

In May 2011, the FASB issued FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in the U.S. GAAP and IFRSs, to provide largely identical guidance about fair value measurement and disclosure requirements with the International Accounting Standards Board’s new International Financial Reporting Standards (“IFRS”) 13, Fair Value Measurement. The new guidance does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under U.S. GAAP. Most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. A public entity is required to apply this ASU prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entity. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable. The Company does not anticipate the adoption of this ASU will have a significant impact on the consolidated financial statements.

In June 2011, the FASB issued FASB ASU 2011-05, Presentation of Comprehensive Income. To improve comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income, the ASU eliminates the option to present other comprehensive income in the statement of changes in equity. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. An entity should apply the ASU retrospectively. For a public entity, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not anticipate the adoption of this ASU will have a significant impact on the consolidated financial statements.

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

The boards of directors of both companies have unanimously approved the transaction. The transaction is subject to regulatory approval, the approval of the shareholders of both Center Financial and Nara Bancorp, and other customary closing conditions. The Company anticipates that the regulatory approval process will take several months and, therefore, expects to complete the merger during the fourth quarter of 2011. There is no assurance, however, that the bank regulators will approve the merger within this time frame, or at all. Shareholders’ meetings to solicit shareholder approval of the merger have been tentatively scheduled for September 21, 2011, but such date may be subject to change.

6. INVESTMENT SECURITIES

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$300	$—	$—	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	37,944	153	(38)	38,059
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	162,729	5,279	(22)	167,986
Corporate trust preferred security	2,745	—	(1,989)	756
Mutual funds backed by adjustable rate mortgages	5,000	125	—	5,125
Collateralized mortgage obligations	91,427	1,462	(57)	92,832

Total securities available for sale	$300,145	$7,019	$(2,106)	$305,058

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$300	$—	$—	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	58,994	94	(481)	58,607
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	154,149	3,549	(599)	157,099
Corporate trust preferred security	2,738	—	(1,979)	759
Mutual funds backed by adjustable rate mortgages	5,000	73	—	5,073
Collateralized mortgage obligations	67,063	816	(166)	67,713

Total securities available for sale	$288,244	$4,532	$(3,225)	$289,551

The following table shows the Company’s investments with gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental agencies securities and U.S.
Government sponsored enterprise securities	$9,967	$(38)	$—	$—	$9,967	$(38)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	7,173	(22)	—	—	7,173	(22)
Corporate trust preferred security	—	—	756	(1,989)	756	(1,989)
Collateralized mortgage obligations	8,956	(39)	2,411	(18)	11,367	(57)

Total	$26,096	$(99)	$3,167	$(2,007)	$29,263	$(2,106)

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental agencies and U.S. Government sponsored enterprise securities	$33,486	$(481)	$—	$—	$33,486	$(481)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	27,084	(599)	—	—	27,084	(599)
Corporate trust preferred security	—	—	759	(1,979)	759	(1,979)
Collateralized mortgage obligations	20,369	(166)	—	—	20,369	(166)

Total	$80,939	$(1,246)	$759	$(1,979)	$81,698	$(3,225)

The Company considers numerous factors to determine any other-than-temporary impairment (“OTTI”) for the collateralized debt obligation (“CDO”) trust preferred security including review of trustee reports, monitoring of “break in yield” tests, analysis of current defaults and deferrals and the expectation for future defaults and deferrals. The Company reviews the key financial characteristics for individual issuers (commercial banks or thrifts) in the CDO trust preferred security and considers capital ratios, leverage ratios, nonperforming loan and nonperforming asset ratios, in addition to the credit ratings. The credit ratings of the Company’s CDO trust preferred security were “Ca” (Moody’s) and “C” (Fitch) as of June 30, 2011 and December 31, 2010.

The Company uses cash flow projections for the purpose of assessing OTTI on the CDO trust preferred security which incorporate certain credit events in the underlying collaterals and prepayment assumptions. The projected issuer default rates are assumed at a rate equivalent to 150 basis points applied annually and have a 0% recovery factor after the initial default date. The principal is assumed to be prepaying at 1% annually and at 100% at maturity.

Based on the results from the cash flow model, the CDO trust preferred security did not experience an adverse change in its cash flow status. As such, based on all of these factors, the Company determined that there was no OTTI adjustment required for the securities that have been in a continuous unrealized loss position as of June 30, 2011. The risk of future OTTI will be highly dependent upon the performance of the underlying issuers. The Company does not have the intention to sell and does not believe it will be required to sell the CDO trust preferred security until maturity.

The following table summarizes, as of June 30, 2011, the maturity characteristics of the investment portfolio by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

	Within one Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Treasury	$300	0.05%	$—	—%	$—	—%	$—	—%	$300	0.05%
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	—	—	38,059	1.41	—	—	—	—	38,059	1.41
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	—	—	1,190	4.54	68,156	2.93	98,640	3.42	167,986	3.23
Corporate trust preferred security	—	—	—	—	—	—	756	11.80	756	11.80
Mutual funds backed by adjustable rate mortgages	5,125	3.24	—	—	—	—	—	—	5,125	3.24
Collateralized mortgage obligations	—	—	1,030	2.55	21,237	2.31	70,565	2.79	92,832	2.68

Total available for sale	$5,425	3.06	$40,279	1.53	$89,393	2.78	$169,961	3.20	$305,058	2.85

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

Non-covered loans, segregated by class of loans, as of June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011		December 31, 2010
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$9,525	0.7%	$14,803	1.0%
Commercial	895,662	61.5	914,003	59.8
Commercial:
Commercial	272,643	18.6	315,285	20.5
Trade Finance	65,476	4.5	71,174	4.7
SBA 1)	104,272	7.2	101,683	6.7
Others:
Consumer	67,813	4.7	71,279	4.7
Other 2)	40,032	2.8	40,039	2.6

Total Non-covered Loans 3)	1,455,423	100.0	1,528,266	100.0

Less:
Allowance for loan losses	49,590		52,047
Net deferred loan fees 4)	(629)		(523)
Discount on SBA loans retained	1,946		862

Net Non-covered Loans and Loans Held for Sale	$1,404,516		$1,475,880

1)	Includes non-covered SBA loans held for sale of $58.8 million and $46.4 million, at the lower of cost or fair value, as of June 30, 2011 and December 31, 2010, respectively.
2)	Consists of term fed funds sold for maturity of greater than 1 day, transactions in process and overdrafts.
3)	Includes loans held for sale of $58.8 million and $60.2 million at the lower of cost or fair value as of June 30, 2011 and December 31, 2010, respectively.
4)	Net deferred loan fees are net of origination costs. In 2011 and 2010, origination costs exceeded fees on SBA loan origination.

The activity in the allowance for loan losses on total loans (including non-covered loans and covered loans and excluding loans held for sale), segregated by portfolio segment, as of and for the three and six months ended June 30, 2011 and the year ended December 31, 2010 is as follows:

Allowance for credit lossess:	Real Estate	Commercial	Consumer / Others	Total
	(Dollars in thousands)
Three months ended June 30, 2011
Beginning balance	$29,069	$21,000	$1,951	$52,020
Charge-offs	(2,665)	(3,702)	(185)	(6,552)
Recoveries	4	70	58	132
Provision	1,062	3,858	80	5,000

Ending balance	$27,470	$21,226	$1,904	$50,600

Six months ended June 30, 2011
Beginning balance	$29,272	$22,035	$1,750	$53,057
Charge-offs	(8,282)	(5,523)	(488)	(14,293)
Recoveries	561	151	124	836
Provision	5,919	4,563	518	11,000

Ending balance	$27,470	$21,226	$1,904	$50,600

Period-end amount allocated to loans:
Individually evaluated for impairment	$6,126	$10,054	$328	$16,508
Collectively evaluated for impairment	21,344	10,162	1,576	33,082
Acquired with deteriorated credit quality	—	1,010	—	1,010

Ending balance	$27,470	$21,226	$1,904	$50,600

Year ended December 31, 2010
Beginning balance	$37,604	$19,000	$1,939	$58,543
Charge-offs	(21,243)	(10,637)	(767)	(32,647)
Recoveries	1,918	3,079	154	5,151
Provision	10,993	10,593	424	22,010

Ending balance	$29,272	$22,035	$1,750	$53,057

Period-end amount allocated to loans:
Individually evaluated for impairment	$2,349	$8,965	$329	$11,643
Collectively evaluated for impairment	26,923	12,060	1,421	40,404
Acquired with deteriorated credit quality	—	1,010	—	1,010

Ending balance	$29,272	$22,035	$1,750	$53,057

Financing receivables 1) :	Real Estate	Commercial	Consumer / Others	Total
	(Dollars in thousands)
As of June 30, 2011
Loans individually evaluated for impairment	$59,059	$24,068	$1,455	$84,582
Loans collectively evaluated for impairment	846,128	359,547	106,389	1,312,064
Loans acquired with deteriorated credit quality	57,797	44,324	486	102,607

Ending balance	$962,984	$427,939	$108,330	$1,499,253

As of December 31, 2010
Loans individually evaluated for impairment	$69,287	$26,830	$1,460	$97,577
Loans collectively evaluated for impairment	845,707	414,890	109,858	1,370,455
Loans acquired with deteriorated credit quality	63,500	53,307	486	117,293

Ending balance	$978,494	$495,027	$111,804	$1,585,325

1)	Financing receivables represent unpaid principal balance, which approximates recorded investment.

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

The Bank generally writes down nonperforming collateral dependent impaired loans to the value of the underlying collateral. The collateral value is generally updated every six months and the impairment amount is generally charged off during the quarter in which collateral value is updated. The performing impaired loans, such as performing TDRs, are allocated with specific reserve and are not generally charged off. The performing impaired loans typically continue to make contractual payments according to their restructured terms and conditions.

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Impaired loans with specific reserves
Without charge-offs	$44,088	$35,109
With charge-offs	6,544	2,575
Impaired loans without specific reserves
Without charge-offs	22,849	49,043
With charge-offs	11,101	10,850

Total impaired loans	84,582	97,577
Allowance on impaired loans	(16,508)	(11,643)

Net recorded investment in impaired loans	$68,074	$85,934

Non-covered nonperforming loans, net of SBA guarantees totaled $36.0 million as of June 30, 2011, a decrease of $6.2 million as compared to $42.2 million as of December 31, 2010. Non-covered nonperforming loans, net of SBA guarantees as a percentage of total non-covered loans decreased to 2.48% as of June 30, 2011 as compared to 2.76% as of December 31, 2010. Gross interest income of approximately $163,000 and $349,000 would have been additionally recorded for the three and six months ended June 30, 2011, respectively, compared to $0.9 million and $1.3 million for the same periods in 2010, respectively, if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

The following table shows non-covered nonperforming loans by class of loans as of the dates indicated:

	June 30, 2011	December 31, 2010	June 30, 2010
	(Dollars in thousands)
Non-covered nonperforming loans:
Real estate:
Construction	$1,269	$6,108	$4,540
Commercial - Real Estate	25,182	29,167	51,057
Commercial
Commercial - Business	7,504	5,696	7,445
Trade Finance	355	—	1,196
SBA	7,885	3,896	2,972
Other
Consumer	1,096	651	281
Other	—	—	—

Total non-covered nonperforming loans	43,291	45,518	67,491
Guaranteed portion of nonperforming loans	7,247	3,293	3,250

Total non-covered nonperforming loans, net of SBA guarantees	36,044	42,225	64,241
Non-covered OREO	133	937	2,778

Total non-covered nonperforming assets, net of SBA guarantees	$36,177	$43,162	$67,019

Performing TDR’s not included above	$19,090	$21,377	$17,709

Nonperforming loans, net of SBA guarantees as a percent of total non-covered loans	2.48%	2.76%	4.36%
Nonperforming assets, net of SBA guarantees as a percent of non-covered loans and OREO	2.49%	2.82%	4.54%
Allowance for loan losses to non-covered nonperforming loans, net of SBA guarantees	137.6%	123.3%	91.0%

The following table provides information on non-covered impaired loans, segregated by class of loans, as of and for the three and six months ended June 30, 2011 and the year ended December 31, 2010, respectively:

				For the Six Months Ended June 30, 2011		For the Three Months Ended June 30, 2011
	Recorded Investment 1)	Unpaid Principal Balance 2)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Real Estate
Construction	$1,268	$1,270	$—	$1,349	$—	$423	$—
Commercial - Real Estate	27,427	27,314	—	35,557	282	29,248	226
Commercial
Commercial - Business	3,308	3,288	—	7,848	197	6,203	165
Trade Finance	—	—	—	433	—	333	—
SBA	1,444	1,437	—	1,169	32	1,495	14
Others
Consumer	641	641	—	643	9	642	8
Other	—	—	—	—	—	—	—

Total	$34,088	$33,950	$—	$46,999	$520	$38,344	$413

With an allowance recorded:
Real Estate
Construction	$—	$—	$—	$2,694	$—	$1,738	$—
Commercial - Real Estate	30,638	30,475	6,126	21,192	314	24,116	220
Commercial
Commercial - Business	18,042	17,934	9,481	18,348	291	20,421	113
Trade Finance	1,252	1,228	486	933	37	751	36
SBA	163	181	87	479	12	89	12
Others
Consumer	814	814	328	814	6	814	5
Other	—	—	—	—	—	—	—

Total	$50,909	$50,632	$16,508	$44,460	$660	$47,929	$386

Total
Real Estate
Construction	$1,268	$1,270	$—	$4,043	$—	$2,161	$—
Commercial - Real Estate	58,065	57,789	6,126	56,749	596	53,364	446
Commercial
Commercial - Business	21,350	21,222	9,481	26,196	488	26,624	278
Trade Finance	1,252	1,228	486	1,366	37	1,084	36
SBA	1,607	1,618	87	1,648	44	1,584	26
Others
Consumer	1,455	1,455	328	1,457	15	1,456	13
Other	—	—	—	—	—	—	—

Total	$84,997	$84,582	$16,508	$91,459	$1,180	$86,273	$799

1)	Includes unpaid principal balance plus any accrued interest, net of deferred fees.
2)	The unpaid principal balance is presented net of charge-offs and recoveries.

				For the Twelve Months Ended December 31, 2010
	Recorded Investment 1)	Unpaid Principal Balance 2)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Real Estate
Construction	$3,514	$3,501	$—	$2,841	$20
Commercial - Real Estate	45,251	45,042	—	53,451	798
Commercial
Commercial - Business	10,277	10,216	—	8,746	277
Trade Finance	—	—	—	80	4
SBA	490	488	—	383	41
Others
Consumer	646	646	—	538	21
Other	—	—	—	—	—

Total	$60,178	$59,893	$—	$66,039	$1,161

With an allowance recorded:
Real Estate
Construction	$2,606	$2,607	$223	$3,289	$—
Commercial - Real Estate	18,263	18,137	2,126	26,981	659
Commercial
Commercial - Business	13,758	13,649	8,022	6,111	165
Trade Finance	1,219	1,199	633	915	53
SBA	1,275	1,278	310	710	57
Others
Consumer	817	814	329	637	20
Other	—	—	—	—	—

Total	$37,938	$37,684	$11,643	$38,643	$954

Total
Real Estate
Construction	$6,120	$6,108	$223	$6,130	$20
Commercial - Real Estate	63,514	63,179	2,126	80,432	1,457
Commercial
Commercial - Business	24,035	23,865	8,022	14,857	442
Trade Finance	1,219	1,199	633	995	57
SBA	1,765	1,766	310	1,093	98
Others
Consumer	1,463	1,460	329	1,175	41
Other	—	—	—	—	—

Total	$98,116	$97,577	$11,643	$104,682	$2,115

1)	Includes unpaid principal balance plus any accrued interest, net of deferred fees.
2)	The unpaid principal balance is presented net of charge-offs and recoveries.

The following table provides aging information on non-covered past due loans inclusive of loans held for sale, segregated by class of loans, as of June 30, 2011 and December 31, 2010, respectively:

As of June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Non-accrual	Total Past Due and Non-accrual	Current	Total Financing Receivables 1)
			(Dollars in thousands)
Real Estate
Construction	$—	$—	$1,270	$1,270	$8,255	$9,525
Commercial - Real Estate	2,442	1,005	25,182	28,629	867,033	895,662
Commercial
Commercial - Business	1,113	783	7,504	9,400	263,243	272,643
Trade Finance	—	—	355	355	65,121	65,476
SBA	380	293	7,885	8,558	95,714	104,272
Others
Consumer	148	191	1,096	1,435	66,378	67,813
Other	—	—	—	—	40,032	40,032

Total	$4,083	$2,272	$43,292	$49,647	$1,405,776	$1,455,423

As of December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Non-accrual	Total Past Due and Non-accrual	Current	Total Financing Receivables 1)
	(Dollars in thousands)
Real Estate
Construction	$—	$—	$6,108	$6,108	$8,695	$14,803
Commercial - Real Estate	4,569	5,023	29,167	38,759	875,244	914,003
Commercial
Commercial - Business	291	1,018	5,696	7,005	308,280	315,285
Trade Finance	254	28	—	282	70,892	71,174
SBA	1,383	1,074	3,896	6,353	95,330	101,683
Others
Consumer	386	177	651	1,214	70,065	71,279
Other	—	—	—	—	40,039	40,039

Total	$6,883	$7,320	$45,518	$59,721	$1,468,545	$1,528,266

1)	Balances represent unpaid principal balance, which approximates recorded investment.

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

Grade 4 - This grade is for “Special Mentioned” in accordance with regulatory guidelines. This grade includes borrowers that require close credit monitoring. The borrowers generally have inconclusive earnings histories and access to alternate sources of financing are limited.

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

The following table presents the credit risk profile of non-covered loans exclusive of loans held for sale, segregated by class of loans, as of June 30, 2011 and December 31, 2010, respectively:

	As of June 30, 2011
	Grade 1 - 3A	Grade 4	Grade 5	Grade 6	Total
	(Dollars in thousands)
Non-covered loans 1)
Real estate
Construction	$7,250	$—	$2,275	$—	$9,525
Commercial - Real Estate	792,264	31,254	72,144	—	895,662
Commercial
Commercial - Business	221,974	14,564	35,809	296	272,643
Trade Finance	63,629	530	1,317	—	65,476
SBA	40,296	616	4,584	—	45,496
Others
Consumer	64,972	—	2,841	—	67,813
Other	40,032	—	—	—	40,032

Total	$1,230,417	$46,964	$118,970	$296	$1,396,647

	As of December 31, 2010
	Grade 1 - 3A	Grade 4	Grade 5	Grade 6	Total
	(Dollars in thousands)
Non-covered loans 1)
Real estate
Construction	$7,689	$—	$7,114	$—	$14,803
Commercial - Real Estate	780,479	47,873	71,498	341	900,191
Commercial
Commercial - Business	255,828	18,759	40,080	618	315,285
Trade Finance	68,598	1,100	1,476	—	71,174
SBA	49,416	880	4,956	9	55,261
Others
Consumer	69,598	—	1,681	—	71,279
Other	40,039	—	—	—	40,039

Total	$1,271,647	$68,612	$126,805	$968	$1,468,032

1)	Balances represent unpaid principal balance, which approximates recorded investment.

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

If credit deterioration is experienced subsequent to the initial acquisition fair value amount, such deterioration of the expected cash flows will be measured, and a provision for loan losses will be charged to earnings. The effect of the provision for loan losses on covered loans will be offset, to the extent of the 80% loss share, by an increase to the FDIC loss share receivable. Any increase in the FDIC loss share receivable will be recognized in non-interest income. During the six months ended June 30, 2011, no additional provision for loan losses has been required related to the covered loan portfolio.

The outstanding principal balance of covered loans, excluding fair value adjustments, as of June 30, 2011 and December 31, 2010 was $127.0 million and $147.6 million, respectively. The following table presents covered loans inclusive of fair value adjustment, segregated by class of loans, as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Commercial - Real Estate	$57,797	$63,500
Commercial - Business	14,825	18,307
SBA	29,499	35,000
Other	486	486

Total covered loans	102,607	117,293
Less:
ALLL due to decrease in expected cash flows	1,010	1,010

Net covered loans	$101,597	$116,283

The following table presents the outstanding principal balance and related fair value adjustments of covered loans, segregated by class of loans, as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$—	—%	$—	—%
Commercial - Real Estate	66,124	52.0	74,193	50.3
Commercial:
Commercial - Business	16,382	12.9	20,277	13.7
Trade Finance	—	—	—	—
SBA	44,048	34.7	52,681	35.7
Others:
Consumer	486	0.4	486	0.3

Gross Covered Loans	127,040	100.0	147,637	100.0

Covered loans discount	(24,433)		(30,344)

Total Covered Loans	102,607		117,293
Less:
Allowance for loan losses	1,010		1,010

Net Covered Loans	$101,597		$116,283

In estimating the fair value of the covered loans at the acquisition date, the Company (i) calculated the contractual amount and timing of undiscounted principal and interest payments and (ii) estimated the amount and timing of undiscounted expected principal and interest payments. The difference between these two amounts represents the nonaccretable difference.

On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The accretable yield will change from period to period due to the followings:

•	Estimates of the remaining life of acquired loans will affect the amount of future interest income.

•	Indices for variable rates of interest on acquired loans may change.

•	Estimates of the amount of the contractual principal and interest that will not be collected (nonaccretable difference) may change.

During the first six months of 2011, there was no change in the estimate of contractual principal and interest that will ultimately be collectible.

The following table presents the carrying amounts for the covered loans as of June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Undiscounted contractual cash flows	$143,999	$165,355
Nonaccretable difference	(30,441)	(36,107)

Undiscounted cash flows expected to be collected	113,558	129,248
Accretable difference	(12,453)	(13,880)

Covered loans under ASC 310-30	101,105	115,368
Covered loans excluded from ASC 310-30	492	915

Total covered loans	$101,597	$116,283

Changes in the carrying amount of covered loans and the accretable yield were as follows for the three and six months ended June 30, 2011 and the three months ended June 30, 2010:

	Three months ended June 30, 2011		Six months ended June 30, 2011
	Carrying amount of Loans	Accretable Yield	Carrying amount of Loans	Accretable Yield
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$110,753	$13,618	$116,283	$13,880
Acquisition	—	—	—	—
Accretion	1,754	(1,754)	3,744	(3,744)
Net payments received	(10,060)	—	(17,525)	—
Increase in expected cash flows	—	589	—	2,317
Transfer to OREO	(850)	—	(905)	—

Balance at end of period	$101,597	$12,453	$101,597	$12,453

	Three months ended June 30, 2010		Six months ended June 30, 2010
	Carrying amount of Loans	Accretable Yield	Carrying amount of Loans	Accretable Yield
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$126,167	$20,412	$126,167	$20,412
Acquisition	—	—	—	—
Accretion	1,909	(1,909)	1,909	(1,909)
Net payments received	(4,154)	—	(4,154)	—
Increase in expected cash flows	—	—	—	—
Transfer to OREO	(1,560)	—	(1,560)	—

Balance at end of period	$122,362	$18,503	$122,362	$18,503

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

Loans are risk rated based on analysis of the current state of the borrower’s credit quality. The analysis of credit quality includes review of all sources of repayment, the borrower’s current financial and liquidity status and all other relevant information. The Company utilizes a seven-grade risk rating system, where a higher grade represents a higher level of credit risk. The seven-grade risk rating system can be generally classified by the following categories: Pass or Watch (Grade 1-3A), Special Mention (Grade 4), Substandard (Grade 5), Doubtful and Loss (Grade 6-7). The risk ratings reflect the relative strength of the sources of repayment. A detailed description of this risk grading matrix is included in Note 7 above concerning non-covered loans.

The following table presents the credit risk profile of covered loans, by class of loans, as of dates indicated:

	As of June 30, 2011
	Grade 1 - 3A	Grade 4	Grade 5	Grade 6	Grade 7	Total
	(Dollars in thousands)
Covered loans 1)
Real estate
Construction	$—	$—	$—	$—	$—	$—
Commercial - Real Estate	34,383	4,360	19,054	—	—	57,797
Commercial
Commercial - Business	9,649	1,308	3,850	18	—	14,825
Trade Finance	—	—	—	—	—	—
SBA	21,644	156	6,794	90	815	29,499
Others
Consumer	486	—	—	—	—	486
Other	—	—	—	—	—	—

Total Covered Loans	$66,162	$5,824	$29,698	$108	$815	$102,607

	As of December 31, 2010
	Grade 1 - 3A	Grade 4	Grade 5	Grade 6	Grade 7	Total
	(Dollars in thousands)
Covered loans 1)
Real estate
Construction	$—	$—	$—	$—	$—	$—
Commercial - Real Estate	42,374	7,317	13,574	235	—	63,500
Commercial
Commercial - Business	12,851	1,828	3,422	206	—	18,307
Trade Finance	—	—	—	—	—	—
SBA	28,412	266	4,902	399	1,021	35,000
Others
Consumer	486	—	—	—	—	486
Other	—	—	—	—	—	—

Total Covered Loans	$84,123	$9,411	$21,898	$840	$1,021	$117,293

1)	Balances represent unpaid principal balance, net of discount, and exclude accrued interest.

Covered OREO

All OREO acquired in FDIC-assisted acquisitions that are subject to a FDIC loss sharing agreement is referred to as “covered OREO” and reported separately in the interim consolidated statements of financial condition. Covered OREO is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered OREO at the loan’s fair value, inclusive of the acquisition date fair value discount.

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

The activities related to the covered OREO for the three and six months ended June 30, 2011 and 2010, respectively, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$1,405	$—	$1,459	$—
Acquisition	—	1,942	—	1,942
Additions to covered OREO	850	1,560	905	1,560
Fair value adjustment during the period	(487)	—	(596)	—
Dispositions of covered OREO	(636)	(1,942)	(636)	(1,942)

Balance at end of period	$1,132	$1,560	$1,132	$1,560

Covered Nonperforming Assets

Covered nonperforming assets totaled $10.0 million as of June 30, 2011 compared to $16.5 million as of December 31, 2010. These covered nonperforming assets are subject to a loss sharing agreement with the FDIC. The covered nonperforming assets as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Covered loans on non-accrual status	$8,898	$15,021
Covered other real estate owned	1,132	1,459

Total covered nonperforming assets	$10,030	$16,480

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

FDIC Loss Share Receivable

The Company has elected to account for amounts receivable under the loss sharing agreement with the FDIC as an FDIC loss share receivable in accordance with FASB ASC 805, Business Combinations. The FDIC loss share receivable was initially recorded at fair value, based on the discounted value of expected future cash flows under the loss sharing agreement. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted into non-interest income over the life of the FDIC loss share receivable.

The FDIC loss share receivable is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered assets. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in the cash flows of the covered assets over those expected will reduce the FDIC loss share receivable and any decreases in cash flows of the covered assets under those expected will increase the FDIC loss share receivable. Increases and decreases to the FDIC loss share receivable are recorded as adjustments to non-interest income.

The FDIC loss share receivable was determined to be $25.3 million at the acquisition date. Changes in the FDIC loss share receivable for the three and six months ended June 30, 2011 and 2010, respectively, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
		(Dollars in thousands)
Balance at beginning of period	$21,849	$—	$23,991	$—
Acquisition	—	25,300	—	25,300
Payment received from FDIC	—	—	(2,191)	—
Accretion	115	—	164	—

Balance at end of period	$21,964	$25,300	$21,964	$25,300

9. NON-COVERED OTHER REAL ESTATE OWNED (OREO)

The Company had three non-covered OREO properties valued at $133,000 as of June 30, 2011. The changes in non-covered other real estate owned for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$144	$2,993	$937	$4,278
Acquisition due to foreclosures at fair value	25	1,260	115	1,260
Disposition due to sales	—	(1,260)	(882)	(1,665)
Valuation Adjustment subsequent to foreclosures	(36)	(215)	(37)	(994)
Transfer to other receivable	—	—	—	(101)

Balance at end of period	$133	$2,778	$133	$2,778

10. OTHER INTANGIBLE ASSETS

In April 2010, the Company recorded a core deposit intangible of $510,000 for the acquisition of Innovative Bank. The Company amortizes premiums on acquired deposits over the estimated useful life. The Company’s amortization expense for core deposit intangible was $15,000 and $30,000 for the three and six months ended June 30, 2011, respectively, resulting in a core deposit intangible net of amortization of $434,000 as of June 30, 2011. Estimated amortization expense for five succeeding fiscal years is as follows:

Year	Amount
(Dollars in thousands)
2011 (remaining 6 months)	$32
2012	62
2013	62
2014	62
2015	62
2016 and thereafter	154

Total	$434

11. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank of San Francisco (“FHLB”) and the Treasury, Tax, and Loan Investment Program. Other borrowed funds totaled $157.3 million and $188.7 million as of June 30, 2011 and December 31, 2010, respectively. Interest expense on other borrowed funds was $1.6 million and $3.2 million for the three and six months ended June 30, 2011, respectively, reflecting average interest rates of 4.13% and 3.73%, compared to $1.7 million and $3.3 million with average interest rates of 4.00% and 4.12%, respectively, for the same periods in 2010. The following table represents the composition of other borrowed funds as of dates indicated:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
FHLB	$156,578	$167,213
US Treasury	721	963
Secured financing - SBA loan transfer	—	20,494

Total other borrowed funds	$157,299	$188,670

As of June 30, 2011, the Company had outstanding borrowings of $156.6 million from the FHLB with original maturity terms ranging from 4 years to 15 years. Advances of 10-year and 15-year terms are amortizing at predetermined schedules over the life of the advances. Of the $156.6 million outstanding, $145.0 million is composed of six fixed rate term advances, each with an option to be called by the FHLB after the original lockout dates varying from 6 months to 2 years. If market interest rates are higher than the advances’ stated rates at that time, the advances will be called by the FHLB and the Bank will be required to repay the FHLB. If market interest rates are lower after the lockout period, then the advances will not be called by the FHLB. If the fixed rate term advances are not called by the FHLB, they will mature at maturity dates ranging from 4 years to 10 years. The Company may repay the advances with a prepayment penalty at any time. If the advances are called by the FHLB, there is no prepayment penalty.

The Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with the FHLB, with a total carrying value of $832.1 million as of June 30, 2011 as compared to $828.0 million as of December 31, 2010.

Subject to the right of the FHLB to require early repayment of the borrowings discussed above, FHLB advances outstanding, with an average interest rate of 4.40%, as of June 30, 2011, mature as follows:

Year	Amount
(Dollars in thousands)
2011 (remaining 6 months)	$30,389
2012	105,388
2013	157
2014	167
2015	176
2016 and thereafter	20,301

Total	$156,578

Borrowings obtained from the Treasury Tax and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $1.3 million as of June 30, 2011, as collateral to participate in the program as compared to $1.5 million as of December 31, 2010. The total borrowed amount under the program, outstanding as of June 30, 2011 and December 31, 2010 was $721,000 and $963,000, respectively.

As of December 31, 2010, the Company had SBA loans transferred of $20.5 million which were accounted for as a secured financing pursuant to ASC 860, Transfers and Servicing. At that time, SBA loan transfers were subject to a 90-day recourse provision and, therefore, were not considered sold until the recourse period expired. However, during the first quarter of 2011, SBA removed the recourse provision from the standard transfer agreement. As such, all of the SBA loan transfers executed are qualified as sales, thus, are not accounted for as secured financing.

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

The FRB has adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies, provided that the aggregate amount of trust preferred securities and certain other capital elements cannot exceed 25% of Tier I capital elements. In addition, since the Company had less than $15 billion in assets as of December 31, 2009, under the Dodd-Frank Act, the Company will be able to include its existing TP Securities in Tier 1 capital to the extent permitted by FRB guidelines. As of June 30, 2011, trust preferred securities comprised 6.01% of the Company’s Tier I capital.

Center Capital Trust I is not reported on a consolidated basis in accordance with ASC 810, Consolidation. Therefore, the capital securities of $18,000,000 do not appear on the interim consolidated statements of financial condition. Instead, the long-term subordinated debentures of $18,557,000 payable by Center Financial to the Center Capital Trust I and the investment in the Center Capital Trust I’s common stock of $557,000 (included in other assets) are separately reported.

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk as of June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Loans	$216,431	$158,828
Standby letters of credit	15,829	27,931
Commercial letters of credit	29,010	30,341
Performance bonds	70	222

Liabilities for losses on outstanding commitments of $267,000 and $244,000, respectively, were reported separately in other liabilities as of June 30, 2011 and December 31, 2010.

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

On May 2, 2011, a purported class action was filed in Los Angeles County Superior Court against the Company, the Company’s directors and Nara Bancorp alleging, among other things, that the directors breached their fiduciary duties in connection with their approval of the proposed merger with Nara Bancorp and that the Company breached its fiduciary duties in connection with the disclosures it made regarding the proposed merger. On July 29, 2011, the parties to the litigation agreed to settle all claims asserted in the action, subject to, among other things, the execution of a stipulation of settlement and court approval. As part of the settlement, Nara Bancorp and the Company agreed to make certain supplemental disclosures included in an amendment to the registration statement for the Nara Bancorp shares to be issued at the completion of the merger. In addition, defendants have agreed to pay up to $400,000 in plaintiff’s attorneys’ fees and expenses, if and to the extent approved by the court. Such payment would be due only if the merger is consummated and be payable by the combined company. If approved by the court, the settlement also would result in the release by the plaintiff and the proposed settlement class of all claims that were or could have been brought challenging any aspect of the merger agreement, the merger and any disclosures made in connection therewith (but excluding any properly perfected claims for statutory appraisal in connection with the merger, certain claims arising under the federal securities laws and any claims to enforce the settlement).

14. STOCK-BASED COMPENSATION

The Company has a Stock Incentive Plan which was adopted by the Board of Directors in April 2006, approved by the shareholders in May 2006, and amended by the Board in June 2007 (the “2006 Plan”). The 2006 Plan provides for the granting of incentive stock options to officers and employees, and non-qualified stock options and restricted stock awards to employees (including officers) and non-employee directors. The 2006 Plan replaced the Company’s former stock option plan (the “1996 Plan”) which expired in February 2006, and all options under the 1996 Plan which were outstanding on April 12, 2006 were transferred to and made part of the 2006 Plan. The option prices of all options granted under the 2006 Plan (including options transferred from the 1996 Plan) must be not less than 100% of the fair market value at the date of grant. Options granted generally vest at the rate of 20% per year. All options not exercised generally expire ten years after the date of grant. Vesting of restricted stock awards (“RSAs”) is discretionary with the Board of Directors or the Compensation Committee, but awards granted to date generally vest at the rate of 50% on the third anniversary of the grant date and 25% per year for the next two years. Certain RSAs were granted to a director in 2011 with immediate vesting as part of special compensation in connection with the proposed merger with Nara Bancorp. In addition, RSAs granted to our Chief Executive Officer will vest at earlier of the closing of the proposed merger with Nara Bancorp or December 31, 2011, provided that he remains employed with the Company until such date. RSAs granted to senior executive officers are also subject to restrictions on transfer even after vesting for as long as the Company has preferred stock outstanding to the U.S. Treasury Department pursuant to the TARP Capital Purchase Program.

The Company’s pre-tax stock-based compensation expense for employees and directors was $139,000 and $277,000 ($131,000 and $260,000 after tax effect of non-qualified stock options) for the three and six months ended June 30, 2011, respectively, as compared to $213,000 and $448,000 ($170,000 and $346,000 after tax effect of non-qualified stock options) for the same periods in 2010, respectively.

Stock Option Awards

The fair value of the stock options granted was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions including risk-free interest rate, expected life, expected volatility and expected dividend yield. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Beginning in 2006, the expected life (estimated period of time outstanding) of options granted with a 10-year term was determined using the average of the vesting period and term. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the day of grant, and calculated on a weekly basis. These assumptions are utilized in the calculation of the compensation expenses. The expenses are the result of previously granted stock options and restricted stocks and those awarded, if any, during the three and six months ended June 30, 2011 and 2010, respectively. No stock options were granted during the six months ended June 30, 2011 and 2010.

A summary of the Company’s stock option activity and related information for the three and six months ended June 30, 2011 and 2010 is set forth in the following table:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
Three months ended June 30, 2011 and 2010
Balance at March 31, 2011	2,443,513	583,344	$16.01
Options granted	—	—	—
Options forfeited	—	—	—
Options exercised	—	—	—

Balance at June 30, 2011	2,443,513	583,344	16.01

Balance at March 31, 2010	2,269,612	757,245	$16.93
Options granted	—	—	—
Options forfeited	29,305	(29,305)	17.06
Options exercised	—	—	—

Balance at June 30, 2010	2,298,917	727,940	16.92

Six months ended June 30, 2011 and 2010
Balance at December 31, 2010	2,335,013	691,844	$16.95
Options granted	—	—	—
Options forfeited	108,500	(108,500)	22.04
Options exercised	—	—	—

Balance at June 30, 2011	2,443,513	583,344	16.01

Balance at December 31, 2009	2,266,612	760,245	$16.93
Options granted	—	—	—
Options forfeited	32,305	(32,305)	17.05
Options exercised	—	—	—

Balance at June 30, 2010	2,298,917	727,940	16.92

The stock options as of June 30, 2011 and 2010, respectively, have been segregated into three ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 2.59 - $ 8.00	52,744	4.63	$5.02	40,411	3.66	$5.14
$ 8.01 - $ 20.00	449,600	5.44	16.05	397,700	5.36	16.08
$ 20.01 - $ 25.10	81,000	5.18	22.94	70,100	5.12	23.02

As of June 30, 2011	583,344	5.33	16.01	508,211	5.19	16.17

$ 2.59 - $ 8.00	52,745	5.63	$5.02	31,078	3.46	$5.26
$ 8.01 - $ 20.00	489,195	6.38	16.06	385,817	6.21	16.06
$ 20.01 - $ 25.10	186,000	6.33	22.56	159,300	6.35	22.51

As of June 30, 2010	727,940	6.32	16.92	576,195	6.10	17.26

The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2011 was $70,000 and $49,000 compared to $14,000 and $4,000 as of June 30, 2010, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $6.35 and $5.15 as of June 30, 2011 and 2010, respectively, and the exercise price multiplied by the number of options outstanding. No options were exercised during the three and six months ended June 30, 2011 and 2010. Total fair value of vested options was $3.1 million and $1.1 million as of June 30, 2011 and 2010, respectively. The number of options that were not vested as of June 30, 2011 and 2010 was 75,133 and 151,745, respectively.

As of June 30, 2011 and 2010, the Company had approximately $449,000 and $749,000 of unrecognized compensation costs related to unvested options, respectively, which are expected to be recognized over a weighted average period of 0.95 years and 2.05 years, respectively.

Restricted Stock Awards

Restricted stock activity under the 2006 Plan as of and changes during the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Nonvested, beginning of period	55,362	$6.19	76,809	$5.77
Granted	5,000	7.46	28,079	7.61
Vested	(6,813)	9.33	(22,088)	8.26
Cancelled and forfeited	(1,200)	4.79	(30,451)	5.42

Nonvested, at end of period	52,349	5.91	52,349	5.91

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Nonvested, beginning of period	60,809	$6.47	10,050	$13.59
Granted	—	—	50,909	5.07
Vested	(2,950)	17.00	(2,950)	17.00
Cancelled and forfeited	(550)	17.00	(700)	15.21

Nonvested, at end of period	57,309	5.83	57,309	5.83

The Company recorded compensation cost of $39,000 and $78,000, respectively, related to the restricted stock granted under the 2006 Plan for the three and six months ended June 30, 2011 as compared to $26,000 and $43,000, respectively, for the same periods in 2010. As of June 30, 2011 and 2010, the Company had approximately $309,000 and $275,000 of unrecognized compensation costs related to unvested restricted stock, respectively. The costs are expected to be recognized over a weighted-average period of 3.01 years and 2.20 years as of June 30, 2011 and 2010, respectively.

15. COMMON AND PREFERRED STOCK CASH DIVIDENDS

In March, 2009, the Company’s board of directors suspended its quarterly cash dividends on the Company’s common stock based on adverse economic conditions and the Company’s then recent losses. The board of directors determined that this is a prudent, safe and sound practice to preserve capital, and does not expect to resume the payment of cash dividends in the foreseeable future. Unless the preferred stock issued to the Treasury Department in the TARP Capital Purchase Program has been redeemed, the Company will not be permitted to resume paying cash dividends without the consent of the Treasury Department until December 2011. In addition, the Bank and the Company have each entered into informal regulatory agreements with the respective regulatory agency or agencies, pursuant to which both the Bank and the Company must obtain prior regulatory approval to pay dividends.

The Company paid a preferred stock dividend of $688,000 on May 15, 2011 and accrued for the preferred stock dividends of $344,000 as of June 30, 2011 which will be included in the next payment scheduled on August 15, 2011.

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

The conversion price of $3.75 per share was less than the fair value of $5.23 per share of our common stock on December 29, 2009, the commitment date for the issuance of the Series B Preferred Stock. The Series B Preferred Stock was thus issued with a beneficial conversion feature with an intrinsic value of $1.48 per share or at a discount of $29.0 million. On the effective date of the conversion, the unamortized discount due to the beneficial conversion feature was immediately recognized as a dividend and accounted for as a charge to retained earnings and a reduction of net income available to common shareholders in the earnings per share computation. As this accounting treatment was a mere reclassification within shareholders’ equity, it did not affect shareholders’ equity.

The Company also issued 3,360,000 shares of common stock in a private placement which closed on November 30, 2009 (the “November Private Placement”), at a price per share of $3.71 to non-affiliated investors and $4.69 to certain directors and employees of the Company. The difference in the purchase price was necessary to comply with NASDAQ Listing Rule 5635(c). The Company obtained shareholder approval of the November Private Placement at a special meeting held on March 24, 2010 so that all investors in the November Private Placement could be treated equally. Following receipt of shareholder approval, 85,045 additional shares were issued for no additional consideration to the directors and employees who invested in the November Private Placement, in order to effectuate this result. The shares issued in the November Private Placement were also registered on a Form S-3 Registration Statement which became effective April 8, 2010, thus removing the restrictions on resale.

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

17. EARNINGS (LOSS) PER COMMON SHARE

Common stock outstanding as of June 30, 2011 totaled 39,913,660 shares. The following table sets forth the Company’s earnings (loss) per common share calculation for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,
	2011			2010
	(Dollars in thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share
Net income	$4,895	39,869	$0.12	$7,502	39,895	$0.19
Less : preferred stock dividends and accretion of preferred stock discount	(754)	—	(0.02)	(746)	—	(0.02)

Income available to common shareholders	4,141	39,869	0.10	6,756	39,895	0.17
Effect of dilutive securities:
Stock options and restricted stock awards	—	67	—	—	13	—

Diluted earnings per share
Income available to common shareholders	$4,141	39,936	$0.10	$6,756	39,908	$0.17

	Six Months Ended June 30,
	2011			2010
	(Dollars in thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income (Loss)	Average Number of Shares	Per Share Amounts
Basic earnings (loss) per share
Net income	$9,780	39,861	$0.25	$10,269	30,642	$0.34
Less : preferred stock dividends and accretion of preferred stock discount	(1,504)	—	(0.04)	(30,498)	—	(1.00)

Income (loss) available to common shareholders	8,276	39,861	0.21	(20,229)	30,642	(0.66)
Effect of dilutive securities:
Stock options and restricted stock awards	—	69	—	—	—	—

Diluted earnings (loss) per share
Income (loss) available to common shareholders	$8,276	39,930	$0.21	$(20,229)	30,642	$(0.66)

The number of common shares underlying stock options which were outstanding but not included in the calculation of diluted earnings (loss) per share because they would have had an anti-dilutive effect amounted to approximately 0 and 8,568 shares for the three and six months ended June 30, 2011, respectively, as compared to 689,000 and 714,000 for the same periods in 2010, respectively.

18. INCOME TAXES

The income tax provision amounted to $285,000 and $790,000 for the three and six months ended June 30, 2011 representing effective tax rates of 5.5% and 7.5%, respectively, as compared to $3.8 million and $5.2 million with effective tax rates of 33.4% and 33.8%, respectively, for the same periods in 2010. The primary reasons for the difference from the federal statutory tax rate of 35% are the reduction in the valuation allowance for deferred taxes, the inclusion of state taxes and reductions related to tax favored investments in low-income housing, dividend exclusions, treatment of share-based payments amortization, an increase in cash surrender value of bank owned life insurance, California enterprise zone interest deductions and hiring credits, and nondeductible merger costs. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $706,000 for the six months ended June 30, 2011, respectively, as compared to $755,000 for the same period in 2010.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns. The Company’s net deferred tax assets were $13.9 million, net of a valuation allowance of $7.4 million as of June 30, 2011, and $14.4 million, net of a valuation allowance of $10.7 million as of December 31, 2010, respectively. The reduction in the valuation allowance reduced income tax expense by $1.5 million and $3.0 million for the three and six months ended June 30, 2011. The reduction in 2011 is primarily due to the pre-tax profit generated for the six months ended June 30, 2011, which increased the cumulative taxable income available for carry-back for federal income tax purpose. As of June 30, 2011, the Company’s deferred tax assets were primarily due to the allowance for loan losses which was partially offset by a bargain purchase gain.

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

The Internal Revenue Service (the “IRS”) and the Franchise Tax Board (the “FTB”) have examined the Company’s consolidated federal income tax returns for tax years up to and including 2007. As of June 30, 2011, the Company was under examination by the FTB for the 2005-2007 tax years and there is no open examination by the IRS. The Company does not anticipate any other material changes as a result of the FTB examination. In addition, the Company does not have any unrecognized tax benefits subject to significant increase or decrease as a result of uncertainty.

19. FAIR VALUE MEASUREMENTS

Fair Values of Financial Instruments

The Company, using available market information and appropriate valuation methodologies available to management as of June 30, 2011 and December 31, 2010, has determined the estimated fair value of financial instruments. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Furthermore, fair values do not reflect any premium or discount that may result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected.

The estimated fair values and related carrying amounts of the Company’s financial instruments as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
		(Dollars in thousands)
Assets:
Cash and cash equivalents	$332,428	$332,428	$258,920	$258,920
Investment securities available for sale	305,058	305,058	289,551	289,551
Non-covered loans held for sale, at the lower of cost or fair value	58,776	59,364	60,234	61,162
Federal Home Loan Bank and other equity stock	13,810	13,810	15,019	15,019
Non-covered loans, net	1,345,740	1,338,579	1,415,646	1,522,475
Covered loans, net	101,597	101,597	116,283	116,283
FDIC loss share receivable	21,964	21,964	23,991	23,991
Customers’ liability on acceptances	2,748	2,748	2,287	2,287
Accrued interest receivable	5,096	5,096	5,509	5,509
Income tax receivable	13,216	13,216	14,277	14,277
Liabilities:
Deposits	1,791,981	1,750,767	1,770,994	1,727,320
Other borrowed funds	157,299	164,207	188,670	197,781
Acceptances outstanding	2,748	2,748	2,287	2,287
Accrued interest payable	4,660	4,660	5,113	5,113
Long-term subordinated debentures	18,557	14,503	18,557	14,452
Accrued expenses and other liabilities	8,043	8,043	10,646	10,646
Off-balance sheet items:
Commitments to extend credit	216,431	277	158,828	204
Standby letter of credit	15,829	237	27,931	418
Commercial letters of credit	29,010	109	30,341	114
Performance bonds	70	1	222	3

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

Non-covered SBA loans held for sale- Loans held for sale are measured at the lower of cost or fair value. As of June 30, 20111 and December 31, 2010, the Company had $58.8 million and $46.4 million of SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. As of June 30, 2011 and December 31, 2010, the entire balance of loans held for sale was recorded at its cost. The Company records non-covered SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Non-covered nonperforming loans held for sale- The Company reclassifies certain nonperforming loans when the decision to sell those loans is made. The fair value of nonperforming loans held for sale is generally based upon the quotes, bids or sales contract price which approximate the fair value. Nonperforming loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of June 30, 2011 and December 31, 2010, the Company had $0 and $13.8 million of nonperforming loans held for sale, respectively. The Company measures nonperforming loans held for sale at fair value on a nonrecurring basis with Level 3 inputs.

Non-covered impaired loans- A loan is considered impaired when it is probable that all of the principal and interest due may not be collected according to the original underwriting terms of the loan. Impaired loans are measured at the lower of its carrying value or at an observable market price if available or at the fair value of the loan’s collateral if the loan is collateral dependent. Fair value of the loan’s collateral when the loan is dependent on collateral, is determined by appraisals or independent valuation, which is then adjusted for the cost associated with liquidating the collateral. The Company measures impaired loans at fair value on a nonrecurring basis with Level 3 inputs.

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

Assets measured at fair value on a recurring basis by class as of June 30, 2011 and December 31, 2010 are as follows:

Assets measured at fair value on a recurring basis		Fair Value Measurements at Reporting Date Using
	Total as of 6/30/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in thousands)
U.S. Treasury	$300	$300	$—	$—
U.S. Governmental agencies securities and U.S.
Government sponsored enterprise securities	38,059	—	38,059	—
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	167,986	—	167,986	—
Corporate trust preferred security	756	—	—	756
Mutual Funds backed by adjustable rate mortgages	5,125	—	5,125	—
Collateralized mortgage obligations	92,832	—	92,832	—

Total available-for-sale securities	$305,058	$300	$304,002	$756

	Total as of 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in thousands)
Available-for-sale securities:
U.S. Treasury	$300	$300	$—	$—
U.S. Governmental agencies and U.S. Government sponsored enterprise securities	58,607		58,607	—
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	157,099	—	157,099	—
Corporate trust preferred security	759	—	—	759
Mutual Funds backed by adjustable rate mortgages	5,073	—	5,073	—
Collateralized mortgage obligations	67,713	—	67,713	—

Total available-for-sale securities	$289,551	$300	$288,492	$759

The following table presents the Company’s reconciliation and statement of operations classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 and 2010, respectively.

	Three months ended June 30,
	2011	2010
	(Dollars in thousands)
Balance, beginning of period	$752	$2,212
Purchases, Issuances and Settlements	—	—
Gain (Loss) in Earnings (Expenses)	—	—
Gain (Loss) in Other Comprehensive Income	4	(422)
Transfer in/out of Level 3	—	—

Balance, end of period	$756	$1,790

	Six months ended June 30,
	2011	2010
	(Dollars in thousands)
Balance, beginning of period	$759	$2,404
Purchases, Issuances and Settlements	—	—
Gain (Loss) in Earnings (Expenses)	—	—
Gain (Loss) in Other Comprehensive Income	(3)	(614)
Transfer in/out of Level 3	—	—

Balance, end of period	$756	$1,790

The Company transfers its assets and liabilities measured at fair value to a different hierarchy when the valuation techniques and inputs used to develop fair value measurements change. Such transfers are recognized at the end of each quarterly period.

The following table presents the aggregate balance of assets measured at estimated fair value on a nonrecurring basis as of June 30, 2011 and 2010 and the total losses resulting from these fair value adjustments for the six months ended June 30, 2011 and 2010:

	As of June 30, 2011
	Level 1	Level 2	Level 3	Total	Total Losses
		(Dollars in thousands)
Non-covered SBA loans held for sale	$—	$705	$—	$705	$80
Non-covered nonperforming loans held for sale	—	—	—	—	—
Non-covered impaired loans	—	—	63,169	63,169	11,258
Non-covered OREO	—	—	133	133	96

Total	$—	$705	$63,302	$64,007	$11,434

	As of June 30, 2010
	Level 1	Level 2	Level 3	Total	Total Losses
		(Dollars in thousands)
Non-covered SBA loans held for sale	$—	$23	$—	$23	$4
Non-covered nonperforming loans held for sale	—	—	—	—	—
Non-covered impaired loans	—	—	50,655	50,655	11,241
Non-covered OREO	—	—	2,723	2,723	215

Total	$—	$23	$53,378	$53,401	$11,460

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the major factors that influenced the Company’s consolidated results of operations for the three and six months ended June 30, 2011 and 2010 and financial condition as of June 30, 2011 and December 31, 2010. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 and with the unaudited interim consolidated financial statements and notes as set forth in this report.

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

The boards of directors of both companies have unanimously approved the transaction. The transaction is subject to regulatory approval, the approval of the shareholders of both Center Financial and Nara Bancorp, and other customary closing conditions. We anticipate that the regulatory approval process will take several months and, therefore, expect to complete the merger during the fourth quarter of 2011. There is no assurance, however, that the bank regulators will approve the merger within our anticipated time frame, or at all. Shareholders’ meetings to solicit shareholder approval of the merger have been tentatively scheduled for September 21, 2011, but such date may be subject to change.

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

Informal Regulatory Agreements

Effective December 28, 2010, the Bank entered into a memorandum of understanding (“MOU”) with the FDIC and the DFI replacing the previous MOU dated December 18, 2009. The MOU is an informal administrative agreement pursuant to which the Bank has agreed to take various actions and comply with certain requirements to facilitate improvement in its financial condition. In accordance with the MOU, the Bank agreed among other things to (a) develop and implement strategic plans to restore profitability; (b) maintain a Leverage Capital Ratio of not less than 9% and a Total Risk-Based Capital Ratio of not less than 13%; (c) refrain from paying dividends without prior written regulatory approval; (d) eliminate all or half of its assets classified “Loss” or “Doubtful”; (e) reduce the combined total of assets classified “Substandard” or “Doubtful” to not more than 40% of Tier 1 Capital plus the allowance for loan and lease losses (“ALLL”); (f) develop and implement certain specified policies and procedures relating to the asset disposition plan for certain classified assets, loan impairment and note sale transactions; (g) notify the FDIC and the DFI prior to appointing any new director or senior executive officer; (h) implement a program to monitor compliance of the MOU and review and record its review of compliance; (i) refrain from establishing any new offices without prior regulatory approval; and (j) submit written quarterly progress reports to the FDIC and the DFI detailing the form and manner of any actions taken to secure compliance with the MOU and the results thereof.

On December 9, 2009, Center Financial entered into an MOU with the Federal Reserve Bank of San Francisco (the “FRB”) pursuant to which the Company agreed, among other things, to (i) take steps to ensure that the Bank complies with the Bank’s MOU; (ii) implement a capital plan addressing specified items and submit the plan to the FRB for approval; (iii) submit annual cash flow projections to the FRB; (iv) refrain from paying cash dividends, receiving cash dividends from the Bank, increasing or guaranteeing debt, redeeming or repurchasing its stock, or issuing any additional trust preferred securities, without prior FRB approval; and (v) submit written quarterly progress reports to the FRB detailing compliance with the MOU.

The MOUs will remain in effect until modified or terminated by the FRB, the FDIC and the DFI. We do not expect the actions called for by the MOUs to change our business strategy in any material respect, although they may have the effect of limiting or delaying the Bank’s or the Company’s ability or plans to expand. The board of directors and management of the Bank and the Company have taken various actions to comply with the MOUs, and will diligently endeavor to take all actions necessary for compliance. Management believes that the Bank and the Company are currently in substantial compliance with the terms of the MOUs, although formal determinations of compliance with the MOUs can only be made by the regulatory authorities. In this regard, the Bank’s Leverage Capital Ratio and Total Risk-Based Capital ratios as of June 30, 2011 were 13.20% and 20.67%, considerably in excess of the required ratios for the Bank.

EXECUTIVE OVERVIEW

The Company recorded consolidated net income of $4.9 million and $9.8 million and income of $0.10 and $0.21 per diluted common share, respectively, for the three and six months ended June 30, 2011 as compared to consolidated net income of $7.5 million and $10.3 million and income of $0.17 and a loss of $0.66 per diluted common share for the same periods in 2010, respectively. The following were significant highlights related to the results during the three and six months ended June 30, 2011 as compared to the corresponding periods of 2010:

•

The provision for loan losses on non-covered loans was $5.0 million and $11.0 million for the three and six months ended June 30, 2011, respectively, compared to $5.0 million and $12.0 million for the same periods in 2010, respectively. The decrease for the six months period was primarily due to a continued stabilization of risk factors as well as a continued reduction in non-covered loan portfolio.

•

Gain on sale of SBA loans of $1.8 million and $5.7 million was recorded during the three and six months ended June 30, 2011 compared to $1.2 million for the same periods in 2010. The Company sold $60.5 million of SBA loans to secondary market during the six months ended June 30, 2011 compared to sale of $15.3 million for the same period in 2010.

•

Net interest income before provision for loan losses was $17.0 million and $33.8 million for the three and six months ended June 30, 2011 as compared to $17.5 million and $33.9 million for the same periods in 2010, respectively. The average investment portfolio for the three and six months ended June 30, 2011 was $317.9 million and $311.9 million, respectively, compared to $297.3 million and $337.2 million for the same periods in 2010, respectively. The slight decreases in net interest income before provision for loan losses were a result of the decrease in interest expenses to a lesser extent than that of interest income for the three and six months ended June 30, 2011 compared to the same periods in 2010. Most of the decrease in interest expense resulted from rate reductions in time certificates of deposit during the first six months in 2011 compared to the same period in 2010.

•

The income tax provision amounted to $285,000 and $790,000 for the three and six months ended June 30, 2011 representing effective tax rates of 5.5% and 7.5%, respectively, as compared to $3.8 million and $5.2 million with effective tax rates of 33.4% and 33.8%, respectively, for the same periods in 2010. The Company’s net deferred tax assets were $13.9 million, net of a valuation allowance of $7.4 million as of June 30, 2011, and $14.4 million, net of a valuation allowance of $10.7 million as of December 31, 2010, respectively. The reduction in the valuation allowance reduced income tax expense by $1.5 million and $3.0 million for the three and six months ended June 30, 2011 due to the pre-tax profit generated for the six months ended June 30, 2011, which increased the cumulative taxable income available for carry-back for federal income tax purposes.

•

The net interest margin for the three and six months ended June 30, 2011 decreased to 3.21% and 3.19% compared to 3.45% and 3.27% for the same periods in 2010, respectively. Decreases in interest income to a greater extent than decreases in interest expenses resulted in such decreases in net interest margin. Rate decreases in investment portfolio and time certificates of deposits contributed to decreases in interest income and interest expenses, respectively.

•

The Company’s efficiency ratio increased to 55.7% and 54.4%, respectively, for the three and six months ended June 30, 2011 compared to 43.0% and 45.7% for the same periods in 2010, respectively. The increases mainly relate to the decrease in noninterest income and the increase in noninterest expenses while there was no significant change in net interest income. Noninterest income for the 2010 period included $5.9 million of the one time gain relating to the acquisition of Innovative Bank.

•

Return on average assets decreased to 0.86% and 0.86%, respectively, for the three and six months ended June 30, 2011, compared to 1.38% and 0.93% during the same period in 2010, respectively. Return on average equity also decreased to 6.97% and 7.07%, respectively, for the three and six months ended June 30, 2011, compared to 11.43% and 7.88% during the same period in 2010, respectively. The decreases in return on average assets and the return on average equity were due primarily to the reduction in noninterest income due primarily to the gain on business combination and gain on available-for-sale securities incurred in 2010 but not in 2011.

The following are important factors in understanding the Company’s financial condition and liquidity:

•

The Company’s gross non-covered loans, which included loans held for sale, decreased by $72.8 million, or 4.8%, during the six months ended June 30, 2011. Net non-covered loans and loans held for sale decreased by $71.4 million, or 4.8%, to $1.40 billion as of June 30, 2011, as compared to $1.48 billion as of December 31, 2010. The decrease in the non-covered loan portfolio was mainly the result of sale of $60.5 million of guaranteed portion of SBA loans, charge-offs of $14.3 million, and notes sale of $9.7 million exclusive of the portion financed by the Company in commercial loans, coupled with the fact that new loan originations were slow due to continued economic instability during the first six months of 2011.

•

Total non-covered nonperforming loans decreased to $43.3 million as of June 30, 2011 from $45.5 million as of December 31, 2010 and from $67.5 million as of June 30, 2010. The decrease from December 31, 2010 to June 30, 2011 resulted primarily from the decreases in nonperforming real estate loans of $8.8 million, offset by increases in nonperforming SBA loans of $4.0 million and commercial business loans of $1.8 million. In addition, non-covered nonperforming loans of $7.0 million were reclassified as non-covered loans held for sale during the six months ended June 30, 2011.

•

Total deposits increased slightly by $21.0 million or 1.2% to $1.79 billion as of June 30, 2011 compared to $1.77 billion as of December 31, 2010. Noninterest-bearing demand deposits as a percentage of total deposits increased to 25.5% as of June 30, 2011, compared to 22.4% as of December 31, 2010 and 22.1% as of June 30, 2010.

•	The ratio of net covered and non-covered loans to total deposits decreased to 84.0% as of June 30, 2011 as compared to 89.9% as of December 31, 2010.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in the interim consolidated statements of operations, the Company recorded consolidated net income of $4.9 million and $9.8 million during the three and six months ended June 30, 2011, respectively, compared to consolidated net income of $7.5 million and $10.3 million during the same periods in 2010, respectively. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011			2010 8)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield 1)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield 1)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans 2)	$1,502,416	$20,755	5.54%	$1,498,956	$21,359	5.72%
Federal funds sold	1,377	1	0.29	185,860	102	0.22
Investments 3)	317,930	2,109	2.66	297,282	2,855	3.85
Money market funds and interest-earning deposits 4) 5)	304,633	211	0.28	51,534	33	0.26

Total interest-earning assets	2,126,356	23,076	4.35	2,033,632	24,349	4.80

Noninterest-earning assets:
Cash and due from banks	35,636			39,325
Bank premises and equipment, net	12,981			12,845
Customers’ acceptances outstanding	2,032			2,353
Accrued interest receivables	4,734			6,165
Other assets	89,766			84,064

Total noninterest-earning assets	145,149			144,752

Total assets	$2,271,505			$2,178,384

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$540,246	$1,419	1.05%	$475,608	$1,361	1.15%
Savings	89,222	548	2.46	92,390	619	2.69
Time certificates of deposit over $100,000	424,761	1,240	1.17	499,851	1,816	1.46
Other time certificates of deposit	305,345	1,087	1.43	265,746	1,264	1.91

	1,359,574	4,294	1.27	1,333,595	5,060	1.52
Other borrowed funds	160,201	1,648	4.13	167,541	1,671	4.00
Long-term subordinated debentures	18,557	142	3.07	18,557	143	3.09

Total interest-bearing liabilities	1,538,332	6,084	1.59	1,519,693	6,874	1.81

Noninterest-bearing liabilities:
Demand deposits	434,702			379,059

Total funding liabilities	1,973,034		1.24%	1,898,752		1.45%

Other liabilities	16,792			18,488

Total noninterest-bearing liabilities	451,494			397,547
Shareholders’ equity	281,679			261,144

Total liabilities and shareholders’ equity	$2,271,505			$2,178,384

Net interest income		$16,992			$17,475

Cost of deposits			0.96%			1.19%

Net interest spread 6)			2.77%			2.99%

Net interest margin 7)			3.21%			3.45%

1)	Average rates/yields for these periods have been annualized.
2)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees (costs) included in interest income were approximately ($8,000) and ($159,000) for the three and six months ended June 30, 2011, respectively, as compared to $61,000 and $132,000 for the same periods in 2010, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

3)	Investments include securities available for sale, securities held to maturity, FHLB and FRB stock.
4)	Money market funds and interest-earning deposits include FHLB, FRB, money market funds and interest-bearing deposits in other banks.
5)

Interest income on a tax equivalent basis for tax-advantaged investments is not included in the computation of yields. There was no such income for the three and six months ended June 30, 2011 and 2010, respectively.

6)	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
7)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets as adjusted for tax equivalent basis for any tax advantaged income.
8)	The 2010 information has been revised to include the cash balances of Federal Reserve deposits and related interest income consistent with the 2011 presentation.

	Six Months Ended June 30,
	2011			2010 8)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield 1)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield 1)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans 2)	$1,529,311	$41,916	5.53%	$1,508,357	$41,957	5.61%
Federal funds sold	36,818	43	0.24	191,185	162	0.17
Investments 3)	311,893	3,891	2.52	337,245	5,792	3.46
Money market funds and interest-earning deposits 4)5)	258,694	305	0.24	52,178	70	0.27

Total interest-earning assets	2,136,716	46,155	4.36	2,088,965	47,981	4.63

Noninterest-earning assets:
Cash and due from banks	36,057			39,397
Bank premises and equipment, net	13,206			13,066
Customers’ acceptances outstanding	2,085			2,423
Accrued interest receivables	4,839			6,293
Other assets	91,337			83,829

Total noninterest-earning assets	147,524			145,008

Total assets	$2,284,240			$2,233,973

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$532,933	$2,844	1.08%	$516,774	$2,664	1.04%
Savings	88,510	1,107	2.52	90,527	1,230	2.74
Time certificates of deposit over $100,000	443,049	2,658	1.21	511,735	4,173	1.64
Other time certificates of deposit	315,191	2,319	1.48	279,801	2,454	1.77

	1,379,683	8,928	1.30	1,398,837	10,521	1.52
Other borrowed funds	172,487	3,190	3.73	160,133	3,274	4.12
Long-term subordinated debentures	18,557	284	3.09	18,557	283	3.08

Total interest-bearing liabilities	1,570,727	12,402	1.59	1,577,527	14,078	1.80

Noninterest-bearing liabilities:
Demand deposits	415,583			374,997

Total funding liabilities	1,986,310		1.26%	1,952,524		1.45%

Other liabilities	18,969			20,838

Total noninterest-bearing liabilities	434,552			395,835
Shareholders’ equity	278,961			260,611

Total liabilities and shareholders’ equity	$2,284,240			$2,233,973

Net interest income		$33,753			$33,903

Cost of deposits			1.00%			1.20%

Net interest spread 6)			2.76%			2.83%

Net interest margin 7)			3.19%			3.27%

1)	Average rates/yields for these periods have been annualized.
2)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees (costs) included in interest income were approximately ($8,000) and ($159,000) for the three and six months ended June 30, 2011, respectively, as compared to $61,000 and $132,000 for the same periods in 2010, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

3)	Investments include securities available for sale, securities held to maturity, FHLB and FRB stock.
4)	Money market funds and interest-earning deposits include FHLB, FRB, money market funds and interest-bearing deposits in other banks.
5)

Interest income on a tax equivalent basis for tax-advantaged investments is not included in the computation of yields. There was no such income for the three and six months ended June 30, 2011 and 2010, respectively.

6)	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
7)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets as adjusted for tax equivalent basis for any tax advantaged income.
8)	The 2010 information has been revised to include the cash balances of Federal Reserve deposits and related interest income consistent with the 2011 presentation.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume) and (ii) changes in interest rates (rate):

	Three Months Ended June 30, 2011 vs. 2010 Increase (Decrease) Due to Change In			Six Months Ended June 30, 2011 vs. 2010 Increase (Decrease) Due to Change In
	Volume	Rate 1)	Total	Volume	Rate 1)	Total
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Loans 2)	$50	$(654)	$(604)	$579	$(620)	$(41)
Federal funds sold	(126)	25	(101)	(164)	45	(119)
Investments 3)	187	(933)	(746)	(397)	(1,504)	(1,901)
Money market funds and interest-earning deposits	175	3	178	244	(9)	235

Total earning assets	286	(1,559)	(1,273)	262	(2,088)	(1,826)

Interest expense:
Money market and super NOW accounts	176	(118)	58	84	96	180
Savings deposits	(20)	(51)	(71)	(27)	(96)	(123)
Time certificates of deposit	(79)	(674)	(753)	(222)	(1,428)	(1,650)
Other borrowings	(75)	52	(23)	241	(325)	(84)
Long-term subordinated debentures	—	(1)	(1)	—	1	1

Total interest-bearing liabilities	2	(792)	(790)	76	(1,752)	(1,676)

Net interest income before provision for loan losses	$284	$(767)	$(483)	$186	$(336)	$(150)

1)	Average rates/yields for these periods have been annualized.
2)

Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees (costs) included in interest income were approximately ($8,000) and ($159,000) for the three and six months ended June 30, 2011, respectively, as compared to $61,000 and $132,000 for the same periods in 2010, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

3)

Interest income on a tax equivalent basis for tax-advantaged investments is not included in the computation of yields. Such income amounted to $0 for the three and six months ended June 30, 2011 and 2010, respectively.

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

Total interest and dividend income for the three and six months ended June 30, 2011 was $23.1 million and $46.2 million, respectively, compared to $24.3 million and $48.0 million for the same periods in 2010. The decrease was due primarily to the reduction in the volume and interest rates of investment portfolio. Average yield on earning assets decreased to 4.35% and 4.36% for the three and six months ended June 30, 2011 from 4.80% and 4.63% for the same periods in 2010, respectively. In addition, interest income on non-accrual loans amounting to approximately $163,000 and $349,000 was not recognized during the three and six months ended June 30, 2011, compared to $0.9 million and $1.3 million for the same periods in 2010, respectively.

Total interest expense for the three and six months ended June 30, 2011 decreased to $6.1 million and $12.4 million, respectively, compared to $6.9 million and $14.1 million during the same periods in 2010, respectively. The decreases were due primarily to the decrease in interest rate for time certificates of deposit during the past year. Average deposit cost decreased to 1.27% and 1.30% for the three and six months ended June 30, 2011 compared to 1.52% and 1.52% during the same periods in 2010, respectively. Average interest bearing liabilities decreased to $1.57 billion for the six months ended June 30, 2011 compared to $1.58 billion for the same period in 2010 and average noninterest-bearing demand deposits increased to $415.6 million for the six months ended June 30, 2011 compared to $375.0 million for the same period in 2010.

As a result, net interest income before provision for loan losses was $17.0 million and $33.8 million for three and six months ended June 30, 2011, respectively, compared to $17.5 million and $33.9 million for the same periods in 2010, respectively. In addition, the net interest margin for the three and six months ended June 30, 2011 decreased to 3.21% and 3.19%, respectively, from 3.45% and 3.27%, respectively, for the same periods in 2010 primarily due to decreases in interest income to a greater extent than decreases in interest expenses. Annualized average yield of investments decreased to 2.66% and 2.52%, respectively, for the three and six months ended June 30, 2011 from 3.85% and 3.46%, respectively, during the same periods in 2010. Annualized average rate for time certificates of deposit over $100,000 decreased to 1.17% and 1.21%, respectively, for the three and six months ended June 30, 2011 from 1.46% and 1.64%, respectively, during the same periods in 2010. Management historically evaluated and reported net interest margin excluding the cash balances of Federal Reserve deposits as they believed it to be a more meaningful measurement of trends in the loan and investment yields in relation to costs of deposits and borrowings. The reported net interest margin, which now includes the impact of these deposit balances and related income, is heavily affected this year by the higher balances of Federal Reserve deposits, which earn a nominal interest rate. Excluding the impact of Federal Reserve deposits from the calculation, net interest margin for the three and six months ended June 2011 were 3.69% and 3.59%.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan losses through charges to earnings, which are reflected in the interim consolidated statements of operations as the provision for loan losses. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that in management’s judgment is adequate to absorb losses inherent in the Company’s loan portfolio.

The provision for loan losses on non-covered loans was $5.0 million and $11.0 million for the three and six months ended June 30, 2011 compared to $5.0 million and $12.0 million for the same periods in 2010. The decrease for the six months period was primarily due to a stabilization of risk factors as indicated by the decreases in nonperforming loans. Management believes that the $11.0 million loan loss provision for non-covered loans was adequate for the six months ended June 30, 2011 and that the allowance for loans losses of $49.6 million (excluding $1.0 million for covered loans) as of June 30, 2011 is adequate to absorb losses inherent in the Company’s loan portfolio.

While management believes that the allowance for loan losses, representing 3.41% of total non-covered loans as of June 30, 2011 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimated, inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses on non-coverd loans.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	Three Months Ended June 30,
	2011		2010
		Percent		Percent	Increase (Decrease)
	Amount	of Total	Amount	of Total	Amount	Percentage
	(Dollars in thousands)
Customer service fees	$1,782	29.8%	$2,086	18.9%	$(304)	(14.6)%
Fee income from trade finance transactions	685	11.5	720	6.5	(35)	(4.9)
Wire transfer fees	344	5.8	331	3.0	13	3.9
Gain on business acquisition	—	—	5,900	53.4	(5,900)	(100.0)
Net gain on sale of loans	1,800	30.2	1,203	10.9	597	49.6
Loan service fees	708	11.9	427	3.9	281	65.8
Increase in FDIC loss share receivable	114	1.9	—	—	114	100.0
Other income	532	8.9	391	3.4	141	36.1

Total noninterest income	$5,965	100.0	$11,058	100.0	$(5,093)	(46.1)

As a percentage of average earning assets		1.13%		2.24%

	Six Months Ended June 30,
	2011		2010
		Percent		Percent	Increase (Decrease)
	Amount	of Total	Amount	of Total	Amount	Percentage
	(Dollars in thousands)
Customer service fees	$3,582	26.4%	$4,117	24.6%	$(535)	(13.0)%
Fee income from trade finance transactions	1,301	9.6	1,378	8.2	(77)	(5.6)
Wire transfer fees	657	4.8	612	3.7	45	7.4
Gain on business acquisition	—	—	5,900	35.2	(5,900)	(100.0)
Net gain on sale of loans	5,552	40.9	1,203	7.2	4,349	361.5
Net gain on sale of securities available for sale	—	—	2,209	13.2	(2,209)	(100.0)
Loan service fees	1,370	10.1	587	3.5	783	133.4
Increase in FDIC loss share receivable	163	1.2	—	—	163	100.0
Other income	948	7.0	741	4.4	207	27.9

Total noninterest income	$13,573	100.0	$16,747	100.0	$(3,174)	(19.0)

As a percentage of average earning assets		1.28%		1.66%

The decrease in noninterest income for the three and six months ended June 30, 2011 compared to the same periods in 2010 was primarily due to the gain on business combination and gain on sale of securities available for sale incurred in 2010 but not in 2011, offset by the increase in gain on sale of SBA loans in 2011. The decrease in customer service fees was due primarily to a decrease in overdraft fee charges for ATM and one-time debit card transactions. The Company sold $60.5 million of SBA loans to the secondary market, realizing gains of $5.7 million during the six months ended June 30, 2011 compared to the sale of $15.3 million with gains of $1.2 million during the same period in 2010. The increase in loan service fees was a result of increasing SBA loans sold in 2011 compared to 2010. The Company was servicing $308.6 million of sold SBA loans as of June 30, 2011 compared to $119.7 million as of June 30, 2010.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,
	2011		2010
		Percent		Percent	Increase (Decrease)
	Amount	of Total	Amount	of Total	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,327	41.7%	$4,647	37.9%	$680	14.6%
Occupancy	1,389	10.9	1,437	11.7	(48)	(3.3)
Furniture, fixtures, and equipment	519	4.1	640	5.2	(121)	(18.9)
Data processing	654	5.1	654	5.3	—	—
Legal fees	305	2.4	279	2.3	26	9.3
Accounting and other professional fees	340	2.7	546	4.4	(206)	(37.7)
Business promotion and advertising	382	3.0	415	3.4	(33)	(8.0)
Supplies and communication	337	2.6	396	3.2	(59)	(14.9)
Security service	309	2.4	285	2.3	24	8.4
Regulatory assessment	998	7.8	1,037	8.4	(39)	(3.8)
Merger related expenses	200	1.6	129	1.1	71	55.0
Net OREO related expenses	638	5.0	400	3.3	238	59.5
Other operating expenses	1,379	10.7	1,408	11.5	(29)	(2.1)

Total noninterest expense	$12,777	100.0	$12,273	100.0	$504	4.1

As a percentage of average earning assets	2.41%		2.48%
Efficiency ratio	55.66		43.01

	Six Months Ended June 30,
	2011		2010
		Percent		Percent	Increase (Decrease)
	Amount	of Total	Amount	of Total	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$10,440	40.5%	$8,987	38.8%	$1,453	16.2%
Occupancy	2,734	10.6	2,632	11.4	102	3.9
Furniture, fixtures, and equipment	1,122	4.4	1,147	5.0	(25)	(2.2)
Data processing	1,323	5.1	1,118	4.8	205	18.3
Legal fees	702	2.7	585	2.5	117	20.0
Accounting and other professional fees	912	3.5	861	3.7	51	5.9
Business promotion and advertising	736	2.9	672	2.9	64	9.5
Supplies and communication	685	2.7	660	2.9	25	3.8
Security service	602	2.3	520	2.2	82	15.8
Regulatory assessment	2,051	8.0	2,023	8.7	28	1.4
Merger related expenses	637	2.5	129	0.6	508	393.8
Net OREO related expenses	1,112	4.3	1,359	5.9	(247)	(18.2)
Other operating expenses	2,700	10.5	2,443	10.6	257	10.5

Total noninterest expense	$25,756	100.0	$23,136	100.0	$2,620	11.3

As a percentage of average earning assets	2.43%		2.29%
Efficiency ratio	54.42		45.68

For the three and six months ended June 30, 2011, the increase in noninterest expense was due primarily to increases in salaries and employee benefits and merger related expenses compared to the same periods in 2010. The Company’s noninterest expenses increased in general due to the acquisition of Innovative Bank during the second quarter of 2010. In particular, the increases in salaries and employee benefits, occupancy expenses, data processing and regulatory assessment fees were directly related to the acquisition. Certain professional fees were incurred in relation to potential merger with Nara Bancorp as discussed above. As the volume of OREO decreased over the past year, OREO related expenses declined.

Noninterest expense as a percentage of average earning assets remained at a similar level at 2.41% and 2.43%, respectively, for the three and six months ended June 30, 2011 compared to 2.48% and 2.29%, respectively, for the same periods in 2010.

The Company’s efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income and noninterest income, increased to 55.66% and 54.42% for the three and six months ended June 30, 2011, respectively, compared to 43.01% and 45.68% for the same periods in 2010, respectively. The increases relate mainly to the decreases in noninterest income and the increases in noninterest expenses while there was no significant change in net interest income.

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

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns. The Company’s net deferred tax asset was $13.9 million as of June 30, 2011 compared to $14.4 million as of December 31, 2010. As of June 30, 2011, the Company’s deferred tax assets were primarily due to the tax basis differences related the allowance for loan losses which was partially offset by a basis difference of the acquired assets and liabilities.

As of June 30, 2011, the Company maintained a valuation reserve of $7.4 million against its deferred tax assets. This was a $3.2 million decline from the valuation reserve balance as of December 31, 2010. This reduction in the valuation reserve reduced income tax expense by $1.5 million and $3.0 million for the three and six months ended June 30, 2011. The reduction in 2011 is primarily due to the pre-tax profit generated for the six months ended June 30, 2011, which increased the cumulative taxable income available for carry-back for federal income tax purpose.

The income tax provision amounted to $285,000 and $790,000 for the three and six months ended June 30, 2011 representing effective tax rates of 5.5% and 7.5%, respectively, compared to income tax provision of $3.8 million and $5.2 million for the same periods in 2010 representing effective tax rates of 33.4% and 33.8%, respectively. The primary reasons for the difference from the federal statutory tax rate of 35% are the reduction in the valuation reserve for deferred tax assets as discussed above, inclusion of state taxes and reductions related to tax favored investments in low-income housing, dividend exclusions, treatment of share-based payments amortization, an increase in cash surrender value of bank owned life insurance, California enterprise zone interest deductions and hiring credits, and nondeductible merger costs. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $706,000 for the six months ended June 30, 2011 as compared to $755,000 for the same period in 2010.

It is management’s policy to separately disclose any penalties or interest arising from the application of federal or state income taxes. There were no penalties or interest assessed for the six months ended June 30, 2011.

The Internal Revenue Service (the “IRS”) and the Franchise Tax Board (the “FTB”) have examined the Company’s consolidated federal income tax returns for tax years up to and including 2007. As of June 30, 2011, the Company was under examination by the FTB for the 2005-2007 tax years and there is no open examination by the IRS. The Company does not anticipate any other material changes as a result of the FTB examination. In addition, the Company does not have any unrecognized tax benefits subject to significant increase or decrease as a result of uncertainty.

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

Short-term Investments

The Company invests its excess available funds from daily operations in overnight Federal Funds. Over the last few years, the core principles of cash management have been greatly affected by the current rate and regulatory environment and the need to preserve capital. Balances held at the Federal Reserve Bank (“FRB”) are given a preferential risk rating when computing regulatory risk based capital ratios. The risk rating is lower than either federal funds or other correspondent bank balances. FRB began paying interest on excess deposits in 2008 and currently is paying interest rate on reserves similar to the federal funds rate. Therefore, it became a prudent capital preservation strategy to keep excess liquidity on deposit at the FRB.

Investment Portfolio

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	As of June 30, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
		(Dollars in thousands)
Available for Sale:
U.S. Treasury	$300	$—	$—	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	37,944	153	(38)	38,059
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	162,729	5,279	(22)	167,986
Corporate trust preferred security	2,745	—	(1,989)	756
Mutual funds backed by adjustable rate mortgages	5,000	125	—	5,125
Collateralized mortgage obligations	91,427	1,462	(57)	92,832

Total securities available for sale	$300,145	$7,019	$(2,106)	$305,058

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$300	$—	$—	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	58,994	94	(481)	58,607
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	154,149	3,549	(599)	157,099
Corporate trust preferred security	2,738	—	(1,979)	759
Mutual funds backed by adjustable rate mortgages	5,000	73	—	5,073
Collateralized mortgage obligations	67,063	816	(166)	67,713

Total securities available for sale	$288,244	$4,532	$(3,225)	$289,551

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

As of June 30, 2011, securities available for sale totaled $305.1 million, compared to $289.6 million as of December 31, 2010. Securities available for sale as a percentage of total assets increased to 13.4% as of June 30, 2011 compared to 12.8% as of December 31, 2010.

Available-for-sale securities represented 100.0% of the investment portfolio as of June 30, 2011 and December 31, 2010. For the three and six months ended June 30, 2011, the yields on the average investment portfolio were 2.66% and 2.52%, respectively, as compared to 3.85% and 3.46% for the same periods in 2010, respectively. Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available-for-sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

The following table summarizes, as of June 30, 2011, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

			After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Within one Year
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Treasury	$300	0.05%	$—	—%	$—	—%	$—	—%	$300	0.05%
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	—	—	38,059	1.41	—	—	—	—	38,059	1.41
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	—	—	1,190	4.54	68,156	2.93	98,640	3.42	167,986	3.23
Corporate trust preferred security	—	—	—	—	—	—	756	11.80	756	11.80
Mutual funds backed by adjustable rate mortgages	5,125	3.24	—	—	—	—	—	—	5,125	3.24
Collateralized mortgage obligations	—	—	1,030	2.55	21,237	2.31	70,565	2.79	92,832	2.68

Total available for sale	$5,425	3.06	$40,279	1.53	$89,393	2.78	$169,961	3.20	$305,058	2.85

The following tables show the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(Dollars in thousands)
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	$9,967	$(38)	$—	$—	$9,967	$(38)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	7,173	(22)	—	—	7,173	(22)
Corporate trust preferred security	—	—	756	(1,989)	756	(1,989)
Collateralized mortgage obligations	8,956	(39)	2,411	(18)	11,367	(57)

Total	$26,096	$(99)	3,167	(2,007)	$29,263	$(2,106)

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental agencies and U.S. Government sponsored enterprise securities	$33,486	$(481)	$—	$—	$33,486	$(481)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	27,084	(599)	—	—	27,084	(599)
Corporate trust preferred security	—	—	759	(1,979)	759	(1,979)
Collateralized mortgage obligations	20,369	(166)	—	—	20,369	(166)

Total	$80,939	$(1,246)	$759	$(1,979)	$81,698	$(3,225)

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

As of June 30, 2011, the Company had a total fair value of $29.3 million of securities with unrealized losses of $2.1 million. We believe these unrealized losses are due to a temporary condition, primarily changes in interest rates, and do not reflect a deterioration of credit quality of the issuers. The market value of securities that have been in a continuous loss position for 12 months or more as of June 30, 2011 was $3.2 million with unrealized losses of $2.0 million.

All individual securities that have been in a continuous unrealized loss position as of June 30, 2011 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of June 30, 2011. These securities have decreased in value since their purchase dates as market interest rates have changed. However, the Company has the ability, and management intends, to hold these securities until their fair values recover to cost.

The Company owns one collateralized debt obligation (“CDO”) security that is backed by trust preferred securities (“TRUPS”) issued by banks and thrifts. As of June 30, 2011, the fair value of the security was $0.8 million due to the decline in the fair value which is considered temporary.

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

In order to determine the fair value of the CDO TRUPS security, the Company uses Level 3 fair value measurement. The fair value of the CDO TRUPS security has traditionally been based on the average of at least two quoted market prices obtained from independent brokers. However, as a result of the recent global financial crisis and resulting illiquidity in the U.S. markets, the market for these securities became inactive in 2008 and activity in this market has not yet resumed. The current broker price for the CDO TRUPS securities is based on forced liquidation or distressed sale values in very inactive markets that may not be representative of the economic value of these securities. As such, the fair value of the CDO TRUPS security has been below cost since the advent of the financial crisis. Additionally, most, if not all, of these broker quotes are nonbinding.

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

Moody’s approach to valuing CDO TRUPS includes asset and liability analyses to arrive at an Estimated Fundamental Value (“EFV”), then applies a liquidity spread to discount the EFV to the value that would be received in an orderly liquidation.

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

•

Liquidity discount factor: A regression model is run based on historical data to determine an appropriate spread for the security in a liquid market. Using that liquid market spread plus current market interest rates, the EFV cash flows are discounted to arrive an orderly liquid exit value

The Company considers numerous factors to determine any OTTI for the CDO TRUPS security including review of trustee reports, monitoring of “break in yield” tests, analysis of current defaults and deferrals and the expectation for future defaults and deferrals. The Company reviews the key financial characteristics for individual issuers (commercial banks or thrifts) in the CDO TRUPS security and considers capital ratios, leverage ratios, nonperforming loan and nonperforming asset ratios, in addition to the credit ratings. The credit ratings of the Company’s CDO TRUPS security were “Ca” (Moody’s) and “C” (Fitch) as of June 30, 2011 and December 31, 2010.

The Company uses cash flow projections for the purpose of assessing OTTI on the CDO TRUPS security which incorporates certain credit events in the underlying collaterals and prepayment assumptions. The projected issuer default rates are assumed at a rate equivalent to 150 basis points applied annually and have a 0% recovery factor after the initial default date. The principal is assumed to be prepaying at 1% annually and at 100% at maturity.

Based on the results from the cash flow model, the CDO TRUPS security did not experience an adverse change in its cash flow status. As such, based on all of these factors, the Company determined that there was no OTTI adjustment required as of June 30, 2011. The risk of future OTTI will be highly dependent upon the performance of the underlying issuers. The Company does not have the intention to sell and does not believe it will be required to sell the CDO TRUPS security before maturity.

Non-covered Loan Portfolio

The following table sets forth the composition of the Company’s non-covered loan portfolio, segregated by class of loans, as of the dates indicated:

	June 30, 2011		December 31, 2010
	Amount	Percent of Total	Amount	Percent of Total
		(Dollars in thousands)
Real Estate:
Construction	$9,525	0.7%	$14,803	1.0%
Commercial	895,662	61.5	914,003	59.8
Commercial:
Commercial	272,643	18.6	315,285	20.5
Trade Finance	65,476	4.5	71,174	4.7
SBA 1)	104,272	7.2	101,683	6.7
Others:
Consumer	67,813	4.7	71,279	4.7
Other 2)	40,032	2.8	40,039	2.6

Total Non-covered Loans 3)	1,455,423	100.0	1,528,266	100.0

Less:
Allowance for loan losses	49,590		52,047
Net deferred loan fees 4)	(629)		(523)
Discount on SBA loans retained	1,946		862

Net Non-covered Loans and Loans Held for Sale	$1,404,516		$1,475,880

1)	Includes non-covered SBA loans held for sale of $58.8 million and $46.4 million, at the lower of cost or fair value, as of June 30, 2011 and December 31, 2010, respectively.
2)	Consists of term fed funds sold for maturity of greater than 1 day, transactions in process and overdrafts.
3)

Real estate commercial loans are loans secured by deeds of trust on real estate. Balance includes non-covered loans held for sale $58.8 million and $60.2 million, at the lower of cost or fair value, as of June 30, 2011 and December 31, 2010, respectively.

4)	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.

The Company’s total non-covered loans, which included loans held for sale, decreased by $72.8 million, or 4.8%, during the six months ended June 30, 2011. Net non-covered loans and loans held for sale decreased by $71.4 million, or 4.8%, to $1.40 billion as of June 30, 2011, as compared to $1.48 billion as of December 31, 2010. The decrease in the loan portfolio was mainly the result of sale of $60.5 million of guaranteed portion of SBA loans, charge-offs of $14.3 million, and notes sale of $9.7 million exclusive of the portion financed by the Company in commercial loans, coupled with the fact that new loan originations were slow due to continued economic instability during the first six months of 2011. Net non-covered loans and loans held for sale as of June 30, 2011 represented 61.9% of total assets, compared to 65.0% as of December 31, 2010.

The Company’s SBA portfolio increased to $104.3 million as of June 30, 2011 compared to $101.7 million as of December 31, 2010. During the six months ended June 30, 2011, the Company sold $60.5 million of SBA loans to the secondary market compared to $15.3 million for the same period in 2010. As of June 30, 2011, the Company was servicing $308.6 million of sold SBA loans, compared to $270.0 million and $119.7 million as of December 31, 2010 and June 30, 2010, respectively.

Other loans mainly consist of term fed funds sold and virtually did not change during the past year. It is currently management’s intention to reduce the concentration of real estate loans in the loan portfolio. The Company has determined it has no reportable foreign credit risk.

Covered Loan Portfolio

Total covered loans, inclusive of fair value adjustment, were $102.6 million and $117.3 million as of June 30, 2011 and December 31, 2010, respectively. The following table presents the concentration of the covered loans, segregated by class of loans, as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$—	—%	$—	—%
Commercial - Real Estate	66,124	52.0	74,193	50.3
Commercial:
Commercial - Business	16,382	12.9	20,277	13.7
Trade Finance	—	—	—	—
SBA	44,048	34.7	52,681	35.7
Others:
Consumer	486	0.4	486	0.3

Gross Covered Loans	127,040	100.0	147,637	100.0

Covered loans discount	(24,433)		(30,344)

Total Covered Loans	102,607		117,293
Less:
Allowance for loan losses	1,010		1,010

Net Covered Loans	$101,597		$116,283

The covered loans are subject to a loss sharing agreement with the FDIC. Under the terms of the loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries. New loans made after acquisition date are not covered by the loss sharing agreement.

Non-covered Nonperforming Assets

Nonperforming assets are defined as loans on non-accrual status, loans 90 days or more past due but not on non-accrual status, restructured loans, and Other Real Estate Owned (“OREO”). Management generally places loans on non-accrual status when they become 90 days past due, unless they are both fully secured and in process of collection. OREO consists of real property acquired through foreclosure or similar means that management intends to offer for sale. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms, where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full. Troubled Debt Restructurings (“TDRs”) are considered non-performing assets for regulatory purposes even though they are fully performing and not on non-accrual status, and they are required to be disclosed in the following table. Performing TDRs which are not on non-accrual status are not considered non-covered nonperforming assets for purposes of computing the ratio of nonperforming assets as a percentage of total non-covered loans and OREO.

As of June 30, 2011, the Company held TDRs of $31.4 million as compared to $39.1 million as of December 31, 2010. A TDR is a debt restructuring in which a bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs may include, but are not necessarily limited to:

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

All TDRs as of June 30, 2011 are impaired, and $12.3 million were on non-accrual status and are included in the table below by the appropriate category. The remaining $19.1 million of the Company’s TDRs meet the conditions that qualify these loans as performing as of June 30, 2011.

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

The following table provides information with respect to the components of the Company’s non-covered nonperforming assets as of the dates indicated:

	June 30, 2011	December 31, 2010	June 30, 2010
	(Dollars in thousands)
Non-covered nonperforming loans:
Real estate:
Construction	$1,269	$6,108	$4,540
Commercial - Real Estate	25,182	29,167	51,057
Commercial
Commercial - Business	7,504	5,696	7,445
Trade Finance	355	—	1,196
SBA	7,885	3,896	2,972
Other
Consumer	1,096	651	281
Other	—	—	—

Total non-covered nonperforming loans	43,291	45,518	67,491
Guaranteed portion of nonperforming loans	7,247	3,293	3,250

Total non-covered nonperforming loans, net of SBA guarantees	36,044	42,225	64,241
Non-covered OREO	133	937	2,778

Total non-covered nonperforming assets, net of SBA guarantees	$36,177	$43,162	$67,019

Performing TDR’s not included above	$19,090	$21,377	$17,709

Nonperforming loans, net of SBA guarantees as a percent of total non-covered loans	2.48%	2.76%	4.36%
Nonperforming assets, net of SBA guarantees as a percent of non-covered loans and OREO	2.49%	2.82%	4.54%
Allowance for loan losses to non-covered nonperforming loans, net of SBA guarantees	137.6%	123.3%	91.0%

Total non-covered nonperforming loans decreased to $43.3 million as of June 30, 2011 from $45.5 million as of December 31, 2010 and from $67.5 million as of June 30, 2010. The decrease from December 31, 2010 to June 30, 2011 primarily resulted from decreases in nonperforming real estate loans of $8.8 million, offset by to increases in nonperforming SBA loans of $4.0 million and commercial business loans of $1.8 million. In addition, non-covered nonperforming loans of $7.0 million were reclassified as non-covered loans held for sale during the six months ended June 30, 2011.

Total non-covered nonperforming assets, net of SBA guarantees were $36.2 million, representing 2.49% of total non-covered loans and OREO as of June 30, 2011 compared to $43.2 million, representing 2.82% of total non-covered loans and OREO as of December 31, 2010. Total non-covered nonperforming loans, net of SBA guarantees, decreased to $36.0 million as of June 30, 2011 from $42.2 million as of December 31, 2010.

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

The following table provides information on non-covered impaired loans:

				For the Six Months Ended June 30, 2011		For the Three Months Ended June 30, 2011
	Recorded Investment 1)	Unpaid Principal Balance 2)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Real Estate
Construction	$1,268	$1,270	$—	$1,349	$—	$423	$—
Commercial - Real Estate	27,427	27,314	—	35,557	282	29,248	226
Commercial
Commercial - Business	3,308	3,288	—	7,848	197	6,203	165
Trade Finance	—	—	—	433	—	333	—
SBA	1,444	1,437	—	1,169	32	1,495	14
Others
Consumer	641	641	—	643	9	642	8
Other	—	—	—	—	—	—	—

Total	$34,088	$33,950	$—	$49,999	$520	$38,344	$413

With an allowance recorded:
Real Estate
Construction	$—	$—	$—	$2,694	$—	$1,738	$—
Commercial - Real Estate	30,638	30,475	6,126	21,192	314	24,116	220
Commercial
Commercial - Business	18,042	17,934	9,481	18,348	291	20,421	113
Trade Finance	1,252	1,228	486	933	37	751	36
SBA	163	181	87	479	12	89	12
Others
Consumer	814	814	328	814	6	814	5
Other	—	—	—	—	—	—	—

Total	$50,909	$50,632	$16,508	$44,460	$660	$47,929	$386

Total
Real Estate
Construction	$1,268	$1,270	$—	$4,043	$—	$2,161	$—
Commercial - Real Estate	58,065	57,789	6,126	56,749	596	53,364	446
Commercial
Commercial - Business	21,350	21,222	9,481	26,196	488	26,624	278
Trade Finance	1,252	1,228	486	1,366	37	1,084	36
SBA	1,607	1,618	87	1,648	44	1,584	26
Others
Consumer	1,455	1,455	328	1,457	15	1,456	13
Other	—	—	—	—	—	—	—

Total	$84,997	$84,582	$16,508	$91,459	$1,180	$86,273	$799

1)	Includes unpaid principal balance plus any accrued interest, net deferred fees.
2)	The unpaid principal balance is presented net of charge-offs and recoveries.

				For the Twelve Months Ended December 31, 2010
	Recorded Investment 1)	Unpaid Principal Balance 2)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Real Estate
Construction	$3,514	$3,501	$—	$2,841	$20
Commercial - Real Estate	45,251	45,042	—	53,451	798
Commercial
Commercial - Business	10,277	10,216	—	8,746	277
Trade Finance	—	—	—	80	4
SBA	490	488	—	383	41
Others
Consumer	646	646	—	538	21
Other	—	—	—	—	—

Total	$60,178	$59,893	$—	$66,039	$1,161

With an allowance recorded:
Real Estate
Construction	$2,606	$2,607	$223	$3,289	$—
Commercial - Real Estate	18,263	18,137	2,126	26,981	659
Commercial
Commercial - Business	13,758	13,649	8,022	6,111	165
Trade Finance	1,219	1,199	633	915	53
SBA	1,275	1,278	310	710	57
Others
Consumer	817	814	329	637	20
Other	—	—	—	—	—

Total	$37,938	$37,684	$11,643	$38,643	$954

Total
Real Estate
Construction	$6,120	$6,108	$223	$6,130	$20
Commercial - Real Estate	63,514	63,179	2,126	80,432	1,457
Commercial
Commercial - Business	24,035	23,865	8,022	14,857	442
Trade Finance	1,219	1,199	633	995	57
SBA	1,765	1,766	310	1,093	98
Others
Consumer	1,463	1,460	329	1,175	41
Other	—	—	—	—	—

Total	$98,116	$97,577	$11,643	$104,682	$2,115

1)	Includes unpaid principal balance plus any accrued interest, net deferred fees.
2)	The unpaid principal balance is presented net of charge-offs and recoveries.

During the first six months of 2011, non-covered impaired loans decreased due primarily to charge-offs, reclassification to non-impaired status, and notes sale. As of June 30, 2011, specific reserves of $16.5 million represented 19.5% of the impaired loans as compared to 11.9% as of December 31, 2010.

Covered Nonperforming Assets

Covered nonperforming assets totaled $10.0 million and $16.5 million as of June 30, 2011 and December 31, 2010, respectively. These covered nonperforming assets are subject to loss sharing agreement with the FDIC. The covered nonperforming assets as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Covered loans on non-accrual status	$8,898	$15,021
Covered other real estate owned	1,132	1,459

Total covered nonperforming assets	$10,030	$16,480

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

The following table sets forth the composition of the allowance for loan losses on non-covered loans as of June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Specific (Impaired loans)	$16,508	$11,643
Formula (non-homogeneous)	32,406	39,939
Homogeneous	676	465

Total allowance for loan losses	$49,590	$52,047

The table below summarizes the activity in the Company’s allowance for loan losses on non-covered loans for the periods indicated:

	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Six Months Ended June 30, 2010
	(Dollars in thousands)
Balances
Average total non-covered loans outstanding during the period 1)	$1,470,025	$1,493,526	$1,517,404

Total non-covered loans outstanding at end of period 1)	$1,454,106	$1,527,928	$1,473,646

Allowance for Loan Losses on Non-covered Loans:
Balance at beginning of period	$52,047	$58,543	$58,543
Charge-offs:
Construction	1,932	947	—
Commercial - Real Estate	6,350	20,296	10,040
Commercial - Business	4,545	8,114	3,747
Trade Finance	444	1,448	251
SBA	534	1,075	872
Consumer	488	767	238
Other	—	—	—

Total charge-offs	14,293	32,647	15,148
Recoveries
Construction	366	561	43
Commercial - Real Estate	195	1,357	62
Commercial - Business	126	2,890	2,789
Trade Finance	—	—	—
SBA	25	189	80
Consumer	124	154	66
Other	—	—	—

Total recoveries	836	5,151	3,040

Net loan charge-offs	13,457	27,496	12,108
Provision for loan losses	11,000	21,000	12,000

Balance at end of period	$49,590	$52,047	$58,435

Ratios:
Net loan charge-offs to average total non-covered loans*	1.85%	1.84%	1.61%
Provision for loan losses to average total non-covered loans*	1.51	1.41	1.59
Allowance for loan losses to total non-covered loans at end of period	3.41	3.41	3.97
Allowance for loan losses to total non-covered nonperforming loans	114.55	114.34	86.58
Net loan charge-offs to allowance for loan losses at end of period*	54.72	52.83	41.78
Net loan charge-offs to provision for loan losses	122.34	130.93	100.90

*	Ratios are annualized for comparability purposes

1)	Total non-covered loans are net of deferred loan fees and discount on SBA loans sold.

Based on a quarterly migration and qualitative analysis which evaluates the loan portfolio credit quality, the allowance for loan losses on non-covered loans decreased to $49.6 million as of June 30, 2011 compared to $52.0 million at December 31, 2010. The Company recorded a provision of $5.0 million and $11.0 million for the three and six months ended June 30, 2011 compared to $5.0 million and $12.0 million for the same periods in 2010. For the six months ended June 30, 2011, the Company charged off $14.3 million and recovered $0.8 million resulting in net loan charge-offs of $13.5 million compared to net loan charge-offs of $12.1 million for the same period in 2010.

Management believes the level of the allowance as of June 30, 2011 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require increased provisions for loan losses in the future.

The ratio of the Company’s allowance for loan losses to total non-covered loans remained at 3.41% as of June 30, 2011 compared to 3.41% as of December 31, 2010 and decreased from 3.97% as of June 30, 2010. The ratio of the allowance for loan losses to total non-covered nonperforming loans increased slightly to 115% as of June 30, 2011 compared to 114% as of December 31, 2010 due to a reduction in non-covered nonperforming loans. Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. Commercial real estate is the principal collateral for the Company’s loans.

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

The Company’s average interest bearing deposit cost decreased to 1.30% for the six months ended June 30, 2011, compared to 1.52% for the same period in 2010. The decrease was a result of management’s effort to change the deposit mixes focusing more on lower cost deposits during the past year by significantly decreasing the rates offered on time deposits.

The Company can deter, to some extent, the rate sensitive customers who demand high cost certificates of deposit because of local market competition by using wholesale funding sources. As of June 30, 2011, the Company held brokered deposits in the amount of $62.9 million compared to $101.2 million as of December 31, 2010. The Company also had certificates of deposit with State of California in the amount of $115.0 million as of June 30, 2011 and December 31, 2010.

The following table summarizes deposits and the composition of deposits as a percentage of total deposits as of the dates indicated:

	June 30,		December 31,		Change in
	2011		2010		Amount	Percentage
			(Dollars in thousands)
Demand deposits (noninterest-bearing)	$457,182	25.5%	$396,973	22.4%	$60,209	15.2%
Money market accounts and NOW	530,615	29.6	471,132	26.6	59,483	12.6
Savings	90,085	5.1	87,484	4.9	2,601	3.0

	1,077,882	60.2	955,589	53.9	122,293	12.8
Time certificates of deposit
Less than $100,000	304,735	17.0	334,341	18.9	(29,606)	(8.9)
$100,000 or more	409,364	22.8	481,064	27.2	(71,700)	(14.9)

Total	$1,791,981	100.0	$1,770,994	100.0	$20,987	1.2

Total deposits increased by $21.0 million or 1.2% as of June 30, 2011 compared to $1.77 billion as of December 31, 2010. During the first six months of 2011, noninterest-bearing demand deposits increased by $60.2 million, or 15.2%, and represented 25.5% of total deposits as of June 30, 2011 compared to 22.4% as of December 31, 2010. MMDA and NOW account balances increased by $59.5 million, or 12.6%, representing 29.6% of total deposits as of June 30, 2011 increasing from 26.6% as of December 31, 2010. Savings account balances increased by $2.6 million, or 3.0%, and represented 5.1% of total deposits as of June 30, 2011 from 4.9% as of December 31, 2010. Time certificates of deposit under $100,000, which are classified as core deposits, decreased by $29.6 million, or 8.9%. Jumbo time certificates of deposit, or time certificates of deposit equal to or greater than $100,000, decreased by $71.7 million, or 14.9%.

Time deposits by maturity dates are as follows as of June 30, 2011:

Year	$100,000 or Greater	Less Than $100,000	Total
	(Dollars in thousands)
2011	$261,554	$140,464	$402,018
2012	116,243	152,335	268,578
2013	24,471	10,108	34,579
2014	4,462	1,391	5,853
2015 and thereafter	2,634	437	3,071

Total	$409,364	$304,735	$714,099

Information concerning the average balance and average rates paid on deposits by deposit type for the three and six months ended June 30, 2011 and 2010 is contained in the tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses FHLB advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowings were $156.6 million and $167.2 million as of June 30, 2011 and December 31, 2010, respectively. Notes issued to the U.S. Treasury amounted to $721,000 as of June 30, 2011 compared to $963,000 as of December 31, 2010. The total borrowed amount outstanding as of June 30, 2011 and December 31, 2010 was $157.3 million and $188.7 million, respectively.

As of December 31, 2010, the Company had SBA loans transferred of $20.5 million which were accounted for as a secured financing pursuant to ASC 860, Transfers and Servicing. At that time, SBA loan transfers were subject to a 90-day recourse provision and, therefore, were not considered sold until the recourse period expired. However, during the first quarter of 2011, SBA removed the recourse provision from the standard transfer agreement. As such, all of the SBA loan transfers executed are qualified as sales, thus, are not accounted for as secured financing from 2011.

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
FHLB	$156,578	$167,213
US Treasury	721	963
Secured financing - SBA loan transfer	—	20,494

Total other borrowed funds	$157,299	$188,670

In addition, the issuance of long-term subordinated debentures at the end of 2003 of $18.0 million in “pass-through” trust preferred securities created another source of funding.

Contractual Obligations

The following table presents, as of June 30, 2011, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Remaining 6 months in 2011	2012	2013	2014	2015	2016 & thereafter	Total
	(Dollars in thousands)
Debt obligations1)	$—	$—	$—	$—	$—	$18,557	$18,557
FHLB advances	30,389	105,388	157	167	176	20,301	156,578
Deposits	413,762	284,648	45,461	12,364	5,230	514	761,979
Operating lease obligations	1,246	2,189	1,795	1,310	1,011	1,574	9,125

Total contractual obligations	$445,397	$392,225	$47,413	$13,841	$6,417	$40,946	$946,239

1)	Includes principal payment only and may be redeemed quarterly by the issuer.

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

As a means of augmenting the liquidity sources, the Company has available a combination of borrowing sources comprised of FHLB advances, federal funds lines with various correspondent banks, and access to the wholesale markets. The Company believes these liquidity sources to be stable and adequate. As of June 30, 2011, the Company was not aware of any information that was reasonably likely to have a material adverse effect on its liquidity position.

The liquidity of the Company is primarily dependent on the payment of cash dividends by its subsidiary, Center Bank, subject to limitations imposed by the laws of the State of California, and by the terms of the MOUs between the Company and the Bank and their respective regulatory agencies (see “Informal Regulatory Agreements” above). Center Financial held $4.9 million in liquid funds with Center Bank as of June 30, 2011 which can be used to pay dividends on Center Financial’s preferred stock, interest on its capital trust pass-through securities and other expenses as needed.

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

As of June 30, 2011 and December 31, 2010, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 19.7% and 18.5%, respectively. The Company’s liquidity ratio remained consistent as cash and other short-term marketable assets remained relatively unchanged during the six months in 2011. Total available on balance sheet liquidity as of June 30, 2011 was $369.6 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available-for-sale securities, compared to $335.6 million as of December 31, 2010.

As of June 30, 2011, the Company’s net non-core fund dependence ratio was 18.0% under applicable regulatory guidelines, which assumes all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds, as compared to 28.1% as of December 31, 2010. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by long-term assets. All of the ratios as of and for the six months ended June 30, 2011 were in compliance with internal guidelines. The Company is continuously looking toward the growth of retail core and time deposits to meet its liquidity needs in the future.

As of June 30, 2011, the Company had $339.6 million of available funds in FHLB borrowings, $153.0 million with the FRB and $26.0 million in federal funds lines totaling $518.6 million of available funding sources. Additionally, $31.3 million in investment securities may be pledged as collateral for repurchase agreements and other credit facilities. The Company was approved for the Borrower In Custody arrangement by the FRB in January 2009. Collateral held in such an arrangement may be used to secure advances and/or credit for the discount window program and will provide the Company with additional source of liquidity. This total available funding availability does not include the Company’s ability to purchase brokered deposits, which is limited by the Company’s policy to 20% of total deposits.

	FHLB	FRB	Federal Funds Facility	Total
	(Dollars in thousands)
Total capacity	$495,930	$152,964	$26,000	$674,894
Used	(156,289)	—	—	(156,289)

Available	$339,641	$152,964	$26,000	$518,605

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

The Company’s overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and economic value of equity. Economic value of equity is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Company simulates the effect of instantaneous interest rate changes on net interest income and economic value of equity (“EVE”) on a quarterly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of June 30, 2011 and December 31, 2010, respectively, assuming a parallel shift of 100 to 300 basis points in both directions.

	Net Interest Income (NII) 1)		Economic Value of Equity (EVE) 2)
Change (In Basis Points)	June 30, 2011 % Change	March 31, 2011 % Change	June 30, 2011 % Change	March 31, 2011 % Change
+400	31.77%	29.14%	–28.02%	–30.60%
+300	25.30%	23.12%	–20.65%	–22.68%
+200	16.56%	14.97%	–13.37%	–14.87%
+100	8.36%	7.48%	–6.53%	–7.43%
Level
-100	0.06%	0.61%	4.70%	4.85%
-200	2.53%	2.93%	8.58%	10.41%
-300	2.40%	2.21%	9.77%	12.29%
-400	2.31%	2.13%	10.99%	13.18%

1)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios
2)	The percentage change represents economic value of equity of the Company in a stable interest rate environment versus economic value of equity in the various rate scenarios

All interest-earning assets and interest-bearing liabilities are included in the interest rate sensitivity analysis as of June 30, 2011 and December 31, 2010, respectively. The changes in NII and EVE were primarily attributable to the acquisition of Innovative Bank. As of June 30, 2011 and December 31, 2010, respectively, our estimated changes in net interest income and economic value of equity were within the ranges established by the Board of Directors. In a declining rate environment, the interest rate floors on the loans contribute to the favorable impact on the net interest income while in the rising rate environment, these interest rate floors also serve to lessen the full benefit of higher interest rates.

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

CAPITAL RESOURCES

Shareholders’ equity as of June 30, 2011 was $285.0 million, compared to $274.0 million as of December 31, 2010. The increase was due primarily to net earnings of $9.8 million in the first six months of 2011. The primary sources of capital have historically been retained earnings and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options, though there were no option exercises during the first six months of 2011. Shareholders’ equity is also affected by changes in unrealized losses on available-for-sale securities.

As part of the TARP Capital Purchase Program, the Company entered into a purchase agreement with the Treasury Department on December 12, 2008, pursuant to which the Company issued and sold 55,000 shares of fixed-rate cumulative perpetual preferred stock for a purchase price of $55.0 million and 10-year warrants to purchase 864,780 shares of the Company’s common stock at an exercise price of $9.54 per share. The number of shares underlying the Warrant was reduced to 432,390 effective December 31, 2009 as a result of capital raises during 2009. The Company will pay the Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed.

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

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose Tier I risk based capital ratio, total risk based capital ratio and leverage ratio meet or exceed 6%, 10% and 5%, respectively, are deemed to be “well-capitalized.” As of June 30, 2011, all of the Company’s capital ratios were above the minimum regulatory requirements for a “well-capitalized” institution.

The MOU the Bank has entered into with the FDIC and the DFI requires the development of a capital plan that includes maintaining a minimum Tier 1 leverage capital ratio of not less than 9% and a total risk-based capital ratio of not less than 13% while the MOU remains in effect. The Bank’s regulatory capital ratios as of June 30, 2011 and December 31, 2010 exceeded these requirements, respectively.

The following table compares the Company’s and Bank’s actual capital ratios as of June 30, 2011, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Regulatory Capital Ratios

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	20.67%	20.43%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	19.39%	19.15%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	13.20%	13.04%	4.00%	5.00%

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk is included as part of Part I, Item 2 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk/Interest Rate Risk Management.”

Item 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on the evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 2, 2011, a purported class action was filed in Los Angeles County Superior Court against the Company, the Company’s directors and Nara Bancorp alleging, among other things, that the directors breached their fiduciary duties in connection with their approval of the proposed merger with Nara Bancorp and that the Company breached its fiduciary duties in connection with the disclosures it made regarding the proposed merger. On July 29, 2011, the parties to the litigation agreed to settle all claims asserted in the action, subject to, among other things, the execution of a stipulation of settlement and court approval. As part of the settlement, Nara Bancorp and the Company agreed to make certain supplemental disclosures included in an amendment to the registration statement for the Nara Bancorp shares to be issued at the completion of the merger. In addition, defendants have agreed to pay up to $400,000 in plaintiff’s attorneys’ fees and expenses, if and to the extent approved by the court. Such payment would be due only if the merger is consummated and be payable by the combined company. If approved by the court, the settlement also would result in the release by the plaintiff and the proposed settlement class of all claims that were or could have been brought challenging any aspect of the merger agreement, the merger and any disclosures made in connection therewith (but excluding any properly perfected claims for statutory appraisal in connection with the merger, certain claims arising under the federal securities laws and any claims to enforce the settlement).

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

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4:	(REMOVED AND RESERVED)

Item 5:	OTHER INFORMATION

Not applicable

Item 6:	EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Amended and Restated Bylaws of Center Financial Corporation[2]

3.3	Amendment to Bylaws of Center Financial Corporation[3]

3.4	Amendment to Articles of Incorporation of Center Financial Corporation[4]

4.1	Certificate of Determination for Series A Preferred Stock of Center Financial Corporation[3]

10.2	2006 Stock Incentive Plan, as Amended and Restated June 13, 2007[5]

10.3	Lease for Corporate Headquarters Office (filed herewith)

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[6]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[6]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[6]

10.7	Deferred compensation plan and list of participants[7]

10.8	Split dollar plan and list of participants[7]

10.9	Survivor income plan and list of participants[7]

10.10	Warrant to Purchase Common Stock[3]

10.11	Letter Agreement, dated as of December 12, 2008, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Center Financial Corporation and the United States Department of the Treasury[3]

11	Statement of Computation of Per Share Earnings (included in Note 9 to Interim Consolidated Financial Statements included herein.)

31.1	Certification of Principal Executive Officer (Section 302 Certification)

31.2	Certification of Principal Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
[1]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by reference
[2]	Filed as an Exhibit to the Form 8-K filed with the SEC on May 12, 2006 and incorporated herein by reference
[3]	Filed as an Exhibit to the Form 8-K filed with the SEC on December 16, 2008 and incorporated herein by reference
[4]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference
[5]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference
[6]	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference
[7]	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Center Financial Corporation

Date: August 9, 2011	By:	/S/ RICHARD S. CUPP
Richard S. Cupp
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2011	By:	/s/ HWA KYUNG KIM
Hwa Kyung Kim
Controller
(Principal Financial Officer)