Form 10-Q
period 2011-09-30
CENTER FINANCIAL CORP
filed 2011-11-08
CIK 1174820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes  ☐    No  ☒

As of November 4, 2011, there were 39,919,952 outstanding shares of the issuer’s Common Stock with no par value.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1:	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

AS OF SEPTEMBER 30 AND DECEMBER 31

	2011	2010
	(Dollars in thousands)
ASSETS
Cash and due from banks	$41,644	$28,181
Federal funds sold	870	136,180
Money market funds and interest-bearing deposits in other banks	263,631	94,559

Cash and cash equivalents	306,145	258,920
Securities available for sale, at fair value	310,983	289,551
Non-covered loans held for sale, at the lower of cost or fair value	66,608	60,234
Federal Home Loan Bank and FRB stock, at cost	13,199	15,019
Non-covered loans, net of allowance for loan losses of $47,098 and $52,047 as of September 30, 2011 and December 31, 2010, respectively	1,353,440	1,415,646
Covered loans, net of allowance for loan losses of $1,010 as of September 30, 2011 and December 31, 2010	92,581	116,283
Premises and equipment, net	12,281	13,532
Core deposit intangibles, net	418	464
Customers’ liability on acceptances	3,313	2,287
Non-covered other real estate owned, net	947	937
Covered other real estate owned, net	1,028	1,459
Accrued interest receivable	5,089	5,509
Deferred income taxes, net	19,995	14,383
Investments in affordable housing partnerships	9,876	10,824
Cash surrender value of life insurance	18,147	12,791
Income tax receivable	13,236	14,277
Prepaid regulatory assessment fees	5,387	7,864
FDIC loss share receivable	17,503	23,991
Other assets	6,911	6,308

Total	$2,257,087	$2,270,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$499,556	$396,973
Interest-bearing	1,297,348	1,374,021

Total deposits	1,796,904	1,770,994
Acceptances outstanding	3,313	2,287
Accrued interest payable	4,317	5,113
Other borrowed funds	132,130	188,670
Long-term subordinated debentures	18,557	18,557
Accrued expenses and other liabilities	7,186	10,646

Total liabilities	1,962,407	1,996,267
Commitments and Contingencies	0	0
Shareholders’ Equity
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding, 55,000 shares as of September 30, 2011 and December 31, 2010
Series A, cumulative, issued and outstanding, 55,000 shares as of September 30, 2011 and December 31, 2010	53,607	53,409
Common stock, no par value; 100,000,000 shares authorized; issued and outstanding, 39,919,952 and 39,914,686 shares (including 51,449 and 76,809 shares of unvested restricted stock) as of September 30, 2011 and December 31, 2010, respectively	188,208	187,754
Retained earnings	48,914	32,000
Accumulated other comprehensive income, net of tax	3,951	849

Total shareholders’ equity	294,680	274,012

Total	$2,257,087	$2,270,279

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$20,668	$22,472	$62,584	$64,430
Interest on federal funds sold	1	127	44	289
Interest on taxable investment securities	2,002	1,499	5,870	7,290
Dividends on equity stock	9	0	32	—
Money market funds and interest-earning deposits	182	41	487	111

Total interest and dividend income	22,862	24,139	69,017	72,120
Interest Expense:
Interest on deposits	3,947	5,137	12,875	15,658
Interest on borrowed funds	1,570	1,747	4,760	5,021
Interest expense on trust preferred securities	143	155	427	438

Total interest expense	5,660	7,039	18,062	21,117

Net interest income before provision for loan losses	17,202	17,100	50,955	51,003
Provision for loan losses	1,200	4,000	12,200	16,000

Net interest income after provision for loan losses	16,002	13,100	38,755	35,003
Noninterest Income:
Customer service fees	1,727	2,043	5,308	6,161
Fee income from trade finance transactions	623	684	1,924	2,062
Wire transfer fees	330	321	987	933
Gain on business acquisition	0	0	0	5,900
Net gain on sale of loans	1,896	257	7,448	1,460
Net gain on sale of securities available for sale	0	0	0	2,209
Loan service fees	526	565	1,896	1,153
Increase in FDIC loss share receivable	308	105	471	105
Other income	560	434	1,509	1,174

Total noninterest income	5,970	4,409	19,543	21,157
Noninterest Expense:
Salaries and employee benefits	5,214	4,653	15,654	13,640
Occupancy	1,260	1,388	3,994	4,020
Furniture, fixtures, and equipment	549	756	1,671	1,903
Data processing	615	832	1,938	1,950
Legal fees	239	567	941	1,152
Accounting and other professional service fees	466	309	1,378	1,170
Business promotion and advertising	206	376	942	1,048
Supplies and communications	280	440	965	1,100
Security service	303	320	905	840
Regulatory assessment	771	1,073	2,821	3,096
Merger related expenses	477	0	1,114	129
Net OREO related expenses	577	170	1,689	1,529
Other operating expenses	1,207	1,508	3,907	3,950

Total noninterest expense	12,164	12,392	37,919	35,527

Income before income tax provision (benefit)	9,808	5,117	20,379	20,633
Income tax provision (benefit)	415	(846)	1,205	4,400

Net income	9,393	5,963	19,174	16,233
Preferred stock dividends and accretion of preferred stock discount	(757)	(748)	(2,261)	(31,246)

Net income (loss) available to common shareholders	8,636	5,215	16,913	(15,013)

Comprehensive income:
Net income	$9,393	$5,963	$19,174	$16,233
Other comprehensive income (loss) - unrealized gain (loss) on available-for-sale securities, net of income tax (expense) benefit of ($408), ($78), ($1,670) and $49, respectively	758	144	3,102	(91)

Comprehensive income	$10,151	$6,107	$22,276	$16,142

Earnings (loss) per common share:
Basic	$0.22	$0.13	$0.42	$(0.44)

Diluted	$0.22	$0.13	$0.42	$(0.44)

Average common shares outstanding:
Basic	39,876,029	39,902,114	39,865,808	33,762,755

Diluted	39,932,601	39,912,160	39,931,507	33,762,755

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30

	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$19,174	$16,233
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Compensation expenses related to stock options and restricted stock awards	454	553
Depreciation and amortization	4,824	3,159
Amortization of deferred fees and accretion of discount	(4,951)	(190)
Amortization of premium, net of accretion of discount, on securities available for sale	1,768	(59)
Provision for loan losses	12,200	16,000
Net gain on sale of securities available for sale	0	(2,209)
Net increase in loans held for sale	(62,567)	(45,750)
Gain on business acquisition	0	(5,900)
Gain on sale of loans	(7,448)	(1,460)
Proceeds from sale of loans acquired for sale	66,919	19,805
Net loss on sale of OREO	238	15
Valuation adjustment on non-covered OREO	398	994
Valuation adjustment on covered OREO	663	29
Deferred tax (expense) benefit	(7,283)	1,505
Decrease in accrued interest receivable	420	1,392
Net increase in cash surrender value of bank-owned life insurance	(356)	(299)
Decrease (increase) in income tax receivable	1,041	(214)
Decrease in prepaid assessment	—	2,675
Increase in other assets	(1,620)	(1,035)
Decrease in accrued interest payable	(796)	(2,037)
Decrease in accrued expenses and other liabilities	(2,434)	(4,454)

Net cash provided by (used in) operating activities	20,644	(1,247)

Cash flows from investing activities:
Purchase of securities available for sale	(119,997)	(88,390)
Proceeds from principal repayment, maturity or call of securities available for sale	101,570	122,304
Proceeds from sale of securities available for sale	0	59,745
Net decrease in investment in Federal Home Loan Bank and other equity stock	1,820	1,249
Net decrease in non-covered loans	29,236	32,888
Net decrease in covered loans	27,627	11,821
Proceeds from sale of loans acquired for investment	13,094	36,971
Proceeds from recoveries of loans previously charged off	1,410	4,544
Proceeds from FDIC loss share receivable	6,960	1,753
Net increase in premises and equipment	(360)	(1,889)
Proceeds from sale of OREO	1,085	5,306
Net cash acquired from business combination, inclusive of settlement received from FDIC	1,283	71,505
Net increase in investments in affordable housing partnerships	0	131
Purchase of bank-owned life insurance	(5,000)	0

Net cash provided by investing activities	58,728	257,938

Cash flows from financing activities:
Net increase (decrease) in deposits	25,910	(164,697)
Net decrease in other borrowed funds	(55,995)	(1,720)
Payment of cash dividend	(2,062)	(2,064)

Net cash used in financing activities	(32,147)	(168,481)

Net increase in cash and cash equivalents	47,225	88,210
Cash and cash equivalents, beginning of period	258,920	232,802

Cash and cash equivalents, end of period	$306,145	$321,012

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)-(Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30

	2011	2010
	(Dollars in thousands)
Supplemental disclosure of cash flow information:
Interest paid	$19,403	$23,585
Income taxes paid, net of refunds	7,447	826
Supplemental schedule of noncash investing, operating, and financing activities:
Cash dividend accrual for preferred stock	$344	$344
Accretion of preferred stock discount	198	176
Transfer of non-covered loans to non-covered loans held for sale	17,218	12,784
Transfer of non-covered loans to non-covered OREO	2,634	4,560
Transfer of covered loans to covered OREO	1,380	1,672
Acquisition:
Assets acquired	$0	$219,797
Liabilities assumed	0	232,485

See accompanying notes to interim consolidated financial statements.

CENTER FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. THE BUSINESS OF CENTER FINANCIAL CORPORATION

Center Financial Corporation (“Center Financial”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is headquartered in Los Angeles, California. Center Financial was incorporated on April 19, 2000 and acquired all of the issued and outstanding shares of Center Bank (the “Bank”) in October 2002. Currently, Center Financial’s direct subsidiaries include the Bank and Center Capital Trust I. Center Financial exists primarily for the purpose of holding the stock of the Bank and of the other subsidiary and for providing access to capital and funding for the Bank. Center Financial, the Bank, and Center Capital Trust I are collectively referred to herein as the “Company, unless the context indicates otherwise.”

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

The Bank currently has 21 full-service branch offices, 18 of which are located in California. The Bank also operates two Loan Production Offices in Seattle and Denver. In December 2003, Center Financial formed a wholly owned subsidiary, Center Capital Trust I, a Delaware statutory business trust, for the exclusive purpose of issuing and selling trust preferred securities. Center Financial’s principal source of income is generally dividends from the Bank and equity earnings in the Bank. The expenses of Center Financial, including interest on junior subordinated debentures issued to Center Capital Trust I, legal and accounting fees and NASDAQ listing fees have been and will generally be paid by the cash on hand or from dividends paid by the Bank.

2. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Center Financial and the Bank. Center Capital Trust I is not consolidated as disclosed in Note 12.

The interim consolidated financial statements are presented in accordance with U. S. generally accepted accounting principles (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2010.

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

Trouble Debt Restructured Loans

The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those receivables newly identified as impaired. As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as a TDR. A loan is classified as a troubled debt restructured when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include interest rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses. Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms. However, the borrower’s performance prior to the restructuring or other significant events at the time of restructuring may be considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower’s performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan. The Company usually identified as TDRs certain receivables for which the ALLL had previously been measured under a general ALLL methodology. Upon identifying those receivables as TDRs, the Company identified them as impaired under the guidance in ASC 310-10-35 and established a specific or formula allowance.

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

In April 2011, the FASB issued FASB ASU 2011-02, Receivables (Topic 310) – A Creditor’s Determination whether a Restructuring Is A Troubled Debt Restructuring, which provides additional guidance for determining whether the creditor has granted a concession and whether the debtor is experiencing financial difficulty. A troubled debt restructuring (TDR) is a restructuring of a debt if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Public entities are required to adopt this ASU for interim and annual periods beginning on or after June 15, 2011. For purposes of TDR disclosure, the ASU applies retrospectively to restructurings occurring on or after the beginning of the annual period of adoption, or January 1, 2011 for the Company. However, any changes in the method used to measure impairment apply prospectively. Beginning in the period the ASU is adopted, public entities are subject to the requirements to disclose the activity-based information about TDRs that was previously deferred by ASU 2011-01. The Company adopted this guidance during the quarterly period ending September 30, 2011 as disclosed in Note 7, and the impact of adoption was not material on the consolidated financial statements.

In May 2011, the FASB issued FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in the U.S. GAAP and IFRSs, to provide largely identical guidance about fair value measurement and disclosure requirements with the International Accounting Standards Board’s new International Financial Reporting Standards (“IFRS”) 13, Fair Value Measurement. The new guidance does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under U.S. GAAP. Most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. A public entity is required to apply this ASU prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for a public entity. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable. The Company does not anticipate the adoption of this ASU will have a significant impact on the consolidated financial statements.

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

The boards of directors of both companies have unanimously approved the transaction. Both our shareholders and Nara Bancorp’s have approved the merger at separate meetings, both held on September 21, 2011. On November 7, 2011, the Company announced receipt of approval from the FDIC of the planned merger of Nara Bank and Center Bank. This represents the final regulatory approval required for the merger of the two companies. Approvals have previously been received from the DFI and the FRB. The merger is expected to close by end of November 2011, subject to customary closing conditions.

6. INVESTMENT SECURITIES

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$300	$—	$—	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	37,935	183	—	38,118
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	157,440	6,010	(22)	163,428
Corporate trust preferred security	2,747	—	(1,930)	817
Mutual funds backed by adjustable rate mortgages	5,000	257	—	5,257
Collateralized mortgage obligations	101,483	1,669	(89)	103,063

Total securities available for sale	$304,905	$8,119	$(2,041)	$310,983

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$300	$—	$—	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	58,994	94	(481)	58,607
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	154,149	3,549	(599)	157,099
Corporate trust preferred security	2,738	—	(1,979)	759
Mutual funds backed by adjustable rate mortgages	5,000	73	—	5,073
Collateralized mortgage obligations	67,063	816	(166)	67,713

Total securities available for sale	$288,244	$4,532	$(3,225)	$289,551

.

The following table shows the Company’s investments with gross unrealized losses and related fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	$—	$—	$—	$—	$—	$—
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	2,260	(22)	—	—	2,260	(22)
Corporate trust preferred security	—	—	817	(1,930)	817	(1,930)
Collateralized mortgage obligations	12,041	(61)	4,165	(28)	16,206	(89)

Total	$14,301	$(83)	$4,982	$(1,958)	$19,283	$(2,041)

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental agencies and U.S. Government sponsored enterprise securities	$33,486	$(481)	$—	$—	$33,486	$(481)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	27,084	(599)	—	—	27,084	(599)
Corporate trust preferred security	—	—	759	(1,979)	759	(1,979)
Collateralized mortgage obligations	20,369	(166)	—	—	20,369	(166)

Total	$80,939	$(1,246)	$759	$(1,979)	$81,698	$(3,225)

The Company considers numerous factors to determine any other-than-temporary impairment (“OTTI”) for the collateralized debt obligation (“CDO”) trust preferred security including review of trustee reports, monitoring of “break in yield” tests, analysis of current defaults and deferrals and the expectation for future defaults and deferrals. The Company reviews the key financial characteristics for individual issuers (commercial banks or thrifts) in the CDO trust preferred security and considers capital ratios, leverage ratios, nonperforming loan and nonperforming asset ratios, in addition to the credit ratings. The credit ratings of the Company’s CDO trust preferred security were “Ca” (Moody’s) and “C” (Fitch) as of September 30, 2011 and December 31, 2010.

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

Based on the results from the cash flow model, the CDO trust preferred security did not experience an adverse change in its cash flow status. As such, based on all of these factors, the Company determined that there was no OTTI adjustment required for the securities that have been in a continuous unrealized loss position as of September 30, 2011. The risk of future OTTI will be highly dependent upon the performance of the underlying issuers. The Company does not have the intention to sell and does not believe it will be required to sell the CDO trust preferred security until maturity.

The following table summarizes, as of September 30, 2011, the maturity characteristics of the investment portfolio by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

	Within one Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Treasury	$300	0.05%	$—	—%	$—	—%	$—	—%	$300	0.05%
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	—	—	38,118	1.32	—	—	—	—	38,118	1.32
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	—	—	994	4.51	65,572	2.85	96,862	3.28	163,428	3.11
Corporate trust preferred security	—	—	—	—	—	—	817	11.70	817	11.70
Mutual funds backed by adjustable rate mortgages	5,257	3.05	—	—	—	—	—	—	5,257	3.05
Collateralized mortgage obligations	—	—	967	2.37	26,972	1.96	75,124	2.31	103,063	2.22

Total available for sale	$5,557	2.89	$40,079	1.42	$92,544	2.59	$172,803	2.90	$310,983	2.62

7. NON-COVERED LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

On April 16, 2010, the California Department of Financial Institution (the “DFI”) closed Innovative Bank, Oakland, California, and appointed the FDIC as its receiver. On the same date, Center Bank assumed the banking operations of Innovative Bank from the FDIC under a purchase and assumption agreement with loss sharing. Non-covered loans refer to loans not covered by the FDIC loss sharing agreement. Loans acquired in an FDIC-assisted acquisition that are subject to a loss sharing agreement are referred to as “covered loans” and reported separately in the interim consolidated statements of financial condition.

Non-covered loans, segregated by class of loans, as of September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011		December 31, 2010
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$9,407	0.7%	$14,803	1.0%
Commercial	894,686	60.9	914,003	59.8
Commercial:
Commercial	281,711	19.2	315,285	20.5
Trade Finance	63,860	4.3	71,174	4.7
SBA 1)	112,207	7.6	101,683	6.7
Others:
Consumer	57,514	3.9	71,279	4.7
Other 2)	50,048	3.4	40,039	2.6

Total Non-covered Loans 3)	1,469,433	100.0	1,528,266	100.0

Less:
Allowance for loan losses	47,098		52,047
Net deferred loan fees 4)	(454)		(523)
Discount on SBA loans retained	2,741		862

Net Non-covered Loans and Loans Held for Sale	$1,420,048		$1,475,880

1)	Includes non-covered SBA loans held for sale of $61.6 million and $46.4 million, at the lower of cost or fair value, as of September 30, 2011 and December 31, 2010, respectively.
2)	Consists of term fed funds sold for maturity of greater than 1 day, transactions in process and overdrafts.
3)	Includes loans held for sale of $66.6 million and $60.2 million at the lower of cost or fair value as of September 30, 2011 and December 31, 2010, respectively.
4)	Net deferred loan fees are net of origination costs. In 2011 and 2010, origination costs exceeded fees on SBA loan origination.

The activity in the allowance for loan losses on total loans (including non-covered loans and covered loans and excluding loans held for sale), segregated by portfolio segment, as of and for the three and nine months ended September 30, 2011 and the year ended December 31, 2010 is as follows:

	0000000000	0000000000	0000000000	0000000000
Allowance for loan lossess:	Real Estate	Commercial	Consumer / Others	Total
	(Dollars in thousands)
Three months ended September 30, 2011
Beginning balance	$27,470	$21,226	$1,904	$50,600
Charge-offs	(2,030)	(1,768)	(468)	(4,266)
Recoveries	381	103	90	574
Provision	726	529	(55)	1,200

Ending balance	$26,547	$20,090	$1,471	$48,108

Nine months ended September 30, 2011
Beginning balance	$29,272	$22,035	$1,750	$53,057
Charge-offs	(10,312)	(7,291)	(956)	(18,559)
Recoveries	942	254	214	1,410
Provision	6,645	5,092	463	12,200

Ending balance	$26,547	$20,090	$1,471	$48,108

Period-end amount allocated to loans:
Individually evaluated for impairment	$7,591	$8,901	$75	$16,567
Collectively evaluated for impairment	18,956	10,179	1,396	30,531
Acquired with deteriorated credit quality	—	1,010	—	1,010

Ending balance	$26,547	$20,090	$1,471	$48,108

Year ended December 31, 2010
Beginning balance	$37,604	$19,000	$1,939	$58,543
Charge-offs	(21,243)	(10,637)	(767)	(32,647)
Recoveries	1,918	3,079	154	5,151
Provision	10,993	10,593	424	22,010

Ending balance	$29,272	$22,035	$1,750	$53,057

Period-end amount allocated to loans:
Individually evaluated for impairment	$2,349	$8,965	$329	$11,643
Collectively evaluated for impairment	26,923	12,060	1,421	40,404
Acquired with deteriorated credit quality	—	1,010	—	1,010

Ending balance	$29,272	$22,035	$1,750	$53,057

	0000000000	0000000000	0000000000	0000000000
Financing receivables 1):	Real Estate	Commercial	Consumer / Others	Total
	(Dollars in thousands)
As of September 30, 2011
Loans individually evaluated for impairment	$47,586	$22,899	$1,244	$71,729
Loans collectively evaluated for impairment	851,532	373,247	106,317	1,331,096
Loans acquired with deteriorated credit quality	51,725	41,406	486	93,617

Ending balance	$950,843	$437,552	$108,047	$1,496,442

As of December 31, 2010
Loans individually evaluated for impairment	$69,287	$26,830	$1,460	$97,577
Loans collectively evaluated for impairment	845,707	414,890	109,858	1,370,455
Loans acquired with deteriorated credit quality	63,500	53,307	486	117,293

Ending balance	$978,494	$495,027	$111,804	$1,585,325

1)	Financing receivables represent unpaid principal balance, which approximates recorded investment.

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

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Impaired loans with specific reserves
Without charge-offs	$38,166	$35,109
With charge-offs	9,668	2,575
Impaired loans without specific reserves
Without charge-offs	20,684	49,043
With charge-offs	3,211	10,850

Total impaired loans	71,729	97,577
Allowance on impaired loans	(16,567)	(11,643)

Net recorded investment in impaired loans	$55,162	$85,934

Non-covered nonperforming loans, net of SBA guarantees totaled $29.0 million as of September 30, 2011, a decrease of $13.2 million as compared to $42.2 million as of December 31, 2010. Non-covered nonperforming loans, net of SBA guarantees as a percentage of total non-covered loans decreased to 1.98% as of September 30, 2011 as compared to 2.76% as of December 31, 2010. Gross interest income of approximately $308,000 and $657,000 would have been additionally recorded for the three and nine months ended September 30, 2011, respectively, compared to $373,000 and $1.6 million for the same periods in 2010, respectively, if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

As of September 30, 2011, the Company held non-covered TDRs of $46.3 million, representing an increase of $7.2 million, or 18.4%, as compared to $39.1 million as of December 31, 2010. The increase in the non-covered TDRs was mainly result of one commercial business loan relationship for $8.0 million that became a TDR during the third quarter of 2011. The debtor has been making loan payments according to its restructured terms and conditions since July 2011.

A TDR is a debt restructuring in which a bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs may include, but are not necessarily limited to, one or a combination of the following:

1.	Transfer from the debtor to the creditor of receivables from third parties, real estate, or other assets to satisfy fully or partially a debt (including a transfer resulting from foreclosure or repossession)

2.	Issuance or other granting of an equity interest to the creditor by the debtor to satisfy fully or partially a debt unless the equity interest is granted pursuant to existing terms for converting the debt into an equity interest

3. Modification of terms of a debt, such as one or a combination of any of the following:

a.	Reduction (absolute or contingent) of the stated interest rate for the remaining original life of the debt

b.	Extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk

c.	Reduction (absolute or contingent) of the face amount or maturity amount of the debt as stated in the instrument or other agreement

d.	Reduction (absolute or contingent) of accrued interest.

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

The TDRs are monitored on a monthly basis to review the performance of the restructured term. When it is determined that the future performance of TDR is uncertain of repayment in accordance with the new restructured term, the loan is placed on non-accrual. The TDRs are usually analyzed for impairment evaluation for a specific allowance when outstanding balance is $100,000 or more. The fair value of the collateral is used for nonperforming TDR and present value of expected future cash flow is used for performing TDR.

As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as a TDR. The Company usually identified as TDRs certain receivables for which the ALLL had previously been measured under a general ALLL methodology. Upon identifying those receivables as TDRs, the Company identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those receivables newly identified as impaired. At September 30, 2011, the recorded investment in receivables for which the ALLL was previously measured under a general ALLL methodology and are now considered as the TDRs under ASC 310-10-35 was $21.4 million, and the ALLL associated with those receivables, on the basis of current evaluation of loss, was $3.3 million.

92% of the TDRs as of September 30, 2011 are impaired, and $12.1 million were on non-accrual status. The remaining $34.2 million of the Company’s TDRs meet the conditions that qualify these loans as performing as of September 30, 2011.

The following table provides the information of the Company’s TDRs as of September 30, 2011:

	For the Three Months Ended September 30, 2011			For the Nine Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real Estate:
Construction	—	$—	$—	—	$—	$—
Commercial	6	7,444	7,451	9	11,316	11,296
Commercial:
Commercial	12	9,647	9,641	19	9,935	10,006
Trade Finance	—	—	—	—	—	—
SBA	1	47	47	2	105	104
Others:
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	19	$17,138	$17,139	30	$21,356	$21,406

	Number of Contracts	Recorded Investment		Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted
Real Estate:
Construction	—	$—		—	$—
Commercial	1	1,000		1	1,000
Commercial:
Commercial	2	144		4	636
Trade Finance	—	—		—	—
SBA	—	—		—	—
Others:
Consumer	—	—		—	—
Other	—	—		—	—

Total	3	$1,144		5	$1,636

The most of common types of modification that the Company provided for commercial real estate loans and commercial loans are interest rate reductions and loan payment adjustments. The loan payment adjustment typically involves deferment of principal payment for significant delay that increases uncertainty factor for full repayment of the loans. Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms. The subsequent default generally occurs when the borrower’s performance under the restructuring is not reasonably assured, and the loan is classified as a nonaccrual loan. The subsequent defaulted TDR is measured for impairment and subject to a specific or formula allowance.

The following table provides information on non-covered impaired loans, segregated by class of loans, as of and for the three and nine months ended September 30, 2011 and the year ended December 31, 2010, respectively:

	Recorded Investment 1)	Unpaid Principal Balance 2)	Related Allowance	For the Nine Months Ended September 30, 2011		For the Three Months Ended September 30, 2011
				Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Real Estate
Construction	$1,268	$1,270	$—	$1,322	$—	$1,270	$—
Commercial - Real Estate	16,746	16,706	—	30,824	300	21,356	97
Commercial
Commercial - Business	3,783	3,758	—	6,528	198	3,889	42
Trade Finance	—	—	—	289	—	—	—
SBA	1,234	1,231	—	1,214	52	1,303	20
Others
Consumer	929	930	—	707	13	834	4
Other	—	—	—	—	—	—	—

Total	$23,960	$23,895	$—	$40,884	$563	$28,652	$163

With an allowance recorded:
Real Estate
Construction	$—	$—	$—	$1,796	$—	$—	$—
Commercial - Real Estate	29,789	29,611	7,591	24,516	677	31,166	278
Commercial
Commercial - Business	16,495	16,368	7,974	17,888	370	16,966	140
Trade Finance	1,241	1,215	644	1,042	29	1,260	11
SBA	304	326	283	412	12	279	—
Others
Consumer	314	314	75	703	36	481	12
Other	—	—	—	—	—	—	—

Total	$48,143	$47,834	$16,567	$46,357	$1,124	$50,152	$441

Total
Real Estate
Construction	$1,268	$1,270	$—	$3,118	$—	$1,270	$—
Commercial - Real Estate	46,535	46,317	7,591	55,340	977	52,522	375
Commercial
Commercial - Business	20,278	20,126	7,974	24,416	568	20,855	182
Trade Finance	1,241	1,215	644	1,331	29	1,260	11
SBA	1,538	1,557	283	1,626	64	1,582	20
Others
Consumer	1,243	1,244	75	1,410	49	1,315	16
Other	—	—	—	—	—	—	—

Total	$72,103	$71,729	$16,567	$87,241	$1,687	$78,804	$604

1)	Includes unpaid principal balance plus any accrued interest, net of deferred fees.
2)	The unpaid principal balance is presented net of charge-offs and recoveries.

				For the Twelve Months Ended December 31, 2010
	Recorded Investment 1)	Unpaid Principal Balance 2)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Real Estate
Construction	$3,514	$3,501	$—	$2,841	$20
Commercial - Real Estate	45,251	45,042	—	53,451	798
Commercial
Commercial - Business	10,277	10,216	—	8,746	277
Trade Finance	—	—	—	80	4
SBA	490	488	—	383	41
Others
Consumer	646	646	—	538	21
Other	—	—	—	—	—

Total	$60,178	$59,893	$—	$66,039	$1,161

With an allowance recorded:
Real Estate
Construction	$2,606	$2,607	$223	$3,289	$—
Commercial - Real Estate	18,263	18,137	2,126	26,981	659
Commercial
Commercial - Business	13,758	13,649	8,022	6,111	165
Trade Finance	1,219	1,199	633	915	53
SBA	1,275	1,278	310	710	57
Others
Consumer	817	814	329	637	20
Other	—	—	—	—	—

Total	$37,938	$37,684	$11,643	$38,643	$954

Total
Real Estate
Construction	$6,120	$6,108	$223	$6,130	$20
Commercial - Real Estate	63,514	63,179	2,126	80,432	1,457
Commercial
Commercial - Business	24,035	23,865	8,022	14,857	442
Trade Finance	1,219	1,199	633	995	57
SBA	1,765	1,766	310	1,093	98
Others
Consumer	1,463	1,460	329	1,175	41
Other	—	—	—	—	—

Total	$98,116	$97,577	$11,643	$104,682	$2,115

1)	Includes unpaid principal balance plus any accrued interest, net of deferred fees.
2)	The unpaid principal balance is presented net of charge-offs and recoveries.

The following table provides aging information on non-covered past due loans inclusive of loans held for sale, segregated by class of loans, as of September 30, 2011 and December 31, 2010, respectively:

As of September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Non-accrual	Total Past Due and Non-accrual	Current	Total Financing Receivables 1)
	(Dollars in thousands)
Real Estate
Construction	$—	$—	$1,270	$1,270	$8,137	$9,407
Commercial - Real Estate	913	—	19,129	20,042	874,644	894,686
Commercial
Commercial - Business	—	263	7,275	7,538	274,173	281,711
Trade Finance	—	—	355	355	63,505	63,860
SBA	395	2,711	5,534	8,640	103,567	112,207
Others
Consumer	174	329	820	1,323	56,191	57,514
Other	—	—	—	—	50,048	50,048

Total	$1,482	$3,303	$34,383	$39,168	$1,430,265	$1,469,433

As of December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Non-accrual	Total Past Due and Non-accrual	Current	Total Financing Receivables 1)
	(Dollars in thousands)
Real Estate
Construction	$—	$—	$6,108	$6,108	$8,695	$14,803
Commercial - Real Estate	4,569	5,023	29,167	38,759	875,244	914,003
Commercial
Commercial - Business	291	1,018	5,696	7,005	308,280	315,285
Trade Finance	254	28	—	282	70,892	71,174
SBA	1,383	1,074	3,896	6,353	95,330	101,683
Others
Consumer	386	177	651	1,214	70,065	71,279
Other	—	—	—	—	40,039	40,039

Total	$6,883	$7,320	$45,518	$59,721	$1,468,545	$1,528,266

1)	Balances represent unpaid principal balance, which approximates recorded investment.

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

Grade 4 - This grade is for “Special Mention” in accordance with regulatory guidelines. This grade includes borrowers that require close credit monitoring. The borrowers generally have inconclusive earnings histories and access to alternate sources of financing are limited.

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

The following table presents the credit risk profile of non-covered loans exclusive of loans held for sale, segregated by class of loans, as of September 30, 2011 and December 31, 2010, respectively:

	As of September 30, 2011
	Grade 1 - 3A	Grade 4	Grade 5	Grade 6	Total
	(Dollars in thousands)
Non-covered loans 1)
Real estate
Construction	$7,132	$—	$2,275	$—	$9,407
Commercial - Real Estate	781,775	45,540	62,396	—	889,711
Commercial
Commercial - Business	227,242	17,059	37,394	16	281,711
Trade Finance	62,136	467	1,257	—	63,860
SBA	45,947	786	3,841	—	50,574
Others
Consumer	54,324	—	3,190	—	57,514
Other	50,048	—	—	—	50,048

Total	$1,228,604	$63,852	$110,353	$16	$1,402,825

	As of December 31, 2010
	Grade 1 - 3A	Grade 4	Grade 5	Grade 6	Total
	(Dollars in thousands)
Non-covered loans 1)
Real estate
Construction	$7,689	$—	$7,114	$—	$14,803
Commercial - Real Estate	780,479	47,873	71,498	341	900,191
Commercial
Commercial - Business	255,828	18,759	40,080	618	315,285
Trade Finance	68,598	1,100	1,476	—	71,174
SBA	49,416	880	4,956	9	55,261
Others
Consumer	69,598	—	1,681	—	71,279
Other	40,039	—	—	—	40,039

Total	$1,271,647	$68,612	$126,805	$968	$1,468,032

1)	Balances represent unpaid principal balance, which approximates recorded investment.

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

Allowance for Loans held for sale. No allowance is established for loans held for sale.

8. NON-COVERED OTHER REAL ESTATE OWNED (OREO)

The Company had three non-covered OREO properties valued at $947,000 as of September 30, 2011. The changes in non-covered other real estate owned for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$133	$2,778	$937	$4,278
Acquisition due to foreclosures at fair value	2,519	3,300	2,634	4,560
Disposition due to sales	(576)	(1,530)	(1,458)	(3,195)
Valuation Adjustment subsequent to foreclosures	(361)	—	(398)	(994)
Transfer to other receivable	(768)	—	(768)	(101)

Balance at end of period	$947	$4,548	$947	$4,548

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

If credit deterioration is experienced subsequent to the initial acquisition fair value amount, such deterioration of the expected cash flows will be measured, and a provision for loan losses will be charged to earnings. The effect of the provision for loan losses on covered loans will be offset, to the extent of the 80% loss share, by an increase to the FDIC loss share receivable. Any increase in the FDIC loss share receivable will be recognized in non-interest income. During the nine months ended September 30, 2011, no additional provision for loan losses has been required related to the covered loan portfolio.

The outstanding principal balance of covered loans, excluding fair value adjustments, as of September 30, 2011 and December 31, 2010 was $117.7 million and $147.6 million, respectively. The following table presents covered loans inclusive of fair value adjustment, segregated by class of loans, as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Commercial - Real Estate	$51,705	$63,500
Commercial - Business	14,100	18,307
SBA	27,300	35,000
Other	486	486

Total covered loans	93,591	117,293
Less:
ALLL due to decrease in expected cash flows	1,010	1,010

Net covered loans	$92,581	$116,283

The following table presents the outstanding principal balance and related fair value adjustments of covered loans, segregated by class of loans, as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$—	—%	$—	—%
Commercial - Real Estate	60,234	51.1	74,193	50.3
Commercial:
Commercial - Business	15,490	13.2	20,277	13.7
Trade Finance	—	—	—	—
SBA	41,508	35.3	52,681	35.7
Others:
Consumer	486	0.4	489	0.3

Gross Covered Loans	117,718	100.0	147,640	100.0

Covered loans discount	(24,101)		(30,344)

Total Covered Loans	93,617		117,296
Less:
Allowance for loan losses	1,010		1,010
Net deferred loan fees	26		3

Net Covered Loans	$92,581		$116,283

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

On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The accretable yield will change from period to period due to the followings:

•	Estimates of the remaining life of acquired loans will affect the amount of future interest income.

•	Indices for variable rates of interest on acquired loans may change.

•	Estimates of the amount of the contractual principal and interest that will not be collected (nonaccretable difference) may change.

During the first nine months of 2011, there was no change in the estimate of contractual principal and interest that will ultimately be collectible.

The following table presents the carrying amounts for the covered loans as of September 30, 2011 and December 31, 2010, respectively:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Undiscounted contractual cash flows	$133,101	$165,355
Nonaccretable difference	(28,553)	(36,107)

Undiscounted cash flows expected to be collected	104,548	129,248
Accretable difference	(12,393)	(13,880)

Covered loans under ASC 310-30	92,155	115,368
Covered loans excluded from ASC 310-30	426	915

Total covered loans	$92,581	$116,283

Changes in the carrying amount of covered loans and the accretable yield were as follows for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Carrying amount of Loans	Accretable Yield	Carrying amount of Loans	Accretable Yield
	(Dollars in thousands)
Balance at beginning of period	$101,597	$12,453	$116,283	$13,880
Acquisition	—	—	—	—
Accretion	1,561	(1,561)	5,305	(5,305)
Net payments received	(10,102)	—	(27,627)	—
Increase in expected cash flows	—	1,501	—	3,818
Transfer to OREO	(475)	—	(1,380)	—

Balance at end of period	$92,581	$12,393	$92,581	$12,393

	Three months ended September 30, 2010		Nine months ended September 30, 2010
	Carrying amount of Loans	Accretable Yield	Carrying amount of Loans	Accretable Yield
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$122,362	$18,503	$—	$—
Acquisition	—	—	126,167	20,412
Accretion	2,207	(2,207)	4,116	(4,116)
Net payments received	(11,783)	—	(15,937)	—
Increase in expected cash flows	—	—	—	—
Transfer to OREO	(112)	—	(1,672)	—

Balance at end of period	$112,674	$16,296	$112,674	$16,296

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

The following table presents the credit risk profile of covered loans, by class of loans, as of dates indicated:

	As of September 30, 2011
	Grade 1 - 3A	Grade 4	Grade 5	Grade 6	Grade 7	Total
	(Dollars in thousands)
Covered loans 1)
Real estate
Construction	$—	$—	$—	$—	$—	$—
Commercial - Real Estate	30,769	6,655	14,301	—	—	51,725
Commercial
Commercial - Business	8,148	1,250	4,691	17	—	14,106
Trade Finance	—	—	—	—	—	—
SBA	19,456	150	6,992	89	613	27,300
Others
Consumer	486	—	—	—	—	486
Other	—	—	—	—	—	—

Total Covered Loans	$58,859	$8,055	$25,984	$106	$613	$93,617

	As of December 31, 2010
	Grade 1 - 3A	Grade 4	Grade 5	Grade 6	Grade 7	Total
	(Dollars in thousands)
Covered loans 1)
Real estate
Construction	$—	$—	$—	$—	$—	$—
Commercial - Real Estate	42,372	7,317	13,574	235	—	63,498
Commercial
Commercial - Business	12,856	1,828	3,422	206	—	18,312
Trade Finance	—	—	—	—	—	—
SBA	28,412	266	4,902	399	1,021	35,000
Others
Consumer	486	—	—	—	—	486
Other	—	—	—	—	—	—

Total Covered Loans	$84,126	$9,411	$21,898	$840	$1,021	$117,296

1)	Balances represent unpaid principal balance, net of discount, and exclude accrued interest.

Covered Nonperforming Assets

Covered nonperforming assets totaled $20.1 million as of September 30, 2011 compared to $26.3 million as of December 31, 2010. These covered nonperforming assets are subject to a loss sharing agreement with the FDIC. The covered nonperforming assets as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Covered loans on non-accrual status	$19,069	$24,874
Covered other real estate owned	1,028	1,459

Total covered nonperforming assets	$20,097	$26,333

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

The activities related to the covered OREO for the three and nine months ended September 30, 2011 and 2010, respectively, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$1,132	$1,560	$1,459	$—
Acquisition	—	—	—	1,942
Additions to covered OREO	475	112	1,380	1,672
Fair value adjustment during the period	(67)	—	(663)	—
Dispositions of covered OREO	(512)	(213)	(1,148)	(2,155)

Balance at end of period	$1,028	$1,459	$1,028	$1,459

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

The FDIC loss share receivable was determined to be $25.3 million at the acquisition date. Changes in the FDIC loss share receivable for the three and nine months ended September 30, 2011 and 2010, respectively, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$21,964	$25,300	$23,991	$—
Acquisition	—	—	—	25,300
Payment received from FDIC	(4,769)	(1,753)	(6,960)	(1,753)
Accretion	308	105	472	105

Balance at end of period	$17,503	$23,652	$17,503	$23,652

10. OTHER INTANGIBLE ASSETS

In April 2010, the Company recorded a core deposit intangible of $510,000 for the acquisition of Innovative Bank. The Company amortizes premiums on acquired deposits over the estimated useful life. The Company’s amortization expense for core deposit intangible was $16,000 and $46,000 for the three and nine months ended September 30, 2011, respectively, resulting in a core deposit intangible net of amortization of $418,000 as of September 30, 2011. Estimated amortization expense for five succeeding fiscal years is as follows:

Year	Amount
(Dollars in thousands)
2011 (remaining 3 months)	$16
2012	62
2013	62
2014	62
2015	62
2016 and thereafter	154

Total	$418

11. OTHER BORROWED FUNDS

The Company borrows funds from the Federal Home Loan Bank of San Francisco (“FHLB”) and the Treasury, Tax, and Loan Investment Program. Other borrowed funds totaled $132.1 million and $188.7 million as of September 30, 2011 and December 31, 2010, respectively. Interest expense on other borrowed funds was $1.6 million and $4.7 million for the three and nine months ended September 30, 2011, respectively, reflecting average interest rates of 4.18% and 3.86%, compared to $1.7 million and $5.0 million with average interest rates of 4.08% and 4.02%, respectively, for the same periods in 2010. The following table represents the composition of other borrowed funds as of dates indicated:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
FHLB	$131,385	$167,213
US Treasury	745	963
Secured financing - SBA loan transfer	—	20,494

Total other borrowed funds	$132,130	$188,670

As of September 30, 2011, the Company had outstanding borrowings of $131.4 million from the FHLB with original maturity terms ranging from 4 years to 15 years. Advances of 10-year and 15-year terms are amortizing at predetermined schedules over the life of the advances. Of the $131.4 million outstanding, $120.0 million is composed of five fixed rate term advances, each with an option to be called by the FHLB after the original lockout dates varying from 6 months to 2 years. If market interest rates are higher than the advances’ stated rates at that time, the advances will be called by the FHLB and the Bank will be required to repay the FHLB. If market interest rates are lower after the lockout period, then the advances will not be called by the FHLB. If the fixed rate term advances are not called by the FHLB, they will mature at maturity dates ranging from 5 years to 10 years. The Company may repay the advances with a prepayment penalty at any time. If the advances are called by the FHLB, there is no prepayment penalty.

The Company has pledged, under a blanket lien, all qualifying commercial and residential loans as collateral under the borrowing agreement with the FHLB, with a total carrying value of $849.4 million as of September 30, 2011 as compared to $828.0 million as of December 31, 2010.

Subject to the right of the FHLB to require early repayment of the borrowings discussed above, FHLB advances outstanding, with an average interest rate of 4.45%, as of September 30, 2011, mature as follows:

Year	Amount
(Dollars in thousands)
2011 (remaining 3 months)	$5,195
2012	105,389
2013	157
2014	167
2015	176
2016 and thereafter	20,301

Total	$131,385

Borrowings obtained from the Treasury Tax and Loan Investment Program mature within a month from the transaction date. Under the program, the Company receives funds from the U.S. Treasury Department in the form of open-ended notes, up to a total of $2.2 million. The Company has pledged U.S. government agencies and/or mortgage-backed securities with a total carrying value of $1.2 million as of September 30, 2011, as collateral to participate in the program as compared to $1.5 million as of December 31, 2010. The total borrowed amount under the program, outstanding as of September 30, 2011 and December 31, 2010 was $745,000 and $963,000, respectively.

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

12. LONG-TERM SUBORDINATED DEBENTURES

Center Capital Trust I is a Delaware business trust formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. During the fourth quarter of 2003, Center Capital Trust I issued 18,000 Capital Trust Preferred Securities (“TP Securities”), with liquidation value of $1,000 per security, for gross proceeds of $18,000,000. The entire proceeds of the issuance were invested by Center Capital Trust I in $18,000,000 of Junior Long-term Subordinated Debentures (the “Subordinated Debentures”) issued by the Company, with identical maturity, repricing and payment terms as the TP Securities. The Subordinated Debentures represent the sole assets of Center Capital Trust I. The Subordinated Debentures mature on January 7, 2034, with interest based on 3-month LIBOR plus 2.85%, with repricing and payments due quarterly in arrears on January 7, April 7, July 7, and October 7 of each year commencing April 7, 2004. The Subordinated Debentures are redeemable by the Company on any January 7, April 7, July 7, and October 7 on or after April 7, 2009 at the Redemption Price. Redemption Price means 100% of the principal amount of Subordinated Debentures being redeemed plus accrued and unpaid interest on such Subordinated Debentures to the Redemption Date, or in case of redemption due to the occurrence of a Special Event, to the Special Redemption Date if such Redemption Date is on or after April 7, 2009. The TP Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on January 7, 2034.

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

The FRB has adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies, provided that the aggregate amount of trust preferred securities and certain other capital elements cannot exceed 25% of Tier I capital elements. In addition, since the Company had less than $15 billion in assets as of December 31, 2009, under the Dodd-Frank Act, the Company will be able to include its existing TP Securities in Tier 1 capital to the extent permitted by FRB guidelines. As of September 30, 2011, trust preferred securities comprised 5.84% of the Company’s Tier I capital.

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

A summary of the notional amounts of the Company’s financial instruments relating to extension of credit with off-balance-sheet risk as of September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Loans	$213,192	$158,828
Standby letters of credit	17,497	27,931
Commercial letters of credit	21,288	30,341
Performance bonds	301	222

Liabilities for losses on outstanding commitments of $245,000 and $244,000, respectively, were reported separately in other liabilities as of September 30, 2011 and December 31, 2010.

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

On May 2, 2011, a purported class action was filed in Los Angeles County Superior Court against the Company, the Company’s directors and Nara Bancorp alleging, among other things, that the directors breached their fiduciary duties in connection with their approval of the proposed merger with Nara Bancorp and that the Company breached its fiduciary duties in connection with the disclosures it made regarding the proposed merger. On July 29, 2011, the parties to the litigation agreed to settle all claims asserted in the action, subject to, among other things, the execution of a stipulation of settlement and court approval. As part of the settlement, Nara Bancorp and the Company agreed to make certain supplemental disclosures included in an amendment to the registration statement for the Nara Bancorp shares to be issued at the completion of the merger. In addition, defendants have agreed to pay up to $400,000 in plaintiff’s attorneys’ fees and expenses, if and to the extent approved by the court. The court hearing on the proposed settlement is scheduled on November 16, 2011. Such payment would be due only if the merger is consummated and be payable by the combined company. If approved by the court, the settlement also would result in the release by the plaintiff and the proposed settlement class of all claims that were or could have been brought challenging any aspect of the merger agreement, the merger and any disclosures made in connection therewith (but excluding any properly perfected claims for statutory appraisal in connection with the merger, certain claims arising under the federal securities laws and any claims to enforce the settlement).

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

The Company’s pre-tax stock-based compensation expense for employees and directors was $139,000 and $416,000 ($130,000 and $390,000 after tax effect of non-qualified stock options) for the three and nine months ended September 30, 2011, respectively, as compared to $105,000 and $553,000 ($97,000 and $443,000 after tax effect of non-qualified stock options) for the same periods in 2010, respectively.

Stock Option Awards

The fair value of the stock options granted was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions including risk-free interest rate, expected life, expected volatility and expected dividend yield. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Beginning in 2006, the expected life (estimated period of time outstanding) of options granted with a 10-year term was determined using the average of the vesting period and term. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the day of grant, and calculated on a weekly basis. These assumptions are utilized in the calculation of the compensation expenses. The expenses are the result of previously granted stock options and restricted stocks and those awarded, if any, during the three and nine months ended September 30, 2011 and 2010, respectively. No stock options were granted during the nine months ended September 30, 2011 and 2010.

A summary of the Company’s stock option activity and related information for the three and nine months ended September 30, 2011 and 2010 is set forth in the following table:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
Three months ended September 30, 2011 and 2010
Balance at June 30, 2011	2,443,513	583,344	$16.01
Options granted	—	—	—
Options forfeited	—	—	—
Options exercised	—	(7,192)	5.26

Balance at September 30, 2011	2,443,513	576,152	16.14

Balance at June 30, 2010	2,298,917	727,940	$16.92
Options granted	—	—	—
Options forfeited	10,800	(10,800)	15.21
Options exercised	—	—	—

Balance at September 30, 2010	2,309,717	717,140	16.95

Nine months ended September 30, 2011 and 2010
Balance at December 31, 2010	2,335,013	691,844	$16.95
Options granted	—	—	—
Options forfeited	108,500	(108,500)	22.04
Options exercised	—	(7,192)	5.26

Balance at September 30, 2011	2,443,513	576,152	16.14

Balance at December 31, 2009	2,266,612	760,245	$16.93
Options granted	—	—	—
Options forfeited	43,105	(43,105)	16.59
Options exercised	—	—	—

Balance at September 30, 2010	2,309,717	717,140	16.95

The stock options as of September 30, 2011 and 2010, respectively, have been segregated into three ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 2.59 - $ 8.00	45,552	5.10	$4.98	34,219	4.30	$5.09
$ 8.01 - $ 20.00	449,600	5.19	16.05	407,100	5.12	16.07
$ 20.01 - $ 25.10	81,000	4.93	22.94	70,700	4.86	23.02

As of September 30, 2011	576,152	5.14	16.14	512,019	5.03	16.29

$ 3.34 - $ 8.00	52,745	5.38	$5.02	32,078	3.38	$5.23
$ 8.01 - $ 20.00	478,395	6.15	16.08	387,017	6.01	16.07
$ 20.01 - $ 25.10	186,000	6.08	22.56	162,900	6.07	22.56

As of September 30, 2010	717,140	6.08	16.95	581,995	5.88	17.29

The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2011 was $2,000 and $1,000 compared to $12,000 and $4,000 as of September 30, 2010, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $4.69 and $5.09 as of September 30, 2011 and 2010, respectively, and the exercise price multiplied by the number of options outstanding. 7,192 options were exercised during the three and nine months ended September 30, 2011 while no options were exercised during the same periods in 2010. Total fair value of vested options was $3.2 million and $1.1 million as of September 30, 2011 and 2010, respectively. The number of options that were not vested as of September 30, 2011 and 2010 was 64,133 and 135,145, respectively.

As of September 30, 2011 and 2010, the Company had approximately $385,000 and $523,000 of unrecognized compensation costs related to unvested options, respectively, which are expected to be recognized over a weighted average period of 0.77 years and 1.80 years, respectively.

Restricted Stock Awards

Restricted stock activity under the 2006 Plan as of and changes during the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Nonvested, beginning of period	52,349	$5.91	76,809	$5.77
Granted	—	—	28,079	7.61
Vested	—	—	(22,088)	8.26
Cancelled and forfeited	(900)	5.68	(31,351)	5.42

Nonvested, at end of period	51,449	5.92	51,449	5.92

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Nonvested, beginning of period	57,309	$5.83	10,050	$13.59
Granted	8,700	5.50	59,609	5.13
Vested	—	—	(2,950)	17.00
Cancelled and forfeited	(225)	11.43	(925)	14.29

Nonvested, at end of period	65,784	5.76	65,784	5.76

The Company recorded compensation cost of $39,000 and $117,000, respectively, related to the restricted stock granted under the 2006 Plan for the three and nine months ended September 30, 2011 as compared to $20,000 and $62,000, respectively, for the same periods in 2010. As of September 30, 2011 and 2010, the Company had approximately $304,000 and $196,000 of unrecognized compensation costs related to unvested restricted stock, respectively. The costs are expected to be recognized over a weighted-average period of 2.74 years and 2.15 years as of September 30, 2011 and 2010, respectively.

15. COMMON AND PREFERRED STOCK CASH DIVIDENDS

In March 2009, the Company’s board of directors suspended its quarterly cash dividends on the Company’s common stock based on adverse economic conditions and the Company’s then recent losses. The board of directors determined that this is a prudent, safe and sound practice to preserve capital, and does not expect to resume the payment of cash dividends in the foreseeable future. Unless the preferred stock issued to the Treasury Department in the TARP Capital Purchase Program has been redeemed, the Company will not be permitted to resume paying cash dividends without the consent of the Treasury Department until December 2011. In addition, the Bank and the Company had each entered into informal regulatory agreements with the respective regulatory agency or agencies, pursuant to which both the Bank and the Company must obtain prior regulatory approval to pay dividends. The Bank’s MOU with the FDIC and the DFI and the Company’s MOU with the FRB were lifted in September 2011 and October 2011, respectively.

The Company paid a preferred stock dividend of $688,000 on August 15, 2011 and accrued for the preferred stock dividends of $344,000 as of September 30, 2011 which will be included in the next payment scheduled on November 15, 2011.

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

17. EARNINGS (LOSS) PER COMMON SHARE

Common stock outstanding as of September 30, 2011 totaled 39,919,952 shares. The following table sets forth the Company’s earnings (loss) per common share calculation for the three and nine months ended September 30, 2011 and 2010, respectively:

	0000000	0000000	0000000	0000000	0000000	0000000
	Three Months Ended September 30,
	2011			2010
	(Dollars in thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic earnings per share
Net income	$9,393	39,876	$0.24	$5,963	39,902	$0.15
Less : preferred stock dividends and accretion of preferred stock discount	(757)	—	(0.02)	(748)	—	(0.02)

Income available to common shareholders	8,636	39,876	0.22	5,215	39,902	0.13
Effect of dilutive securities:
Stock options and restricted stock awards	—	57	—	—	10	—

Diluted earnings per share
Income available to common shareholders	$8,636	39,933	$0.22	$5,215	39,912	$0.13

	00000000	00000000	00000000	00000000	00000000	00000000
	Nine Months Ended September 30,
	2011			2010
	(Dollars in thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income (Loss)	Average Number of Shares	Per Share Amounts
Basic earnings (loss) per share
Net income	$19,174	39,866	$0.48	$16,233	33,763	$0.48
Less : preferred stock dividends and accretion of preferred stock discount	(2,261)	—	(0.06)	(31,246)	—	(0.92)

Income (loss) available to common shareholders	16,913	39,866	0.42	(15,013)	33,763	(0.44)
Effect of dilutive securities:
Stock options and restricted stock awards	—	66	—	—	—	—

Diluted earnings (loss) per share
Income (loss) available to common shareholders	$16,913	39,932	$0.42	$(15,013)	33,763	$(0.44)

The number of common shares underlying stock options which were outstanding but not included in the calculation of diluted earnings (loss) per share because they would have had an anti-dilutive effect amounted to approximately 0 and 10,703 shares for the three and nine months ended September 30, 2011, respectively, as compared to 717,000 and 678,000 for the same periods in 2010, respectively.

18. INCOME TAXES

The income tax provision amounted to $415,000 and $1.2 million for the three and nine months ended September 30, 2011 representing effective tax rates of 4.2% and 5.9%, respectively, as compared to income tax (benefit) provision of $(0.8) million and $4.4 million with effective tax rates of (16.5)% and 21.3%, respectively, for the same periods in 2010. The primary reasons for the difference from the federal statutory tax rate of 35% are the reduction in the valuation allowance for deferred taxes, the inclusion of state taxes and reductions related to tax favored investments in low-income housing, dividend exclusions, treatment of share-based payments amortization, an increase in cash surrender value of bank owned life insurance, California enterprise zone interest deductions and hiring credits, and nondeductible merger costs. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $353,000 and $1.1 million for the three and nine months ended September 30, 2011, respectively, as compared to $378,000 and $1.1 million for the same periods in 2010.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns. The Company’s net deferred tax assets were $20.0 million, net of a valuation allowance of $3.9 million as of September 30, 2011, and $14.4 million, net of a valuation allowance of $10.7 million as of December 31, 2010, respectively. The valuation allowance of $3.9 million was solely established for the state deferred income tax not expected to be realized. The reduction in the valuation allowance reduced income tax expense by $3.4 million and $6.4 million for the three and nine months ended September 30, 2011. The reduction in 2011 is primarily due to the pre-tax profit generated for the nine months ended September 30, 2011, which increased the cumulative taxable income available for carry-back for federal income tax purpose. As of September 30, 2011, the Company’s deferred tax assets were primarily due to the allowance for loan losses which was partially offset by a bargain purchase gain.

In assessing the future realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax planning strategies in making this assessment.

The Internal Revenue Service (the “IRS”) and the Franchise Tax Board (the “FTB”) have examined the Company’s consolidated federal income tax returns for tax years up to and including 2007. As of September 30, 2011, the Company was under examination by the IRS for the 2009 tax year and the FTB for the 2008-2009 tax years. The Company does not anticipate any material changes as a result of the IRS and the FTB examination. In addition, the Company does not have any unrecognized tax benefits subject to significant increase or decrease as a result of uncertainty.

19. FAIR VALUE MEASUREMENTS

Fair Values of Financial Instruments

The Company, using available market information and appropriate valuation methodologies available to management as of September 30, 2011 and December 31, 2010, has determined the estimated fair value of financial instruments. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Furthermore, fair values do not reflect any premium or discount that may result from offering the instruments for sale. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected.

The estimated fair values and related carrying amounts of the Company’s financial instruments as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
		(Dollars in thousands)
Assets:
Cash and cash equivalents	$306,145	$306,145	$258,920	$258,920
Investment securities available for sale	310,983	310,983	289,551	289,551
Non-covered loans held for sale, at the lower of cost or fair value	66,608	66,608	60,234	61,162
Federal Home Loan Bank and other equity stock	13,199	13,199	15,019	15,019
Non-covered loans, net	1,353,440	1,344,510	1,415,646	1,522,475
Covered loans, net	92,581	92,581	116,283	116,283
FDIC loss share receivable	17,503	17,503	23,991	23,991
Customers’ liability on acceptances	3,313	3,313	2,287	2,287
Accrued interest receivable	5,089	5,089	5,509	5,509
Income tax receivable	13,236	13,236	14,277	14,277
Liabilities:
Deposits	1,796,904	1,766,578	1,770,994	1,727,320
Other borrowed funds	132,130	138,287	188,670	197,781
Acceptances outstanding	3,313	3,313	2,287	2,287
Accrued interest payable	4,317	4,317	5,113	5,113
Long-term subordinated debentures	18,557	14,512	18,557	14,452
Accrued expenses and other liabilities	7,186	7,186	10,646	10,646
Off-balance sheet items:
Commitments to extend credit	213,192	273	158,828	204
Standby letter of credit	17,497	262	27,931	418
Commercial letters of credit	21,288	80	30,341	114
Performance bonds	301	4	222	3

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

Federal Home Loan Bank and Federal Reserve Bank stock—The carrying amounts approximate fair value, as the stocks may be sold back to the Federal Home Loan Bank and Federal Reserve Bank at carrying value.

FDIC Loss Share Receivable—The fair value of FDIC loss share receivable is based on the discounted value of expected future cash flows under the loss sharing agreement with the FDIC.

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

Non-covered SBA loans held for sale- Loans held for sale are measured at the lower of cost or fair value. As of September 30, 2011 and December 31, 2010, the Company had $61.6 million and $46.4 million of non-covered SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. As of September 30, 2011 and December 31, 2010, the entire balance of loans held for sale was recorded at its cost. The Company records non-covered SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Non-covered nonperforming loans held for sale- The Company reclassifies certain nonperforming loans when the decision to sell those loans is made. The fair value of nonperforming loans held for sale is generally based upon the quotes, bids or sales contract price which approximate the fair value. Nonperforming loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of September 30, 2011 and December 31, 2010, the Company had $5.0 million and $13.8 million of nonperforming loans held for sale, respectively. The Company measures nonperforming loans held for sale at fair value on a nonrecurring basis with Level 3 inputs.

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

Assets measured at fair value on a recurring basis by class as of September 30, 2011 and December 31, 2010 are as follows:

Assets measured at fair value on a recurring basis		Fair Value Measurements at Reporting Date Using
	Total as of 9/30/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
U.S. Treasury	$300	$300	$—	$—
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	38,118	—	38,118	—
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	163,428	—	163,428	—
Corporate trust preferred security	817	—	—	817
Mutual Funds backed by adjustable rate mortgages	5,257	—	5,257	—
Collateralized mortgage obligations	103,063	—	103,063	—

Total available-for-sale securities	$310,983	$300	$309,866	$817

	Total as of 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in thousands)
Available-for-sale securities:
U.S. Treasury	$300	$300	$—	$—
U.S. Governmental agencies and U.S. Government sponsored enterprise securities	58,607		58,607	—
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	157,099	—	157,099	—
Corporate trust preferred security	759	—	—	759
Mutual Funds backed by adjustable rate mortgages	5,073	—	5,073	—
Collateralized mortgage obligations	67,713	—	67,713	—

Total available-for-sale securities	$289,551	$300	$288,492	$759

The following table presents the Company’s reconciliation and statement of operations classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011 and 2010, respectively.

	Three months ended September 30,
	2011	2010
	(Dollars in thousands)
Balance, beginning of period	$756	$1,790
Purchases, Issuances and Settlements	—	—
Gain (Loss) in Earnings (Expenses)	—	—
Gain (Loss) in Other Comprehensive Income	61	(77)
Transfer in/out of Level 3	—	—

Balance, end of period	$817	$1,713

	Nine months ended September 30,
	2011	2010
	(Dollars in thousands)
Balance, beginning of period	$759	$2,404
Purchases, Issuances and Settlements	—	—
Gain (Loss) in Earnings (Expenses)	—	—
Gain (Loss) in Other Comprehensive Income	58	(691)
Transfer in/out of Level 3	—	—

Balance, end of period	$817	$1,713

The Company transfers its assets and liabilities measured at fair value to a different hierarchy when the valuation techniques and inputs used to develop fair value measurements change. Such transfers are recognized at the end of each quarterly period. There have been no transfers during the three and nine months ended September 30, 2011.

The following table presents the aggregate balance of assets measured at estimated fair value on a nonrecurring basis as of September 30, 2011 and 2010 and the total losses resulting from these fair value adjustments for the nine months ended September 30, 2011 and 2010:

	As of September 30, 2011				Total Losses
	Level 1	Level 2	Level 3	Total
		(Dollars in thousands)
Non-covered SBA loans held for sale	$—	$705	$—	$705	$80
Non-covered nonperforming loans held for sale	—	—	4,975	4,975	1,720
Non-covered impaired loans	—	—	50,637	50,637	9,057
Non-covered OREO	—	—	947	947	786
Covered OREO	—	—	904	904	664

Total	$—	$705	$57,463	$58,168	$12,307

	As of September 30, 2010
	Level 1	Level 2	Level 3	Total	Total Losses
		(Dollars in thousands)
Non-covered SBA loans held for sale	$—	$23	$—	$23	$4
Non-covered nonperforming loans held for sale	—	—	12,784	12,784	4,558
Non-covered impaired loans	—	—	49,452	49,452	8,906
Non-covered OREO	—	—	1,193	1,193	1,047

Total	$—	$23	$63,429	$63,452	$14,515

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

20. SUBSEQUENT EVENTS

During the third quarter of 2011, the Company initiated a relatively small bulk sale that included 11 loans aggregating $5.0 million and concluded the transaction in October 2011. Including this $5.0 million, a total loan balance of $10.2 million was transferred to loans held for sale during the third quarter of 2011.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the major factors that influenced the Company’s consolidated results of operations for the three and nine months ended September 30, 2011 and 2010 and financial condition as of September 30, 2011 and December 31, 2010. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 and with the unaudited interim consolidated financial statements and notes as set forth in this report.

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

The boards of directors of both companies have unanimously approved the transaction. Both our shareholders and Nara Bancorp’s have approved the merger at separate meetings, both held on September 21, 2011. On November 7, 2011, the company announced receipt of approval from the FDIC of the planned merger of Nara Bank and Center Bank. This represents the final regulatory approval required for the merger of the companies. Approvals have previously been received from the DFI and the FRB. The merger is expected to close by end of November 2011, subject to customary closing conditions.

Please see our current report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on December 9, 2010 for a more complete description of the merger agreement. In addition, in connection with the proposed merger, Nara Bancorp filed with the SEC a Registration Statement on Form S-4 that includes a Joint Proxy Statement/Prospectus of Center Financial and Nara Bancorp, as well as other relevant documents concerning the proposed transaction. Shareholders are urged to read the Registration Statement and the Joint Proxy Statement/Prospectus regarding the merger and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information. You may obtain a free copy of the Joint Proxy Statement/Prospectus, as well as other filings containing information about Center Financial and Nara Bancorp at the SEC’s Internet website (www.sec.gov). You may also obtain these documents, free of charge, from Center Financial’s website www.centerbank.com under the tab “Investor Relations” and then under the heading “SEC Filings”.

Informal Regulatory Agreements

Effective December 28, 2010, the Bank entered into a memorandum of understanding (“MOU”) with the FDIC and the DFI replacing the previous MOU dated December 18, 2009. The MOU is an informal administrative agreement pursuant to which the Bank had agreed to take various actions and comply with certain requirements to facilitate improvement in its financial condition. In September 2011, the Bank’s MOU with the FDIC and DFI was lifted.

On December 9, 2009, Center Financial entered into an MOU with the Federal Reserve Bank of San Francisco (the “FRB”) pursuant to which the Company agreed, among other things, to (i) take steps to ensure that the Bank complies with the Bank’s MOU; (ii) implement a capital plan addressing specified items and submit the plan to the FRB for approval; (iii) submit annual cash flow projections to the FRB; (iv) refrain from paying cash dividends, receiving cash dividends from the Bank, increasing or guaranteeing debt, redeeming or repurchasing its stock, or issuing any additional trust preferred securities, without prior FRB approval; and (v) submit written quarterly progress reports to the FRB detailing compliance with the MOU. In October 2011, the Company’s MOU with the FRB was lifted.

EXECUTIVE OVERVIEW

The Company recorded consolidated net income of $9.4 million and $19.2 million and income of $0.22 and $0.42 per diluted common share, respectively, for the three and nine months ended September 30, 2011 as compared to consolidated net income of $6.0 million and $16.2 million and income of $0.13 and a loss of $0.44 per diluted common share for the same periods in 2010, respectively. The following were significant highlights related to the results during the three and nine months ended September 30, 2011 as compared to the corresponding periods of 2010:

•

The provision for loan losses on non-covered loans was $1.2 million and $12.2 million for the three and nine months ended September 30, 2011, respectively, compared to $4.0 million and $16.0 million for the same periods in 2010, respectively. The decrease for the nine month period was primarily due to a continued stabilization of risk factors as evidenced by four consecutive quarters of declining net charge-offs, and decrease in the level of nonperforming loans.

•

Gain on sale of SBA loans of $1.9 million and $7.6 million was recorded during the three and nine months ended September 30, 2011 compared to $257,000 and $1.5 million for the same periods in 2010. The Company sold $81.5 million of SBA loans to secondary market during the nine months ended September 30, 2011 compared to sale of $18.3 million for the same period in 2010.

•

Net interest income before provision for loan losses was $17.2 million and $51.0 million for the three and nine months ended September 30, 2011 as compared to $17.1 million and $51.0 million for the same periods in 2010, respectively. The net interest margin for the three and nine months ended September 30, 2011 decreased to 3.19% and 3.19% from 3.20% and 3.25% for the same periods in 2010, respectively. There was virtually no change in net interest income for the three and nine months ended September 30, 2011 compared to the same periods in 2010 due primarily to the decreases in interest income being offset by the decreases in interest expense. The decreases in interest income were mainly due to rate reductions in loans and investment during the nine months period. The decreases in interest expense mainly resulted from rate and volume reductions in time certificates of deposit during the nine months period.

•

The income tax provision amounted to $415,000 and $1.2 million for the three and nine months ended September 30, 2011 representing effective tax rates of 4.2% and 5.9%, respectively, as compared to income tax (benefit) provision of $(0.8) million and $4.4 million with effective tax rates of (16.5)% and 21.3%, respectively, for the same periods in 2010. The Company’s net deferred tax assets were $20.0 million, net of a valuation allowance of $3.9 million as of September 30, 2011, and $14.4 million, net of a valuation allowance of $10.7 million as of December 31, 2010, respectively. The valuation allowance of $3.9 million was solely established for the state deferred income tax not expected to be realized. The reduction in the valuation allowance reduced income tax expense by $3.4 million and $6.4 million for the three and nine months ended September 30, 2011 due to the pre-tax profit generated for the nine months ended September 30, 2011, which increased the cumulative taxable income available for carry-back for federal income tax purpose.

•

The Company’s efficiency ratio decreased to 52.5% for the three months ended September 30, 2011 compared to 57.6% for the same period in 2010 and increased to 53.8% for the nine months ended September 30, 2011 compared to 49.2% for the same period in 2010. The decrease for the three months ended September 30, 2011 primarily relate to an increase in gain on sale of SBA loans while there was no significant change in net interest income and noninterest expense. The increase for the nine months ended September 30, 2011 was mainly due to an increase in salaries expense coupled with the decrease in noninterest income. Despite the increase in gain on sale of SBA loans of $6.0 million in 2011, noninterest income in 2010 included gain on business acquisition of $5.9 million and gain on sale of available-for-sale securities of $2.2 million.

•

Return on average assets increased to 1.63% and 1.12%, respectively, for the three and nine months ended September 30, 2011, compared to 1.04% and 0.97% during the same periods in 2010, respectively. Return on average equity also increased to 12.89% and 9.08%, respectively, for the three and nine months ended September 30, 2011, compared to 8.83% and 8.29% during the same periods in 2010, respectively. The increases in return on average assets and the return on average equity were due primarily to the reduction in provision for loan losses and the increase in noninterest income primarily resulting from the gain on sales of SBA loan in 2011.

The following are important factors in understanding the Company’s financial condition and liquidity:

•

The Company’s gross non-covered loans, which included loans held for sale, decreased by $58.8 million, or 3.8%, during the nine months ended September 30, 2011. Net non-covered loans and loans held for sale decreased by $55.8 million, or 3.8%, to $1.42 billion as of September 30, 2011, as compared to $1.48 billion as of December 31, 2010. The decrease in the non-covered loan portfolio mainly resulted from sale of $81.5 million of guaranteed portion of SBA loans, charge-offs of $18.6 million, and notes sale of $13.3 million exclusive of the portion financed by the Company in commercial loans, coupled with the fact that new loan originations were slow due to continued economic instability during the nine months ended September 30, 2011.

•

Total non-covered nonperforming loans decreased to $34.4 million as of September 30, 2011 from $45.5 million as of December 31, 2010 and from $43.2 million as of September 30, 2010. The decrease from December 31, 2010 to September 30, 2011 resulted primarily from the decreases in nonperforming commercial real estate loans of $14.9 million, offset by the increases in nonperforming commercial business loans of $3.6 million. In addition, non-covered nonperforming loans of $17.2 million were reclassified as non-covered loans held for sale during the nine months ended September 30, 2011.

•

Total deposits increased slightly by $25.9 million or 1.5% to $1.80 billion as of September 30, 2011 compared to $1.77 billion as of December 31, 2010. Noninterest-bearing demand deposits as a percentage of total deposits increased to 27.8% as of September 30, 2011, compared to 22.4% as of December 31, 2010 and 21.40% as of September 30, 2010.

•	The ratio of net covered and non-covered loans to total deposits decreased to 84.2% as of September 30, 2011 as compared to 89.9% as of December 31, 2010.

EARNINGS PERFORMANCE ANALYSIS

As previously noted and reflected in the interim consolidated statements of operations, the Company recorded consolidated net income of $9.4 million and $19.2 million during the three and nine months ended September 30, 2011, respectively, compared to consolidated net income of $6.0 million and $16.2 million during the same periods in 2010, respectively. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and noninterest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

Net Interest Income and Net Interest Margin

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability component for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011			2010 7)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield 1)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield 1)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans 2)	$1,518,771	$20,668	5.40%	$1,523,012	$22,472	5.85%
Federal funds sold	1,094	1	0.36	228,116	127	0.22
Investments 3)	319,131	2,011	2.50	299,601	1,499	1.99
Money market funds and interest-earning deposits 4)	302,254	182	0.24	72,172	41	0.23

Total interest-earning assets	2,141,250	22,862	4.24	2,122,901	24,139	4.51

Noninterest-earning assets:
Cash and due from banks	37,640			37,695
Bank premises and equipment, net	12,567			13,091
Customers’ acceptances outstanding	2,902			2,100
Accrued interest receivables	4,761			5,012
Other assets	88,803			102,399

Total noninterest-earning assets	146,673			160,297

Total assets	$2,287,923			$2,283,198

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$564,554	$1,275	0.90%	$519,943	$1,499	1.14%
Savings	90,292	537	2.36	92,288	589	2.53
Time certificates of deposit over $100,000	394,967	1,095	1.10	505,758	1,757	1.38
Other time certificates of deposit	301,363	1,040	1.37	301,881	1,292	1.70

	1,351,176	3,947	1.16	1,419,870	5,137	1.44
Other borrowed funds	148,942	1,570	4.18	169,844	1,747	4.08
Long-term subordinated debentures	18,557	143	3.06	18,557	155	3.31

Total interest-bearing liabilities	1,518,675	5,660	1.48	1,608,271	7,039	1.74

Noninterest-bearing liabilities:
Demand deposits	464,340			379,286

Total funding liabilities	1,983,015		1.13%	1,987,557		1.41%

Other liabilities	15,857			27,722

Total noninterest-bearing liabilities	480,197			407,008
Shareholders’ equity	289,051			267,919

Total liabilities and shareholders’ equity	$2,287,923			$2,283,198

Net interest income		$17,202			$17,100

Cost of deposits			0.86%			1.13%

Net interest spread 5)			2.76%			2.77%

Net interest margin 6)			3.19%			3.20%

1)	Average rates/yields for these periods have been annualized.
2)	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees (costs) included in interest income were approximately ($195,000) for the three months ended September 30, 2011 as compared to $58,000 for the same period in 2010, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.
3)	Investments include securities available for sale, securities held to maturity, FHLB and FRB stock.
4)	Money market funds and interest-earning deposits include FHLB, FRB, money market funds and interest-bearing deposits in other banks.
5)	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
6)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets as adjusted for tax equivalent basis for any tax advantaged income.
7)	The 2010 information has been revised to include the cash balance of Federal Reserve deposits and related interest income consistent with the 2011 presentation.

	Nine Months Ended September 30,
	2011			2010 7)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield 1)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield 1)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans 2)	$1,525,759	$62,584	5.48%	$1,539,882	$64,430	5.59%
Federal funds sold	24,779	44	0.24	173,785	289	0.22
Investments 3)	314,332	5,902	2.51	325,373	7,290	3.00
Money market funds and interest-earning deposits 4)	273,373	487	0.24	61,412	111	0.24

Total interest-earning assets	2,138,243	69,017	4.32	2,100,452	72,120	4.59

Noninterest-earning assets:
Cash and due from banks	36,591			37,430
Bank premises and equipment, net	12,990			13,099
Customers’ acceptances outstanding	2,360			2,283
Accrued interest receivables	4,812			5,890
Other assets	90,485			82,536

Total noninterest-earning assets	147,238			141,238

Total assets	$2,285,481			$2,241,690

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market and NOW accounts	$543,589	$4,120	1.01%	$500,282	$4,163	1.11%
Savings	89,111	1,644	2.47	93,068	1,819	2.61
Time certificates of deposit over $100,000	426,845	3,753	1.18	511,853	5,930	1.55
Other time certificates of deposit	310,531	3,358	1.45	275,656	3,746	1.82

	1,370,076	12,875	1.26	1,380,859	15,658	1.52
Other borrowed funds	164,553	4,760	3.87	166,811	5,021	4.02
Long-term subordinated debentures	18,557	427	3.08	18,557	438	3.16

Total interest-bearing liabilities	1,553,186	18,062	1.55	1,566,227	21,117	1.80

Noninterest-bearing liabilities:
Demand deposits	432,014			370,831

Total funding liabilities	1,985,200		1.22%	1,937,058		1.46%

Other liabilities	17,919			42,879

Total noninterest-bearing liabilities	449,933			413,710
Shareholders’ equity	282,362			261,753

Total liabilities and shareholders’ equity	$2,285,481			$2,241,690

Net interest income		$50,955			$51,003

Cost of deposits			0.96%			1.20%

Net interest spread 5)			2.77%			2.79%

Net interest margin 6)			3.19%			3.25%

1)	Average rates/yields for these periods have been annualized.
2)	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees (costs) included in interest income were approximately ($354,000) for the nine months ended September 30, 2011 as compared to $190,000 for the same period in 2010, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.
3)	Investments include securities available for sale, securities held to maturity, FHLB and FRB stock.
4)	Money market funds and interest-earning deposits include FHLB, FRB, money market funds and interest-bearing deposits in other banks.
5)	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
6)	Represents net interest income before provision for loan losses as a percentage of average interest-earning assets as adjusted for tax equivalent basis for any tax advantaged income.
7)	The 2010 information has been revised to include the cash balance of Federal Reserve deposits and related interest income consistent with the 2011 presentation.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume) and (ii) changes in interest rates (rate):

	Three Months Ended September 30, 2011 vs. 2010 Increase (Decrease) Due to Change In			Nine Months Ended September 30, 2011 vs. 2010 Increase (Decrease) Due to Change In
	Volume	Rate 1)	Total	Volume	Rate 1)	Total
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Loans 2)	$(63)	$(1,741)	$(1,804)	$(587)	$(1,259)	$(1,846)
Federal funds sold	(176)	50	(126)	(264)	19	(245)
Investments	103	409	512	(240)	(1,148)	(1,388)
Money market funds and interest-earning deposits	139	2	141	378	(2)	376

Total earning assets	3	(1,280)	(1,277)	(713)	(2,390)	(3,103)

Interest expense:
Money market and super NOW accounts	121	(345)	(224)	344	(387)	(43)
Savings deposits	(13)	(39)	(52)	(75)	(100)	(175)
Time certificates of deposit	(346)	(568)	(914)	(451)	(2,114)	(2,565)
Other borrowings	(219)	42	(177)	(67)	(194)	(261)
Long-term subordinated debentures	—	(12)	(12)	—	(11)	(11)

Total interest-bearing liabilities	(457)	(922)	(1,379)	(249)	(2,806)	(3,055)

Net interest income before provision for loan losses	$460	$(358)	$102	$(464)	$416	$(48)

1)	Average rates/yields for these periods have been annualized.
2)	Loans are net of the allowance for loan losses, deferred fees, and discount on SBA loans retained. Loan fees (costs) included in interest income were approximately ($195,000) and ($354,000) for the three and nine months ended September 30, 2011, respectively, as compared to $58,000 and $190,000 for the same periods in 2010, respectively. Amortized loan fees have been included in the calculation of net interest income. Nonperforming loans have been included in the table for computation purposes, but the foregone interest on such loans is excluded.

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources. The Company’s net interest margin is its taxable-equivalent net interest income expressed as a percentage of its average earning assets.

Total interest and dividend income for the three and nine months ended September 30, 2011 was $22.9 million and $69.0 million, respectively, compared to $24.1 million and $72.1 million for the same periods in 2010. The decrease for the nine months ended September 30, 2011 was due primarily to the reduction in interest rates of loans and investment portfolio. Average yield on earning assets decreased to 4.24% and 4.32% for the three and nine months ended September 30, 2011 from 4.51% and 4.59% for the same periods in 2010, respectively. In addition, interest income on non-accrual loans amounting to approximately $308,000 and $657,000 was not recognized during the three and nine months ended September 30, 2011, compared to $0.4 million and $1.6 million for the same periods in 2010, respectively.

Total interest expense for the three and nine months ended September 30, 2011 decreased to $5.7 million and $18.1 million, respectively, compared to $7.0 million and $21.1 million during the same periods in 2010, respectively. The decreases were due primarily to the decreases in interest rate and average balance for time certificates of deposit during the past year. Average deposit cost decreased to 0.86% and 0.96% for the three and nine months ended September 30, 2011 compared to 1.13% and 1.20% during the same periods in 2010, respectively. Average interest bearing liabilities decreased to $1.55 billion for the nine months ended September 30, 2011 compared to $1.57 billion for the same period in 2010 and average noninterest-bearing demand deposits increased to $432.0 million for the nine months ended September 30, 2011 compared to $370.8 million for the same period in 2010.

As a result, net interest income before provision for loan losses remained virtually unchanged at $17.2 million and $51.0 million for three and nine months ended September 30, 2011, respectively, compared to $17.1 million and $51.0 million for the same periods in 2010, respectively. In addition, the net interest margin decreased to 3.19% and 3.19% for the three and nine months ended September 30, 2011 compared to 3.20% and 3.25% for the same periods in 2010, respectively. Annualized average yield of investments increased to 2.50% from 1.99% for the three months ended September 30, 2011 and 2010, respectively, and decreased to 2.51% from 3.00% for the nine months ended September 30, 2011 and 2010, respectively. Annualized average rate for time certificates of deposit over $100,000 decreased to 1.10% and 1.18%, respectively, for the three and nine months ended September 30, 2011 from 1.38% and 1.55%, respectively, during the same periods in 2010. Management historically evaluated and reported net interest margin excluding the cash balances of Federal Reserve deposits as they believed it to be a more meaningful measurement of trends in the loan and investment yields in relation to costs of deposits and borrowings. The reported net interest margin, which now includes the impact of these deposit balances and related income, is heavily affected this year by the higher balances of Federal Reserve deposits, which earn a nominal interest rate. Excluding the impact of Federal Reserve deposits from the calculation, net interest margin for the three and nine months ended September 2011 were 3.67% and 3.62%.

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

The provision for loan losses on non-covered loans was $1.2 million and $12.2 million for the three and nine months ended September 30, 2011 compared to $4.0 million and $16.0 million for the same periods in 2010. The decrease for the nine months period was primarily due to a stabilization of risk factors as indicated by four consecutive quarters of declining net charge-offs as well as quarter over quarter decline in past due and nonperforming loans. Management believes that the $12.2 million loan loss provision for non-covered loans was adequate for the nine months ended September 30, 2011 and that the allowance for loans losses of $47.1 million (excluding $1.0 million for covered loans) as of September 30, 2011 is adequate to absorb losses inherent in the Company’s loan portfolio.

While management believes that the allowance for loan losses, representing 3.21% of total non-covered loans as of September 30, 2011 was adequate, future additions to the allowance will be subject to continuing evaluation of the estimated, inherent and other known risks in the loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses on non-covered loans.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	0000000	0000000	0000000	0000000	0000000	0000000
	Three Months Ended September 30,
	2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Increase (Decrease)
					Amount	Percentage
	(Dollars in thousands)
Customer service fees	$1,727	28.93%	$2,043	46.34%	$(316)	(15.47)%
Fee income from trade finance transactions	623	10.44	684	15.51	(61)	(8.92)
Wire transfer fees	330	5.53	321	7.28	9	2.80
Net gain on sale of loans	1,896	31.76	257	5.83	1,639	637.74
Loan service fees	526	8.81	565	12.81	(39)	(6.90)
Increase in FDIC loss share receivable	308	5.16	105	2.38	203	193.33
Other income	560	9.37	434	9.85	126	29.03

Total noninterest income	$5,970	100.00	$4,409	100.00	$1,561	35.40

As a percentage of average earning assets		1.11%		0.85%

	Nine Months Ended September 30,
	2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Increase (Decrease)
					Amount	Percentage
	(Dollars in thousands)
Customer service fees	$5,308	27.16%	$6,161	29.12%	$(853)	(13.85)%
Fee income from trade finance transactions	1,924	9.84	2,062	9.75	(138)	(6.69)
Wire transfer fees	987	5.05	933	4.41	54	5.79
Gain on business acquisition	—	—	5,900	27.89	(5,900)	(100.00)
Net gain on sale of loans	7,448	38.11	1,460	6.90	5,988	410.14
Net gain on sale of securities available for sale	—	—	2,209	10.44	(2,209)	(100.00)
Loan service fees	1,896	9.70	1,153	5.45	743	64.44
Increase in FDIC loss share receivable	471	2.41	105	0.50	366	348.57
Other income	1,509	7.73	1,174	5.54	335	28.53

Total noninterest income	$19,543	100.00	$21,157	100.00	$(1,614)	(7.63)

As a percentage of average earning assets		1.22%		1.39%

The increase in noninterest income for the three months ended September 30, 2011 compared to the same period in 2010 was primarily due to the gain on sale of SBA loans during third quarter of 2011, and the decrease for nine months ended September 30, 2011 compared to the same period in 2010 was mainly due to the gain on business combination and gain on sale of securities available for sale incurred in 2010 but not in 2011, offset by the increase in gain on sale of SBA loans in 2011. The decrease in customer service fees was due primarily to a decrease in overdraft fee charges for ATM and one-time debit card transactions. The Company sold $81.5 million of SBA loans to the secondary market, realizing gains of $7.6 million during the nine months ended September 30, 2011 compared to the sale of $18.3 million with gains of $1.5 million during the same period in 2010. The increase in loan service fees for the nine months ended September 30, 2011 was a result of increasing SBA loans sold in 2011 compared to 2010. The Company was servicing $324.0 million of sold SBA loans as of September 30, 2011 compared to $305.4 million as of September 30, 2010.

Noninterest income as a percentage of average earning assets remained at a similar level at 1.11% and 1.22%, respectively, for the three and nine months ended September 30, 2011 compared to 0.85% and 1.39%, respectively, for the same periods in 2010.

Noninterest Expense

The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,
	2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Increase (Decrease)
					Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,214	42.87%	$4,653	37.55%	$561	12.06%
Occupancy	1,260	10.36	1,388	11.20	(128)	(9.22)
Furniture, fixtures, and equipment	549	4.51	756	6.10	(207)	(27.38)
Data processing	615	5.06	832	6.71	(217)	(26.08)
Legal fees	239	1.96	567	4.58	(328)	(57.85)
Accounting and other professional fees	466	3.83	309	2.49	157	50.81
Business promotion and advertising	206	1.69	376	3.03	(170)	(45.21)
Supplies and communication	280	2.30	440	3.56	(160)	(36.36)
Security service	303	2.49	320	2.58	(17)	(5.31)
Regulatory assessment	771	6.34	1,073	8.66	(302)	(28.15)
Merger related expenses	477	3.92	—	—	477	100.00
Net OREO related expenses	577	4.74	170	1.37	407	239.41
Other operating expenses	1,207	9.93	1,508	12.17	(301)	(19.96)

Total noninterest expense	$12,164	100.00	$12,392	100.00	$(228)	(1.84)

As a percentage of average earning assets	2.25%		2.40%
Efficiency ratio	52.49		57.61

	Nine Months Ended September 30,
	2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Increase (Decrease)
					Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$15,654	41.29%	$13,640	38.39%	$2,014	14.77%
Occupancy	3,994	10.53	4,020	11.32	(26)	(0.65)
Furniture, fixtures, and equipment	1,671	4.41	1,903	5.36	(232)	(12.19)
Data processing	1,938	5.11	1,950	5.49	(12)	(0.62)
Legal fees	941	2.48	1,152	3.24	(211)	(18.32)
Accounting and other professional fees	1,378	3.63	1,170	3.29	208	17.78
Business promotion and advertising	942	2.48	1,048	2.95	(106)	(10.11)
Supplies and communication	965	2.54	1,100	3.11	(135)	(12.27)
Security service	905	2.39	840	2.36	65	7.74
Regulatory assessment	2,821	7.44	3,096	8.71	(275)	(8.88)
Merger related expenses	1,114	2.94	129	0.36	985	763.57
Net OREO related expenses	1,689	4.45	1,529	4.30	160	10.46
Other operating expenses	3,907	10.31	3,950	11.12	(43)	(1.09)

Total noninterest expense	$37,919	100.00	$35,527	100.00	$2,392	6.73

As a percentage of average earning assets	2.37%		2.33%
Efficiency ratio	53.79		49.23

For the three months ended September 30, 2011, the slight decrease in noninterest expenses was due mainly to the decrease in legal fees, regulatory assessment, and data processing fees offset by the increase in merger related expenses and net OREO related expenses. For the nine months ended September 30, 2011, the increase in noninterest expense was due primarily to increases in salaries and employee benefits and merger related expenses compared to the same periods in 2010. The increase in salaries and employee benefits for the nine months ended September 30, 2011 was due mainly to a company-wide salary increases and a reinstatement of 401(K) company matching.

Noninterest expense as a percentage of average earning assets remained at a similar level at 2.25% and 2.37%, respectively, for the three and nine months ended September 30, 2011 compared to 2.40% and 2.33%, respectively, for the same periods in 2010.

The Company’s efficiency ratio, which is defined as noninterest expense divided by the sum of net interest income and noninterest income, decreased to 52.49% from 57.61% for the three months ended September 30, 2011 and 2010, respectively, and increased to 53.79% from 49.23% for the nine months ended September 30, 2011 and 2010, respectively. The decrease for the three months ended September 30, 2011 primarily related to an increase in noninterest income. The increase for the nine months ended September 30, 2011 was mainly to an increases in noninterest expenses while there was no significant change in net interest income.

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

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax returns. The Company’s net deferred tax asset was $20.0 million as of September 30, 2011 compared to $14.4 million as of December 31, 2010. As of September 30, 2011, the Company’s deferred tax assets were primarily due to the tax basis differences related the allowance for loan losses which was partially offset by a basis difference of the acquired assets and liabilities.

As of September 30, 2011, the Company maintained a valuation reserve of $3.9 million against its deferred tax assets. This was a $6.7 million decline from the valuation reserve balance as of December 31, 2010. This reduction in the valuation reserve reduced income tax expense by $3.4 million and $6.4 million for the three and nine months ended September 30, 2011. The reduction in 2011 is primarily due to the pre-tax profit generated for the nine months ended September 30, 2011, which increased the cumulative taxable income available for carry-back for federal income tax purpose.

The income tax provision amounted to $415,000 and $1.2 million for the three and nine months ended September 30, 2011 representing effective tax rates of 4.2% and 5.9%, respectively, compared to income tax (benefit) provision of $(0.8) million and $4.4 million for the same periods in 2010 representing effective tax rates of (16.5)% and 21.3%, respectively. The primary reasons for the difference from the federal statutory tax rate of 35% are the reduction in the valuation reserve for deferred tax assets as discussed above, inclusion of state taxes and reductions related to tax favored investments in low-income housing, dividend exclusions, treatment of share-based payments amortization, an increase in cash surrender value of bank owned life insurance, California enterprise zone interest deductions and hiring credits, and nondeductible merger costs. The Company reduced taxes utilizing the tax credits from investments in the low-income housing projects in the amount of $1.1 million for the nine months ended September 30, 2011 and 2010, respectively.

It is management’s policy to separately disclose any penalties or interest arising from the application of federal or state income taxes. There were no penalties or interest assessed for the nine months ended September 30, 2011.

The Internal Revenue Service (the “IRS”) and the Franchise Tax Board (the “FTB”) have examined the Company’s consolidated federal income tax returns for tax years up to and including 2007. As of September 30, 2011, the Company was under examination by the IRS for 2009 tax year and the FTB for the 2008-2009 tax years. The Company does not anticipate any material changes as a result of the IRS and the FTB examination. In addition, the Company does not have any unrecognized tax benefits subject to significant increase or decrease as a result of uncertainty.

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

Investment Portfolio

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	As of September 30, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$300	$—	$—	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	37,935	183	—	38,118
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	157,440	6,010	(22)	163,428
Corporate trust preferred security	2,747	—	(1,930)	817
Mutual funds backed by adjustable rate mortgages	5,000	257	—	5,257
Collateralized mortgage obligations	101,483	1,669	(89)	103,063

Total securities available for sale	$304,905	$8,119	$(2,041)	$310,983

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(Dollars in thousands)
Available for Sale:
U.S. Treasury	$300	$—	$—	$300
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	58,994	94	(481)	58,607
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	154,149	3,549	(599)	157,099
Corporate trust preferred security	2,738	—	(1,979)	759
Mutual funds backed by adjustable rate mortgages	5,000	73	—	5,073
Collateralized mortgage obligations	67,063	816	(166)	67,713

Total securities available for sale	$288,244	$4,532	$(3,225)	$289,551

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

As of September 30, 2011, securities available for sale totaled $311.0 million, compared to $289.6 million as of December 31, 2010. Securities available for sale as a percentage of total assets increased to 13.8% as of September 30, 2011 compared to 12.8% as of December 31, 2010.

Available-for-sale securities represented 100.0% of the investment portfolio as of September 30, 2011 and December 31, 2010. For the three and nine months ended September 30, 2011, the yields on the average investment portfolio were 2.50% and 2.51%, respectively, as compared to 1.99% and 3.00% for the same periods in 2010, respectively. Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available-for-sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

The following table summarizes, as of September 30, 2011, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

	Within one Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale (Fair Value):
U.S. Treasury	$300	0.05%	$—	—%	$—	—%	$—	—%	$300	0.05%
U.S. Governmental agencies securities and U.S Government sponsored enterprise securities	—	—	38,118	1.32	—	—	—	—	38,118	1.32
U.S. Governmental agencies and U.S. Government sponsored and enterprise mortgage-backed securities	—	—	994	4.51	65,572	2.85	96,862	3.28	163,428	3.11
Corporate trust preferred security	—	—	—	—	—	—	817	11.70	817	11.70
Mutual funds backed by adjustable rate mortgages	5,257	3.05	—	—	—	—	—	—	5,257	3.05
Collateralized mortgage obligations	—	—	967	2.37	26,972	1.96	75,124	2.31	103,063	2.22

Total available for sale	$5,557	2.89	$40,079	1.42	$92,544	2.59	$172,803	2.90	$310,983	2.62

The following tables show the Company’s investments with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental agencies securities and U.S. Government sponsored enterprise securities	$—	$—	$—	$—	$—	$—
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	2,260	(22)	—	—	2,260	(22)
Corporate trust preferred security	—	—	817	(1,930)	817	(1,930)
Collateralized mortgage obligations	12,041	(61)	4,165	(28)	16,206	(89)

Total	$14,301	$(83)	$4,982	$(1,958)	$19,283	$(2,041)

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. Governmental agencies and U.S. Government sponsored enterprise securities	$33,486	$(481)	$—	$—	$33,486	$(481)
U.S. Governmental agencies and U.S. Government sponsored enterprise mortgage-backed securities	27,084	(599)	—	—	27,084	(599)
Corporate trust preferred security	—	—	759	(1,979)	759	(1,979)
Collateralized mortgage obligations	20,369	(166)	—	—	20,369	(166)

Total	$80,939	$(1,246)	$759	$(1,979)	$81,698	$(3,225)

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

As of September 30, 2011, the Company had a total fair value of $19.3 million of securities with unrealized losses of $2.0 million. We believe these unrealized losses are due to a temporary condition, primarily changes in interest rates, and do not reflect a deterioration of credit quality of the issuers. The market value of securities that have been in a continuous loss position for 12 months or more as of September 30, 2011 was $5.0 million with unrealized losses of $2.0 million.

All individual securities that have been in a continuous unrealized loss position as of September 30, 2011 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of September 30, 2011. These securities have decreased in value since their purchase dates as market interest rates have changed. However, the Company does not have the intention to sell and does not believe it will be required to sell these securities until maturities.

The Company owns one collateralized debt obligation (“CDO”) security that is backed by trust preferred securities (“TRUPS”) issued by banks and thrifts. As of September 30, 2011, the fair value of the security was $0.8 million.

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

•

Liquidity discount factor: A regression model is run based on historical data to determine an appropriate spread for the security in a liquid market. Using that liquid market spread plus current market interest rates, the EFV cash flows are discounted to arrive an orderly liquid exit value

The Company considers numerous factors to determine any OTTI for the CDO TRUPS security including review of trustee reports, monitoring of “break in yield” tests, analysis of current defaults and deferrals and the expectation for future defaults and deferrals. The Company reviews the key financial characteristics for individual issuers (commercial banks or thrifts) in the CDO TRUPS security and considers capital ratios, leverage ratios, nonperforming loan and nonperforming asset ratios, in addition to the credit ratings. The credit ratings of the Company’s CDO TRUPS security were “Ca” (Moody’s) and “C” (Fitch) as of September 30, 2011 and December 31, 2010.

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

Based on the results from the cash flow model, the CDO TRUPS security did not experience an adverse change in its cash flow status. As such, based on all of these factors, the Company determined that there was no OTTI adjustment required as of September 30, 2011. The risk of future OTTI will be highly dependent upon the performance of the underlying issuers. The Company does not have the intention to sell and does not believe it will be required to sell the CDO TRUPS security before maturity.

Non-covered Loan Portfolio

The following table sets forth the composition of the Company’s non-covered loan portfolio, segregated by class of loans, as of the dates indicated:

	September 30, 2011		December 31, 2010
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$9,407	0.7%	$14,803	1.0%
Commercial	894,686	60.9	914,003	59.8
Commercial:
Commercial	281,711	19.2	315,285	20.5
Trade Finance	63,860	4.3	71,174	4.7
SBA 1)	112,207	7.6	101,683	6.7
Others:
Consumer	57,514	3.9	71,279	4.7
Other 2)	50,048	3.4	40,039	2.6

Total Non-covered Loans 3)	1,469,433	100.0	1,528,266	100.0

Less:
Allowance for loan losses	47,098		52,047
Net deferred loan fees 4)	(454)		(523)
Discount on SBA loans retained	2,741		862

Net Non-covered Loans and Loans Held for Sale	$1,420,048		$1,475,880

1)	Includes non-covered SBA loans held for sale of $61.6 million and $46.4 million, at the lower of cost or fair value, as of September 30, 2011 and December 31, 2010, respectively.
2)	Consists of term fed funds sold for maturity of greater than 1 day, transactions in process and overdrafts.
3)	Real estate commercial loans are loans secured by deeds of trust on real estate. Balance includes non-covered loans held for sale $66.6 million and $60.2 million, at the lower of cost or fair value, as of September 30, 2011 and December 31, 2010, respectively.
4)	Includes advances on trust receipts, clean advances, cash advances, acceptances discounted, and documentary negotiable advances under commitments.

The Company’s total non-covered loans, which included loans held for sale, decreased by $58.8 million, or 3.8%, during the nine months ended September 30, 2011. Net non-covered loans and loans held for sale decreased by $55.8 million, or 3.8%, to $1.42 billion as of September 30, 2011, as compared to $1.48 billion as of December 31, 2010. The decrease in the loan portfolio was mainly the result of sale of $81.5 million of guaranteed portion of SBA loans, charge-offs of $18.6 million, and notes sale of $13.3 million exclusive of the portion financed by the Company in commercial loans, coupled with the fact that new loan originations were slow due to continued economic instability during the nine months ended September 30, 2011. Net non-covered loans and loans held for sale as of September 30, 2011 represented 62.9% of total assets, compared to 65.0% as of December 31, 2010.

The Company’s SBA portfolio increased to $112.2 million as of September 30, 2011 compared to $101.7 million as of December 31, 2010. During the nine months ended September 30, 2011, the Company sold $81.5 million of SBA loans to the secondary market compared to $15.3 million for the same period in 2010. As of September 30, 2011, the Company was servicing $324.0 million of sold SBA loans, compared to $270.0 million and $305.4 million as of December 31, 2010 and September 30, 2010, respectively.

Other loans mainly consist of term fed funds sold and virtually did not change during the past year. It is currently management’s intention to reduce the concentration of real estate loans in the loan portfolio. The Company has determined it has no reportable foreign credit risk.

Covered Loan Portfolio

Total covered loans, inclusive of fair value adjustment, were $93.6 million and $117.3 million as of September 30, 2011 and December 31, 2010, respectively. The following table presents the concentration of the covered loans, segregated by class of loans, as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real Estate:
Construction	$—	—%	$—	—%
Commercial - Real Estate	60,234	51.1	74,193	50.3
Commercial:
Commercial - Business	15,490	13.2	20,277	13.7
Trade Finance	—	—	—	—
SBA	41,508	35.3	52,681	35.7
Others:
Consumer	486	0.4	489	0.3

Gross Covered Loans	117,718	100.0	147,640	100.0

Covered loans discount	(24,101)		(30,344)

Total Covered Loans	93,617		117,296
Less:
Allowance for loan losses	1,010		1,010
Net deferred loan fees	26		3

Net Covered Loans	$92,581		$116,283

The covered loans are subject to a loss sharing agreement with the FDIC. Under the terms of the loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries. New loans made after acquisition date are not covered by the loss sharing agreement.

Non-covered Nonperforming Assets

Nonperforming assets are defined as loans on non-accrual status, loans 90 days or more past due but not on non-accrual status, restructured loans, and Other Real Estate Owned (“OREO”). Management generally places loans on non-accrual status when they become 90 days past due, unless they are both fully secured and in process of collection. OREO consists of real property acquired through foreclosure or similar means that management intends to offer for sale. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms, where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full. Troubled Debt Restructurings (“TDRs”) are considered non-performing assets for regulatory purposes even though they are fully performing and not on non-accrual status, and they are required to be disclosed. Performing TDRs which are not on non-accrual status are not considered non-covered nonperforming assets for purposes of computing the ratio of nonperforming assets as a percentage of total non-covered loans and OREO.

As of September 30, 2011, the Company held non-covered TDRs of $46.3 million, representing an increase of $7.2 million, or 18.4%, as compared to $39.1 million as of December 31, 2010. The increase in the non-covered TDRs was mainly result of one commercial business loan relationship for $8.0 million that became a TDR during the third quarter of 2011. The debtor has been making loan payments according to its restructured terms and conditions since July 2011.

A TDR is a debt restructuring in which a bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs may include, but are not necessarily limited to, one or a combination of the following:

1.	Transfer from the debtor to the creditor of receivables from third parties, real estate, or other assets to satisfy fully or partially a debt (including a transfer resulting from foreclosure or repossession)

2.	Issuance or other granting of an equity interest to the creditor by the debtor to satisfy fully or partially a debt unless the equity interest is granted pursuant to existing terms for converting the debt into an equity interest

3.	Modification of terms of a debt, such as one or a combination of any of the following:

a.	Reduction (absolute or contingent) of the stated interest rate for the remaining original life of the debt

b.	Extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk

c.	Reduction (absolute or contingent) of the face amount or maturity amount of the debt as stated in the instrument or other agreement

d.	Reduction (absolute or contingent) of accrued interest.

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

The TDRs are monitored on a monthly basis to review the performance of the restructured term. When it is determined that the future performance of TDR is uncertain of repayment in accordance with the new restructured term, the loan is placed on non-accrual. The TDRs are usually analyzed for impairment evaluation for a specific allowance when outstanding balance is $100,000 or more. The fair value of the collateral is used for nonperforming TDR and present value of expected future cash flow is used for performing TDR.

As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as a TDR. The Company usually identified as TDRs certain receivables for which the ALLL had previously been measured under a general ALLL methodology. Upon identifying those receivables as TDRs, the Company identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those receivables newly identified as impaired. At September 30, 2011, the recorded investment in receivables for which the ALLL was previously measured under a general ALLL methodology and are now considered as the TDRs under ASC 310-10-35 was $21.4 million, and the ALLL associated with those receivables, on the basis of current evaluation of loss, was $3.3 million.

92% of the TDRs as of September 30, 2011 are impaired, and $12.1 million were on non-accrual status. The remaining $34.2 million of the Company’s TDRs meet the conditions that qualify these loans as performing as of September 30, 2011.

The following table provides the information of the Company’s TDRs as of September 30, 2011:

	For the Three Months Ended September 30, 2011			For the Nine Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real Estate:
Construction	—	$—	$—	—	$—	$—
Commercial	6	7,444	7,451	9	11,316	11,296
Commercial:
Commercial	12	9,647	9,641	19	9,935	10,006
Trade Finance	—	—	—	—	—	—
SBA	1	47	47	2	105	104
Others:
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	19	$17,138	$17,139	30	$21,356	$21,406

	Number of Contracts	Recorded Investment		Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted
Real Estate:
Construction	—	$—		—	$—
Commercial	1	1,000		1	1,000
Commercial:
Commercial	2	144		4	636
Trade Finance	—	—		—	—
SBA	—	—		—	—
Others:
Consumer	—	—		—	—
Other	—	—		—	—

Total	3	$1,144		5	$1,636

The most of common types of modification that the Company provided for commercial real estate loans and commercial loans are interest rate reductions and loan payment adjustments. The loan payment adjustment typically involves deferment of principal payment for significant delay that increases uncertainty factor for full repayment of the loans. Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms. The subsequent default generally occurs when the borrower’s performance under the restructuring is not reasonably assured, and the loan is classified as a nonaccrual loan. The initial review for the subsequent default begins when the restructured loan is past due 30 days or more. The subsequent defaulted TDR is measured for impairment and subject to a formula allowance.

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

The following table provides information with respect to the components of the Company’s non-covered nonperforming assets as of the dates indicated:

	September 30, 2011	December 31, 2010	September 30, 2010
	(Dollars in thousands)
Non-covered nonperforming loans:
Real estate:
Construction	$1,270	$6,108	$4,029
Commercial - Real Estate	19,129	29,167	28,639
Commercial
Commercial - Business	7,275	5,696	7,631
Trade Finance	355	—	—
SBA	5,534	3,896	2,653
Other
Consumer	820	651	229
Other	—	—	—

Total non-covered nonperforming loans	34,383	45,518	43,181
Guaranteed portion of nonperforming loans	5,361	3,293	3,022

Total non-covered nonperforming loans, net of SBA guarantees	29,022	42,225	40,159
Non-covered OREO	947	937	4,548

Total non-covered nonperforming assets, net of SBA guarantees	$29,969	$43,162	$44,707

Performing TDR’s not included above	$34,208	$21,377	$23,898

Nonperforming loans, net of SBA guarantees as a percent of total non-covered loans	1.98%	2.76%	2.74%
Nonperforming assets, net of SBA guarantees as a percent of non-covered loans and OREO	2.04%	2.82%	3.04%
Allowance for loan losses to non-covered nonperforming loans, net of SBA guarantees	162.3%	123.3%	135.6%

Total non-covered nonperforming loans decreased to $34.4 million as of September 30, 2011 from $45.5 million as of December 31, 2010 and from $43.2 million as of September 30, 2010. The decrease from December 31, 2010 to September 30, 2011 primarily resulted from decreases in nonperforming commercial real estate loans of $10.0 million. In addition, non-covered nonperforming loans of $17.2 million were reclassified as non-covered loans held for sale during the nine months ended September 30, 2011.

Total non-covered nonperforming assets, net of SBA guarantees were $30.0 million, representing 2.04% of total non-covered loans and OREO as of September 30, 2011 compared to $43.2 million, representing 2.82% of total non-covered loans and OREO as of December 31, 2010. Total non-covered nonperforming loans, net of SBA guarantees, decreased to $29.0 million as of September 30, 2011 from $42.2 million as of December 31, 2010.

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

The following table provides information on non-covered impaired loans:

	Recorded Investment 1)	Unpaid Principal Balance 2)	Related Allowance	For the Nine Months Ended September 30, 2011		For the Three Months Ended September 30, 2011
				Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Real Estate
Construction	$1,268	$1,270	$—	$1,322	$—	$1,270	$—
Commercial - Real Estate	16,746	16,706	—	30,824	300	21,356	97
Commercial
Commercial - Business	3,783	3,758	—	6,528	198	3,889	42
Trade Finance	—	—	—	289	—	—	—
SBA	1,234	1,231	—	1,214	52	1,303	20
Others
Consumer	929	930	—	707	13	834	4
Other	—	—	—	—	—	—	—

Total	$23,960	$23,895	$—	$40,884	$563	$28,652	$163

With an allowance recorded:
Real Estate
Construction	$—	$—	$—	$1,796	$—	$—	$—
Commercial - Real Estate	29,789	29,611	7,591	24,516	677	31,166	278
Commercial
Commercial - Business	16,495	16,368	7,974	17,888	370	16,966	140
Trade Finance	1,241	1,215	644	1,042	29	1,260	11
SBA	304	326	283	412	12	279	—
Others
Consumer	314	314	75	703	36	481	12
Other	—	—	—	—	—	—	—

Total	$48,143	$47,834	$16,567	$46,357	$1,124	$50,152	$441

Total
Real Estate
Construction	$1,268	$1,270	$—	$3,118	$—	$1,270	$—
Commercial - Real Estate	46,535	46,317	7,591	55,340	977	52,522	375
Commercial
Commercial - Business	20,278	20,126	7,974	24,416	568	20,855	182
Trade Finance	1,241	1,215	644	1,331	29	1,260	11
SBA	1,538	1,557	283	1,626	64	1,582	20
Others
Consumer	1,243	1,244	75	1,410	49	1,315	16
Other	—	—	—	—	—	—	—

Total	$72,103	$71,729	$16,567	$87,241	$1,687	$78,804	$604

1)	Includes unpaid principal balance plus any accrued interest, net deferred fees.

	Recorded Investment 1)	Unpaid Principal Balance 2)	Related Allowance	For the Twelve Months Ended December 31, 2010
				Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Real Estate
Construction	$3,514	$3,501	$—	$2,841	$20
Commercial - Real Estate	45,251	45,042	—	53,451	798
Commercial
Commercial - Business	10,277	10,216	—	8,746	277
Trade Finance	—	—	—	80	4
SBA	490	488	—	383	41
Others
Consumer	646	646	—	538	21
Other	—	—	—	—	—

Total	$60,178	$59,893	$—	$66,039	$1,161

With an allowance recorded:
Real Estate
Construction	$2,606	$2,607	$223	$3,289	$—
Commercial - Real Estate	18,263	18,137	2,126	26,981	659
Commercial
Commercial - Business	13,758	13,649	8,022	6,111	165
Trade Finance	1,219	1,199	633	915	53
SBA	1,275	1,278	310	710	57
Others
Consumer	817	814	329	637	20
Other	—	—	—	—	—

Total	$37,938	$37,684	$11,643	$38,643	$954

Total
Real Estate
Construction	$6,120	$6,108	$223	$6,130	$20
Commercial - Real Estate	63,514	63,179	2,126	80,432	1,457
Commercial
Commercial - Business	24,035	23,865	8,022	14,857	442
Trade Finance	1,219	1,199	633	995	57
SBA	1,765	1,766	310	1,093	98
Others
Consumer	1,463	1,460	329	1,175	41
Other	—	—	—	—	—

Total	$98,116	$97,577	$11,643	$104,682	$2,115

1)	Includes unpaid principal balance plus any accrued interest, net deferred fees.

During the nine months of 2011, non-covered impaired loans decreased due primarily to charge-offs, reclassification to accrual status, and notes sale. As of September 30, 2011, specific reserves of $16.6 million represented 23.1% of the impaired loans as compared to 11.9% as of December 31, 2010.

Covered Nonperforming Assets

Covered nonperforming assets totaled $20.1 million and $26.3 million as of September 30, 2011 and December 31, 2010, respectively. The decreases in the covered nonperforming assets were mainly result of the increase of charge-offs, the collections of SBA guaranteed portions, and the disposition of the covered OREO. These covered nonperforming assets are subject to loss sharing agreement with the FDIC. The covered nonperforming assets as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Covered loans on non-accrual status	$19,069	$24,874
Covered other real estate owned	1,028	1,459

Total covered nonperforming assets	$20,097	$26,333

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

The following table sets forth the composition of the allowance for loan losses on non-covered loans as of September 30, 2011 and December 31, 2010, respectively:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Specific (Impaired loans)	$16,567	$11,643
Formula (non-homogeneous)	29,821	39,939
Homogeneous	710	465

Total allowance for loan losses	$47,098	$52,047

The table below summarizes the activity in the Company’s allowance for loan losses on non-covered loans for the periods indicated:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010	Nine Months Ended September 30, 2010
	(Dollars in thousands)
Balances
Average total non-covered loans outstanding during the period 1)	$1,469,886	$1,493,526	$1,498,908

Total non-covered loans outstanding at end of period 1)	$1,467,146	$1,527,928	$1,466,234

Allowance for Loan Losses on Non-covered Loans:
Balance at beginning of period	$52,047	$58,543	$58,543
Charge-offs:
Construction	1,932	947	419
Commercial - Real Estate	8,380	20,296	16,178
Commercial - Business	5,562	8,114	5,011
Trade Finance	444	1,448	1,448
SBA	1,285	1,075	1,008
Consumer	956	767	563
Other	—	—	—

Total charge-offs	18,559	32,647	24,627
Recoveries
Construction	366	561	123
Commercial - Real Estate	576	1,357	1,357
Commercial - Business	208	2,890	2,817
Trade Finance	—	—	—
SBA	46	189	151
Consumer	214	154	96
Other	—	—	—

Total recoveries	1,410	5,151	4,544

Net loan charge-offs	17,149	27,496	20,083
Provision for loan losses	12,200	21,000	16,000

Balance at end of period	$47,098	$52,047	$54,460

Ratios:
Net loan charge-offs to average total non-covered loans*	1.56%	1.84%	1.79%
Provision for loan losses to average total non-covered loans*	1.11	1.41	1.43
Allowance for loan losses to total non-covered loans at end of period	3.21	3.41	3.71
Allowance for loan losses to total non-covered nonperforming loans	136.98	114.34	126.12
Net loan charge-offs to allowance for loan losses at end of period*	48.68	52.83	49.30
Net loan charge-offs to provision for loan losses	140.57	130.93	125.52

*	Ratios are annualized for comparability purposes

1)	Total non-covered loans are net of deferred loan fees and discount on SBA loans sold.

Based on a quarterly migration and qualitative analysis which evaluates the loan portfolio credit quality, the allowance for loan losses on non-covered loans decreased to $47.1 million as of September 30, 2011 compared to $52.0 million at December 31, 2010. The Company recorded a provision of $1.2 million and $12.2 million for the three and nine months ended September 30, 2011 compared to $4.0 million and $16.0 million for the same periods in 2010. For the nine months ended September 30, 2011, the Company charged off $18.6 million and recovered $1.4 million resulting in net loan charge-offs of $17.1 million compared to net loan charge-offs of $20.1 million for the same period in 2010.

Management believes the level of the allowance as of September 30, 2011 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require increased provisions for loan losses in the future.

The ratio of the Company’s allowance for loan losses to total non-covered loans decreased to 3.21% as of September 30, 2011 compared to 3.41% as of December 31, 2010 and 3.71% as of September 30, 2010. The ratio of the allowance for loan losses to total non-covered nonperforming loans increased to 137% as of September 30, 2011 compared to 114% as of December 31, 2010 due to a reduction in non-covered nonperforming loans. Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. Commercial real estate is the principal collateral for the Company’s loans.

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

The Company’s weighted average interest bearing deposit cost decreased to 1.26% for the nine months ended September 30, 2011, compared to 1.52% for the same period in 2010. The decrease was primary due to change in mix to increase the proportion of lower cost deposits.

The Company can deter, to some extent, the rate sensitive customers who demand high cost certificates of deposit because of local market competition by using wholesale funding sources. As of September 30, 2011, the Company held brokered deposits in the amount of $33.1 million compared to $101.2 million as of December 31, 2010. The Company also had certificates of deposit with State of California in the amount of $115.0 million as of September 30, 2011 and December 31, 2010.

The following table summarizes deposits and the composition of deposits as a percentage of total deposits as of the dates indicated:

	September 30, 2011		December 31, 2010		Change in
					Amount	Percentage
			(Dollars in thousands)
Demand deposits (noninterest-bearing)	$499,556	27.8%	$396,973	22.4%	$102,583	25.8%
Money market accounts and NOW	503,251	28.0	471,132	26.6	32,119	6.8
Savings	89,579	5.0	87,484	4.9	2,095	2.4

	1,092,386	60.8	955,589	53.9	136,797	14.3
Time certificates of deposit
Less than $100,000	307,011	17.1	334,341	18.9	(27,330)	(8.2)
$100,000 or more	397,507	22.1	481,064	27.2	(83,557)	(17.4)

Total	$1,796,904	100.0	$1,770,994	100.0	$25,910	1.5

Total deposits increased by $25.9 million or 1.5% as of September 30, 2011 compared to $1.77 billion as of December 31, 2010. During the nine months of 2011, noninterest-bearing demand deposits increased by $102.6 million, or 25.8%, and represented 27.8% of total deposits as of September 30, 2011 compared to 22.4% as of December 31, 2010. MMDA and NOW account balances increased by $32.1 million, or 6.8%, representing 28.0% of total deposits as of September 30, 2011 increasing from 26.6% as of December 31, 2010. Savings account balances increased by $2.1 million, or 2.4%, and represented 5.0% of total deposits as of September 30, 2011 from 4.9% as of December 31, 2010. Time certificates of deposit under $100,000, which are classified as core deposits, decreased by $27.3 million, or 8.2%. Jumbo time certificates of deposit, or time certificates of deposit equal to or greater than $100,000, decreased by $83.6 million, or 17.4%.

Time deposits by maturity dates are as follows as of September 30, 2011:

Year	$100,000 or Greater	Less Than $100,000	Total
	(Dollars in thousands)
2011	$164,532	$86,175	$250,707
2012	196,360	205,347	401,707
2013	29,213	12,451	41,664
2014	4,668	1,665	6,333
2015 and thereafter	2,734	1,373	4,107

Total	$397,507	$307,011	$704,518

Information concerning the average balance and average rates paid on deposits by deposit type for the three and nine months ended September 30, 2011 and 2010 is contained in the tables above in the section entitled “Net Interest Income and Net Interest Margin.”

Other Borrowed Funds

The Company regularly uses FHLB advances and short-term borrowings, which consist of notes issued to the U.S. Treasury to manage Treasury Tax and Loan payments. The Company’s outstanding FHLB borrowings were $131.4 million and $167.2 million as of September 30, 2011 and December 31, 2010, respectively. Notes issued to the U.S. Treasury amounted to $745,000 as of September 30, 2011 compared to $963,000 as of December 31, 2010. The total borrowed amount outstanding as of September 30, 2011 and December 31, 2010 was $132.1 million and $188.7 million, respectively.

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

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
FHLB	$131,385	$167,213
US Treasury	745	963
Secured financing - SBA loan transfer	—	20,494

Total other borrowed funds	$132,130	$188,670

In addition, the issuance of long-term subordinated debentures at the end of 2003 of $18.0 million in “pass-through” trust preferred securities created another source of funding.

Contractual Obligations

The following table presents, as of September 30, 2011, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. These contractual obligations, except for the operating lease obligations, are included in the Consolidated Statements of Financial Condition. The payment amounts represent those amounts contractually due to the recipient.

	Remaining 3 months in 2011	2012	2013	2014	2015	2016 & thereafter	Total
	(Dollars in thousands)
Debt obligations 1)	$—	$—	$—	$—	$—	$18,557	$18,557
FHLB advances	5,195	105,389	157	167	176	20,301	131,385
Deposits	257,064	420,224	54,228	13,788	5,747	1,883	752,934
Operating lease obligations	649	2,239	1,846	1,364	1,067	1,631	8,796

Total contractual obligations	$262,908	$527,852	$56,231	$15,319	$6,990	$42,372	$911,672

1)	Includes principal payment only and may be redeemed quarterly by the issuer.

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

As a means of augmenting the liquidity sources, the Company has available a combination of borrowing sources comprised of FHLB advances, federal funds lines with various correspondent banks, and access to the wholesale markets. The Company believes these liquidity sources to be stable and adequate. As of September 30, 2011, the Company was not aware of any information that was reasonably likely to have a material adverse effect on its liquidity position.

The liquidity of the Company is primarily dependent on the payment of cash dividends by its subsidiary, Center Bank, subject to limitations imposed by the laws of the State of California. Center Financial held $4.2 million in liquid funds with Center Bank as of September 30, 2011 which can be used to pay dividends on Center Financial’s preferred stock, interest on its capital trust pass-through securities and other expenses as needed.

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

	As of September 30, 2011	As of December 31, 2010
	(Dollars in thousands)
Net loans	$1,512,629	$1,592,163
Deposits	$1,796,904	$1,770,994
Net loan to deposit ratio	84.2%	89.9%

As of September 30, 2011 and December 31, 2010, the Company’s liquidity ratio, which is the ratio of available liquid funds to net deposits and short-term liabilities, was 19.6% and 18.5%, respectively. The Company’s liquidity ratio increased as cash and other short-term marketable assets continued to increase during the first nine months in 2011. Total available on balance sheet liquidity as of September 30, 2011 was $373.5 million, consisting of excessive cash holdings or balances in due from banks, overnight Fed funds sold, money market funds and unpledged available-for-sale securities, compared to $335.6 million as of December 31, 2010.

As of September 30, 2011, the Company’s net non-core fund dependence ratio was 7.84% under applicable regulatory guidelines, which assumes all certificates of deposit over $250,000 as volatile sources of funds, as compared to 19.8% as of December 31, 2010. The net non-core fund dependence ratio is the ratio of net short-term investment less non-core liabilities divided by long-term assets. All of the ratios as of and for the nine months ended September 30, 2011 were in compliance with internal guidelines. The Company is continuously looking toward the growth of retail core and time deposits to meet its liquidity needs in the future.

As of September 30, 2011, the Company had $375.7 million of available funds in FHLB borrowings, $137.3 million with the FRB and $26.0 million in federal funds lines totaling $539.0 million of available funding sources. Additionally, $55.2 million in investment securities may be pledged as collateral for repurchase agreements and other credit facilities. The Company was approved for the Borrower In Custody arrangement by the FRB in January 2009. Collateral held in such an arrangement may be used to secure advances and/or credit for the discount window program and will provide the Company with additional source of liquidity. This total available funding availability does not include the Company’s ability to purchase brokered deposits, which is limited by the Company’s policy to 20% of total deposits.

	FHLB	FRB	Federal Funds Facility	Total
	(Dollars in thousands)
Total capacity	$506,895	$137,311	$26,000	$670,206
Used	(131,193)	—	—	(131,193)

Available	$375,702	$137,311	$26,000	$539,013

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

The Company’s overall strategy is to minimize the adverse impact of immediate incremental changes in market interest rates (rate shock) on net interest income and economic value of equity. Economic value of equity is defined as the present value of assets, minus the present value of liabilities and off-balance sheet instruments. The attainment of this goal requires a balance between profitability, liquidity and interest rate risk exposure. To minimize the adverse impact of changes in market interest rates, the Company simulates the effect of instantaneous interest rate changes on net interest income and economic value of equity (“EVE”) on a quarterly basis. The table below shows the estimated impact of changes in interest rates on our net interest income and market value of equity as of September 30, 2011 and June 30, 2011, respectively, assuming a parallel shift of 100 to 400 basis points in both directions.

	Net Interest Income (NII) 1)		Economic Value of Equity (EVE) 2)
Change (In Basis Points)	September 30, 2011 % Change	June 30, 2011 % Change	September 30, 2011 % Change	June 30, 2011 % Change
+400	29.35%	31.77%	-30.63%	-28.02%
+300	22.77%	25.30%	-22.63%	-20.65%
+200	15.33%	16.56%	-14.49%	-13.37%
+100	7.58%	8.36%	-6.87%	-6.53%
Level
-100	0.40%	0.06%	4.53%	4.70%
-200	4.87%	2.53%	5.93%	8.58%
-300	4.79%	2.40%	7.67%	9.77%
-400	4.71%	2.31%	9.41%	10.99%

1)	The percentage change represents net interest income for twelve months in a stable interest rate environment versus net interest income in the various rate scenarios
2)	The percentage change represents economic value of equity of the Company in a stable interest rate environment versus economic value of equity in the various rate scenarios

All interest-earning assets and interest-bearing liabilities are included in the interest rate sensitivity analysis as of September 30, 2011 and June 30, 2011, respectively. As of September 30, 2011 and June 30, 2011, respectively, our estimated changes in net interest income and economic value of equity were within the ranges established by the Board of Directors. In a declining rate environment, the interest rate floors on the loans contribute to the favorable impact on the net interest income while in the rising rate environment, these interest rate floors also serve to lessen the full benefit of higher interest rates.

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

CAPITAL RESOURCES

Shareholders’ equity as of September 30, 2011 was $294.7 million, compared to $274.0 million as of December 31, 2010. The increase was due primarily to net earnings of $19.2 million in the first nine months of 2011. The primary sources of capital have historically been retained earnings and relatively nominal proceeds from the exercise of employee incentive and/or nonqualified stock options. There were 7,192 option shares exercised during the first nine months of 2011. Shareholders’ equity is also affected by changes in unrealized losses on available-for-sale securities.

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

The Company is committed to maintaining capital at a level sufficient to assure shareholders, customers and regulators that the Company is financially sound and able to support its growth from its retained earnings. From October 2003 to January 2009 Center Financial paid quarterly cash dividends to its shareholders. On March 25, 2009, the Company’s board of directors suspended its quarterly cash dividends based on adverse economic conditions and the Company’s then recent losses. The Company has determined that this is a prudent, safe and sound practice to preserve capital. The Company would be required to obtain the Treasury Department’s approval to reestablish common stock dividends in the future until December 2011 unless the preferred stock issued to the Treasury Department in the TARP Capital Purchase Program has been redeemed prior to that time. The Company had been also required to obtain prior approval of the FRB to pay dividends pursuant to its MOU with the FRB (see “Informal Regulatory Agreements” above). In October 2011, the Company’s MOU with the FRB was lifted.

The Company is subject to risk-based capital regulations adopted by the federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. The risk-based capital guidelines assign risk weightings to assets both on and off-balance sheet and place increased emphasis on common equity. According to the regulations, institutions whose Tier I risk based capital ratio, total risk based capital ratio and leverage ratio meet or exceed 6%, 10% and 5%, respectively, are deemed to be “well-capitalized.” As of September 30, 2011, all of the Company’s capital ratios were above the minimum regulatory requirements for a “well-capitalized” institution.

The MOU the Bank had entered into with the FDIC and the DFI required the development of a capital plan that included maintaining a minimum Tier 1 leverage capital ratio of not less than 9% and a total risk-based capital ratio of not less than 13% while the MOU remained in effect. In September 2011, the Bank’s MOU with the FDIC and the DFI was lifted. The Bank’s regulatory capital ratios as of September 30, 2011 and December 31, 2010 exceeded these requirements, respectively.

The following table compares the Company’s and Bank’s actual capital ratios as of September 30, 2011, to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

Regulatory Capital Ratios

	Center Financial Corporation	Center Bank	Minimum Regulatory Requirements	Well Capitalized Requirements
Total Capital (to Risk-Weighted Assets)	21.10%	20.91%	8.00%	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	19.83%	19.64%	4.00%	6.00%
Tier 1 Capital (to Average Assets)	13.51%	13.38%	4.00%	5.00%

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on the evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 2, 2011, a purported class action was filed in Los Angeles County Superior Court against the Company, the Company’s directors and Nara Bancorp alleging, among other things, that the directors breached their fiduciary duties in connection with their approval of the proposed merger with Nara Bancorp and that the Company breached its fiduciary duties in connection with the disclosures it made regarding the proposed merger. On July 29, 2011, the parties to the litigation agreed to settle all claims asserted in the action, subject to, among other things, the execution of a stipulation of settlement and court approval. As part of the settlement, Nara Bancorp and the Company agreed to make certain supplemental disclosures included in an amendment to the registration statement for the Nara Bancorp shares to be issued at the completion of the merger. In addition, defendants have agreed to pay up to $400,000 in plaintiff’s attorneys’ fees and expenses, if and to the extent approved by the court. The court hearing on the proposed settlement is scheduled on November 16, 2011. Such payment would be due only if the merger is consummated and be payable by the combined company. If approved by the court, the settlement also would result in the release by the plaintiff and the proposed settlement class of all claims that were or could have been brought challenging any aspect of the merger agreement, the merger and any disclosures made in connection therewith (but excluding any properly perfected claims for statutory appraisal in connection with the merger, certain claims arising under the federal securities laws and any claims to enforce the settlement).

Item 1A:	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 and the section titled “Risk Factors” in the Company’s 2011 proxy statement. These factors could materially affect the Company’s business, financial condition, liquidity, results of operations and capital position, and could cause the Company’s actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There were no material changes from the risk factors previously disclosed in our 2010 Annual Report on Form 10-K and the proxy statement.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4:	(REMOVED AND RESERVED)

Item 5:	OTHER INFORMATION

Not applicable

Item 6:	EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Center Financial Corporation[1]

3.2	Amended and Restated Bylaws of Center Financial Corporation[2]

3.3	Amendment to Bylaws of Center Financial Corporation[3]

3.4	Amendment to Articles of Incorporation of Center Financial Corporation[4]

4.1	Certificate of Determination for Series A Preferred Stock of Center Financial Corporation[3]

10.2	2006 Stock Incentive Plan, as Amended and Restated June 13, 2007[5]

10.3	Lease for Corporate Headquarters Office[6]

10.4	Indenture dated as of December 30, 2003 between Wells Fargo Bank, National Association, as Trustee, and Center Financial Corporation, as Issuer[7]

10.5	Amended and Restated Declaration of Trust of Center Capital Trust I, dated as of December 30, 2003[7]

10.6	Guarantee Agreement between Center Financial and Wells Fargo Bank, National Association dated as of December 30, 2003[7]

10.7	Deferred compensation plan and list of participants[8]

10.8	Split dollar plan and list of participants[8]

10.9	Survivor income plan and list of participants[8]

10.10	Warrant to Purchase Common Stock[3]

10.11	Letter Agreement, dated as of December 12, 2008, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between Center Financial Corporation and the United States Department of the Treasury[3]

11	Statement of Computation of Per Share Earnings (included in Note 9 to Interim Consolidated Financial Statements included herein.)

31.1	Certification of Principal Executive Officer (Section 302 Certification)

31.2	Certification of Principal Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

1	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by reference
2	Filed as an Exhibit to the Form 8-K filed with the SEC on May 12, 2006 and incorporated herein by reference
3	Filed as an Exhibit to the Form 8-K filed with the SEC on December 16, 2008 and incorporated herein by reference
4	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference
5	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference
6	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference
7	Filed as an Exhibit of the same number to the Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference
8	Filed as an Exhibit of the same number to the Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Center Financial Corporation

Date: November 8, 2011	By:	/s/ Richard S. Cupp
Richard S. Cupp
President & Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2011	By:	/s/ Hwa Kyung Kim
Hwa Kyung Kim Controller (Principal Financial Officer)